Form 10-Q
period 2002-12-27
SEAGATE TECHNOLOGY
filed 2003-02-10
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                           to

Commission File Number 001-31560

SEAGATE TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0232277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309GT

Ugland House, South Church Street

George Town, Grand Cayman

Cayman Islands

(Address of Principal Executive Offices)

Telephone: (345) 949-8066

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common shares, par value $0.00001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 31, 2003, 428,719,492 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Revenue	$1,734	$1,629	$3,313	$2,923
Cost of revenue	1,241	1,192	2,448	2,188
Product development	169	164	329	315
Marketing and administrative	105	109	191	205
Amortization of intangibles	—	5	—	10
Restructuring	—	—	7	—

Total operating expenses	1,515	1,470	2,975	2,718

Income from operations	219	159	338	205
Interest income	4	6	8	15
Interest expense	(12)	(19)	(25)	(42)
Other, net	(9)	3	(5)	11

Other income (expense), net	(17)	(10)	(22)	(16)

Income before income taxes	202	149	316	189
Provision for income taxes	4	25	8	31

Net income (1)	$198	$124	$308	$158

Net income per share:
Basic	$0.49	$0.31	$0.76	$0.40
Diluted	0.43	0.31	0.67	0.40
Number of shares used in per share calculations:
Basic	408	400	405	400
Diluted	463	400	459	400

(1)	During the quarter ended December 27, 2002 and immediately prior to the closing of its initial public offering, the Company paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC.

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 27, 2002	June 28, 2002 (a)
ASSETS (See Note 4)
Cash and cash equivalents	$622	$612
Short-term investments	352	231
Accounts receivable, net	628	614
Inventories	310	347
Other current assets	166	158

Total Current Assets	2,078	1,962

Property, equipment and leasehold improvements, net	1,025	1,022
Intangible assets, net	5	6
Other assets, net	113	105

Total Assets (See Note 4)	$3,221	$3,095

LIABILITIES
Accounts payable	$718	$743
Affiliate accounts payable	12	12
Accrued employee compensation	164	190
Accrued deferred compensation	—	147
Accrued expenses	326	339
Accrued income taxes	179	170
Current portion of long-term debt	4	2

Total Current Liabilities	1,403	1,603
Other liabilities	98	102
Long-term debt, less current portion	747	749

Total Liabilities	2,248	2,454

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, common shares and paid-in capital	632	598
Deferred stock compensation	(10)	—
Retained earnings	351	43

Total Shareholders’ Equity	973	641

Total Liabilities and Shareholders’ Equity	$3,221	$3,095

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 28, 2002 included in its registration statement on Form S-1, Registration No. 333-100513, as declared effective by the United States Securities and Exchange Commission on December 10, 2002.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Six Months Ended
	December 27, 2002	December 28, 2001
OPERATING ACTIVITIES
Net income	$308	$158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	214	189
Non-cash portion of restructuring charge	(10)	—
Deferred income tax	(16)	(9)
Other, net	30	(6)
Changes in operating assets and liabilities:
Accounts receivable	(25)	(147)
Inventories	14	(12)
Accounts payable	(20)	104
Accrued expenses, employee compensation and warranty	(2)	(74)
Accrued income taxes	9	42
Other assets and liabilities	(25)	(4)
Accrued deferred compensation	(147)	—

Net cash provided by operating activities	330	241

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(221)	(233)
Purchases of short-term investments	(1,544)	(410)
Maturities and sales of short-term investments	1,423	485
Sale of XIOtech, net of repayment of intercompany debt	8	—
Sale of Reynosa facility	28	—
Other, net	(26)	(1)

Net cash used in investing activities	(332)	(159)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(6)
Issuance of common shares	274	3
Distributions to shareholders	(262)	—
Other, net	—	2

Net cash provided by (used in) financing activities	12	(1)

Increase in cash and cash equivalents	10	81
Cash and cash equivalents at the beginning of the period	612	726

Cash and cash equivalents at the end of the period	$622	$807

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 27, 2002

(in millions)

(unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at June 28, 2002	400	$—	2	$—	$598	$—	$43	$641
Net income and comprehensive income							308	308
Issuance of common shares as a result of employee option exercises			2		4			4
Sale of XIOtech to New SAC in exchange for $32 note payable distributed to shareholders					(1)			(1)
Distributions to shareholders					(262)			(262)
Issuance of common shares in initial public offering			24		270			270
Conversion of preferred shares into common shares upon initial public offering	(400)		400
Amortization of deferred compensation related to New SAC restricted share plans					5			5
Deferred compensation					11	(11)		—
Amortization of deferred compensation						1		1
Compensation expense related to executive terminations					7			7

Balance at December 27, 2002	—	$—	428	$—	$632	$(10)	$351	$973

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

On December 13, 2002, Seagate Technology, which is referred to herein as “the Company,” completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by Seagate Technology and 48,500,000 of which were sold by New SAC, the Company’s parent, as selling shareholder, at a price of $12 per share. The Company was formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” On November 4, 2002, the Company sold XIOtech Corporation, the wholly-owned subsidiary that operated the Company’s storage area networks operating business, to New SAC. New SAC in turn sold 51% of XIOtech to a third party in a transaction in which XIOtech also sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of XIOtech. Through November 22, 2000, the rigid disc drive business that the Company now operates and the storage area networks business that the Company operated through November 4, 2002 were the rigid disc drive and storage area networks divisions of Seagate Delaware. Those divisions are the Company’s predecessor, and Seagate Delaware was the parent company of the Company’s predecessor. On December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.” See Note 2, Consummation of Initial Public Offering.

The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 28, 2002 are included in its registration statement on Form S-1, Registration No. 333-100513, as declared effective by the United States Securities and Exchange Commission on December 10, 2002. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 28, 2002 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six-month periods ended December 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended September 27, 2002 and September 28, 2001 were both 13 weeks. Fiscal year 2003 will be comprised of 52 weeks and will end on June 27, 2003.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Consummation of Initial Public Offering

On November 22, 2000, as part of a series of transactions referred to herein as the “November 2000 transactions,” New SAC acquired the rigid disc drive and storage area networks divisions of Seagate Delaware that were in turn contributed in exchange for all of the Company’s then-outstanding capital stock, which consisted of 400,000,000 Series A preferred shares. Upon the closing of the Company’s initial public offering, these Series A preferred shares were automatically converted on a one-for-one basis into its common shares, which shares are included in the calculation of basic and diluted net income per share.

On December 13, 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, its parent, as selling shareholder, at a price of $12 per share. The Company received proceeds from its sale of the 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. Immediately prior to the closing of its initial public offering, the Company paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC. The Company also paid a lump sum of approximately $12 million to certain New SAC investors in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during the quarter ended December 27, 2002.

New SAC received proceeds of approximately $557 million from the sale of 48,500,000 of the Company’s common shares, after deducting underwriting discounts and commissions, from the offering. New SAC distributed these net proceeds from the offering together with its proceeds from the return of capital distribution by the Company described above to the holders of its preferred and ordinary shares. After the initial public offering, New SAC retains 351,500,000 of the Company’s outstanding common shares. As a result of the distribution to the New SAC preferred shareholders, the Company’s wholly-owned subsidiary, Seagate Technology HDD Holdings, became obligated to make payments of approximately $147 million to the participants in its deferred compensation plan. These payments were made following the closing of the Company’s initial public offering.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three- and six-month periods ended December 27, 2002 and December 28, 2001 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
Numerator:
Net Income	$198	$124	$308	$158

Denominator:
Denominator for basic net income per share—weighted average number of preferred and common shares outstanding during the period	408	400	405	400
Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	55	—	54	—

Denominator for diluted net income per share—weighted average shares	463	400	459	400
Basic net income per share	$0.49	$0.31	$0.76	$0.40

Diluted net income per share	$0.43	$0.31	$0.67	$0.40

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Balance Sheet Information

	December 27, 2002	June 28, 2002
	(in millions)
Accounts Receivable:
Accounts receivable	$663	$643
Allowance for doubtful accounts	(35)	(29)

	$628	$614

Inventories:
Components	$43	$54
Work-in-process	54	34
Finished goods	213	259

	$310	$347

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$1,675	$1,500
Accumulated depreciation and amortization	(650)	(478)

	$1,025	$1,022

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$92	$97
Long-term accrued warranty included in other liabilities on the balance sheet	57	63

	$149	$160

5. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays it operates under in China, Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2010 and served to reduce the Company’s effective tax rate during the three-month periods ended December 27, 2002 and December 28, 2001 from a notional rate of 35% to an actual rate of approximately 12% and 17%, respectively, and served to reduce its effective tax rate during the six-month periods ended December 27, 2002 and December 28, 2001 from a notional rate of 35% to an actual rate of 12% and 17%, respectively. The effective tax rate for the three and six-month periods ended December 27, 2002 was further reduced to approximately 2% and 3%, respectively, primarily due to the realization of U.S. net operating loss carryforwards and other deferred tax assets that had been previously subject to a valuation allowance.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Income Taxes (cont’d)

The Company has recorded net deferred tax assets of $74 million, the realization of which is dependent on its ability to generate sufficient U.S. taxable income in fiscal year 2003 and fiscal year 2004. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. taxable income. As of December 27, 2002, the Company’s valuation allowance for deferred tax assets was $373 million. The valuation allowance decreased by approximately $97 million in the three months ended December 27, 2002 due to the transfer of deferred tax assets in connection with its sale of XIOtech to New SAC. See Note 12, Sale of XIOtech Corporation.

The Company anticipates that its effective tax rate will approximate 3% in the subsequent quarters of fiscal year 2003. However, its effective tax rate may increase or decrease to the extent the Company records adjustments to its valuation allowance for deferred tax assets.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation is expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The settlement is now before the Joint Committee on Taxation for review. The filing of the settlement stipulation and the anticipated execution of the closing agreement will not result in an additional provision for income taxes.

As of December 27, 2002 and December 28, 2001, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets.

Certain of the Company’s foreign tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Compensation

Stock Options

During the six months ended December 27, 2002, the Company granted 3,970,420 options to purchase common shares at a price of $10.00 per share and 200,000 options to purchase common shares at a price of $14.00 per share. During the six months ended December 27, 2002, options to purchase 1,872,547 common shares were exercised with proceeds to the Company of approximately $4 million.

Deferred Stock Compensation

In connection with certain stock options granted during the six months ended December 27, 2002, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through December 27, 2002, the Company has amortized $1 million of such compensation expense.

7. Restructuring Costs

During the six months ended December 27, 2002, the Company recorded a $17 million restructuring charge. The Company also reduced a restructuring accrual previously recorded by its predecessor in fiscal year 1998 by $10 million because a loss on lease payments for a vacant facility was no longer anticipated as a result of a sublease arrangement completed in the quarter ended September 27, 2002. These combined actions resulted in a net restructuring charge of $7 million.

The $17 million restructuring charge was a result of a restructuring plan, which the Company refers to as the fiscal year 2003 restructuring plan, established to continue the alignment of the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in its workforce of approximately 3,750 employees, 1,675 of whom had been terminated as of December 27, 2002. The Company estimates that after completion of the restructuring activities contemplated by the fiscal year 2003 restructuring plan, annual salary expense will be reduced by approximately $17 million. The Company expects the fiscal year 2003 restructuring plan to have been substantially completed by the end of the third quarter of fiscal year 2003.

The following table summarizes the Company’s restructuring activities for the six months ended December 27, 2002:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Reserve balances, June 28, 2002	$4	$9	$1	$14
First quarter restructuring charge	17	—	—	17
Cash charges	(11)	—	—	(11)
Adjustments and reclassifications	—	(9)	(1)	(10)

Reserve balances, December 27, 2002	$10	$—	$—	$10

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.  Restructuring Costs (cont’d)

The Company may not be able to realize all of the expected savings from its restructuring activities and cannot ensure that the restructuring activities and transfers will be implemented on a cost-effective basis without delays or disruption in its production and without adversely affecting its results of operations.

8.  Business Segments

Prior to the Company’s sale of XIOtech Corporation to New SAC on November 4, 2002, the Company had two operating segments: rigid disc drives and storage area networks, however, only the rigid disc drive business was a reportable segment. See Note 12, Sale of XIOtech Corporation. The operating results for XIOtech are included in the Company’s consolidated results of operations through the date that XIOtech was sold to New SAC and are included in the “other” category below. The Company has identified its Chief Executive Officer, or CEO, as the Chief Operating Decision Maker. Gross profit from operations is defined as revenue less cost of revenue. The following tables summarize the Company’s operations:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
	(in millions)
Revenue and Gross Profit
Revenue:
Rigid Disc Drives	$1,731	$1,607	$3,291	$2,886
Other	4	22	24	38
Eliminations	(1)	—	(2)	(1)

Consolidated	$1,734	$1,629	$3,313	$2,923

Gross Profit:
Rigid Disc Drives	$491	$425	$853	$715
Other	2	12	12	20

Consolidated	$493	$437	$865	$735

Total Assets
Rigid Disc Drives	$3,245	$3,216
Other	—	(1)

Operating Segments	3,245	3,215
Eliminations	(24)	(6)

Consolidated	$3,221	$3,209

XIOtech had net losses of $3 million and $9 million for the three- and six-month periods ended December 27, 2002, respectively, and net losses of $12 million and $23 million for the three- and six-month periods ended December 28, 2001, respectively, that are included in the Company’s consolidated results for those periods.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.  Comprehensive Income and Supplemental Cash Flow Information

Comprehensive Income

For the three- and six-month periods ended December 27, 2002 and December 28, 2001, comprehensive income included only net income. The Company records unrealized gains and losses on the mark-to-market of its investments and its interest rate swap agreement as components of accumulated other comprehensive income (loss). The Company’s interest rate swap agreement matured in November 2002. The accumulated other comprehensive income (loss) at December 27, 2002 and June 28, 2002 was insignificant.

Supplemental Cash Flow Information

	For the Six Months Ended
	December 27, 2002	December 28, 2001
	(in millions)
Cash Transactions:
Cash paid for interest	$28	$25
Cash paid (received) for income taxes, net of refunds	15	(2)

10.  Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14, Product Warranty. The Company will adopt the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 27, 2003.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.  Litigation

In July 2002, the Company was sued in the People’s Court of Nanjing City, China by an individual and a private Chinese company. The complaint alleges that two of the Company’s personal storage rigid disc drive products infringe a Chinese patent which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop the Company from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served the Company with notice that they had refiled the lawsuit. The new complaint claims immaterial monetary damages, requests injunctive relief and a recall of the products from the Chinese market. Based upon a preliminary analysis of the patent and the products, the Company does not believe it infringes. Moreover, the accused products were scheduled for end of life at the end of 2002.

12.  Sale of XIOtech Corporation

On November 4, 2002, the Company sold XIOtech Corporation, the wholly-owned indirect subsidiary that operated the Company’s storage area networks business, to New SAC. New SAC in turn sold 51% of XIOtech to a third party in a transaction in which XIOtech sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of XIOtech.

In consideration of the Company’s sale of XIOtech to New SAC, the Company received a $32 million promissory note from New SAC. The amount of this promissory note was equal to the estimated fair value of XIOtech as of the date of the sale, net of intercompany indebtedness. Immediately after the sale of XIOtech to New SAC, the Company made an in-kind pro rata distribution of the entire promissory note to the holders of its then-outstanding shares, including New SAC, which at the time owned approximately 99.4% of its outstanding shares. That portion of the note distributed back to New SAC was cancelled, and New SAC immediately paid off the remaining 0.6% of the promissory note held by the Company’s minority shareholders. As a result of the sale of XIOtech, the Company will no longer consolidate XIOtech’s operations with its operations.

Because New SAC at the time owned approximately 99.4% of the Company’s outstanding shares, its sale of XIOtech to New SAC was recorded as a dividend of an amount equal to the net book value of XIOtech of $1 million rather than as a sale for the fair value of the promissory note. As of November 4, 2002, XIOtech’s balance sheet consisted of $33 million of current assets, $6 million of non-current assets, $36 million of current liabilities (which included $19 million of intercompany indebtedness), and $2 million of long-term liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.  Warranty and Services Agreement

On October 28, 2002, the Company closed the sale of its product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly-owned subsidiary of Jabil Circuit, Inc. Jabil will be the primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, the Company will be dependent upon Jabil to effectively manage warranty repair related costs and activities. The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, the Company’s obligations under the services agreement, and potential reimbursements by the Company to Jabil. Because the fair values of each of these elements have not been separately established, and because the Company will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense. Of the $10 million excess, $5 million was utilized in the current quarter to offset an immediate repair cost increase and the remaining $5 million will be utilized over the remaining period of the long-term services agreement.

14.  Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three- and six-month periods ended December 27, 2002 and December 28, 2001 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
	(in millions)
Balance, beginning of period	$150	$178	$160	$192
Warranties issued	19	21	41	38
Repairs and replacements	(32)	(27)	(60)	(55)
Changes in liability for pre-existing warranties, including expirations	12	4	8	1

Balance, end of period	$149	$176	$149	$176

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.  Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregrate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at December 27, 2002 and June 28, 2002, and the condensed consolidating results of operations and its cash flows for the six months ended December 27, 2002 and December 28, 2001. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Balance Sheet

December 27, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$1	$603	$—	$622
Short-term investments	—	—	352	—	352
Accounts receivable, net	—	—	628	—	628
Intercompany receivable	143	—	16	(159)	—
Inventories	—	—	310	—	310
Other current assets	—	206	166	(206)	166

Total Current Assets	161	207	2,075	(365)	2,078

Property, equipment and leasehold improvements, net	—	—	1,025	—	1,025
Equity investment in HDD	828	—	—	(828)	—
Equity investments in Non-Guarantors	—	1,407	—	(1,407)	—
Intangible assets, net	—	—	5	—	5
Intercompany loan receivable	—	—	—	—	—
Other assets	—	13	100	—	113

Total Assets	$989	$1,627	$3,205	$(2,600)	$3,221

Accounts payable	$—	$—	$718	$—	$718
Affiliate accounts payable	—	—	12	—	12
Intercompany payable	15	144	—	(159)	—
Accrued employee compensation	1	—	163	—	164
Accrued expenses	—	5	321	—	326
Accrued income taxes	—	—	179	—	179
Current portion of long-term debt	—	2	208	(206)	4

Total Current Liabilities	16	151	1,601	(365)	1,403

Other liabilities	—	—	98	—	98
Intercompany loan payable	—	—	—	—	—
Long-term debt, less current portion	—	648	99	—	747

Total Liabilities	16	799	1,798	(365)	2,248

Shareholders’ Equity	973	828	1,407	(2,235)	973

Total Liabilities and Shareholders’ Equity	$989	$1,627	$3,205	$(2,600)	$3,221

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Balance Sheet

June 28, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$46	$566	$—	$612
Short-term investments	—	—	231	—	231
Accounts receivable, net	—	—	614	—	614
Intercompany receivable	—	3	14	(17)	—
Inventories	—	—	347	—	347
Other current assets	—	—	158	—	158

Total Current Assets	—	49	1,930	(17)	1,962

Property, equipment and leasehold improvements, net	—	—	1,022	—	1,022
Equity investment in HDD	632	—	—	(632)	—
Equity investments in Non-Guarantors	9	1,067	—	(1,076)	—
Intangible assets, net	—	—	6	—	6
Intercompany loan receivable	—	305	—	(305)	—
Other assets	—	14	91	—	105

Total Assets	$641	$1,435	$3,049	$(2,030)	$3,095

Accounts payable	$—	$—	$743	$—	$743
Affiliate accounts payable	—	—	12	—	12
Intercompany payable	—	1	16	(17)	—
Accrued employee compensation	—	—	190	—	190
Deferred compensation	—	146	1	—	147
Accrued expenses	—	6	333	—	339
Accrued income taxes	—	—	170	—	170
Current portion of long-term debt	—	1	1	—	2

Total Current Liabilities	—	154	1,466	(17)	1,603

Other liabilities	—	—	102	—	102
Intercompany loan payable	—	—	305	(305)	—
Long-term debt, less current portion	—	649	100	—	749

Total Liabilities	—	803	1,973	(322)	2,454

Shareholders’ Equity	641	632	1,076	(1,708)	641

Total Liabilities and Shareholders’ Equity	$641	$1,435	$3,049	$(2,030)	$3,095

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Operations

Three Months Ended December 27, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,734	$—	$1,734
Cost of revenue	—	—	1,241	—	1,241
Product development	—	—	169	—	169
Marketing and administrative	—	—	105	—	105

Total operating expenses	—	—	1,515	—	1,515

Income from operations	—	—	219	—	219
Interest income	—	—	4	—	4
Interest expense	—	—	(12)	—	(12)
Equity in income of HDD	201	—	—	(201)	—
Equity in income (loss) of Non-Guarantors	(3)	201	—	(198)	—
Other, net	—	—	(9)	—	(9)

Other income (expense), net	198	201	(17)	(399)	(17)

Income before income taxes	198	201	202	(399)	202
Provision for income taxes	—	—	4	—	4

Net income	$198	$201	$198	$(399)	$198

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Operations

Six Months Ended December 27, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,313	$—	$3,313
Cost of revenue	—	—	2,448	—	2,448
Product development	—	—	329	—	329
Marketing and administrative	—	—	191	—	191
Restructuring	—	—	7	—	7

Total operating expenses	—	—	2,975	—	2,975

Income from operations	—	—	338	—	338
Interest income	—	—	8	—	8
Interest expense	—	—	(25)	—	(25)
Equity in income of HDD	317	—	—	(317)	—
Equity in income (loss) of Non-Guarantors	(9)	317	—	(308)	—
Other, net	—	—	(5)	—	(5)

Other income (expense), net	308	317	(22)	(625)	(22)

Income before income taxes	308	317	316	(625)	316
Provision for income taxes	—	—	8	—	8

Net income	$308	$317	$308	$(625)	$308

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Cash Flows

Six Months Ended December 27, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$308	$317	$308	$(625)	$308
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	214	—	214
Deferred income taxes	—	—	(16)	—	(16)
Non-cash portion of restructuring charge	—	—	(10)	—	(10)
Equity in income of HDD	(317)	—	—	317	—
Equity in income (loss) of Non-Guarantors	9	(317)	—	308	—
Other, net	—	—	30	—	30
Changes in operating assets and liabilities:
Accounts receivable	—	—	(25)	—	(25)
Intercompany accounts receivable	(143)	3	(2)	142	—
Inventories	—	—	14	—	14
Accounts payable	—	—	(20)	—	(20)
Intercompany accounts payable	15	143	(16)	(142)	—
Accrued expenses, employee compensation and warranty	1	1	(4)	—	(2)
Accrued income taxes	—	—	9	—	9
Other assets and liabilities, net	—	(23)	(2)	—	(25)
Accrued deferred compensation	—	(146)	(1)	—	(147)

Net cash provided by (used in) operating activities	(127)	(22)	479	—	330
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(221)	—	(221)
Purchase of short-term investments	—	—	(1,544)	—	(1,544)
Maturities and sales of short-term investments	—	—	1,423	—	1,423
Sale of XIOtech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other, net	—	—	(26)	—	(26)

Net cash used in investing activities	—	—	(332)	—	(332)
Financing Activities
Issuance of common shares	274	—	—	—	274
Loan from HDD to Non-Guarantor	—	(206)	206	—	—
Loan repayment from Non-Guarantor to HDD	—	316	(316)	—	—
Distribution from HDD to Parent	334	(334)	—	—	—
Distribution from Parent to HDD	(201)	201	—	—	—
Distribution to shareholders	(262)	—	—	—	(262)
Other, net	—	—	—	—	—

Net cash provided by financing activities	145	(23)	(110)	—	12

Increase (decrease) in cash and cash equivalents	18	(45)	37	—	10
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the period	$18	$1	$603	$—	$622

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Operations

Three Months Ended December 28, 2001

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,629	$—	$1,629
Cost of revenue	—	—	1,192	—	1,192
Product development	—	—	164	—	164
Marketing and administrative	—	—	109	—	109
Amortization of intangibles	—	—	5	—	5

Total operating expenses	—	—	1,470	—	1,470

Income from operations	—	—	159	—	159
Interest income	—	—	6	—	6
Interest expense	—	—	(19)	—	(19)
Equity in income of HDD	136	—	—	(136)	—
Equity in income (losses) of Non-Guarantors	(12)	136	—	(124)	—
Other, net	—	—	3	—	3

Other income (expense), net	124	136	(10)	(260)	(10)

Income before income taxes	124	136	149	(260)	149
Provision for income taxes	—	—	25	—	25

Net income	$124	$136	$124	$(260)	$124

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Operations

Six Months Ended December 28, 2001

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,923	$—	$2,923
Cost of revenue	—	—	2,188	—	2,188
Product development	—	—	315	—	315
Marketing and administrative	—	—	205	—	205
Amortization of intangibles	—	—	10	—	10

Total operating expenses	—	—	2,718	—	2,718

Income from operations	—	—	205	—	205
Interest income	—	—	15	—	15
Interest expense	—	—	(42)	—	(42)
Equity in income of HDD	181	—	—	(181)	—
Equity in income (losses) of Non-Guarantors	(23)	181	—	(158)	—
Other, net	—	—	11	—	11

Other income (expense), net	158	181	(16)	(339)	(16)

Income before income taxes	158	181	189	(339)	189
Provision for income taxes	—	—	31	—	31

Net income	$158	$181	$158	$(339)	$158

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Consolidating Statement of Cash Flows

Six Months Ended December 28, 2001

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$158	$181	$158	$(339)	$158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	189	—	189
Deferred income taxes	—	—	(9)	—	(9)
Equity in income of HDD	(181)	—	—	181	—
Equity in income of Non-Guarantors	23	(181)	—	158	—
Other, net	—	—	(6)	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(147)	—	(147)
Inventories	—	—	(12)	—	(12)
Accounts payable	—	—	104	—	104
Accrued expenses, employee compensation and warranty	—	—	(74)	—	(74)
Accrued income taxes	—	—	42	—	42
Other assets and liabilities, net	—	—	(4)	—	(4)

Net cash provided by operating activities	—	—	241	—	241
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(233)	—	(233)
Purchase of short-term investments	—	—	(410)	—	(410)
Maturities and sales of short-term investments	—	—	485	—	485
Other, net	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(159)	—	(159)
Financing Activities
Repayment of long-term debt	—	—	(6)	—	(6)
Issuance of common shares	3	—	—	—	3
Capital contribution to HDD	(3)	3	—	—	—
Capital contribution to Non-Guarantors	—	(3)	3	—	—
Other, net	—	—	2	—	2

Net cash used in financing activities	—	—	(1)	—	(1)

Increase in cash and cash equivalents	—	—	81	—	81
Cash and cash equivalents at the beginning of the period	—	—	726	—	726

Cash and cash equivalents at the end of the period	$—	$—	$807	$—	$807

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for the fiscal quarter and the six months ended December 27, 2002 for Seagate Technology and its predecessor. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. We are a subsidiary of New SAC, a Cayman Islands limited liability corporation. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.”

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report.

Our Company

We are the worldwide leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives are used as the primary medium for storing electronic information in systems ranging from desktop computers and consumer electronics to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in both the enterprise sector of our industry, where our products are primarily used in enterprise servers, mainframes and workstations, and the personal storage sector of our industry, where our products are used in PCs and consumer electronics.

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the six months ended December 27, 2002, approximately 62% of our combined rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard (including Compaq), Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For the six months ended December 27, 2002, approximately 34% of our revenue came from customers located in North America, approximately 32% came from customers located in Europe and approximately 34% came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Certain Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

There may, however, be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned “—Risk Factors” below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

Consummation of Initial Public Offering

On December 13, 2002, we completed the initial public offering of 72,500,000 of our common shares, 24,000,000 of which were sold by us and 48,500,000 of which were sold by New SAC, our parent company, as selling shareholder, at a price of $12 per share. We received proceeds from our sale of 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. Immediately prior to the closing of our initial public offering, we paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of our then-outstanding shares, including New SAC. We also paid a lump sum of approximately $12 million to certain New SAC investors in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during the quarter ended December 27, 2002.

New SAC received proceeds of approximately $557 million from the sale of 48,500,000 of our common shares, after deducting underwriting discounts and commissions, from the offering. New SAC distributed these net proceeds from the offering together with its proceeds from the return of capital distribution by the Company described above to the holders of its preferred and ordinary shares. After the initial public offering, New SAC retains 351,500,000 of our outstanding common shares. As a result of the distribution to New SAC’s preferred shareholders, our wholly-owned subsidiary, Seagate Technology HDD Holdings, became obligated to make payments of approximately $147 million to the participants in its deferred compensation plan. These payments were made following the closing of our initial public offering.

Disposition of Assets

Sale of XIOtech Corporation. On November 4, 2002, we sold XIOtech Corporation, our wholly-owned indirect subsidiary, to New SAC. New SAC in turn sold 51% of XIOtech to a third party in a transaction in which XIOtech also sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of XIOtech.

In consideration of our sale of XIOtech to New SAC, we received a $32 million promissory note from New SAC. The amount of this promissory note was equal to the estimated fair value of XIOtech as of the date of the sale, net of intercompany indebtedness. Immediately after the sale of XIOtech to New SAC, we made an in-kind pro rata distribution of the entire promissory note to the holders of our then-outstanding shares, including New SAC, which at the time owned approximately 99.4% of our outstanding shares. That portion of the promissory note distributed back to New SAC was cancelled, and New SAC immediately paid off the remaining 0.6% of the promissory note held by our minority shareholders. As a result of our sale of XIOtech, we will no longer consolidate XIOtech’s operations with our operations.

Because New SAC at the time owned approximately 99.4% of our outstanding shares, our sale of XIOtech to New SAC was recorded as a dividend of an amount equal to the net book value of XIOtech rather than as a sale for the fair value of the promissory note. As of November 4, 2002, the net book value of XIOtech was approximately $1 million.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Repair and Warranty Services Agreement. On October 28, 2002, we closed the sale of our product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly- owned subsidiary of Jabil Circuit, Inc. Jabil will be the primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, we will be dependent upon Jabil to effectively manage warranty repair related costs and activities.

The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, our obligations under the services agreement, and potential reimbursements by us to Jabil. Because the fair values of each of these elements have not been separately established, and because we will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to the various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense over the period of the long-term services agreement. Of the $10 million excess, $5 million was utilized in the current quarter to offset an immediate repair cost increase and the remaining $5 million will be utilized over the remaining period of the long-term services agreement.

Stock Compensation Expense

During the six months ended December 27, 2002, 4,170,420 options to purchase our common shares were granted to employees and directors. In connection with certain of these grants, we recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price and the deemed fair value of our common shares on the dates such options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through December 27, 2002, we have amortized $1 million of such compensation expense.

Current Trends Affecting Our Results of Operations

Industry Dynamics. Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. One key trend has been the decline in spending on information technology by enterprises and consumers as a result of the weakened global economy. The slowdown in enterprise expenditures is also a result of the extensive investments that many enterprises had already made in recent years before the global economic slowdown. Currently, demand for rigid disc drives in the enterprise sector is being adversely impacted as a result of the weakened economy and because enterprises have shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures.

Simultaneously with this economic weakness, there has been continued consolidation and attrition among our competitors. For instance, in 2001 Maxtor merged with Quantum’s rigid disc drive operations and IBM recently merged its rigid disc drive business with that of Hitachi. Also in 2001, Fujitsu ceased manufacturing rigid disc drives for the personal storage market. This consolidation among our competitors has contributed to shifts in market share as newly combined companies focus on integrating their operations and OEMs maintain diversity by shifting their purchasing allocations to new suppliers. Also, as manufacturers merge or exit the rigid disc drive industry, they frequently liquidate their excess inventory leading to competitive pressure which has resulted in even lower selling prices.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Consolidation is also occurring among our customers. For example, Compaq, our largest customer in 2001, recently merged with Hewlett-Packard. As a result of this trend, our customer base is increasingly concentrated among fewer OEMs, potentially providing them with increased pricing leverage. In the event that our sales to a combined entity are less than, or are on terms that are less favorable than, our sales to these customers when they were separate entities, our results of operations would suffer.

Our industry is also characterized by continuous and significant advances in technology. This contributes to:

•	rapid product life cycles that can be as short as six months;

•	increased importance of being first to market with new products in volume production;

•	difficulty in recovering research and development expenses; and

•	price erosion, particularly as new products that use fewer components become available.

Seagate Dynamics. During the past several years we have restructured our operations to reduce our costs and improve our manufacturing efficiency and flexibility. Since 1998, we and our predecessor have implemented restructuring plans that have resulted in total net charges of approximately $361 million, the closing of 14 facilities and a reduction in headcount of approximately 40,000 employees. Through our Factory of the Future initiative, we have increased the use of automation in our manufacturing operations. We believe that these changes in our operations have added to our manufacturing flexibility allowing us to improve our responsiveness to customers and take advantage of unforecasted sales opportunities to deliver products on short notice. Additionally, we have substantially improved our gross margin due to these ongoing cost savings from our restructuring activities and our programs to implement operating efficiencies. We have further benefited from reductions in depreciation expense resulting from write-downs to the fair market value of our depreciable assets in connection with the November 2000 transactions. The favorable effects on results of operations from these lower depreciation charges in connection with the write-down will gradually decrease in future periods as our older assets become fully depreciated and new assets are acquired and recorded at cost. We believe our reduced cost structure and improved manufacturing efficiency provides us with greater flexibility to address changing market conditions.

We maintain a highly integrated approach to our business by designing and manufacturing components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our innovations in manufacturing, enable us to achieve product performance and time-to-market leadership. This leadership position has enabled us to leverage our investments in research and development. Although we believe that we derive an important competitive advantage as a result of this strategy, it results in higher fixed costs, which may adversely affect our financial performance in periods of declining demand. This approach also increases the importance of realizing and maintaining substantial market share in the markets in which we compete, allowing us to spread our technology investments across a high unit volume of products.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our financial results over the last year reflect significant growth in our market share with a number of our customers. We believe these market share gains were largely driven by our technology leadership, as evidenced by our product innovation and time-to-market leadership. This leadership position has enabled us to leverage our investments in research and development across a broad range of technologically advanced high performance enterprise and personal storage products, which generally have higher margins than our older generation products. If our competitors introduce technologically advanced products to our customers, we could lose market share and suffer declines in revenues, margins and overall financial performance. A portion of our growth in market share is also the result of both consolidation in our industry, as well as certain rigid disc drive manufacturers exiting the market. Our ability to grow our market share or maintain our current share may be negatively affected by our customers’ preference to diversify their sources of supply or if they decide to meet their requirements by manufacturing rigid disc drives themselves, particularly with respect to enterprise products.

During the quarter ended December 27, 2002, our operating results were favorably impacted by a more stable pricing environment than we have experienced historically. However, we anticipate a return to traditional levels of price erosion in the third and fourth quarters of fiscal year 2003. Looking ahead, we anticipate that unit shipments for the third quarter of fiscal year 2003 will be seasonably down, with unit shipments for that quarter currently expected to be in the range of 16 to 16.5 million units. In addition, in the upcoming fiscal quarter, we expect to achieve volume production of our 80 gigabyte per disc U-Series IX and Barracuda ATA VI personal storage products, which were introduced in the quarter ended December 27, 2002.

Results of Operations

Revenue. Revenue for the quarter ended December 27, 2002 was $1.734 billion, up 6% from $1.629 billion in the year-ago quarter ended December 28, 2001, and up 10% from $1.579 billion from the immediately preceding quarter ended September 27, 2002. Revenue for the six months ended December 27, 2002 was $3.313 billion, up 13% from $2.923 billion in the year-ago six months ended December 28, 2001. Our overall average unit sales price for our rigid disc drive products was $94 for the quarter ended December 27, 2002, down 14% from $109 in the year-ago quarter, and up 1% from $93 in the immediately preceding quarter.

The increase in revenue from the year-ago quarter was primarily attributable to an increase in rigid disc drive shipments from 14.6 million units in the second quarter of fiscal year 2002 to 18.3 million units in the quarter ended December 27, 2002. The increase in revenue from the immediately preceding quarter was primarily attributable to an increase in rigid disc drive shipments from 16.7 million units in the previous quarter to 18.3 million units in the quarter ended December 27, 2002, enhanced by a less aggressive pricing environment for our personal storage products. The increase in revenue from the year-ago six months ended December 28, 2001 was primarily attributable to an increase in rigid disc drive shipments from 25.4 million units in the year-ago six-month period to 35.0 million units in the six-month period ended December 27, 2002. Based on preliminary data, we believe that, despite a slight decrease in market share for our enterprise storage products, we maintained our market share leadership with respect to both personal storage and enterprise storage products for the quarter ended December 27, 2002. Our sales volume with respect to personal storage products was particularly strong due to demand for Microsoft’s Xbox and other seasonal factors, while our sales volume with respect to enterprise storage products was relatively flat. In addition, part of the increase in revenue for the quarter ended December 27, 2002 was due to replenishment of inventory in the distribution channel.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Cost of Revenue. Cost of revenue for the quarter ended December 27, 2002 was $1.241 billion, up 4% from $1.192 billion in the year-ago quarter ended December 28, 2001, and up 3% from $1.207 billion in the immediately preceding quarter ended September 27, 2002. Gross margin as a percentage of revenue for the three months ended December 27, 2002 was 28% as compared with 27% for the year-ago quarter, and 24% for the immediately preceding quarter ended September 27, 2002. Cost of revenue for the six months ended December 27, 2002 was $2.448 billion, up 12% from $2.188 billion in the year-ago six months ended December 28, 2001. Gross margin as a percentage of revenue for the six months ended December 27, 2002 was 26% as compared with 25% for the year-ago six-month period. The improvement in gross margins as a percentage of revenue was primarily due to the favorable pricing environment for personal storage products and an improved mix of products enhanced by an improved absorption of fixed costs. This improved mix of products included a higher mix of our 7,200 RPM personal storage products and volume shipments of our newer products which have improved cost structures.

Product Development Expenses. Product development expenses increased by $5 million, or 3%, for the quarter ended December 27, 2002 when compared with the year-ago quarter ended December 28, 2001, and increased by $9 million, or 6%, when compared with the immediately preceding quarter ended September 27, 2002. The increase in product development expenses from the year-ago quarter was primarily due to costs associated with several new product introductions in the quarter ended December 27, 2002. The increase in product development expenses from the year-ago quarter also resulted from expanded product development efforts in smaller than 3½ inch form factor rigid disc drives. The increase in product development expenses from the immediately preceding quarter was primarily due to lower salaries and related costs in the immediately preceding quarter because of a higher utilization of previously accrued for vacations and expanded product development efforts in smaller than 3½ inch form factor rigid disc drives. Product development expenses increased by $14 million, or 4%, for the six months ended December 27, 2002 when compared with the year-ago six months ended December 28, 2001. The increase in product development expenses from the year-ago six-month period was primarily due to expenses related to the opening of our new research facility in Pittsburgh, Pennsylvania, which included employee, equipment and occupancy costs as well as the new product introductions and development efforts in smaller form factor rigid disc drives discussed above.

Marketing and Administrative Expenses. Marketing and administrative expenses decreased by $4 million, or 4%, for the quarter ended December 27, 2002 when compared with the year-ago quarter ended December 28, 2001, and increased by $19 million, or 22%, when compared with the immediately preceding quarter ended September 27, 2002. The decrease in marketing and administrative expenses from the year-ago quarter was primarily due to decreases of $10 million in the provision for bad debts, $7 million in salaries and related costs, $3 million in legal expenses as a result of the Storage Computer Corporation litigation settlement in the year-ago quarter and $4 million related to promotional activities that we engage in with our distribution partners. These decreases were partially offset by increases in the quarter ended December 27, 2002 of approximately $12 million related to the payment to certain New SAC investors of a lump sum in exchange for the discontinuation of an annual monitoring fee of $2 million and $7 million in stock compensation expense related to the termination of certain executives. These increases were primarily responsible for the increase in marketing and administrative expenses from the immediately preceding quarter. Marketing and administrative expenses decreased by $14 million, or 7%, for the six months ended December 27, 2002 when compared with the year-ago six months ended December 28, 2001. The decrease in marketing and administrative expenses from the year-ago six-month period was primarily due to decreases of $17 million in the provision for bad debts, $5 million in advertising and promotion expense, $3 million in salaries and related costs, $3 million in equipment expense and $3 million in legal expenses as a result of the Storage Computer Corporation litigation settlement in the year-ago six-month period.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

These decreases were partially offset by the increases of $12 million related to the buy-out of the monitoring fee and $7 million in stock compensation expense described above.

Restructuring. During the six months ended December 27, 2002, we recorded a $17 million restructuring charge. We also reduced a restructuring accrual previously recorded by our predecessor in fiscal year 1998 by $10 million because a loss on lease payments for a vacant facility was no longer anticipated as a result of a sublease arrangement completed in the quarter ended September 27, 2002. These combined actions resulted in a net restructuring charge of $7 million. The $17 million restructuring charge was a result of a restructuring plan, which we refer to as the fiscal year 2003 restructuring plan, established to continue the alignment of our global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in our Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in our workforce of approximately 3,750 employees, 1,675 of whom had been terminated as of December 27, 2002. We estimate that after completion of the restructuring activities contemplated by the fiscal year 2003 restructuring plan, annual salary expense will be reduced by approximately $17 million. We expect the fiscal year 2003 restructuring plan to have been substantially completed by the end of our third quarter of fiscal year 2003.

Net Other Income (Expense). Net other expense increased $7 million, or 70%, for the quarter ended December 27, 2002 when compared with the year-ago quarter ended December 28, 2001, and increased $11 million, or 183%, when compared with the immediately preceding quarter ended September 27, 2002. The increase in net other expense from the year-ago quarter was primarily due to an $8 million write-down of our investment in a private company in the quarter ended December 27, 2002, an increase in net losses of $3 million on sale and retirement of fixed assets and a decrease in interest income of $2 million from the year-ago quarter as a result of lower average interest rates. These increases were partially offset by a decrease in interest expense of $7 million due to our debt refinancing, which resulted in a reduction in the principal balance and interest rates of our long-term debt. The increase in net other expense from the immediately preceding quarter was primarily due to the write-down of our investment in a private company as described above. Net other expense increased $6 million, or 38%, for the six months ended December 27, 2002 when compared with the year-ago six months ended December 28, 2001. The increase in net other expense from the year-ago six-month period was primarily due to an $8 million write-down of our investment in a private company, a decrease in interest income of $7 million resulting from lower average interest rates and a lower balance in our interest bearing accounts, net losses of $2 million on sale and retirement of fixed assets, and $1 million in foreign exchange losses. These increases in net other expense were substantially offset by a decrease of $17 million in interest expense as a result of our debt refinancing.

Income Taxes. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays we operate under in China, Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2010 and served to reduce our effective tax rate during the three-month periods ended December 27, 2002 and December 28, 2001 from a notional rate of 35% to an actual rate of approximately 12% and 17%, respectively and served to reduce our effective tax rate during the six-month periods ended December 27, 2002 and December 28, 2001 from a notional rate of 35% to an actual rate of 12% and 17%, respectively. The effective tax rate for the three- and six-month periods ended December 27, 2002 was further reduced to 2% and 3%, respectively, primarily due to the realization of U.S. net operating loss carryforwards and other deferred tax assets that had been previously subject to a valuation allowance.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We have recorded net deferred tax assets of $74 million, the realization of which is dependent on our ability to generate sufficient U.S. taxable income in fiscal year 2003 and fiscal year 2004. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income. As of December 27, 2002, our valuation allowance for deferred tax assets was $373 million. The valuation allowance decreased by approximately $97 million in the three months ended December 27, 2002 due to the transfer of deferred tax assets in connection with our sale of XIOtech to New SAC. See Note 12, Sale of XIOtech Corporation.

We anticipate that our effective tax rate will approximate 3% in the subsequent quarters of fiscal year 2003. However, our effective tax rate may increase or decrease to the extent we record adjustments to our valuation allowance for deferred tax assets.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation is expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The settlement is now before the Joint Committee on Taxation for review. The filing of the settlement stipulation and the anticipated execution of the closing agreement will not result in an additional provision for income taxes.

As of December 27, 2002 and December 28, 2001, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets.

Certain of our foreign tax returns for various fiscal years are under examination by taxing authorities. We believe that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, our wholly-owned subsidiary that operates our rigid disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require Seagate Technology HDD Holdings, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50 to 1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least (a) 1.25 to 1.00 for the period from June 30, 2002 to June 29, 2003 and (b) 1.50 to 1.00 for any period after June 30, 2003; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter commencing on or after June 30, 2002. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the three months ended December 27, 2002 are as follows:

	Required	December 27, 2002
Interest Coverage Ratio	Not less than 2.50	29.62
Fixed Charge Coverage Ratio	Not less than 1.25	3.62
Net Leverage Ratio	Not greater than 1.50	(0.18)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a new $150 million revolving credit facility, under which $122 million was available to these entities for borrowing as of December 27, 2002. Although no borrowings have been drawn under this revolving credit facility to date, we had $28 million of outstanding letters of credit and bankers’ guarantees under this facility as of December 27, 2002.

The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of existing cash or cash flow from operations, we cannot assure you that we will be able to obtain alternative financing on terms acceptable to us, if at all.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Discussion of Cash Flows

At December 27, 2002, our working capital was $675 million, which included cash, cash equivalents and short-term investments of $974 million. Cash, cash equivalents and short-term investments increased $131 million from June 28, 2002 to December 27, 2002. This increase was primarily due to cash provided by operating activities and proceeds from the issuance of our common shares offset by distributions to shareholders and investments in property, equipment and leasehold improvements, as well as the purchases of certain short-term investments.

Cash provided by operating activities for the six months ended December 27, 2002 was $330 million and consisted primarily of net income plus depreciation and amortization partially offset by payments of $147 million to participants in our deferred compensation plan.

During the six months ended December 27, 2002, we invested approximately $221 million in property, equipment and leasehold improvements. The $221 million investment comprised:

•	$96 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;
•	$50 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;
•	$55 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;
•	$17 million for the purchase of a corporate aircraft; and
•	$3 million for other purposes.

We anticipate investments of approximately $550 million to $600 million in property and equipment for fiscal year 2003. We plan to finance these investments from existing cash balances and cash flows from operations.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

The credit agreement governing our senior secured credit facilities, as amended, permits us to pay our shareholders regularly scheduled quarterly cash distributions of up to $80 million during any period of four consecutive fiscal quarters. On February 4, 2003, we announced that, consistent with our quarterly dividend and distribution policy, our board of directors declared a quarterly cash distribution of $0.03 per share to be paid on or before February 28, 2003 to all of our common shareholders of record as of February 14, 2003.

We anticipate that the distribution will be a return of capital for U.S. federal income tax purposes and will not be taxable as a dividend. In such case, for U.S. tax purposes, shareholders would reduce their tax basis in their common shares by the amount received (thereby increasing the amount of gain, or decreasing the amount of loss, to be received by the shareholder on a subsequent distribution of the common shares). Non-U.S. shareholders should consult their tax advisors regarding the proper tax treatment of the distribution. We expect to continue to pay our shareholders a quarterly cash distribution of up to $0.03 per share ($0.12 annually) so long as the aggregate amount of the distributions does not exceed 50% of our consolidated net income for the quarter in which the distributions are declared. Our ability to continue to pay quarterly cash distributions will be subject to, among other things, general business conditions within the rigid disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities.

Our principal sources of liquidity as of December 27, 2002 consisted of: (1) $974 million in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $28 million had been used for outstanding letters of credit and bankers’ guarantees as of December 27, 2002, and (3) cash we expect to generate from operations during this fiscal year.

Since the closing of the November 2000 transactions, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, in the second half of fiscal year 2002 and the first half of fiscal year 2003, we made return of capital distributions to our shareholders.

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund these requirements and comply with the financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we intend to selectively pursue strategic alliances, acquisitions and investments that are complementary to our business. Any material future acquisitions, alliances or investments will likely require additional capital. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our contractual cash obligations and commitments as of December 27, 2002 have been summarized in the table below:

		Fiscal Year(s)
	Total	2003	2004-2005	2006-2007	After 2007
	(in millions)
Contractual Obligations:
Long term debt	$750	$2	$9	$339	$400
Capital leases	1	—	1	—	—
Operating leases	234	15	48	40	131

Subtotal	985	17	58	379	531
Commitments:
Capital expenditures	156	156
Letters of credit or bank guarantees	28	28

Subtotal	184	184

Total	$1,169	$201	$58	$379	$531

Under operating leases in the table above, we have included total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities.

Immediately prior to the closing of our initial public offering, we paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of our then-outstanding shares, including New SAC. In addition, New SAC received proceeds of approximately $557 million from the sale of 48,500,000 of our common shares, after deducting underwriting discounts and commissions. New SAC distributed these net proceeds from the offering together with its proceeds from the return of capital distribution by the Company described above to the holders of its preferred and ordinary shares. As a result of the distribution to New SAC’s preferred shareholders, our wholly-owned subsidiary, Seagate Technology HDD Holdings became obligated to make payments of approximately $147 million to the participants in its deferred compensation plan. These payments were made following the closing of our initial public offering.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, and valuation of deferred tax assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts and valuation of inventory. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Establishment of Sales Program Accruals. We establish certain distributor sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size and advertising or point of sale activity. We provide for these contra-revenues at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation and customer claim submittals. Significant variations in any of these factors could have a material effect on our operating results.

In the third quarter of fiscal year 2002, our North American distribution customers transitioned from a consignment model, under which we recognized revenue when distributors sold our products through to their customers, to a sell-in model, under which we recognize revenue when our products are sold to distributors. This transition resulted from changes in our contractual arrangements with our North American distribution customers. As a result of these changes, title and risk of loss now pass to those distributors at the time we ship our products to them, as compared to our former contractual arrangements under which title and risk of loss remained with us until our products were sold by the distributors. We effected the transition to a sell-in model with respect to our North American distribution customers in an effort to improve our competitive position within the rigid disc drive industry by increasing the incentive of those distributors to sell our products through to their customers. Although a limited right of return exists with respect to sales to our North American distribution customers, requiring us to make estimates of future returns, we believe that these estimates are reasonably accurate due to the short time period during which our North American distribution customers can return our products, the limitations placed on their right to make returns, our long history of conducting business with distributors on a sell-in basis in Asia and Europe, the nature of our historical relationships with our North American distribution customers and the daily reporting procedures through which we monitor inventory levels and sales to end-users. However, the failure of our distribution customers to sell our products to end-users or our failure to accurately predict the level of future returns by our distribution customers could have a material impact on our results of operations in future periods.

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from our estimates, or should the estimates fail to accurately consider future product technological advancements, our future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual.

Valuation of Deferred Tax Assets. The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these assets will be realized.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. We adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14, Product Warranty. We will adopt the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 27, 2003.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

RISK FACTORS

Risks Related to Our Business

Competition—Our industry is highly competitive and our products have experienced significant price erosion.

Even during periods when demand is stable, the rigid disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. Although our operating results for the quarter ended December 27, 2002 were favorably impacted by a more stable pricing environment than we have experienced historically, we anticipate a return to traditional levels of price erosion in the third and fourth quarters of fiscal year 2003 and, generally speaking, we expect that price erosion in the rigid disc drive industry will continue for the foreseeable future. Because maintaining or improving market share is fundamental to succeeding in our industry, we may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Moreover, a significant portion of our recent success is a result of increasing our market share at the expense of our competitors. Our current market share may be negatively affected by our customers’ preference to diversify their sources of supply or if they decide to meet their requirements by manufacturing rigid disc drives themselves, particularly in the enterprise sector. Any significant increase in market share by one of our competitors would likely result in a decline in our market share, which could adversely affect our results of operations.

Principal Competitors—We compete with both captive manufacturers, who do not depend solely on sales of rigid disc drives to maintain their profitability, and independent manufacturers, whose primary focus is producing technologically advanced rigid disc drives.

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent rigid disc drive manufacturers and large captive manufacturers such as:

Captive	Independent
Fujitsu Limited	Maxtor Corporation
Hitachi Global Storage Technologies	Western Digital Corporation
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce rigid disc drives as a stand-alone product, and the term “captive” refers to rigid disc drive manufacturers that produce complete computer or other systems that contain rigid disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than rigid disc drives generally contribute a greater portion of the operating margin on a complete computer system than do rigid disc drives, captive manufacturers do not necessarily need to realize a profit on the rigid disc drives included in a computer system and, as a result, may be willing to sell rigid disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources. To the extent we are not successful competing with captive or independent rigid disc drive manufacturers, our results of operations will be adversely affected.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In addition, in response to customer demand for high-quality, high-volume and low-cost rigid disc drives, manufacturers of rigid disc drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of large production facilities and industry consolidation can contribute to the intensification of competition. We also face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own rigid disc drives or other information storage products.

Industry Consolidation—Consolidation among captive manufacturers may serve to increase their resources and improve their access to customers, thereby making them more formidable competitors.

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, IBM recently merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company that is 70% owned by Hitachi. As a part of this transaction, each of IBM and Hitachi has agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of rigid disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives;

•	changes in purchases from period to period by our primary customers;

•	competitive pressures resulting in lower selling prices, a condition that is exacerbated when competitors exit the industry and liquidate their remaining inventory;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	delays or problems in the introduction of our new products;

•	announcements of new products, services or technological innovations by us or our competitors;

•	increased costs or adverse changes in availability of supplies; and

•	the ability of our competition to regain their recent market share losses, particularly with respect to enterprise products, through the introduction of technologically advanced products and their ability to improve their operational execution.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors which could cause an immediate and significant decline in the trading price of our common shares.

Industry Demand—Slowdown in demand for computer systems and storage subsystems has caused and may continue to cause a decline in demand for our products.

Our rigid disc drives are components in computer systems and storage subsystems. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for PCs tends to decrease, as does enterprise demand for computer systems and storage subsystems. Currently, demand for rigid disc drives in the enterprise sector is being adversely impacted as a result of the weakened economy and because enterprises have shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems have generally caused sharp declines in demand for rigid disc drive products. During economic slowdowns such as the one that began in 2001, our industry has experienced periods in which the supply of rigid disc drives has exceeded demand.

Additional causes of declines in demand for our products in the past have included announcements or introductions of major operating system or semiconductor improvements. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of rigid disc drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other rigid disc drive manufacturers than usual.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the summer months.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for rigid disc drives. In particular, we anticipate that sales of our products will continue to be lower during the summer months than the rest of the year. In the desktop computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales during the winter holiday season of PCs and consumer electronics. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

The rigid disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Because we typically receive the bulk of our orders late in a quarter after we have made our investments and because of short product life cycles, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future. Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers, such as Hewlett-Packard and EMC;

•	our product mix, and the related margins of the various products;

•	accelerated reduction in the price of our rigid disc drives due to technological advances and an oversupply of rigid disc drives in the market, a condition that is exacerbated when competitors exit the industry and liquidate their excess inventory;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Short Product Life Cycles—Short product life cycles make it difficult to recover the cost of development and force us to continually qualify new products with our customers.

Over the last several years, the rate of increase of areal density, or the storage capacity per square inch on a disc, has grown at a much more rapid pace than it had previously. Higher areal densities mean that fewer read/write heads and rigid discs are required to achieve a given rigid disc drive storage capacity. In addition, advances in computer hardware and software have led to the demand for successive generations of storage products with increased storage capacity and/or improved performance and reliability. Product life cycles have shortened because of recent rapid increases in areal density. The consequence is more frequent introductions of new generations of rigid disc drives that are more efficient and cost effective than those of previous generations. Shorter product cycles make it more difficult to recover the cost of product development because those costs must be recovered over increasingly shorter periods of time during the life cycles of products.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

While we believe that the current rate of increases in areal density is lower than the rate of the last several years, we expect that areal density will continue to increase and cannot assure you that we will be able to recover the cost of product development in the future.

Short product life cycles also require us to engage regularly in new product qualifications with our customers and we expect to engage in several competitive product qualifications during the balance of this fiscal year and on an ongoing basis in future years. We believe that one consequence of shorter product life cycles is that original equipment manufacturers, or OEMs, will be less likely to qualify multiple sources of supply, thereby increasing our need to develop new products quickly to ensure that we are the primary source of supply for our customers. This means that in order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until new products are introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume OEMs. These risks are further magnified because we expect cost improvements and competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products, or that we will be able to successfully qualify new products with our customers in the future.

New Product Offerings—Market acceptance of new product introductions cannot be accurately predicted, and our results of operations will suffer if there is less demand for our new products than is anticipated.

We are continually developing new products in the hope that we will be able to introduce technologically advanced rigid disc drives into the marketplace ahead of our competitors. The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our sales or results of operations.

Smaller Form Factor Rigid Disc Drives—If we do not successfully develop and market smaller form factor rigid disc drives, our business may suffer.

Increases in sales of notebook computers and in areal density may result in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3 ½ inch form factor, which we currently manufacture. We do not currently manufacture rigid disc drives for the mobile market, which typically use form factors of 2 ½ inches or smaller. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase. We cannot assure you that we will be able to manufacture smaller form factor rigid disc drives than we now produce.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Importance of Time-to-Market—Our operating results depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, we must be an early provider of new types of rigid disc drives featuring leading, high-quality technology. Our operating results in the past two years have substantially depended, and in the future will substantially depend, upon our ability to be among the first-to-market with new product offerings in the desktop and enterprise markets. Our market share will be adversely affected, which would harm our operating results, if we fail to:

•	consistently maintain or improve our time-to-market performance with our new products;

•	produce these products in sufficient volume;

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or

•	achieve acceptable manufacturing yields and costs with these products.

If delivery of our products is delayed, our OEM customers may use our competitors’ products to meet their production requirements. If the delay of our products causes delivery of those OEMs’ computer systems into which our products are integrated to be delayed, consumers and businesses may purchase comparable products from the OEMs’ competitors.

Moreover, we face the related risk that consumers and businesses may wait to make their purchases if they want to buy a new product that has been shipped or announced, but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may have become less efficient and cost effective compared to new products. As a result, even if we are among the first-to-market with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

Importance of Reducing Operating Costs—If we do not reduce our operating expenses, we will not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, increasing revenue while at the same time reducing operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide manufacturing efficiency activities intended to increase productivity and reduce costs. These activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We, and our competitors have developed improved products, and we will need to continue to do so in the future. As a result of these advances, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective products within time-to-market windows that become progressively shorter. For the fiscal year ended June 28, 2002 and the six months ended December 27, 2002, we had product development expenses of $698 million and $329 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis.

When we develop new products with higher capacity and more advanced technology, our operating results may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products suffer increases in failures, are of low quality or are not reliable, customers may reduce their purchases of our products and our manufacturing rework and scrap costs and service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive as compared with other rigid disc drive manufacturers.

Impact of Technological Change—Increases in the areal density of disc drives may outpace customers’ demand for storage capacity.

The rate of increase in areal density, or storage capacity per square inch on a disc, may be greater than the increase in our customers’ demand for aggregate storage capacity. As a result, our customers’ storage capacity needs may be satisfied with fewer rigid disc drives. This could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Information Storage Products—Future changes in the nature of information storage products may reduce demand for traditional rigid disc drive products.

We expect that in the future new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a rigid disc drive. While we are investing development resources in designing information storage products for new applications, it is too early to assess the impact of these new applications on future demand for rigid disc drive products. We cannot assure you that we will be successful in developing other information storage products. In addition, there are currently no widely accepted standards in various technical areas that may be important to the future of our business, including the developing sector of intelligent storage solutions. Products using alternative technologies, such as semiconductor memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

For example, semiconductor memory is much faster than rigid disc drives, but currently is volatile in that it is subject to loss of data in the event of power failure and is much more costly than rigid disc drive technologies. Flash EEPROM, a nonvolatile semiconductor memory, is currently much more costly than rigid disc drive technologies and, while it has higher read performance than rigid disc drives, it has lower write performance. Flash EEPROM could become competitive in the future for applications requiring less storage capacity than is required in traditional markets for our products.

High Fixed Costs—Our vertical integration strategy entails a high level of fixed costs.

Our vertical integration strategy entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, these high fixed costs have had, and could in the future have, a material adverse effect on our operating results and financial condition. For example, in 1998 our predecessor experienced a significant decrease in the demand for its products, and because our predecessor was unable to adequately reduce its costs to offset this decrease in revenue, its gross and operating margins suffered. In addition, a strategy of vertical integration has in the past and could in the future delay our ability to introduce products containing market-leading technology, because we may not have developed the technology and source of components for our products and do not have access to external sources of supply without incurring substantial costs.

Research and development expenses represent a significant portion of our fixed costs. As part of our vertical integration strategy, we explore a broad range of ways to improve rigid disc drives as well as possible alternatives to rigid disc drives for storing and retrieving electronic data. If we fail to develop new technologies in a timely manner, and our competitors succeed in doing so, our ability to sell our products could be significantly diminished. Conversely, if we over invest in technologies that can never be profitably manufactured and marketed, our results of operations could suffer. By way of example, we have incurred expenses in exploring new technologies for storing electronic data, including perpendicular recording technology, which involves a different orientation for the magnetic field than is currently used in rigid disc drives, and heat assisted magnetic recording technology, which uses heat generated by a laser to improve storage capacity. We believe these new technologies could significantly improve the storage capacity of rigid disc drives over the long-term. To date, we have not yet developed a commercial product based on these technologies. If we have invested too much in these or other technologies, our results of operations could be adversely affected. In addition, as we replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings. This could cause the market price of our common shares to decline.

Dependence on Supply of Equipment and Components—If we experience shortages or delays in the receipt of critical equipment or components necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of some equipment and components used to manufacture rigid disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application specific integrated circuits, or ASICs, spindle motors and printed circuit boards. We rely on sole suppliers and a limited number of suppliers for some of these components, including the read/write heads and recording media that we do not manufacture, ASICs, spindle motors and printed circuit boards. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and have been forced to pay higher prices for some components that were in short supply in the industry in general.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

For example, during the months preceding the November 2000 transactions, Seagate Delaware’s ability to satisfy customer demand was constrained by a limited supply of electrical components from external suppliers. Due to the recent downturn in the economy in general and in the technology sector of the economy in particular, the rigid disc drive industry has experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components. These events could affect our ability to obtain critical components for our products, which in turn could have a material adverse effect on our financial condition, results of operations and prospects.

If there is a shortage of, or delay in supplying us with, critical components, then:

•	it is likely that our suppliers would raise their prices and, if we could not pass these price increases to our customers, our operating margin would decline;

•	we might have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products;

•	we would likely have to allocate the components we receive to certain of our products and ship less of others, which could reduce our revenues and could cause us to lose sales to customers who could purchase more of their required products from manufacturers that either did not experience these shortages or delays or that made different allocations; and

•	we might be late in shipping products, causing potential customers to make purchases from our competitors and, thus, causing our revenue and operating margin to decline.

We cannot assure you that we will be able to obtain critical components in a timely and economic manner, or at all.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

For fiscal year 2002 and the six months ended December 27, 2002, our top 10 customers accounted for approximately 63% and 62%, respectively, of our rigid disc drive revenue. Compaq Computer Corporation, together with Hewlett-Packard, accounted for approximately 20% of our rigid disc drive revenue for fiscal year 2002, and Hewlett-Packard accounted for approximately 16% of our rigid disc drive revenue in the six months ended December 27, 2002. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Customer Concentration—Consolidation among our customers could cause sales of our products to decline.

Mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. For example, Hewlett-Packard and Compaq, both of which have been key customers, recently merged. We cannot assure you that the combined entity will purchase as many rigid disc drives from us as Hewlett-Packard and Compaq purchased in the aggregate when they were separate companies. Moreover, if the business of the combined entity is adversely impacted either due to difficulties in integrating Compaq and Hewlett-Packard into a single entity or otherwise, sales of our products could decline. In addition, IBM, which is another of our key customers, recently merged its disc drive business with the disc drive business of Hitachi through the formation of a new company with which IBM has entered into a multi-year supply agreement. As a result, IBM may decrease its purchases from us in favor of this new company. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

OEM Purchase Agreements—Our OEM customers are not obligated to purchase our products.

Typically, our OEM purchase agreements permit OEMs to cancel orders and reschedule delivery dates without significant penalties. In the past, orders from many of our OEMs were cancelled and delivery schedules were delayed as a result of changes in the requirements of the OEMs’ customers. These order cancellations and delays in delivery schedules have had a material adverse effect on our results of operations in the past and may do so again in the future. Our OEMs and distributors typically furnish us with non-binding indications of their near term requirements, with product deliveries based on weekly confirmations. If actual orders from distributors and OEMs decrease from their non-binding forecasts, these variances could have a material adverse effect on our business, results of operations, financial condition and prospects.

Economic Risks Associated with International Operations—Our international operations subject us to risks related to currency exchange fluctuations, longer payment cycles for sales in foreign countries, seasonality and disruptions in foreign markets, tariffs and duties, price controls, potential adverse tax consequences, increased costs and our customers’ credit and access to capital.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2002 and the six months ended December 27, 2002, approximately 31% and 32%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 30% and 34%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asian and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Currently, we do not hedge our foreign exchange risk. We cannot assure you that fluctuations in foreign exchange rates will not have a negative effect on our operations and profitability.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, typically result in lower earnings during those periods.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Political Risks Associated with International Operations—Our international operations subject us to risks related to political unrest and terrorism.

We have manufacturing facilities in parts of the world that periodically experience political unrest. This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operation and financial condition. U.S. and international responses to the terrorist attacks on September 11, 2001 could exacerbate these risks.

Legal and Operational Risks Associated with International Operations—Our international operations subject us to risks related to staffing and management, legal and regulatory requirements and the protection of intellectual property.

Operating outside of the United States creates difficulties associated with staffing and managing our international manufacturing facilities, complying with local legal and regulatory requirements and protecting our intellectual property. We cannot assure you that we will continue to be found to be operating in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified.

Conflicts of Interest of our Directors and Officers—Our directors and executive officers may have conflicts of interest because of their ownership of capital stock of, and their employment with, our parent company and our affiliates.

Many of our directors and executive officers hold ordinary and preferred shares of our parent company, New SAC, and some of them hold shares of capital stock and options to purchase the capital stock of our affiliate, Crystal Decisions, Inc., a business intelligence software solutions company. Ownership of the capital stock of our parent company and our affiliates by our directors and officers could create, or appear to create, potential conflicts of interest when our directors and officers are faced with decisions that could have different implications for us and for New SAC or our affiliates.

Some of our directors also serve on the boards of New SAC, Seagate Removable Storage Solutions Holdings, a tape drive company, and Seagate Software (Cayman) Holdings, the parent company of Crystal Decisions. Several of our executive officers also serve as officers and/or directors of those entities as well as other affiliates of ours. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors and officers to us and to our parent company and affiliates, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional securities, the election of new or additional directors and the payment of dividends by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Risks Associated with Future Acquisitions—We may not be able to identify suitable strategic alliance, acquisition or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy may involve pursuing strategic alliances with, and making acquisitions of or investments in, other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition and investment candidates. We may not be able to identify suitable acquisition, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential acquisitions will be limited by our high degree of leverage, the covenants contained in the indenture that governs our outstanding 8% senior notes, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

If we are successful in acquiring other companies, these acquisitions may have an adverse effect on our operating results, particularly while the operations of the acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. In addition, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

Potential Loss of Licensed Technology—The closing of the November 2000 transactions may have triggered change of control or anti-assignment provisions in some of our license agreements, which could result in a loss of our right to use licensed technology.

We have a number of cross-licenses with third parties that enable us to manufacture our products free from any infringement claims that might otherwise be made by these third parties against us. A number of these licenses contain change of control or anti-assignment provisions. We have taken steps to transfer these licenses in connection with the closing of the November 2000 transactions; however, we cannot assure you that these transfers will not be challenged. For example, Papst Licensing GmbH, IBM and Hitachi initially took the position that their license agreements did not transfer to our new business entities. Subsequently, we entered into new license agreements with IBM and Hitachi in December 2001. In September 2002, we settled a broader dispute with Papst that resolved the claim by Papst that its license agreement was not properly transferred. Recently, we received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our rigid disc drive products infringe at least two of its patents. Seagate Delaware had a license to the two patents referenced in the November 20 letter, as well as other intellectual property of Read-Rite Corporation, under a Patent Cross License Agreement dated December 31, 1994. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on the same terms as the 1994 agreement.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

To the extent that third party cross-licenses, including the Patent Cross License Agreement dated December 31, 1994 between Read-Rite Corporation and Seagate Delaware, are deemed not to have been properly assigned to us in the November 2000 transactions, our inability to either obtain new licenses or transfer existing licenses could result in delays in product development or prevent us from selling our products until equivalent substitute technology can be identified, licensed and/or integrated or until we are able to substantially engineer our products to avoid infringing the rights of third parties. We might not be able to renegotiate agreements, be able to obtain necessary licenses in a timely manner, on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, the loss of or inability to extend any of these licenses would increase the risk of infringement claims being made against us, which claims could have a material adverse effect on our business.

Risk of Intellectual Property Litigation—Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. For a more detailed description of these suits, see Part II, Item 1, “Legal Proceedings.” In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002, has asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, software patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

Dependence on Intellectual Property—If our intellectual property and other proprietary information were copied or independently developed by competitors, our operating results would be negatively affected.

Our success depends to a significant degree upon our ability to protect and preserve the proprietary aspects of our technology. However, we may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales, or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

Limitations on Patent Protection—Our issued and pending patents may not adequately protect our intellectual property or provide us with any competitive advantage.

Although we have numerous U.S. and foreign patents and numerous pending patents that relate to our technology, we cannot assure you that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the United States or abroad. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover.

Disclosure of our Proprietary Technology—Confidentiality and non-disclosure agreements may not adequately protect our proprietary technology or trade secrets.

We have entered into confidentiality agreements with our employees and non-disclosure agreements with customers, suppliers and potential strategic partners, among others. If any party to these agreements were to violate their agreement with us and disclose our proprietary technology to a third party, we may be unable to prevent the third party from using this information. Because a significant portion of our proprietary technology consists of specialized knowledge and technical expertise developed by our employees, we have a program in place designed to ensure that our employees communicate any developments or discoveries they make to other employees. However, employees may choose to leave our company before transferring their knowledge and expertise to our other employees. Violations by others of our confidentiality or non-disclosure agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline. Our trade secrets may otherwise become known or independently developed by others, and trade secret laws provide no remedy against independent development or discovery.

Service Marks and Trademarks—Our failure to obtain trademark registrations or service marks, or challenges to those marks, could impede our marketing efforts.

We have registered and applied for some service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. We cannot guarantee the approval of any of our pending applications by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to use our trademarks and impede our marketing efforts in those jurisdictions.

Environmental Matters—We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws.

Our operations inside and outside the United States are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In addition to the U.S. federal, state and local laws to which our domestic operations are subject, our extensive international manufacturing operations subject us to environmental regulations imposed by foreign governments.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Although our policy is to apply strict standards for environmental protection at our sites inside and outside the United States, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or become non-compliant with environmental permits required at our facilities. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations. In addition, we have been named as a potentially responsible party at several superfund sites. While we are not currently aware of any contaminated or superfund sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the ultimate costs under environmental laws and the timing of these costs are difficult to predict. Liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. In other words, one liable party could be held liable for all costs at a site. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

Dependence on Key Personnel—The loss of some key executive officers and employees could negatively impact our business prospects.

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further incentivize highly skilled management, marketing, sales and product development personnel. A significant portion of the incentive compensation for our senior management vests in calendar year 2003 and substantially all of this compensation will have vested by November 2004. We may not be able to provide our senior management with adequate additional incentives to remain employed by us after this time. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

System Failures—System failures caused by events beyond our control could adversely affect computer equipment and electronic data on which our operations depend.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. A significant part of our operations is based in an area of California that has experienced power outages and earthquakes and is considered seismically active. We do not have a contingency plan for addressing the kinds of events referred to in this paragraph that would be sufficient to prevent system failures and other interruptions in our operations that could have a material adverse effect on our business, results of operations and financial condition.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Potential Tax Legislation—Negative publicity about companies located in certain offshore jurisdictions may lead to new legislation that could increase our tax burden.

Several members of the United States Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. While we do not believe that this legislation, as currently proposed, would adversely affect us, the exact scope of the legislation and whether it will ultimately be enacted is unclear at this time. Therefore, it is possible that legislation in this area, if enacted, could materially increase our future tax burden or otherwise affect our business.

Risks Related to Our Substantial Indebtedness

Substantial Leverage—Our substantial leverage may place us at a competitive disadvantage in our industry.

We are leveraged and have significant debt service obligations. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks to you:

•	we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at floating rates;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability and the ability of our subsidiaries to pay dividends or make other restricted payments and investments.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Significant Debt Service Requirements—Servicing our debt requires a significant amount of cash, and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will continue to realize the cost savings, revenue growth and operating improvements that resulted from the execution of our long-term strategic plan; or

•	future borrowings will be available to us under our senior secured credit facilities or that other sources of funding will be available to us, in each case, in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, our existing debt instruments permit us to incur a significant amount of additional debt. If we incur additional debt above the levels now in effect, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictions Imposed by Debt Covenants—Restrictions imposed by our existing debt instruments will limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our existing debt instruments, including the indenture governing our outstanding 8% senior notes and the credit agreement governing our senior secured credit facilities, impose, and the terms of any future debt may impose, operating and other restrictions on us. The indenture governing our 8% notes limits our ability to incur additional indebtedness if our consolidated coverage ratio, which is the ratio of the aggregate consolidated EBITDA of our subsidiary, Seagate Technology HDD Holdings, the issuer of our 8% senior notes and a co-borrower under our senior secured credit facilities, and its restricted subsidiaries, to the total interest expense of those entities, is less than or equal to 3.0 to 1.0 during any consecutive four-quarter period. The limitations on our ability to incur additional indebtedness under the credit agreement governing our senior secured credit facilities are even more restrictive. Our existing debt instruments also limit, among other things, our ability to:

•	pay dividends or make distributions in respect of our shares;

•	redeem or repurchase shares;

•	make investments or other restricted payments;

•	sell assets;

•	issue or sell shares of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create liens;

•	enter into sale/leaseback transactions;

•	effect a consolidation or merger; and

•	make certain amendments to our deferred compensation plans.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

These covenants are subject to a number of important qualifications and exceptions, including exceptions that permit us to make significant distributions of cash. In addition, the obligation to comply with many of the covenants under the indenture governing our 8% senior notes will cease to apply if the notes achieve investment grade status.

Our existing debt instruments also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of the restrictive covenants described above or our inability to comply with the required financial ratios could result in a default under our existing debt instruments. If a default occurs, the lenders under our senior secured credit facilities or the holders of our outstanding 8% senior notes may elect to declare all of our outstanding obligations, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings under our senior secured credit facilities or to pay interest on our outstanding 8% senior notes when due, the lenders under our senior secured credit facilities will have the right to call on the guarantees and, ultimately, to proceed against the collateral granted to them to secure the debt. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any future indebtedness, which would cause the market price of our common shares to decline.

Risks Related to our Common Shares

Control by Our Sponsor Group—Because our sponsor group, through its ownership of New SAC, holds a controlling interest in us, the influence of our public shareholders over significant corporate actions is limited.

After giving effect to our initial public offering and the related distributions, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 26.1%, 18.1%, 9.3%, 5.4% and 1.8%, respectively, of our outstanding common shares through their ownership of New SAC. The sponsors’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, the members of our sponsor group have the power to:

•	control all matters submitted to our shareholders;

•	elect our directors; and

•	exercise control over our business, policies and affairs.

Also, New SAC is not prohibited from selling a controlling interest in us to a third party.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of members of our sponsor group. Conflicts of interest could arise between us and our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a controlling interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

Future Sales—Additional sales of our common shares by New SAC, our sponsors or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If New SAC or–after any distribution to our sponsors of our shares by New SAC–our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. By exercising their registration rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares. In addition, as an exception to the restrictions on the transfer of shares by our employees contained in our option plan, beginning on March 10, 2003, each of our non-officer employees will have the right to sell a number of shares equal to the lesser of (1) the number of their vested options and shares or (2) 1,500 vested options and shares. This could result in a maximum of approximately 11,100,000 shares being eligible for sale 90 days after the closing of the offering, assuming that all non-officer employees choose to sell the maximum permitted number of shares. Beginning on June 8, 2003, our officers and employees, excluding Messrs. Luczo, Watkins and Pope, who are subject to restrictions on sale under the Seagate Technology Shareholders Agreement, will be released from lock-up agreements entered into in connection with our initial public offering. This could result in the sale of up to approximately 39,300,000 shares including the approximately 11,100,000 shares that will be eligible for sale beginning on March 10, 2003. In addition, on June 8, 2003, New SAC will no longer be subject to a lock-up in connection with its ownership of 351,500,000 Seagate Technology shares. However, these shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 under the Securities Act. The shares held by New SAC are subject to the provisions of a shareholders agreement among us, New SAC and our sponsor group, which, among other things, governs the sale and distribution of our shares by New SAC.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares, which would have the effect of diluting your percentage ownership of the common shares and could cause the price of our common shares to decline.

Volatile Public Markets—The price of our common shares may be volatile and could decline significantly.

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors;

•	our failure to meet the performance estimates of investment research analysts;

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events; and

•	changes in financial estimates by investment research analysts.

Failure to Pay Quarterly Cash Distributions—Our failure to pay quarterly cash distributions to our common shareholders could cause the market price of our common shares to decline significantly.

On February 4, 2003, we announced that, consistent with our quarterly dividend and distribution policy, our board of directors declared a quarterly cash distribution of $0.03 per share to be paid on or before February 28, 2003 to all of our common shareholders of record as of February 14, 2003. We expect to continue to pay our shareholders a quarterly cash distribution of up to $0.03 per share ($0.12 annually) so long as the aggregate amount of the distributions do not exceed 50% of our consolidated net income for the quarter in which the distributions are declared. The credit agreement governing our senior secured credit facilities, as amended, permits us to pay our shareholders regularly scheduled quarterly cash distributions of up to $80 million during any period of four consecutive fiscal quarters.

Our ability to continue to pay quarterly cash distributions will be subject to, among other things, general business conditions within the rigid disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Any reduction or discontinuation of quarterly cash distributions could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly cash distributions is reduced or discontinued, our failure or inability to resume paying quarterly cash distributions at historical levels could result in a persistently low market valuation of our common shares.

Securities Litigation—Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

Significant price and value fluctuations have occurred with respect to the publicly traded securities of rigid disc drive companies and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Limited Protection of Shareholder Interests—Holders of the common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our second amended and restated memorandum and articles of association, by the Companies Law (2002 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of a company. This may make it more difficult for you to assess the value of any consideration you may receive in a merger or consolidation or to require that the offeror give you additional consideration if you believe the consideration offered is insufficient.

Shareholders of Cayman Islands exempted companies such as ourselves have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of the company. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Our Cayman Islands counsel is not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

Anti-Takeover Provisions Could Discourage or Prevent an Acquisition of Us—Provisions of our articles of association and Cayman Islands corporate law may impede a takeover, which could adversely affect the value of the common shares.

Our articles of association permit our board of directors to issue preferred shares from time to time, with such rights and preferences as they consider appropriate. Our board of directors could authorize the issuance of preferred shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

Enforcement of Civil Liabilities—Holders of our common shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

Because we are a Cayman Islands company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio, or to hedge debt.

We invest in high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk.

We mitigate default risk by maintaining a diversified portfolio and by investing in only high quality securities. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets.

We have both fixed and floating rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We have used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our floating rate debt obligations. For example, in December 2000, we entered into a fixed rate interest rate swap agreement with a notional amount of $245 million and an interest rate of 5.40% for a term of two years. The maturity date of the swap matched the principal serial maturities on the underlying debt. Credit exposure resulting from the derivative financial instruments was diversified among various commercial banking institutions in the United States and Europe. The interest rate swap agreement matured in November 2002.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2002. All investments mature in three years or less.

								Fair Value
Dollars in millions	2003	2004	2005	2006	2007	Thereafter	Total	December 27, 2002
Assets
Cash equivalents
Fixed rate	$533	$—	$—	$—	$—	$—	$533	$533
Average interest rate	1.50%	—	—	—	—	—	1.50%

Short-term investments
Fixed rate	33	19	57	4	—	—	113	114
Average interest rate	1.89%	3.23%	2.66%	2.60%	—	—	2.43%
Variable rate	238	—	—	—	—	—	238	238
Average interest rate	1.60%	—	—	—	—	—	1.60%

Total investment securities	804	19	57	4	—	—	884	885
Average interest rate	1.86%	3.23%	2.66%	2.60%	—	—	1.65%

Long-Term Debt
Fixed rate	—	—	—	—	—	400	400	400
Average interest rate	—	—	—	—	—	8.00%	8.00%
Floating rate
Tranche B	2	5	4	3	336	—	350	350
(LIBOR + 200 bp)	3.43%	3.43%	3.43%	3.43%	3.43%	—	3.43%

Foreign Currency Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the six months ended December 27, 2002, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions. We are currently reviewing the potential for hedging local currency cash flows.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following discussion contains forward-looking statements. These statements relate to our legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

Intellectual Property Litigation

Convolve, Inc.—Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm, engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and the Massachusetts Institute of Technology filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000, and filed cross-claims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery, and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. Discovery is in process on all non-damages issues. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent and we answered and filed counterclaims on February 8, 2002. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of Convolve’s pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of Convolve’s claims related to these patents and reimbursement of attorney’s fees. Briefing on claims construction issues is set to be completed by January 2003, with a claims construction (Markman) hearing likely to follow in the months thereafter. No trial date has been set. We believe that the claims are without merit and we intend to defend against them vigorously.

People’s Court of Nanjing City—In July 2002, we were sued in the People’s Court of Nanjing City, China by an individual and a private Chinese company. The complaint alleged that two of our personal storage rigid disc drive products infringe Chinese patent which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint claims immaterial monetary damages and attorney fees, and requests injunctive relief and a recall of the products from the Chinese market. Based upon a preliminary analysis of the patent and the products, we do not believe we infringe. Moreover, the accused products were scheduled for end of life at the end of 2002.

Other Matters

We are involved in a number of other judicial and administrative proceedings incidental to our business, and we may be involved in various legal proceedings arising in the normal course of our business in the future. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended December 27, 2002, we granted options to purchase 3,970,420 common shares under our 2001 share option plan, at an exercise price of $10.00 per share and 200,000 options at an exercise price of $14.00 per share, of which no shares have been exercised. The issuance of these unregistered securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act of 1933 as transactions pursuant to compensation benefit plans and contracts relating to compensation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated as of March 19, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2

Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3

Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisitions Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4

Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5

Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6

Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7

Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number		Description

2.8

Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings. Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9

Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings. Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	*	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)

3.2	*	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)

4.1		Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2

Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3

Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.5	*

Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto

10.1

Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(a)

Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(b)

Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(c)

Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number		Description

10.3	(a)

Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3	(b)

Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4

Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5

Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6

Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(b)

Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(b)

Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(c)

Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9

Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10

Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11

Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12

Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13

World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number		Description

10.14

Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15

Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16

Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17

Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18

Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19		Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto.

10.20

Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21

Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

99.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 10, 2003	BY:	/s/ STEPHEN J. LUCZO
STEPHEN J. LUCZO Chief Executive Officer (Principal Executive Officer and Director)

DATE: February 10, 2003	BY:	/s/ CHARLES C. POPE
CHARLES C. POPE Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)