Form 10-Q
period 2003-03-28
SEAGATE TECHNOLOGY
filed 2003-05-08
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:     Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 25, 2003, 432,308,397 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 28, 2003	June 28, 2002 (a)
ASSETS (See Note 4)
Cash and cash equivalents	$679	$612
Short-term investments	397	231
Accounts receivable, net	657	614
Inventories	301	347
Other current assets	162	158

Total Current Assets	2,196	1,962
Property, equipment and leasehold improvements, net	1,062	1,022
Intangible assets, net	5	6
Other assets, net	119	105

Total Assets (See Note 4)	$3,382	$3,095

LIABILITIES
Accounts payable	$709	$743
Affiliate accounts payable	3	12
Accrued employee compensation	179	190
Accrued deferred compensation	—	147
Accrued expenses	319	339
Accrued income taxes	179	170
Current portion of long-term debt	4	2

Total Current Liabilities	1,393	1,603
Other liabilities	98	102
Long-term debt, less current portion	745	749

Total Liabilities	2,236	2,454
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, common shares and paid-in capital	631	598
Deferred stock compensation	(9)	—
Retained earnings	524	43

Total Shareholders’ Equity	1,146	641

Total Liabilities and Shareholders’ Equity	$3,382	$3,095

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 28, 2002 included in its registration statement on Form S-1, Registration No. 333-100513, as declared effective by the United States Securities and Exchange Commission on December 10, 2002.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Revenue	$1,620	$1,691	$4,933	$4,614
Cost of revenue	1,186	1,180	3,634	3,368
Product development	167	177	496	492
Marketing and administrative	85	97	276	302
Amortization of intangibles	—	5	—	15
Restructuring	—	4	7	4

Total operating expenses	1,438	1,463	4,413	4,181

Income from operations	182	228	520	433
Interest income	4	6	12	21
Interest expense	(11)	(19)	(36)	(61)
Other, net	5	(1)	(1)	10

Other income (expense), net	(2)	(14)	(25)	(30)

Income before income taxes	180	214	495	403
Provision for income taxes	6	21	14	52

Net income (1)	$174	$193	$481	$351

Net income per share:
Basic	$0.41	$0.48	$1.17	$0.88
Diluted	0.37	0.45	1.04	0.85
Number of shares used in per share calculations:
Basic	429	401	413	400
Diluted	476	429	465	411

(1)	During the quarter ended March 28, 2003, the Company paid a return of capital distribution of $13 million, or $0.03 per share, to all its common shareholders, including New SAC. Additionally, during the quarter ended December 27, 2002 and immediately prior to the closing of its initial public offering, the Company paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC. During the quarter ended March 29, 2002, the Company paid a return of capital distribution of $33 million, or $0.08 per share, to the holders of its then-outstanding shares, including New SAC.

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 28, 2003	March 29, 2002
OPERATING ACTIVITIES
Net income	$481	$351
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	327	307
Non-cash portion of restructuring charge	(10)	1
Deferred income tax	(16)	(9)
Other, net	34	7
Changes in operating assets and liabilities:
Accounts receivable	(54)	(164)
Inventories	23	(21)
Accounts payable	(38)	96
Accrued expenses, employee compensation and warranty	16	(77)
Accrued income taxes	9	59
Other assets and liabilities	(30)	22
Accrued deferred compensation	(147)	—

Net cash provided by operating activities	595	572

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(357)	(321)
Purchases of short-term investments	(2,405)	(627)
Maturities and sales of short-term investments	2,239	685
Sale of XIOtech, net of repayment of intercompany debt	8	—
Sale of Reynosa facility	28	—
Other, net	(45)	(11)

Net cash used in investing activities	(532)	(274)

FINANCING ACTIVITIES
Repayment of long-term debt	(2)	(23)
Issuance of common shares	281	3
Distributions to shareholders	(275)	(33)
Other, net	—	7

Net cash provided by (used in) financing activities	4	(46)

Increase in cash and cash equivalents	67	252
Cash and cash equivalents at the beginning of the period	612	726

Cash and cash equivalents at the end of the period	$679	$978

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 28, 2003

(In millions)

(Unaudited)

	Number of Preferred Shares	Shares Amount	Number of Common Shares	Shares Amount	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Comprehensive Income	Total
Balance at June 28, 2002	400	$—	2	$—	$598	$—	$43	$641
Net income and comprehensive income							481	481
Issuance of common shares as a result of employee option exercises			5		11			11
Sale of XIOtech to New SAC in exchange for $32 note payable distributed to shareholders					(1)			(1)
Distributions to shareholders					(275)			(275)
Issuance of common shares in initial public offering			24		270			270
Conversion of preferred shares into common shares upon initial public offering	(400)		400
Amortization of deferred compensation related to New SAC restricted share plans					8			8
Deferred compensation					11	(11)		—
Amortization of deferred compensation						2		2
Compensation expense related to executive terminations					9			9

Balance at March 28, 2003	—	$—	431	$—	$631	$(9)	$524	$1,146

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” On November 4, 2002, the Company sold XIOtech Corporation, a wholly-owned subsidiary that operated the Company’s storage area networks operating business, to New SAC. At the time XIOtech was sold, New SAC, the Company’s parent, owned over 99% of the Company. See Note 12, Sale of XIOtech Corporation. On December 13, 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, as selling shareholder, at a price of $12 per share. See Note 3, Consummation of Initial Public Offering. Additionally, on December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.”

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

The results of operations for the three- and nine-month periods ended March 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended March 28, 2003 and March 29, 2002 were both 13 weeks. Fiscal year 2003 will be comprised of 52 weeks and will end on June 27, 2003.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.    Summary of Significant Accounting Policies

Net Income Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three- and nine-month periods ended March 28, 2003 and March 29, 2002 (in millions, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Numerator:
Net Income	$174	$193	$481	$351

Denominator:
Denominator for basic net income per share—weighted average number of preferred and common shares outstanding during the period	429	401	413	400

Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	47	28	52	11

Denominator for diluted net income per share	476	429	465	411
Basic net income per share	$0.41	$0.48	$1.17	$0.88

Diluted net income per share	$0.37	$0.45	$1.04	$0.85

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 or APB Opinion No. 25, “Accounting for Stock Issued to Employees” to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.    Summary of Significant Accounting Policies (cont’d)

The Company continues to follow ABPO 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Net income:
As reported	$174	$193	$481	$351
Add-back: Stock-based employee compensation included in net income	1	—	2	—
Deduct: Stock-based employee compensation determined under fair value method	(12)	(4)	(25)	(11)

Pro forma	$163	$189	$458	$340
Basic earnings per share:
As reported	$0.41	$0.48	$1.17	$0.88
Pro forma	$0.38	$0.47	$1.11	$0.85
Diluted earnings per share:
As reported	$0.37	$0.45	$1.04	$0.85
Pro forma	$0.35	$0.45	$0.99	$0.84

The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods. See Note 6, Stock Compensation, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.    Consummation of Initial Public Offering

On November 22, 2000, as part of a series of transactions referred to herein as the “November 2000 transactions,” New SAC acquired the rigid disc drive and storage area networks divisions of Seagate Delaware that were in turn contributed in exchange for all of the Company’s then-outstanding capital stock, which consisted of 400,000,000 Series A preferred shares. Immediately prior to the closing of the Company’s initial public offering, these Series A preferred shares were automatically converted on a one-for-one basis into common shares of the Company.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Balance Sheet Information

	March 28, 2003	June 28, 2002
	(in millions)
Accounts Receivable:
Accounts receivable	$688	$643
Allowance for doubtful accounts	(31)	(29)

	$657	$614

Inventories:
Components	$61	$54
Work-in-process	64	34
Finished goods	176	259

	$301	$347

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$1,818	$1,500
Accumulated depreciation and amortization	(756)	(478)

	$1,062	$1,022

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$83	$97
Long-term accrued warranty included in other liabilities on the balance sheet	54	63

	$137	$160

5.    Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays it operates under in China, Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2010 and served to reduce the Company’s effective tax rate in the three-month periods ended March 28, 2003 and March 29, 2002 from a notional rate of 35% to an actual rate of approximately 8% and 10%, respectively. For the nine-month periods ended March 28, 2003 and March 29, 2002, these tax holidays reduced the Company’s effective tax rate from a notional rate of 35% to an actual rate of approximately 8% and 13%, respectively. The effective tax rate for the three- and nine-month periods ended March 28, 2003 was further reduced to approximately 3%, primarily due to the realization of U.S. net operating loss carryforwards and other deferred tax assets that had been previously subject to a valuation allowance.

The Company has recorded net deferred tax assets of $74 million, the realization of which is dependent on its ability to generate sufficient U.S. taxable income in fiscal years 2003, 2004 and 2005. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. taxable income.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.    Income Taxes (cont’d)

The Company anticipates that its effective tax rate will approximate 3% in the fourth quarter of fiscal year 2003. However, its effective tax rate may increase or decrease to the extent the Company records adjustments to its valuation allowance for deferred tax assets.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation is expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The settlement remains before the Joint Committee on Taxation for review. The parties are in the process of incorporating comments from the Joint Committee on Taxation into the parties’ settlement agreements. The settlement and the anticipated execution of the closing agreement(s) will not result in an additional provision for income taxes.

As of March 28, 2003 and March 29, 2002, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. The Company believes that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are less than the $125 million indemnification amount, the difference will be recorded as an income tax benefit and may significantly affect the Company’s effective tax rate for the period in which the settlement occurs.

Certain of the Company’s foreign tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    Stock Compensation

Deferred Stock Compensation—In connection with certain stock options granted during the six-month period ended December 27, 2002, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through March 28, 2003, the Company has amortized approximately $2 million of such compensation expense.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP plan”) in December 2002. A total of 20,000,000 shares of common stock have been authorized for issuance under the ESPP plan, plus an automatic annual increase on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2,500,000 shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP plan exceed 75,000,000 shares. The ESPP plan permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. The ESPP plan has two six-month purchase periods and contains a “rollover” feature if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the beginning of the offering period. In that case, the plan is immediately canceled after that purchase date, and a new one-year plan is established using the then-current stock price as the base purchase price.

Assumptions Used in Determining Pro Forma Information—See Note 2, Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148. The Company continues to follow APBO 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were developed for use in valuing traded options, and not for use in valuing employee stock options. Stock options granted to employees have characteristics significantly different from those of traded options, and in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to employees.

Up to the Company’s initial public offering of its common stock on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued in fiscal year 2003 subsequent to December 11, 2002, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor estimated based on the stock volatilities of publicly traded competitors.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    Stock Compensation (cont’d)

The fair value of the Company’s stock options granted to employees for the three- and nine-month periods ended March 28, 2003 and March 29, 2002 was estimated assuming no expected dividends (for periods prior to December 27, 2002) and the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Option Plan Shares
Expected life (in years)	3.0	10.0	3.0	10.0
Risk-free interest rate	2.3%	4.5%	2.1 – 3.0%	4.5%
Volatility	0.83	Minimum	0.0001 – 0.83	Minimum
Expected dividend	1.2%	—	1.2%	—

ESPP Plan Shares
Expected life (in years)	0.5 – 1.0	—	0.5 – 1.0	—
Risk-free interest rate	1.2 – 1.3%	—	1.2 – 1.3%	—
Volatility	0.74 – 0.91	—	0.74 – 0.91	—
Expected dividend	1.2%	—	1.2%	—

The weighted average fair value of stock options granted under the Seagate Technology Option plan was $4.68 and $3.92 for the three- and nine-month periods ended March 28, 2003, respectively, and $1.81 and $0.92 for three- and nine-month periods ended March 29, 2002, respectively. The weighted average fair value of stock options granted under the ESPP plan was $3.31 for the three- and nine-month periods ended March 28, 2003.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.    Restructuring Costs

During the nine-month period ended March 28, 2003, the Company recorded a $17 million restructuring charge. The Company also reduced a restructuring accrual previously recorded by its predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $7 million.

The $17 million restructuring charge was a result of a restructuring plan, which the Company refers to as the fiscal year 2003 restructuring plan, established to continue the alignment of the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in its workforce of approximately 3,750 employees, 1,955 of whom had been terminated as of March 28, 2003. The Company estimates that after completion of the restructuring activities contemplated by the fiscal year 2003 restructuring plan, annual salary expense will be reduced by approximately $17 million. The Company expects the fiscal year 2003 restructuring plan to have been substantially completed by the end of its fiscal year 2003.

The following table summarizes the Company’s restructuring activities for the nine-month period ended March 28, 2003:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Reserve balances, June 28, 2002	$4	$9	$1	$14
First quarter restructuring charge	17	—	—	17
Cash charges	(13)	—	—	(13)
Adjustments and reclassifications	—	(9)	(1)	(10)

Reserve balances, March 28, 2003	$8	$—	$—	$8

The Company may not be able to realize all of the expected savings from its restructuring activities and cannot ensure that the restructuring activities and transfers will be implemented on a cost-effective basis without delays or disruption in its production and without adversely affecting its results of operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in millions)
Revenue and Gross Profit

Revenue:
Rigid Disc Drives	$1,620	$1,678	$4,911	$4,564
Other	—	14	24	52
Eliminations	—	(1)	(2)	(2)

Consolidated	$1,620	$1,691	$4,933	$4,614

Gross Profit:
Rigid Disc Drives	$434	$503	$1,287	$1,217
Other	—	8	12	29

Consolidated	$434	$511	$1,299	$1,246

Total Assets
Rigid Disc Drives			$3,386	$3,403
Other			—	45

Operating Segments			3,386	3,448
Eliminations			(4)	(59)

Consolidated			$3,382	$3,389

XIOtech had a net loss of $9 million for the nine-month period ended March 28, 2003 and net losses of $12 million and $35 million for the three- and nine-month periods ended March 29, 2002, respectively, that are included in the Company’s consolidated results for those periods.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.    Comprehensive Income and Supplemental Cash Flow Information

Comprehensive Income

For the three- and nine-month periods ended March 28, 2003 and March 29, 2002, comprehensive income included net income and an insignificant amount of foreign currency translation. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency as components of accumulated other comprehensive income (loss). The accumulated other comprehensive income (loss) at March 28, 2003 and June 28, 2002 was insignificant.

Supplemental Cash Flow Information

	For the Nine Months Ended
	March 28, 2003	March 29, 2002
	(in millions)
Cash Transactions:
Cash paid for interest	$31	$37
Cash paid for income taxes, net of refunds	21	—

10.    Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14, Product Warranty. The Company adopted the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 28, 2003.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.    Recent Accounting Pronouncements (cont’d)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company adopted the disclosure requirements of SFAS 148 in the quarter ended March 28, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

11.    Litigation

In July 2002, the Company was sued in the People’s Court of Nanjing City, China by an individual and a private Chinese company. The complaint alleges that two of the Company’s personal storage rigid disc drive products infringe a Chinese patent which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop the Company from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served the Company with notice that they had refiled the lawsuit. The new complaint claims immaterial monetary damages, requests injunctive relief and a recall of the products from the Chinese market. Based upon a preliminary analysis of the patent and the products, the Company does not believe it infringes. Moreover, the accused products are scheduled for end of life in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products.

See Part II, Item 1, “Legal Proceedings,” in this Form 10-Q for a description of a complaint recently filed by the Company against Read-Rite Corporation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Because New SAC at the time owned approximately 99.4% of the Company’s outstanding shares, the Company’s sale of XIOtech to New SAC was recorded as a dividend of an amount equal to the net book value of XIOtech of $1 million rather than as a sale for the fair value of the promissory note. As of November 4, 2002, XIOtech’s balance sheet consisted of $33 million of current assets, $6 million of non-current assets, $36 million of current liabilities (which included $19 million of intercompany indebtedness), and $2 million of long-term liabilities.

13.    Warranty and Services Agreement

On October 28, 2002, the Company closed the sale of its product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly-owned subsidiary of Jabil Circuit, Inc. After the sale, Jabil became the Company’s primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, the Company will be dependent upon Jabil to effectively manage warranty repair related costs and activities. The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, the Company’s obligations under the services agreement, and potential reimbursements by the Company to Jabil. Because the fair values of each of these elements have not been separately established, and because the Company will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense. Of the $10 million excess, $5 million was utilized in the quarter ended December 27, 2002 to offset an immediate repair cost increase and the remaining $5 million is being utilized over the remaining period of the long-term services agreement.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.  Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three- and nine-month periods ended March 28, 2003 and March 29, 2002 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in millions)
Balance, beginning of period	$149	$176	$160	$192
Warranties issued	19	22	60	60
Repairs and replacements	(33)	(31)	(93)	(86)
Changes in liability for pre-existing warranties, including expirations	2	—	10	1

Balance, end of period	$137	$167	$137	$167

The Company offers extended warranties on certain of it products. Deferred revenue in relation to extended warranties has not been material to date.

15.    Related Party Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continue to be provided by the Company through New SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ marketing and administrative expenses for the nine-month period ended March 28, 2003 were $3.4 million. Purchases and sales to other affiliated companies were not material for any of the periods presented.

At March 28, 2003, amounts receivable from three officers totaled $1.8 million while amounts receivable from an additional 12 officers and/or employees totaled $1.0 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. The loans totaling $1.8 million bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.7 million of the $1.8 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.0 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at March 28, 2003 and June 28, 2002, the condensed consolidating results of operations for the three- and nine-month periods ended March 28, 2003 and March 29, 2002, and the condensed consolidating cash flows for the nine-month periods ended March 28, 2003 and March 29, 2002. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Balance Sheet

March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$14	$—	$665	$—	$679
Short-term investments	—	—	397	—	397
Accounts receivable, net	—	—	657	—	657
Intercompany receivable	9	—	18	(27)	—
Inventories	—	—	301	—	301
Other current assets	1	—	161	—	162

Total Current Assets	24	—	2,199	(27)	2,196

Property, equipment and leasehold improvements, net	—	—	1,062	—	1,062
Equity investment in HDD	1,123	—	—	(1,123)	—
Equity investments in Non-Guarantors	—	1,450	—	(1,450)	—
Intangible assets, net	—	—	5	—	5
Intercompany loan receivable	—	325	—	(325)	—
Other assets	—	12	107	—	119

Total Assets	$1,147	$1,787	$3,373	$(2,925)	$3,382

Accounts payable	$—	$—	$709	$—	$709
Affiliate accounts payable	—	—	3	—	3
Intercompany payable	—	2	25	(27)	—
Accrued employee compensation	—	—	179	—	179
Accrued expenses	1	14	304	—	319
Accrued income taxes	—	—	179	—	179
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	1	18	1,401	(27)	1,393

Other liabilities	—	—	98	—	98
Intercompany loan payable	—	—	325	(325)	—
Long-term debt, less current portion	—	646	99	—	745

Total Liabilities	1	664	1,923	(352)	2,236

Shareholders’ Equity	1,146	1,123	1,450	(2,573)	1,146

Total Liabilities and Shareholders’ Equity	$1,147	$1,787	$3,373	$(2,925)	$3,382

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Operations

Three Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,620	$—	$1,620
Cost of revenue	—	—	1,186	—	1,186
Product development	—	—	167	—	167
Marketing and administrative	—	1	84	—	85

Total operating expenses	—	1	1,437	—	1,438

Income (loss) from operations	—	(1)	183	—	182
Interest income	—	5	(1)	—	4
Interest expense	—	(10)	(1)	—	(11)
Equity in income of HDD	174	—	—	(174)	—
Equity in income of Non-Guarantors	—	180	—	(180)	—
Other, net	—	—	5	—	5

Other income (expense), net	174	175	3	(354)	(2)

Income before income taxes	174	174	186	(354)	180
Provision for income taxes	—	—	6	—	6

Net income	$174	$174	$180	$(354)	$174

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Operations

Nine Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,933	$—	$4,933
Cost of revenue	—	—	3,634	—	3,634
Product development	—	—	496	—	496
Marketing and administrative	—	3	273	—	276
Restructuring	—	—	7	—	7

Total operating expenses	—	3	4,410	—	4,413

Income (loss) from operations	—	(3)	523	—	520
Interest income	—	17	(5)	—	12
Interest expense	—	(33)	(3)	—	(36)
Equity in income of HDD	490	—	—	(490)	—
Equity in income (loss) of Non-Guarantors	(9)	509	—	(500)	—
Other, net	—	—	(1)	—	(1)

Other income (expense), net	481	493	(9)	(990)	(25)

Income before income taxes	481	490	514	(990)	495
Provision for income taxes	—	—	14	—	14

Net income	$481	$490	$500	$(990)	$481

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$481	$490	$500	$(990)	$481
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	327	—	327
Non-cash portion of restructuring charge	—	—	(10)	—	(10)
Deferred income taxes	—	—	(16)	—	(16)
Equity in income of HDD	(490)	—	—	490	—
Equity in income (loss) of Non-Guarantors	9	(509)	—	500	—
Other, net	—	—	34	—	34

Changes in operating assets and liabilities:
Accounts receivable	—	—	(54)	—	(54)
Intercompany accounts receivable	(9)	3	(4)	10	—
Inventories	—	—	23	—	23
Accounts payable	—	—	(38)	—	(38)
Intercompany accounts payable	—	1	9	(10)	—
Accrued expenses, employee compensation and warranty	1	8	7	—	16
Accrued income taxes	—	—	9	—	9
Other assets and liabilities, net	(1)	(2)	(27)	—	(30)
Accrued deferred compensation	—	(146)	(1)	—	(147)

Net cash provided by (used in) operating activities	(9)	(155)	759	—	595

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(357)	—	(357)
Purchase of short-term investments	—	—	(2,405)	—	(2,405)
Maturities and sales of short-term investments	—	—	2,239	—	2,239
Sale of XIOtech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other, net	—	—	(45)	—	(45)

Net cash used in investing activities	—	—	(532)	—	(532)

Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	281	—	—	—	281
Loan from HDD to Non-Guarantor	—	(325)	325	—	—
Loan repayment from Non-Guarantor to HDD	—	452	(452)	—	—
Distribution from HDD to Parent	347	(347)	—	—	—
Distribution from Parent to HDD	(330)	330	—	—	—
Distribution to shareholders	(275)	—	—	—	(275)

Net cash provided by financing activities	23	109	(128)	—	4

Increase (decrease) in cash and cash equivalents	14	(46)	99	—	67
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the period	$14	$—	$665	$—	$679

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Operations

Three Months Ended March 29, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,691	$—	$1,691
Cost of revenue	—	—	1,180	—	1,180
Product development	—	—	177	—	177
Marketing and administrative	—	—	97	—	97
Amortization of intangibles	—	—	5	—	5
Restructuring	—	—	4	—	4

Total operating expenses	—	—	1,463	—	1,463

Income from operations	—	—	228	—	228
Interest income	—	—	6	—	6
Interest expense	—	—	(19)	—	(19)
Equity in income of HDD	205	—	—	(205)	—
Equity in income (losses) of Non-Guarantors	(12)	205	—	(193)	—
Other, net	—	—	(1)	—	(1)

Other income (expense), net	193	205	(14)	(398)	(14)

Income before income taxes	193	205	214	(398)	214
Provision for income taxes	—	—	21	—	21

Net income	$193	$205	$193	$(398)	$193

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Operations

Nine Months Ended March 29, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,614	$—	$4,614
Cost of revenue	—	—	3,368	—	3,368
Product development	—	—	492	—	492
Marketing and administrative	—	—	302	—	302
Amortization of intangibles	—	—	15	—	15
Amortization of intangibles	—	—	4	—	4

Total operating expenses	—	—	4,181	—	4,181

Income from operations	—	—	433	—	433
Interest income	—	—	21	—	21
Interest expense	—	—	(61)	—	(61)
Equity in income of HDD	386	—	—	(386)	—
Equity in income (losses) of Non-Guarantors	(35)	386	—	(351)	—
Other, net	—	—	10	—	10

Other income (expense), net	351	386	(30)	(737)	(30)

Income before income taxes	351	386	403	(737)	403
Provision for income taxes	—	—	52	—	52

Net income	$351	$386	$351	$(737)	$351

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.    Condensed Consolidating Financial Information (cont’d)

Consolidating Statement of Cash Flows

Nine Months Ended March 29, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$351	$386	$351	$(737)	$351
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	307	—	307
Non-cash portion of restructuring charge	—	—	1	—	1
Deferred income taxes	—	—	(9)	—	(9)
Equity in income of HDD	(386)	—	—	386	—
Equity in income of Non-Guarantors	35	(386)	—	351	—
Other, net	—	—	7	—	7

Changes in operating assets and liabilities:
Accounts receivable	—	—	(164)	—	(164)
Inventories	—	—	(21)	—	(21)
Accounts payable	—	—	96	—	96
Accrued expenses, employee compensation and warranty	—	—	(77)	—	(77)
Accrued income taxes	—	—	59	—	59
Other assets and liabilities, net	—	—	22	—	22

Net cash provided by operating activities	—	—	572	—	572

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(321)	—	(321)
Purchase of short-term investments	—	—	(627)	—	(627)
Maturities and sales of short-term investments	—	—	685	—	685
Other, net	—	—	(11)	—	(11)

Net cash used in investing activities	—	—	(274)	—	(274)

Financing Activities
Repayment of long-term debt	—	—	(23)	—	(23)
Loan from Non-Guarantor to HDD	—	33	(33)	—	—
Distribution from HDD to Seagate Technology	33	(33)	—	—	—
Distribution to Seagate Technology shareholders	(33)	—	—	—	(33)
Issuance of common shares	3	—	—	—	3
Other, net	—	—	7	—	7

Net cash provided by (used in) financing activities	3	—	(49)	—	(46)

Increase in cash and cash equivalents	3	—	249	—	252
Cash and cash equivalents at the beginning of the period	—	—	726	—	726

Cash and cash equivalents at the end of the period	$3	$—	$975	$—	$978

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for the fiscal quarter and the nine-month period ended March 28, 2003 for Seagate Technology and its predecessor. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. We are a subsidiary of New SAC, a Cayman Islands limited liability corporation. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.”

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

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the nine-month period ended March 28, 2003, approximately 63% of our combined rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard (including Compaq), Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For the nine-month period ended March 28, 2003, approximately 33% of our revenue came from customers located in North America, approximately 32% came from customers located in Europe and approximately 35% came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

New SAC received proceeds of approximately $557 million from the sale of 48,500,000 of our common shares, after deducting underwriting discounts and commissions, from the offering. New SAC distributed the net proceeds from the offering together with its proceeds from the return of capital distribution by the Company described above to the holders of its preferred and ordinary shares. After the initial public offering, New SAC retains 351,500,000 of our outstanding common shares. As a result of the distribution to the New SAC’s preferred shareholders, our wholly-owned subsidiary, Seagate Technology HDD Holdings, became obligated to make payments of approximately $147 million to the participants in its deferred compensation plan. These payments were made following the closing of our initial public offering.

Disposition of Assets

Sale of XIOtech Corporation.    On November 4, 2002, we sold XIOtech Corporation, a wholly-owned indirect subsidiary, to New SAC. New SAC in turn sold 51% of XIOtech to a third party in a transaction in which XIOtech also sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of XIOtech.

In consideration of our sale of XIOtech to New SAC, we received a $32 million promissory note from New SAC. The amount of this promissory note was equal to the estimated fair value of XIOtech as of the date of the sale, net of intercompany indebtedness. Immediately after the sale of XIOtech to New SAC, we made an in-kind pro rata distribution of the entire promissory note to the holders of our then-outstanding shares, including New SAC, which at the time owned approximately 99.4% of our outstanding shares. That portion of the promissory note distributed back to New SAC was cancelled, and New SAC immediately paid off the remaining 0.6% of the promissory note held by our minority shareholders. As a result of our sale of XIOtech, as of November 4, 2002, we no longer consolidate XIOtech’s operations with our operations.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Repair and Warranty Services Agreement.    On October 28, 2002, we closed the sale of our product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly- owned subsidiary of Jabil Circuit, Inc. After the sale, Jabil became our primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, we will be dependent upon Jabil to effectively manage warranty repair related costs and activities.

The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, our obligations under the services agreement, and potential reimbursements by us to Jabil. Because the fair values of each of these elements have not been separately established, and because we will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to the various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense over the period of the long-term services agreement. Of the $10 million excess, $5 million was utilized in the quarter ended December 27, 2002 to offset an immediate repair cost increase and the remaining $5 million is being utilized over the remaining period of the long-term services agreement.

Stock Compensation Expense

In connection with certain options granted during the six-month period ended December 27, 2002, we recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price and the deemed fair value of our common shares on the dates such options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through March 28, 2003, we have amortized approximately $2 million of such compensation expense.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Consolidation is also occurring among our customers. For example, Compaq, our largest customer in fiscal year 2001, merged with Hewlett-Packard in 2002. As a result of this trend, our customer base is increasingly concentrated among fewer OEMs, potentially providing them with increased pricing leverage. In the event that our sales to a combined entity are less than, or are on terms that are less favorable than, our sales to these customers when they were separate entities, our results of operations would suffer.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our financial results during fiscal year 2002 reflect significant growth in our market share with a number of our customers. We believe these market share gains were largely driven by our technology leadership, as evidenced by our product innovation and time-to-market leadership. This leadership position has enabled us to leverage our investments in research and development across a broad range of technologically advanced high performance enterprise and personal storage products, which generally have higher margins than our older generation products. If our competitors introduce technologically advanced products to our customers, we could lose market share and suffer declines in revenues, margins and overall financial performance. A portion of our growth in market share is also the result of both consolidation in our industry, as well as certain rigid disc drive manufacturers exiting the market. Our ability to grow our market share or maintain our current share may be negatively affected by our customers’ preference to diversify their sources of supply or if they decide to meet their requirements by manufacturing rigid disc drives themselves, particularly with respect to enterprise products.

During the quarter ended March 28, 2003, we had significant shipments of our 80 gigabyte per disc platform and expect that by the end of the June quarter, substantially all of our personal storage shipments will be on this platform. The June quarter historically experiences the highest rate of price erosion of the year, and we expect the pricing environment in the June quarter of fiscal year 2003 to be within historical norms. The June quarter also historically experiences the largest quarterly decline in unit shipment demand and the lowest level of aggregate units shipped in the year, particularly with respect to personal storage products, and we believe that the levels of inventories in the distribution channel on an industry-wide basis at the end of the March quarter may accentuate that decline in the June quarter. However, excluding any negative impact to operations or the demand environment related to the hostilities in Iraq, the spread of Severe Acute Respiratory Syndrome (SARS), or seasonal patterns in demand or pricing that are materially worse than those experienced historically, we are targeting June quarter diluted earnings per share of $0.26 to $0.30.

Results of Operations

Revenue.    Revenue for the quarter ended March 28, 2003 was $1.620 billion, down 4% from $1.691 billion in the year-ago quarter ended March 29, 2002, and down 7% from $1.734 billion from the immediately preceding quarter ended December 27, 2002. Revenue for the nine-month period ended March 28, 2003 was $4.933 billion, up 7% from $4.614 billion in the year-ago nine-month period ended March 29, 2002. Our overall average unit sales price for our rigid disc drive products was $97 for the quarter ended March 28, 2003, down 13% from $111 in the year-ago quarter, and up 3% from $94 in the immediately preceding quarter.

The decrease in revenue from the year-ago quarter was primarily attributable to price erosion, partially offset by an increase in rigid disc drive shipments from 15.0 million units in the year-ago quarter to 16.6 million units in the quarter ended March 28, 2003. The decrease in revenue from the immediately preceding quarter was primarily attributable to a decrease in rigid disc drive shipments from 18.3 million units in the previous quarter to 16.6 million units in the quarter ended March 28, 2003, as well as price erosion. This decrease was partially offset by a shift in mix to our higher-priced enterprise storage products. The increase in revenue from the year-ago nine-month period ended March 29, 2002 was primarily attributable to an increase in rigid disc drive shipments from 40.4 million units in the year-ago nine-month period to 51.6 million units in the nine-month period ended March 28, 2003.

Overall demand for disc drives continued to hold firm in the quarter ended March 28, 2003 as demand for desktop and consumer electronic drives were in line with our expectations. Although the total available market for enterprise drives was seasonally down, demand for our enterprise drives was in line with our expectations, and we believe we grew enterprise market share during this quarter.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Cost of Revenue.    Cost of revenue for the quarter ended March 28, 2003 was $1.186 billion, up 1% from $1.180 billion in the year-ago quarter ended March 29, 2002, and down 4% from $1.241 billion in the immediately preceding quarter ended December 27, 2002. Gross margin as a percentage of revenue for the quarter ended March 28, 2003 was 27% as compared with 30% for the year-ago quarter, and 28% for the immediately preceding quarter ended December 27, 2002. The decrease in gross margin as a percentage of revenue from the immediately preceding quarter was due to a return to a more normal pricing environment, increased costs associated with ramping production of the new products, and lower overall total volume. The decrease in gross margin as a percentage of revenue from the year-ago quarter was primarily due to price erosion and a return to a more normal mix of product between personal storage and enterprise storage resulting in a higher mix of our personal storage products, which generally have lower gross margins than our enterprise storage products. The product mix in the year-ago quarter was more heavily weighted toward enterprise products due to favorable execution versus our competitors. Cost of revenue for the nine-month period ended March 28, 2003 was $3.634 billion, up 8% from $3.368 billion in the year-ago nine-month period ended March 29, 2002. Gross margin as a percentage of revenue for the nine-month period ended March 28, 2003 was 26% as compared with 27% for the year-ago nine-month period.

Product Development Expenses.    Product development expenses decreased by $10 million, or 6%, for the quarter ended March 28, 2003 when compared with the year-ago quarter ended March 29, 2002, and decreased by $2 million, or 1%, when compared with the immediately preceding quarter ended December 27, 2002. The decrease in product development expenses from the year-ago quarter was primarily due to decreases of $7 million in materials and tooling costs and $5 million in information technology expense partially offset by an increase of $5 million in depreciation expense. The decrease in product development expenses from the immediately preceding quarter was primarily due to decreases of $5 million in materials and tooling costs and $1 million in outside services partially offset by an increase of $4 million in salaries and related costs. Product development expenses increased by $4 million, or 1%, for the nine-month period ended March 28, 2003 when compared with the year-ago nine-month period ended March 29, 2002. The increase in product development expenses from the year-ago nine-month period was primarily due to expenses related to the opening of our new research facility in Pittsburgh, Pennsylvania, which included employee, equipment and occupancy costs as well as several new product introductions and our development efforts in smaller than 3½ inch form factor rigid disc drives.

Marketing and Administrative Expenses.    Marketing and administrative expenses decreased by $12 million, or 12%, for the quarter ended March 28, 2003 when compared with the year-ago quarter ended March 29, 2002, and decreased by $20 million, or 19%, when compared with the immediately preceding quarter ended December 27, 2002. The decrease in marketing and administrative expenses from the year-ago quarter was primarily due to marketing and administrative expenses incurred in the year-ago quarter related to the XIOtech business, which was sold by us in the quarter ended December 27, 2002. The decrease in marketing and administrative expense from the immediately preceding quarter was primarily due to decreases of $4 million in marketing and administrative expenses related to the XIOtech business and $14 million in outside services, of which $12 million related to the payment in the quarter ended December 27, 2002 to certain New SAC investors in exchange for the discontinuation of an annual monitoring fee. Marketing and administrative expenses decreased by $26 million, or 9%, for the nine-month period ended March 28, 2003 when compared with the year-ago nine-month period ended March 29, 2002. The decrease in marketing and administrative expenses from the year-ago nine-month period was primarily due to decreases of $33 million in marketing and administrative expenses related to the XIOtech business and $19 million in the provision for bad debts. These decreases were partially offset by increases of $10 million in information technology expense, $15 million in salaries and related costs and $6 million in depreciation expense.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Restructuring.    During the nine-month period ended March 28, 2003, we recorded a $17 million restructuring charge. We also reduced a restructuring accrual previously recorded by our predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $7 million for the nine months ended March 28, 2003. The $17 million restructuring charge was a result of a restructuring plan, which we refer to as the fiscal year 2003 restructuring plan, established to continue the alignment of our global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in our Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in our workforce of approximately 3,750 employees, 1,955 of whom had been terminated as of March 28, 2003. We estimate that after completion of the restructuring activities contemplated by the fiscal year 2003 restructuring plan, annual salary expense will be reduced by approximately $17 million. We expect the fiscal year 2003 restructuring plan to have been substantially completed by the end of our fiscal year 2003.

Net Other Income (Expense).    Net other expense decreased $12 million, or 86%, for the quarter ended March 28, 2003 when compared with the year-ago quarter ended March 29, 2002, and decreased $15 million, or 88%, when compared with the immediately preceding quarter ended December 27, 2002. The decrease in net other expense from the year-ago quarter was primarily due to decreases of $7 million in interest as a result of lower outstanding debt because of our debt refinancing and net gains of $5 million on the sale of fixed assets. The decrease in net other expense from the immediately preceding quarter was primarily due to an $8 million write-down of our investment in a private company in the immediately preceding quarter and net gains of $5 million on the sale of fixed assets in the current quarter. Net other expense decreased $5 million, or 17%, for the nine-month period ended March 28, 2003 when compared with the year-ago nine-month period ended March 29, 2002. The decrease in net other expense from the year-ago nine-month period was primarily due to a decrease of $25 million in interest expense as a result of lower outstanding debt because of our debt refinancing partially offset by an $8 million write-down of our investment in a private company and a decrease in interest income of $9 million resulting from lower average interest rates and a lower balance in our interest bearing accounts.

Income Taxes.    We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays we operate under in China, Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2010 and served to reduce our effective tax rate in the three-month periods ended March 28, 2003 and March 29, 2002 from a notional rate of 35% to an actual rate of approximately 8% and 10%, respectively. For the nine-month periods ended March 28, 2003 and March 29, 2002, these tax holidays reduced our effective tax rate from a notional rate of 35% to an actual rate of approximately 8% and 13%, respectively. The effective tax rate for the three- and nine-month periods ended March 28, 2003 was further reduced to approximately 3%, primarily due to the realization of U.S. net operating loss carryforwards and other deferred tax assets that had been previously subject to a valuation allowance.

We have recorded net deferred tax assets of $74 million, the realization of which is dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2003, 2004 and 2005. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We anticipate that our effective tax rate will approximate 3% in the fourth quarter of fiscal year 2003. However, our effective tax rate may increase or decrease to the extent we record adjustments to our valuation allowance for deferred tax assets.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation is expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The settlement remains before the Joint Committee on Taxation for review. The parties are in the process of incorporating comments from the Joint Committee on Taxation into the parties’ settlement agreements. The settlement and the anticipated execution of the closing agreement(s) will not result in an additional provision for income taxes.

As of March 28, 2003 and March 29, 2002, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. We believe that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are less than the $125 million indemnification amount, the difference will be recorded as an income tax benefit and may significantly affect our effective tax rate for the period in which the settlement occurs.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The calculated financial ratios for the quarter ended March 28, 2003 are as follows:

	Required	March 28, 2003
Interest Coverage Ratio	Not less than 2.50	30.34
Fixed Charge Coverage Ratio	Not less than 1.25	3.45
Net Leverage Ratio	Not greater than 1.50	(0.30)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a new $150 million revolving credit facility, under which $122 million was available to these entities for borrowing as of March 28, 2003. Although no borrowings have been drawn under this revolving credit facility to date, we had $28 million of outstanding letters of credit and bankers’ guarantees under this facility as of March 28, 2003.

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

Discussion of Cash Flows

At March 28, 2003, our working capital was $803 million, which included cash, cash equivalents and short-term investments of $1.076 billion. Cash, cash equivalents and short-term investments increased $233 million from June 28, 2002 to March 28, 2003. This increase was primarily due to cash provided by operating activities and proceeds from the issuance of our common shares offset by distributions to shareholders and investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the nine months ended March 28, 2003 was $595 million and consisted primarily of net income plus depreciation and amortization partially offset by payments of $147 million to participants in our deferred compensation plan.

During the nine months ended March 28, 2003, we invested approximately $357 million in property, equipment and leasehold improvements. The $357 million investment comprised:

•	$140 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$96 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$98 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$17 million for the purchase of a corporate aircraft; and

•	$6 million for other purposes.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We anticipate investments of approximately $550 million in property and equipment for fiscal year 2003. We plan to finance these investments from existing cash balances and cash flows from operations.

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

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

The credit agreement governing our senior secured credit facilities, as amended, permits us to pay our shareholders regularly scheduled quarterly cash distributions of up to $80 million during any period of four consecutive fiscal quarters. Consistent with our quarterly dividend policy, our board of directors has declared a quarterly cash distribution of $0.03 per share, or approximately $13 million, to be paid on or before May 23, 2003 to all common shareholders of record as of May 9, 2003, including New SAC.

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

Our principal sources of liquidity as of March 28, 2003 consisted of: (1) $1.076 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $28 million had been used for outstanding letters of credit and bankers’ guarantees as of March 28, 2003, and (3) cash we expect to generate from operations during this fiscal year.

Since the closing of the November 2000 transactions, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, in the second half of fiscal year 2002 and through the nine months ended March 28, 2003, we made return of capital distributions to our shareholders.

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

Our contractual cash obligations and commitments as of March 28, 2003 have been summarized in the table below:

		Fiscal Year(s)
	Total	2003	2004-2005	2006-2007	After 2007
	(in millions)
Contractual Obligations:
Long term debt	$748	$—	$9	$339	$400
Capital leases	1	—	1	—	—
Operating leases	221	7	45	40	129

Subtotal	970	7	55	379	529
Commitments:
Capital expenditures	111	111
Letters of credit or bank guarantees	28	28

Subtotal	139	139

Total	$1,109	$146	$55	$379	$529

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(FIN 45). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. We adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14, Product Warranty. We adopted the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 28, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. We adopted the disclosure requirements of SFAS 148 in the quarter ended March 28, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our financial position or results of operations.

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

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives;

•	changes in purchases from period to period by our primary customers;

•	competitive pressures resulting in lower selling prices, a condition that is exacerbated when competitors exit the industry and liquidate their remaining inventory;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	delays or problems in the introduction of our new products;

•	announcements of new products, services or technological innovations by us or our competitors;

•	increased costs or adverse changes in availability of supplies;

•	the impact of external factors, such as Severe Acute Respiratory Syndrome (SARS) and the hostilities in Iraq, on customer demand or our operations; and

•	the ability of our competition to regain their recent market share losses, particularly with respect to enterprise products, through the introduction of technologically advanced products and their ability to improve their operational execution.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

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

Increases in sales of notebook computers and in areal density may result in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3½ inch form factor, which we currently manufacture. Although we are currently shipping notebook drives to OEMs for qualification, we cannot assure you that we will be able to successfully compete in the market for smaller form factor rigid disc drives. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase.

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We and our competitors have developed improved products, and we will need to continue to do so in the future. As a result of these advances, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective products within time-to-market windows that become progressively shorter. For the fiscal year ended June 28, 2002 and the nine-month period ended March 28, 2003, we had product development expenses of $698 million and $496 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis.

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

For fiscal year 2002 and the nine-month period ended March 28, 2003, our top 10 customers accounted for approximately 63% and 62%, respectively, of our rigid disc drive revenue. Compaq Computer Corporation, together with Hewlett-Packard, accounted for approximately 20% of our rigid disc drive revenue for fiscal year 2002, and Hewlett-Packard accounted for approximately 17% of our rigid disc drive revenue in the nine-month period ended March 28, 2003. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Customer Concentration—Consolidation among our customers could cause sales of our products to decline.

Mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. For example, IBM, which is one of our key customers, recently merged its disc drive business with the disc drive business of Hitachi through the formation of a new company with which IBM has entered into a multi-year supply agreement. As a result, IBM may decrease its purchases from us in favor of this new company. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2002 and the nine-month period ended March 28, 2003, approximately 31% and 32%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 30% and 35%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Political Risks Associated with International Operations—Our international operations subject us to risks related to political unrest, terrorism, and SARS.

We have manufacturing facilities in parts of the world that periodically experience political unrest and recently have experienced outbreaks of Sever Acute Respiratory Syndrome (SARS). This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operation and financial condition. U.S. and international responses to the terrorist attacks on September 11, 2001, the ongoing hostilities in Afghanistan and Iraq and the risk of hostilities with North Korea could exacerbate these risks. In addition, we have manufacturing facilities in China, Singapore, Malaysia and Thailand, all of which are areas that have recently experienced outbreaks of SARS. An outbreak of SARS in or near any of our facilities could result in the quarantine or closure of such a facility and have an adverse effect on our results of operation and financial condition.

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

Some of our directors also serve on the boards of New SAC, Certance Holdings, a tape drive company, and Seagate Software (Cayman) Holdings, the parent company of Crystal Decisions. Several of our executive officers also serve as officers and/or directors of those entities as well as other affiliates of ours. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors and officers to us and to our parent company and affiliates, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional securities, the election of new or additional directors and the payment of dividends by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

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

We have a number of cross-licenses with third parties that enable us to manufacture our products free from any infringement claims that might otherwise be made by these third parties against us. A number of these licenses contain change of control or anti-assignment provisions. We have taken steps to transfer these licenses in connection with the closing of the November 2000 transactions; however, we cannot assure you that these transfers will not be challenged. For example, Papst Licensing GmbH, IBM and Hitachi initially took the position that their license agreements did not transfer to our new business entities. Subsequently, we entered into new license agreements with IBM and Hitachi in December 2001. In September 2002, we settled a broader dispute with Papst that also resolved the claim by Papst that its license agreement was not properly transferred. Recently, we received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our rigid disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Delaware entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. For a more detailed description of these suits, see Part II, Item 1, “Legal Proceedings.” In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002, and in certain correspondence since that date, has asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement.

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

If New SAC or—after any distribution to our sponsors of our shares by New SAC—our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. By exercising their registration rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares. In addition, as an exception to the restrictions on the transfer of shares by our employees contained in our option plan, beginning on March 10, 2003, each of our non-officer employees have had the right to sell a number of shares equal to the lesser of (1) the number of their vested options and shares or (2) 1,500 vested options and shares.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

This could result in a maximum of approximately 11,100,000 shares being eligible for sale 90 days after the closing of the offering, assuming that all non-officer employees choose to sell the maximum permitted number of shares. Beginning on June 8, 2003, our officers and employees, excluding Messrs. Luczo, Watkins and Pope, will be released from contractual agreements restricting their ability to sell shares that were entered into in connection with our initial public offering, which could result in the sale of up to approximately 39,300,000 shares.

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

Consistent with our quarterly dividend and distribution policy, our board of directors declared a quarterly cash distribution of $0.03 per share, or approximately $13 million, to be paid on or before May 23, 2003 to all of our common shareholders of record as of May 9, 2003, including New SAC. We expect to continue to pay our shareholders a quarterly cash distribution of up to $0.03 per share ($0.12 annually) so long as the aggregate amount of the distributions do not exceed 50% of our consolidated net income for the quarter in which the distributions are declared. The credit agreement governing our senior secured credit facilities, as amended, permits us to pay our shareholders regularly scheduled quarterly cash distributions of up to $80 million during any period of four consecutive fiscal quarters.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 28, 2003. All investments mature in three years or less.

Dollars in millions	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value March 28, 2003
Assets
Cash equivalents
Fixed rate	$574	$—	$—	$—	$—	$—	$575	$574
Average interest rate	1.32%	—	—	—	—	—	1.32%
Short-term investments
Fixed rate	1	19	53	90	—	—	163	164
Average interest rate	2.75%	3.23%	3.02%	2.72%	—	—	2.88%
Variable rate	233	—	—	—	—	—	233	233
Average interest rate	1.37%	—	—	—	—	—	1.37%
Total investment securities	808	19	53	90	—	—	971	971
Average interest rate	1.34%	3.23%	3.02%	2.72%	—	—	1.59%

Long-Term Debt
Fixed rate	—	—	—	—	—	400	400	400
Average interest rate	—	—	—	—	—	8.00%	8.00%
Floating rate
Tranche B	—	5	4	3	336	—	348	348
(LIBOR + 200 bp)		3.38%	3.38%	3.38%	3.38%	—	3.38%

Foreign Currency Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the nine-month period ended March 28, 2003, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions. We are currently reviewing the potential for hedging local currency cash flows.

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

Intellectual Property Litigation

Convolve, Inc.—Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm, engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and the Massachusetts Institute of Technology filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000, and filed cross-claims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery, and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. Discovery is in process on all non-damages issues. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent and we answered and filed counterclaims on February 8, 2002. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of Convolve’s pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of Convolve’s claims related to these patents and reimbursement of attorney’s fees. The hearing on our Rule 11 motion is scheduled for May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit and we intend to defend against them vigorously.

People’s Court of Nanjing City—In July 2002, we were sued in the People’s Court of Nanjing City, China by an individual and a private Chinese company. The complaint alleged that two of our personal storage rigid disc drive products infringe Chinese patent which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint claims immaterial monetary damages and attorney fees, and requests injunctive relief and a recall of the products from the Chinese market. Based upon a preliminary analysis of the patent and the products, we do not believe we infringe. Moreover, the accused products are scheduled for end of life in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products.

Read-Rite Corporation—In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six-month period ended December 27, 2002, we granted options to purchase 3,970,420 common shares under our 2001 share option plan, at an exercise price of $10.00 per share and 200,000 options at an exercise price of $14.00 per share, of which no shares have been exercised. The issuance of these unregistered securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act of 1933 as transactions pursuant to compensation benefit plans and contracts relating to compensation. There were no sales of unregistered securities during the three-month period ended March 28, 2003.

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

2.2

Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3

Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisitions Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4

Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5

Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6

Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7

Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8

Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings. Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9

Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings. Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1

Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2003)

3.2

Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2003)

4.1		Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2

Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3

Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.5

Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2003)

10.1

Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

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

Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9

Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10

Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11

Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12

Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13

World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14

Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15

Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16

Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17

Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18

Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19

Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20

Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21

Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

99.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three-month period ended March 28, 2003. The following report on Form 8-K was filed with the Securities and Exchange Commission in the month of April 2003:

A Form 8-K dated April 16, 2003 in accordance with the interim guidance set forth in Release Nos. 33-8216 and 34-47583 issued by the Securities and Exchange Commission on March 27, 2003. The Company provided exhibits consisting of its earnings release, dated April 15, 2003, and the script of its earnings call, held on April 15, 2003, in accordance with Regulation FD Disclosure requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2003	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo Chief Executive Officer (Principal Executive Officer and Director)

DATE: May 8, 2003	BY:	/s/ CHARLES C. POPE
Charles C. Pope Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Stephen J. Luczo, Chief Executive Officer of Seagate Technology, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Seagate Technology;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ STEPHEN J. LUCZO
Name: Stephen J. Luczo Title: Chief Executive Officer

CERTIFICATION

I, Charles C. Pope, Chief Financial Officer of Seagate Technology, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Seagate Technology;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ CHARLES C. POPE
Name: Charles C. Pope Title: Chief Financial Officer