Form 10-Q/A
period 2002-12-27
SEAGATE TECHNOLOGY
filed 2003-07-08
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                          to

Commission File Number 001-31560

SEAGATE TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 20, 2003, 437,970,103 shares of the registrant’s common shares, $0.00001 par value per share, were issued and outstanding.

EXPLANATORY NOTE

As a result of a collation error with the registrant’s quarterly report on Form 10-Q for the quarter ended December 27, 2002 (file no. 001-31560) filed with the Securities and Exchange Commission on February 10, 2003 (the “Quarterly Report”), the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) were inadvertently filed as certifications required by Section 906 of the Sarbanes-Oxley Act (the “906 Certifications”) as Exhibits 99.1 and 99.2 to the Quarterly Report, and the 906 Certifications were inadvertently omitted. To rectify this error, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report by:

•	redesignating Exhibit 99.1 to the Quarterly Report as “Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002”;

•	redesignating Exhibit 99.2 to the Quarterly Report as “Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002”;

•	furnishing herewith, as Exhibit 99.3, the 906 Certification for the registrant’s chief executive officer that was inadvertently omitted from the Quarterly Report; and

•	furnishing herewith, as Exhibit 99.4, the 906 Certification for the registrant’s chief financial officer that was inadvertently omitted from the Quarterly Report.

This Amendment No. 1 on Form 10-Q/A amends only the items of the Quarterly Report as specified above and amends those items solely to reflect the changes described above. Except for the number of common shares outstanding set forth on the cover page, this Amendment No. 1 on Form 10-Q/A does not update the disclosures presented in the Quarterly Report as originally filed on February 10, 2003 and does not reflect events occurring after such date.

ITEM 6.    EXHIBITS

Exhibit Index

99.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

99.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

99.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 8, 2003	/s/ STEPHEN J. LUCZO
Stephen J. Luczo Chief Executive Officer

Date:	July 8, 2003	/s/ CHARLES C. POPE
Charles C. Pope Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Stephen J. Luczo, chief executive officer of Seagate Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Seagate Technology;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 8, 2003	/s/ STEPHEN J. LUCZO
Stephen J. Luczo Chief Executive Officer

CERTIFICATION

I, Charles C. Pope, chief financial officer of Seagate Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Seagate Technology;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 8, 2003	/s/ CHARLES C. POPE
Charles C. Pope Chief Financial Officer