Form 10-K
period 2003-06-27
SEAGATE TECHNOLOGY
filed 2003-08-21
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-31560

SEAGATE TECHNOLOGY

(Exact name of Registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309GT

Ugland House, South Church Street

George Town, Grand Cayman, Cayman Islands

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (345) 949-8066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.00001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  YES  ☐  NO  ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 27, 2003 as reported by the New York Stock Exchange, was approximately $1.579 billion. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on August 15, 2003 was 447,047,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part II and Part III of this Form 10-K Report.

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements, including, in particular, statements about our plans, strategies and prospects in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. These statements identify prospective information. These forward-looking statements are based on current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ, possibly materially, from those in the forward-looking statements. These risks include, among others, risks related to price and product competition in our industry, customer demand for our products, the development and introduction of new products, the impact of technological advances, risks related to our intellectual property, general market conditions and the factors listed in the “Risk Factors” section of Item 7 of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1. BUSINESS

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop computers and consumer electronics to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in both the enterprise sector of our industry, where our products are primarily used in enterprise servers, mainframes and workstations, and the personal storage sector of our industry, where our products are used in PCs and consumer electronics. We have also recently introduced new products for the mobile sector, where our rigid disc drives are used in notebook computers.

We are committed to a long-term strategic plan developed in 1998 which involves ownership of critical component technologies, a commitment to advanced research and development and a focus on manufacturing and supply chain efficiency and flexibility. This long-term plan involves:

•	increasing our commitment to investment in fundamental research and technological innovation;

•	leveraging our research investment to bring new products to market, such as our notebook rigid disc drives;

•	instituting common technology platforms throughout our product portfolio to allow us to efficiently leverage our component technology advancements across multiple products;

•	streamlining our operations by rationalizing our manufacturing processes to eliminate redundant facilities, focusing on strategic competencies and enhancing our supply chain management;

•	continuing to improve the efficiency of our manufacturing processes through our “Factory of the Future” initiative; and

•	realizing the benefits of our Six Sigma quality management program.

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, with whom we have longstanding relationships. These customers include Dell, EMC, Hewlett-Packard, IBM and Sun Microsystems. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world.

Industry

Demand for Electronic Data Storage

We believe that the amount of data stored and accessed electronically is growing rapidly and that there are a number of key factors driving this demand, including:

•	the continuing expansion of the Internet as a medium for information technology infrastructure related to business management, for broadband communication and for entertainment, particularly music and video;

•	the widespread adoption of enterprise software applications, such as supply chain management, customer relationship management, enterprise resource management and data warehousing;

•	a broader deployment of information storage systems that allow rapid recovery of data following a disaster and that increase data availability to end users by creating multiple distributed copies; and

•	the continuing growth in software applications, such as databases and computer aided design programs, used by individuals and small groups that are delivered over a network from shared data servers.

Rigid disc drives are the primary devices used for storing, managing and protecting the electronic data associated with all of these applications.

We are particularly focused on three areas of growing demand for rigid disc drives:

Growth in Rigid Disc Drives for Consumer Electronics. High-performance computing and communications functions and, increasingly, rigid disc drives are being incorporated into consumer electronics such as video game consoles, including Microsoft’s Xbox, digital video recorders and advanced television set-top boxes. In addition, faster connections to the Internet and increased broadband capacity have encouraged consumers to download greater amounts of text, video and audio data, expanding the market for rigid disc drives for use in new consumer and entertainment appliances. The adoption and rapid growth of the use of rigid disc drives in these applications will be facilitated by the development of low-cost rigid disc drives that meet the pricing requirements of the consumer electronics market.

Growth in Rigid Disc Drives for Notebook Computers. The notebook computer market is expected to grow faster than any other PC segment as performance and price continue to improve, placing notebooks in an attractive position relative to desktop computers. Notebook systems are increasingly becoming replacement systems to desktop PCs and progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. In addition, the industry continually progresses towards smaller systems and devices.

Growth of Storage Area Networks and Network Attached Storage. The need to address the dramatic expansion in data storage management requirements has spurred the evolution of new storage and data management technologies. Enterprises are increasingly offloading network traffic to dedicated storage area networks, or SANs. In addition, many enterprises are moving away from the use of server-attached storage to network-attached storage, or NAS. These solutions combine high-performance storage products that are comprised principally of rigid disc drives with sophisticated software and communications technologies. We expect that the market for these solutions will grow rapidly and will result in greater opportunities for the sale of high-performance, high-capacity rigid disc drives.

Success in Our Industry Depends on Technology and Manufacturing Leadership

The design and manufacturing of rigid disc drives depends on highly advanced technology and manufacturing techniques, especially in the areas of read/write heads and recording media. Rigid disc drive manufacturers are distinguished by their level of integration, which is the degree to which they control the technology used in their products, and by whether they are captive, producing rigid disc drives for their own computer systems, or independent. Integrated manufacturers are companies that design and produce the critical technologies, including read/write heads and recording media, used in their rigid disc drives. An integrated approach enables them to lower manufacturing costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with original equipment manufacturers, or OEMs, because they do not compete with OEMs for computer system sales.

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency, the rigid disc drive industry continues to undergo significant consolidation as manufacturers and merchant component suppliers merge with other companies or exit the industry. For instance, IBM recently combined its rigid disc drive business with that of Hitachi. Consolidation is likely to continue in our industry as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of large-scale operations. We believe the competitive dynamics of the rigid disc drive industry favor integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

Overview of Rigid Disc Drive Technology

All rigid disc drives incorporate the same basic technology although individual products vary. One or more rigid discs are attached to a spindle assembly powered by a spindle motor that rotates the discs at a high constant speed around a hub. The discs, or recording media, are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a layer of a thin-film magnetic material. Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs. The read/write heads are mounted vertically on an e-shaped assembly. The e-block and the recording media are mounted inside a metal casing, called the base casting.

Upon instructions from the drive’s electronic circuitry, a head positioning mechanism, or actuator, guides the heads to the selected track of a disc where the data is recorded or retrieved. Application specific integrated circuits, or ASICs, and ancillary electronic control chips are collectively mounted on printed circuit boards. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. Rigid disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture, or ATA, small computer system interface, or SCSI, and Fibre Channel. Recently a new standard, Serial ATA, has been introduced. Serial ATA provides higher data transfer rates than the previous ATA standard.

Rigid disc drive performance is commonly assessed by five key characteristics:

•	storage capacity, commonly expressed in megabytes, gigabytes or terabytes, which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute, which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the rigid disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface; and

•	media data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc.

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. We expect, however, the long-term demand for increased drive capacities to continue to grow as audio and visual data require many multiples of the storage capacity of simple text. We have pursued, and expect to continue to pursue, a range of technologies to increase areal densities across the entire range of our products to increase drive capacities and to allow the elimination of components at a stated capacity as areal density increases, thus reducing costs.

Manufacturing

We pursue an integrated business strategy based on the ownership of critical component technologies. This strategy allows us to maintain control over our product roadmap and component cost, quality and availability. Our manufacturing efficiency and flexibility is a critical element of our integrated business strategy. During the past several years we have made significant improvements in our manufacturing efficiency by:

•	consolidating the number of facilities we operate and reducing the number of personnel we employ;

•	expanding manufacturing automation to enhance our efficiency and flexibility through our Factory of the Future initiative;

•	applying Six Sigma to improve product quality and reliability and reduce costs;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements; and

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing and enhance our product quality and reliability.

Manufacturing our rigid disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, assemble and/or manufacture a number of the most important components found in our rigid disc drives, including read/write heads, recording media, printed circuit boards, spindle motors and ASICs.

Read/Write Heads. The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits. Beginning with six inch round ceramic wafers, we process more than 25,000 head elements at one time. Each of these head elements goes through more than 300 steps, all in clean room environments. Our read/write heads require highly advanced processes with tolerances approaching the thickness of a single atom. We perform all primary stages of design and manufacture of read/write heads at our facilities. Although the percentage of our requirements for read/write heads that we produce internally varies from quarter to quarter, we currently manufacture almost all of our read/write heads.

Recording Media. The function of the recording media is to magnetically store information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. As a result, the manufacturing of recording media requires sophisticated thin-film processes. Each disc is a sequentially processed set of layers that consist of structural, magnetic, protective and lubricating materials. Once complete, the disc must have a high degree of physical uniformity to assure reliable and error-free storage. We purchase aluminum substrate blanks for recording media production from third parties, mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at our plant in Northern Ireland. Although the percentage of our requirements for recording media that we produce internally varies from quarter to quarter, we currently manufacture almost all of our recording media requirements. We plan to expand our media production facility in Singapore during fiscal year 2004 to further increase our production capacity. Our strategy is to purchase no more than 20% of our recording media requirements from third-party suppliers in any given quarter.

Printed Circuit Boards. We assemble and test a significant portion of the printed circuit boards used in our rigid disc drives. Printed circuit boards are the boards that contain the electronic circuitry and ASICs that provide the electronic controls of the rigid disc drive and on which the head-disc assembly is mounted. We assemble printed circuit boards at our facilities in Malaysia and Singapore.

Spindle Motors. We design most of our spindle motors and purchase them principally from outside vendors in Asia, whom we have licensed to use our intellectual property and technology.

ASICs. We participate in the design of many of the ASICs used in our rigid disc drives for motor and actuator control, such as interface controllers, read/write channels and pre-amplifiers. We do not manufacture any ASICs but, rather, buy them from third-party suppliers.

Following the production of the individual components of the rigid disc drive, the first step in the manufacture of a rigid disc drive itself is the assembly of the actuator arm, read/write heads, discs and spindle motor in a housing to form the head-disc assembly. The production of the head-disc assembly involves largely automated processes. Printed circuit boards are then mated to the head-disc assembly and the completed unit is tested prior to packaging and shipment. Final assembly and test operations of our rigid disc drives occur primarily at facilities located in China and Singapore. We perform subassembly and component manufacturing operations at our facilities in Malaysia, Northern Ireland, Singapore, Thailand and, in the United States, in California and Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand, and in Europe and the United States.

Products

We offer a broad range of 3.5-inch form factor rigid disc drive products for both the enterprise and desktop sectors of the rigid disc drive industry. We also recently introduced the Momentus family of 2.5-inch rigid disc drives for notebooks. We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, or the dimensions of the rigid disc drive. Because of rapid advancements in rigid disc drive technology, product life cycles have been as short as six months. To address this issue, we introduce new products and enhancements to our product families as we develop new technology. We list in the table below our main rigid disc drive products.

Enterprise Storage Rigid Disc Drive Products

Product Name	Fiscal Quarter Introduced	Storage Capacity (gigabytes)	Rotation Speed (RPM)	Interface
Barracuda 180	2nd Qtr 2001	180	7,200	SCSI/Fibre Channel
Cheetah 73LP	3rd Qtr 2001	73	10,000	SCSI/Fibre Channel
Cheetah 36ES	1st Qtr 2002	18 and 36	10,000	SCSI/Fibre Channel
Cheetah 10K.6	4th Qtr 2002	36, 73 and 146	10,000	SCSI/Fibre Channel
Cheetah X15 36LP	2nd Qtr 2002	18 and 36	15,000	SCSI/Fibre Channel
Cheetah 15K.3	1st Qtr 2003	18, 36 and 73	15,000	SCSI/Fibre Channel

Personal Storage Rigid Disc Drive Products

Product Name	Fiscal Quarter Introduced	Storage Capacity (gigabytes)	Rotation Speed (RPM)	Interface
U-6 Series	4th Qtr 2001	20, 30, 40, 60 and 80	5,400	ATA
U Series X20	1st Qtr 2003	10 and 20	5,400	ATA
U-7 Series	2nd Qtr 2003	40, 60, 80 and 120	5,400	ATA
U-9 Series	3rd Qtr 2003	40, 80, 120 and 160	5,400	ATA
Barracuda ATA IV	4th Qtr 2001	20, 40, 60 and 80	7,200	ATA
Barracuda ATA V	1st Qtr 2003	40, 60, 80 and 120	7,200	ATA
Barracuda 7200.7	2nd Qtr 2003	40, 60, 80, 120 and 160	7,200	ATA/SATA

Notebook Storage Rigid Disc Drive Products

Product Name	Fiscal Quarter Introduced	Storage Capacity (gigabytes)	Rotation Speed (RPM)	Interface
Momentus	4th Qtr 2003	20 and 40	5,400	ATA

Barracuda Family. Commercial uses for Barracuda rigid disc drives include workstations, mainframes and supercomputers, network file servers, digital audio and video image processing and high-performance desktop PCs.

Cheetah Family. Commercial uses for Cheetah rigid disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

        U-Series Family. Commercial uses for the U-Series rigid disc drives include entry-level desktop PCs running popular office applications, entry-level PCs for government and education environments and desktop PCs connected to a mainframe server. Consumer uses for the U-Series family include entry-level PCs, home PCs purchased as second or third systems and discounted PCs sold in conjunction with an Internet service provider or other service provider. The U-Series family of rigid disc drives are also used in new markets, including television set-top boxes, printers, copiers and arcade and other dedicated gaming uses. Recently, we introduced our U Series X rigid disc drives for consumer electronics applications utilizing a single read/write head and a thinner profile in order to lower cost, improve performance and increase durability.

Barracuda ATA Family. Commercial and consumer uses for the Barracuda ATA family include desktop PCs used in businesses and consumer PCs used for gaming, other entertainment applications, digital photo and video editing, viewing and capturing television images and advanced spreadsheet modeling and graphics.

Momentus Family. Momentus is our introductory notebook rigid disc drive product. With its 5400 RPM rotation speed, the Momentus rigid disc drives target only a portion of the notebook segment. Commercial uses for Momentus rigid disc drives include notebook PCs running popular office applications and laptops for business, government and education environments. Consumer uses for Momentus rigid disc drives include home notebook PCs, tablet PCs and digital audio applications.

Customers

We sell our rigid disc drive products primarily to major OEMs and distributors. OEM customers incorporate our rigid disc drives into computer systems and storage systems for resale. Distributors typically sell our rigid disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 61% and 66% of our revenue in fiscal years 2003 and 2002, respectively. Shipments to distributors were approximately 39% and 34% of our revenue in fiscal years 2003 and 2002, respectively. In May 2002, Hewlett-Packard completed its acquisition of Compaq. Sales to Hewlett-Packard accounted for approximately 18% of our rigid disc drive revenue in fiscal year 2003. Sales to Hewlett-Packard and Compaq together accounted for approximately 20% of our rigid disc drive revenue in fiscal year 2002. No other customer accounted for 10% or more of our rigid disc drive revenue in fiscal years 2003 and 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—Dependence on Key Customers.”

OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 12 to 36 months, although our product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products, or create exclusive relationships. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

Our distributors generally enter into non-exclusive agreements for the redistribution of our products. They typically furnish us with a non-binding indication of their near-term requirements and product deliveries are generally scheduled based on a weekly confirmation by the distributor of its requirements for that week. The agreements typically provide the distributors with price protection with respect to their inventory of our rigid disc drives at the time of a reduction by us in our selling price for the rigid disc drives and also provide limited rights to return the product.

We also regularly enter into agreements with our customers which obligate us to provide a limited indemnity against losses resulting from intellectual property claims. These agreements are customary in our industry and typically require us to indemnify our customer against certain damages and costs incurred as a result of third party intellectual property claims arising as a result of their use of our products.

Sales and Marketing

Our sales organization focuses on deepening our relationship with our customers. As of June 27, 2003, our sales organization included approximately 391 employees, who are divided into two groups. The global OEM sales group focuses on our key worldwide OEM customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized regionally among the United States, Japan, Asia-Pacific (excluding Japan) and Europe, Africa and the Middle East. In addition, we have a sales operations group which focuses on aligning our production levels with customers’ product requirements. Our sales force works directly with our marketing organization to coordinate our OEM and distribution channel relationships. We maintain sales offices throughout the United States and in Australia, China, England, France, Germany, India, Ireland, Japan, Singapore and Taiwan.

Our marketing organization works to increase demand for our rigid disc drive products through strategic collaboration with key OEM customers to align our respective product roadmaps and to build our brand and end-customer relationships. As of June 27, 2003, our marketing organization had approximately 252 employees. This organization is comprised of our strategic marketing, business development and marketing communications groups. Our strategic marketing group coordinates with our research and development group to align our product development roadmap to meet key OEM customers’ technology requirements over the long term. Our business development group coordinates the qualification of new products with OEMs, determines product pricing and provides product service and support. Our marketing communications group focuses on building the Seagate brand name among our OEM and distribution channel customers.

Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

The rigid disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. A significant portion of our recent success is a result of our increasing our market share at the expense of our competitors. Our current market share may be negatively affected by our customers’ preference to diversify their sources of supply or if they decide to meet their requirements by manufacturing rigid disc drives themselves, particularly in the enterprise sector. Maintaining or improving market share is fundamental to succeeding in our industry, and any significant increase in market share by one of our competitors would likely result in a decline in our market share. Some of the principal factors used by customers to differentiate among rigid disc drive manufacturers are:

•	storage capacity;

•	price per unit and price per megabyte;

•	storage/retrieval access times;

•	data transfer rates;

•	product quality and reliability;

•	production volume capability;

•	form factor; and

•	responsiveness to customer preferences and demands.

We believe that our products are generally competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Competitors. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include other independent rigid disc drive manufacturers such as Maxtor and Western Digital, as well as large captive manufacturers such as Fujitsu, Hitachi Global Storage Technologies, Samsung and Toshiba. Because they produce complete computer systems, captive manufacturers can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the rigid disc drives included in their computer systems and allows them to sell rigid disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. We also face indirect competition from present and potential customers, who evaluate from time to time whether to manufacture their own rigid disc drives and other information storage products or purchase them from outside sources other than us. These manufacturers also sell rigid disc drives to third parties, which results in direct competition with us. We expect that continued consolidation both among independent manufacturers and among captive manufacturers will increase the threat posed to our business by these competitors.

Price Erosion. Our competitors have historically offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. Even during periods when demand for rigid disc drives is stable, our industry is price competitive and vendors experience price erosion over the life of a product, and such price erosion can be expected to increase to the extent product life cycles lengthen. Based on our recent experience in the industry with new product introductions, we believe that the rate of increase in areal density is slowing from its previous levels. This trend may contribute to increases in average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened and we are unable to offset this with new products at higher average prices. We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices. We established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Product Life Cycles and Changing Technology. Historically, competition and changing customer preference and demand in the rigid disc drive industry have shortened product life cycles and caused an acceleration in the development and introduction of new technology. Based on the recent pace of new product introductions, however, we believe that the rate of increase in areal density has slowed, and the resulting variability in product life cycles may make planning for product transitions more difficult, particularly in the personal storage sector of our industry. We believe that our future success will depend upon our ability to develop, manufacture and market products of high quality and reliability which meet changing user needs and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis.

Research and Development

We believe that our success depends on our ability to develop products that meet changing user needs and to anticipate and respond to changes in technology on a cost-effective and timely basis. Accordingly, we are committed to developing new component technologies and products and to continually evaluating alternative technologies. During fiscal years 2002 and 2003, we had product development expenses of $698 million and $670 million, respectively.

We have increased our focus on research and development and realigned our rigid disc drive development process. This structured product process is designed to bring new products to market through predictable and repeatable methodologies. In 1998, we established Seagate Research based in Pittsburgh, Pennsylvania, which is dedicated to extending the capacity of magnetic and optical recording and exploring alternative data storage technologies, including perpendicular recording technology and heat assisted magnetic recording technology. Perpendicular recording technology involves a different orientation for the magnetic field than is currently used in rigid disc drives, and heat assisted magnetic recording technology uses heat generated by a laser to improve storage capacity. In fiscal year 1998, we established our Advanced Concepts Laboratory, which focuses rigid disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our Advanced Concepts Laboratory is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies across our products.

Patents and Licenses

As of June 27, 2003, we had approximately 2,087 U.S. patents and 723 patents issued in various foreign jurisdictions as well as approximately 1,383 U.S. and 1,561 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the information storage industry, we believe that the improvement of existing products, reliance upon trade secret law, the protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to obtain patents, where available, in connection with our research and development program.

The information storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the information storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 3. Legal Proceedings.” The costs of engaging in intellectual property litigation may be substantial regardless of the merit of the claim or the outcome. We have patent cross-licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we are engaged in negotiations with other major rigid disc drive companies and component manufacturers with respect to ongoing patent cross-licenses. For a discussion of the related risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—Potential Loss of Licensed Technology.”

Backlog

In view of customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the rigid disc drive industry may be of limited indicative value in estimating future performance and results. Our backlog includes only those orders for which the customer has specified a delivery schedule. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, our backlog as of any particular date is not indicative of our potential sales for any succeeding fiscal period. Our order backlog at June 27, 2003 was approximately $1.176 billion.

Employees

At June 27, 2003, we employed approximately 43,000 persons worldwide, of which approximately 33,000 employees were located in our Asian operations. In addition, we make use of temporary employees, principally in manufacturing, who are hired on an as-needed basis. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels, and even then we cannot assure you of any such success. We believe that our employee relations are good.

Environmental Matters

Our operations are subject to comprehensive U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

We believe that our operations are currently in substantial compliance with all environmental laws, regulations and permits. We incur operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures.

Some environmental laws, such as the U.S. federal superfund law and similar state statutes, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a potentially responsible party at several superfund sites. At each of these sites, the government has assigned to us a portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties.

Some of our current and former sites have a history of commercial and industrial operations, including the use of hazardous substances. Groundwater and soil contamination resulting from historical operations has been identified at several of our current and former facilities and we are addressing the cleanup of these sites in cooperation with the relevant government agencies.

While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these superfund sites and contaminated sites to be material.

Executive Officers and Directors

We list below our executive officers and members of our board of directors and their ages and positions.

With the exception of Mr. Dexheimer, Mr. Porter, Mr. Wickersham, Mr. Chirico, Mr. Glembocki, Senator Bradley, Mr. Kiernan, Mr. Thompson and Mr. Zander, each individual named below holds the same position at New SAC and Seagate Software (Cayman) Holdings Corporation (the parent company of Crystal Decisions, which operates the former software business of Seagate Delaware). Mr. Thompson holds the same position at Seagate Software (Cayman) Holdings Corporation. Mr. Waite serves as the Chairman of the Board of Directors of Certance Holdings (formerly Seagate Removable Storage Solutions Holdings). Mr. Pope serves as the Chief Financial Officer and Treasurer of Certance Holdings. Mr. Hudson serves as General Counsel and Corporate Secretary of Certance Holdings. We expect that our directors and those of our officers who also serve as officers of our affiliates will continue to devote a portion of their time and energy to the affairs of those companies.

Name	Age	Position
Stephen J. Luczo	46	Chief Executive Officer and Chairman of the Board of Directors
William D. Watkins	50	President, Chief Operating Officer and Director
Charles C. Pope	48	Executive Vice President, Finance and Chief Financial Officer
Brian S. Dexheimer	40	Executive Vice President, Worldwide Sales, Marketing and Customer Service
William L. Hudson	51	Executive Vice President, General Counsel and Corporate Secretary
Townsend H. Porter, Jr.	57	Executive Vice President
Jeremy Tennenbaum	49	Executive Vice President, Business Development and Strategic Planning
Donald L. Waite	70	Executive Vice President and Chief Administrative Officer
David A. Wickersham	47	Executive Vice President, Global Disc Storage Operations
John P. Weyandt	56	Executive Vice President, Product and Process Development
James M. Chirico, Jr.	45	Senior Vice President and General Manager, Asia Operations
Jaroslaw S. Glembocki	47	Senior Vice President, Heads and Media
Mark H. Kryder	59	Senior Vice President, Research and Technology and Chief Technical Officer
David Bonderman	60	Director
William W. Bradley	60	Director
James G. Coulter	43	Director
James A. Davidson	44	Director
Glenn H. Hutchins	47	Director
Donald E. Kiernan	62	Director
David F. Marquardt	54	Director
John W. Thompson	54	Director
Edward J. Zander	56	Director

Mr. Luczo became a member of our board of directors on the closing of the November 2000 transactions and was elected Chairman of Seagate Technology on June 19, 2002. Mr. Luczo joined us in October 1993 as Senior Vice President of Corporate Development. In March 1995, he was appointed Executive Vice President of Corporate Development and Chief Operating Officer of Seagate Software Holdings. In July 1997, he was appointed Chairman of the Board of Directors of Seagate Software Holdings. In September 1997, Mr. Luczo was promoted to President and Chief Operating Officer of Seagate Delaware and, in July 1998, he was promoted to Chief Executive Officer. Mr. Luczo resigned from the office of President of Seagate Delaware, and Mr. Watkins was elected to that office in May 2000. Prior to joining us, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo serves as a member of the boards of directors of Crystal Decisions, Inc., e2open and another private company.

Mr. Watkins became a member of our board of directors on the closing of the November 2000 transactions. Mr. Watkins, our President, Chief Operating Officer and Director, joined us as Executive Vice President of our Recording Media Group in February 1996 with our merger with Conner Peripherals, Inc. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations and, in August 1998, he was appointed to the position of Chief Operating Officer, with responsibility for our disc drive manufacturing, recording media and recording head operations and product development. Prior to joining us, he was President and General Manager of the Disc Division at Conner Peripherals, Inc., an information storage solutions company, from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice President of Heads & Media Manufacturing Operations at Conner Peripherals, Inc. Mr. Watkins is a member of the boards of directors of Iolon, Inc. and MEMC Electronic Materials, Inc. He also serves on the Executive Advisory Council for IDEMA (International Disc Drives and Equipment Manufacturer Association) and the Executive Advisory Board of Juran Center for Leadership in Quality.

Mr. Pope, our Executive Vice President of Finance since April 1999 and our Chief Financial Officer since February 1998, joined us as Director of Budgets and Analysis in 1985 with our acquisition of Grenex, Inc. From January 1997 to April 1999, Mr. Pope was our Senior Vice President of Finance. He has held a variety of positions in his 18-year executive experience with us, including as Director of Finance of the Thailand operations, Vice President of Finance of the Asia Pacific operations, Vice President of Finance and Treasurer of Seagate Delaware, Vice President and General Manager of Seagate Magnetics and, most recently, Senior Vice President of Finance of the Storage Products Group.

Mr. Dexheimer joined us as a result of our acquisition of Imprimis in 1989. His career includes more than 18 years of experience in data storage, holding various sales, sales management and marketing positions with us. Mr. Dexheimer held the position of Vice President, Marketing and Product Line Management in the Removable Storage Solutions group from 1996 to July 1997. In July 1997, he was promoted to Vice President and General Manager of Removable Storage Solutions until August 1998 when he was promoted to Senior Vice President, Product Marketing and Product Line Management for Desktop disc drives. In August 1999, he was promoted to Senior Vice President, Worldwide Sales and Marketing. He was promoted to Executive Vice President Worldwide Sales, Marketing and Customer Service in August 2000.

Mr. Hudson, our Executive Vice President, General Counsel and Corporate Secretary, joined us in January 2000. Prior to joining us, Mr. Hudson was a partner of the law firm Gibson Dunn & Crutcher, LLP from August 1997 to December 1999 and, from October 1984 to July 1997, he was a partner of the law firm Brobeck, Phleger & Harrison, LLP.

Mr. Porter, our Executive Vice President, joined us on June 2, 1997 as Chief Technology Officer, Storage Products Group. In September 1997 he was promoted to Executive Vice President and he served as our Chief Technical Officer through June 27, 2003. Mr. Porter was Vice President of Research and Development, Enterprise Storage Group at Western Digital from November 1994 to May 1997. From 1968 to 1994, Mr. Porter held engineering, program management and executive positions at IBM.

Mr. Tennenbaum, our Executive Vice President of Business Development and Strategic Planning, joined us in January 2001. Prior to joining us, Mr. Tennenbaum worked as Vice President of Wellington Management Company, an investment management company, for nine years. Prior to Wellington, Mr. Tennenbaum worked as a new business specialist in corporate finance at Salomon Brothers, an investment banking firm.

Mr. Waite, our Executive Vice President and Chief Administrative Officer since 1998, joined us as our Vice President and Chief Financial Officer in 1983. He was promoted to Senior Vice President in 1984. Mr. Waite is a member of the boards of directors of Seagate Technology HDD Holdings, XIOtech Corporation, Certance Holdings and Crystal Decisions, Inc.

Mr. Wickersham joined us on May 18, 1998 as Senior Vice President, Worldwide Materials. He assumed responsibilities for Worldwide Product Line Management in August 1999. In May 2000, he was promoted to Executive Vice President. Mr. Wickersham was Vice President, Worldwide Materials at Maxtor Corporation from 1996 to May 1998. From 1993 to 1996, Mr. Wickersham was Director of Corporate Materials at Exabyte Corporation. From 1978 to 1993, he held various management positions at IBM. Mr. Wickersham serves on the Board of IDEMA (International Disc Drives and Equipment Manufacturer Association).

Mr. Weyandt joined us in 1989 with our acquisition of Imprimis Technology. Mr. Weyandt serves as Seagate Technology’s Executive Vice President of Product and Process Development for enterprise, personal and notebook storage. Mr. Weyandt is also responsible for our Motors, Advance Technology Integration and Factory of the Future groups. Mr. Weyandt has spent over 30 years in the disc drive industry commencing with Control Data in 1969. His background includes assignments in manufacturing engineering, product quality, supplier quality, design engineering and process development.

Mr. Chirico, our Senior Vice President and General Manager of Asia Operations, joined us in 1998 as Senior Vice President of Worldwide Manufacturing Quality based in Singapore. In April 1999, he was appointed Senior Vice President and General Manager of Recording Head Operations based in Minnesota. In September 2000, he was appointed to his current position of Senior Vice President and General Manager of Asia Operations. Mr. Chirico is presently based in Singapore. Prior to joining us, Mr. Chirico spent 17 years with IBM where he held a number of management positions within manufacturing operations. Mr. Chirico is currently chairman of IDEMA (International Disc Drives and Equipment Manufacturer Association) Asia Pacific Management Committee.

Mr. Glembocki was promoted to Senior Vice President of our Recording Heads and Recording Media Operations in October 2000. In this position, Mr. Glembocki is responsible for overseeing all component research, product development, disc drive integration, production launch, materials and volume production activities for the worldwide operations relating to heads and media, which are located in the United States, Asia and Europe. Mr. Glembocki joined us in the February 1996 merger with Conner Peripherals. As Vice President of Engineering for our Recording Media Group, Mr. Glembocki was responsible for our media research, product development, drive integration and production launch. A key member of the team that founded the Conner Disk Division, Mr. Glembocki managed all of the engineering research and development activities. During 1994 and 1995, Mr. Glembocki held the position of General Manager of the Conner Disk Division. Prior to joining us, Mr. Glembocki held positions at Domain Technology and IBM.

Dr. Kryder, our Chief Technical Officer as of June 27, 2003, joined us in 1998 as Senior Vice President, Research, and built Seagate Research into the leading industrial research laboratory in the field of data storage technology. Prior to coming to Seagate, he was the Stephen J. Jatras university professor of Electrical and Computer Engineering and founding director of the Data Storage Systems Center at Carnegie Mellon University, which he joined in 1978. From 1973 to 1978 he was a member of the research staff and manager of Exploratory Bubble Devices at the IBM T.J. Watson Research Center in Yorktown Heights, New York. Before that, Dr. Kryder was a visiting scientist at the University of Regensburg in West Germany and a research fellow at the California Institute of Technology. Dr. Kryder holds a Bachelor of Science degree in Electrical Engineering from Stanford University and a Ph.D. in Electrical Engineering and Physics from the California Institute of Technology. He has authored over 300 publications and holds 21 patents. He is a member of the National Academy of Engineering, a Fellow of the American Physical Society and a Fellow of the Institute of Electrical and Electronic Engineers (IEEE). He has twice been selected as Distinguished Lecturer for the IEEE Magnetics Society and has been awarded the IEEE Magnetics Society Achievement Award, the IEEE Reynold B. Johnson Information Storage Award and the IEEE Millennium Medal.

Mr. Bonderman became a member of our board of directors on the closing of the November 2000 transactions. Mr. Bonderman is a principal of Texas Pacific Group, a private investment firm he co-founded in 1993. Prior to forming Texas Pacific Group, Mr. Bonderman was Chief Operating Officer and Chief Investment Officer of Robert M. Bass Group, now doing business as Keystone Inc., a private investment firm, from 1983 to August 1992. Mr. Bonderman is a member of the boards of directors of Continental Airlines, Inc., CoStar Group, Inc., Denbury Resources Inc., Ducati Motor Holdings S.p.A., Gemplus International S.A., ProQuest Company, Ryanair Holdings plc and a number of private companies.

Senator Bradley became a member of our board of directors in July 2003. Senator Bradley is a Managing Director of Allen & Company LLC. Additionally, he is chief outside advisor to McKinsey & Company’s non-profit practice. From 1997 to 1999, he was a Senior Advisor and Vice Chairman to the International Council of J.P. Morgan & Co., Inc. During that time, he also served as an essayist for CBS evening news and a visiting professor at Stanford University, Notre Dame University and the University of Maryland. Senator Bradley served in the U.S. Senate from 1979 to 1997, representing the State of New Jersey. In 2000, he was a candidate for the Democratic nomination for President of the United States. He is also a member of the boards of directors of Eastman Kodak Company, Starbucks Corporation and Willis Group Holdings, Limited.

Mr. Coulter became a member of our board of directors on the closing of the November 2000 transactions. Mr. Coulter is a principal of the Texas Pacific Group, a private investment firm he co-founded in 1993. From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc. From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments. Mr. Coulter is a member of the boards of directors of GlobespanVirata, Inc., MEMC Electronic Materials, Inc. and a number of private companies.

Mr. Davidson became a member of our board of directors on the closing of the November 2000 transactions. Mr. Davidson is a founder and principal of Silver Lake Partners, a private equity firm. From June 1990 to November 1998, Mr. Davidson was an investment banker with Hambrecht & Quist LLC, most recently serving as a Managing Director and Head of Technology Investment Banking. He is also a member of the board of directors of Enterasys Networks, Inc. and Flextronics International Ltd.

Mr. Hutchins became a member of our board of directors on the closing of the November 2000 transactions. Mr. Hutchins is a founder and principal of Silver Lake Partners, a private equity firm. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group L.P., where he focused on its private equity investing. Mr. Hutchins is a member of the boards of directors of Gartner, Inc., Ameritrade Holding Corp. and Instinet Group Inc.

Mr. Kiernan became a member of our board of directors in April 2003. Mr. Kiernan is the retired senior executive vice president and chief financial officer of SBC Communications, where he served for 11 years and was responsible for all financial affairs. Prior to joining SBC, Mr. Kiernan was a partner with Ernst & Young LLP, where he held several positions over his 20-year tenure, including head of the firm’s management consulting practice in Florida and both audit-coordinating partner and managing partner of the firm’s St. Louis office. Mr. Kiernan is also a member of the boards of directors of LaBranche and Company, Inc., Health Management Associates, Inc., Horace Mann Educators Corporation and Viad Corporation.

Mr. Marquardt became a member of our board of directors on the closing of the November 2000 transactions. Mr. Marquardt was a co-founder of August Capital, a California based venture capital firm, in 1995. Prior to August Capital, Mr. Marquardt was a partner of Technology Venture Investors, a venture capital firm which he co-founded in 1980. Mr. Marquardt is a member of the boards of directors of Microsoft Corporation, Netopia, Inc., Tumbleweed Communications Corp. and a number of private companies.

Mr. Thompson became a member of our board of directors on the closing of the November 2000 transactions. Mr. Thompson is Chairman of the Board of Directors and Chief Executive Officer of Symantec Corporation, an Internet security technology provider. Before joining Symantec in April 1999, Mr. Thompson held various executive and management positions with IBM from 1971. Mr. Thompson is a member of the boards of directors of NiSource, Inc., United Parcel Service, Inc. and Crystal Decisions, Inc.

Mr. Zander became a member of our board of directors in November 2002. Mr. Zander joined Silver Lake Partners as a principal in July 2003. Prior to joining Silver Lake Partners, Mr. Zander served as president and chief operating officer of Sun Microsystems, Inc. from January 1998 through June 2002, during which time he oversaw the company’s day-to-day business operations, including hardware and software design and development, global sales, service and customer advocacy, worldwide manufacturing and purchasing, research and development and worldwide marketing. Before assuming these titles, Mr. Zander served as president and chief operating officer of Sun Microsystems Computer Company, where he managed all aspects of development, manufacturing, sales and marketing. Earlier, he served as president of Sun’s software group, where he initiated the development and marketing of Solaris and led the company’s network management, PC integration and software product suites. Mr. Zander has acquired over 25 years of experience in the computer business serving in senior marketing management positions at Apollo Computer Systems Incorporated and Data General Corporation prior to joining Sun in October 1987. Mr. Zander is a member of the boards of directors of Portal Software, Inc., Multilink Technology Corporation and a number of private companies.

ITEM 2. PROPERTIES

Our headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and R&D facilities are located in Colorado, Minnesota and Singapore. Portions of our facilities are occupied under leases that expire at various times through 2027. The following is a summary of square footage owned or leased by us as of June 27, 2003 for the categories listed in the columns below.

	Administration	Product Development	Manufacturing and Warehouse	Total
North America
California	387,039	201,798	154,636	743,473
Colorado	—	454,940	—	454,940
Minnesota	146,590	414,644	651,668	1,212,902
Oklahoma	59,565	93,364	115,291	268,220
Northeastern states	—	159,831	—	159,831
Southeastern states	6,892	—	—	6,892
Other U.S. states	7,662	—	—	7,662

Total North America	607,748	1,324,577	921,595	2,853,920

Europe
England	7,072	—	—	7,072
Ireland	1,100	—	—	1,100
Northern Ireland	68,200	4,900	494,900	568,000
Netherlands	28,355	—	92,234	120,589
Other European countries	29,444	—	—	29,444

Total Europe	134,171	4,900	587,134	726,205

Asia
China	12,378	—	379,184	391,562
Malaysia	59,625	—	460,629	520,254
Singapore	230,271	36,369	1,031,208	1,297,848
Thailand	62,680	—	409,544	472,224
Other Pacific Rim countries	46,663	—	502,667	549,330

Total Asia	411,617	36,369	2,783,232	3,231,218

Total	1,153,536	1,365,846	4,291,961	6,811,343	(1)

(1)	Includes 6,316,901 square feet owned by us and 2,715,997 square feet leased by us, but excludes 1,512,570 square feet of space that is unoccupied, and 708,985 square feet of space that is subleased.

ITEM 3. LEGAL PROCEEDINGS

The following discussion contains forward-looking statements relating to our legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit, and we intend to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned to this case, has announced his retirement from the federal bench. We have been informed that the case has been assigned to Judge George B. Daniels.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court has set a hearing on the technical advisory report for August 21, 2003. We believe the claims are without merit, and we intend to defend against them vigorously.

Seagate Technology v. Read-Rite Corporation. In order to clarify our rights under a patent cross-license agreement that Seagate Delaware entered into with Read-Rite Corporation as of December 31, 1994, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the original Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “STX” since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal year 2003	High	Low
Quarter ending December 27, 2002 (commencing December 11, 2002)	$11.78	$9.86
Quarter ending March 28, 2003	$12.95	$7.78
Quarter ending June 27, 2003	$18.49	$9.98

The closing price of our common shares as reported by the New York Stock Exchange on August 15, 2003 was $20.70 per share. As of August 15, 2003 there were approximately 1,041 holders of record of our common shares. There were no sales of our equity securities during fiscal year 2003 that were not registered under the Securities Act of 1933.

Dividends

On June 27, 2003, our board of directors amended our quarterly dividend policy and, pursuant to our amended policy, we expect to pay our shareholders a quarterly distribution of up to $0.04 per share ($0.16 annually) so long as the aggregate amount of the distribution does not exceed 50% of our consolidated net income for the quarter in which the distribution is declared, as determined under generally accepted accounting principles in the United States and reflected in our publicly filed financial statements for the quarter.

We are restricted in our ability to pay distributions by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of distributions is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement, at least seven members of our board of directors must approve the payment of distributions in excess of 15% of our net income in the prior fiscal year. In deciding whether or not to declare quarterly distributions, our directors will take into account such factors as general business conditions within the rigid disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, the impact of paying distributions on our credit ratings and such other factors as our board of directors may deem relevant.

On July 14, 2003, our board of directors declared a quarterly distribution of $0.04 per share to be paid on or before August 22, 2003 to our shareholders of record as of August 8, 2003. Since the closing of our initial public offering, we have made distributions, pursuant to our quarterly dividend policy in effect at such time, of $0.03 per share to our shareholders of record as of each of February 14, 2003 and May 9, 2003. These distributions have totaled approximately $26 million in the aggregate.

Since the closing of the November 2000 transactions, we have made additional distributions unrelated to our quarterly dividend policy. These include:

•	distributions of approximately $33 million and $167 million to our shareholders of record as of March 19, 2002 and May 17, 2002, respectively;

•	an in-kind distribution of a $32 million promissory note to our shareholders of record immediately following our sale of our XIOtech subsidiary on November 4, 2002; and

•	a distribution of approximately $262 million to our shareholders of record immediately prior to our initial public offering.

To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits for U.S. federal income tax purposes in any taxable year, the distribution will be treated as a return of capital for U.S. tax purposes, causing a reduction in a shareholder’s adjusted tax basis in the common shares. We did not have current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended June 27, 2003 and, accordingly, distributions paid on our common shares during this period were treated as a return of capital for U.S. federal income tax purposes. There can be no assurances that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we do have current or accumulated earnings and profits for U.S. federal income tax purposes, a distribution on our common shares will not be treated as a return of capital distribution and will be treated as dividend income.

Furthermore, we currently believe that we are a foreign personal holding company for U.S. federal income tax purposes. Under recent U.S. federal income tax legislation, U.S. shareholders who are individuals will not be eligible for reduced rates of taxation applicable to certain dividend income (currently a maximum rate of 15%) on distributions on our common shares if we qualify as a foreign personal holding company in the year in which such distributions were made or in the preceding taxable year.

Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-100513) and relating to the initial public offering of our common shares, was December 10, 2002. A total of 72,500,000 of our common shares were sold. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Weisel Partners LLC.

The offering commenced on December 10, 2002 and has been completed. Of the 72,500,000 common shares registered, 24,000,000 shares were offered and sold by us and 48,500,000 shares were offered and sold by New SAC, our parent company, as selling shareholder. The aggregate offering price was $870,000,000. The underwriting discount was $36,975,000. We incurred approximately $5 million of other expenses in connection with the offerings. The net proceeds to us totaled approximately $275,760,000.

Approximately $147 million of the proceeds were used to make payments to participants in our deferred compensation plan. The remaining proceeds were used for general corporate purposes, including working capital, research and development programs, sales and marketing capabilities, general administrative functions and capital expenditures. In addition, immediately prior to the closing of our initial public offering, we paid a return of capital distribution of approximately $262 million to our then-existing shareholders.

Equity Plan Compensation Information

Information regarding Equity Plan Compensation is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

We list in the table below selected historical consolidated and combined financial information relating to us, and our predecessor for the periods indicated. Through November 22, 2000, the rigid disc drive business that we now operate and XIOtech Corporation (“XIOtech”), the storage area networks business that we operated through November 4, 2002, were the rigid disc drive and storage area networks divisions of Seagate Technology, Inc., a Delaware corporation. Those divisions are our predecessor, and our operations prior to our sale of XIOtech were substantially identical to the operations of our predecessor before the November 2000 transactions.

•	We have derived our historical financial information as of and for the fiscal years ended June 27, 2003 and June 28, 2002 and for the period from November 23, 2000 to June 29, 2001 from our audited consolidated financial statements and related notes included elsewhere in this report.

•	We have derived our historical financial information as of June 29, 2001 from our audited consolidated financial statements and related notes, which are not included in this report.

•	We have derived our predecessor’s historical financial information below for the period from July 1, 2000 through November 22, 2000 from the audited combined financial statements and related notes of our predecessor, which are included elsewhere in this report.

•	We have derived our predecessor’s historical financial information below as of the end of and for the fiscal years ended June 30, 2000 and July 2, 1999 from the audited combined financial statements and related notes of our predecessor, which are not included in this report.

	Seagate Technology			Predecessor
	Fiscal Year Ended		Nov. 23, 2000 to June 29, 2001	July 1, 2000 to Nov. 22, 2000	Fiscal Year Ended
	June 27, 2003	June 28, 2002			June 30, 2000	July 2, 1999
	(in millions, except for per share data)
Revenue	$6,486	$6,087	$3,656	$2,310	$6,073	$6,180
Gross margin	1,727	1,593	732	275	1,251	1,278
Income (loss) from operations	691	374	(74)	(623)	(285)	211
Gain on sale of SanDisk common stock	—	—	—	102	679	—
Gain on exchange of certain investments equity securities	—	—	—	—	199	—
Debt refinancing charges	—	(93)	—	—	—	—
Net income (loss)	641	153	(110)	(412)	366	214
Basic net income per share	1.53	0.38
Diluted net income per share	1.36	0.36
Total assets	3,517	3,095	2,966		5,818	5,122
Accrued deferred compensation	—	147	—		—	—
Total debt	749	751	900		703	704
Shareholders’ / Stockholders’ equity	$1,316	$754	$653		$2,942	$2,362

Number of shares used in per share computations:*
Basic	418	401
Diluted	470	428

Cash distributions declared per share	$0.71	$0.50

*	See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of notes to consolidated and combined financial statements.

Year Ended June 27, 2003

Includes a $10 million write-down in our investment in a private company and a $9 million net restructuring charge.

Year Ended June 28, 2002

Includes a $179 million charge to record $32 million paid to participants in our deferred compensation plan and $147 million to accrue the remaining obligations under the plan, and a $4 million net restructuring charge.

Period Ended June 29, 2001

Includes a $66 million net restructuring charge and a $52 million write-off of in-process research and development incurred in connection with the November 2000 transactions.

Period Ended November 22, 2000

Includes $567 million of non-cash compensation expense related to the November 2000 transactions and losses recognized on investments in Lernout & Hauspie Speech Products N.V. and Gadzoox Networks, Inc., losses on the sale of marketable securities of $138 million, $8 million and $8 million, respectively, partially offset by gains on the sale of Veeco Instruments, Inc. stock of $20 million, and $19 million in restructuring charges.

Year Ended June 30, 2000

Includes a $206 million net restructuring charge, a $105 million write-off of in-process research and development incurred in connection with the acquisition of XIOtech, a $64 million charge related to the settlement of litigation, $43 million of non-cash compensation expense and payroll taxes related to the reorganization of Seagate Software Holdings, Inc., and a $26 million charge related to employee separations.

Year Ended July 2, 1999

Includes a charge of $78 million of cash compensation related to the acquisition of Quinta by our predecessor, and a $59 million restructuring charge.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for the period from July 1, 2000 through November 22, 2000, the period from November 23, 2000 through June 29, 2001, the fiscal year ended June 28, 2002 and the fiscal year ended June 27, 2003 for us and our predecessor. Financial information for the period from July 1, 2000 through November 22, 2000 is the historical financial information of our predecessor, and when combined with the period from November 23, 2000 through June 29, 2001 is considered herein to be pro forma fiscal year 2001. Through November 22, 2000, the rigid disc drive business that we now operate and the storage area networks business that was operated through November 4, 2002 by XIOtech Corporation, our former wholly-owned subsidiary, were the rigid disc drive and storage area networks divisions of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware”. Those divisions are our predecessor, and our operations prior to the sale of XIOtech were substantially identical to the operations of our predecessor before the November 2000 transactions. Although we were incorporated on August 10, 2000, prior to November 23, 2000, our operations were not material. Pro forma financial information related to revenue and cost of revenue for the fiscal year ended June 29, 2001 is based on our historical consolidated financial statements for the period from November 23, 2000 through June 29, 2001 and the historical combined financial statements of our predecessor for the period from July 1, 2000 through November 22, 2000, adjusted to give pro forma effect to the November 2000 transactions and to eliminate the related compensation charges, as if the November 2000 transactions had occurred on July 1, 2000.

You should read this discussion in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data included elsewhere in this Report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives are used as the primary medium for storing electronic information in systems ranging from desktop computers and consumer electronics to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in both the enterprise sector of our industry, where our products are primarily used in enterprise servers, mainframes and workstations, and the personal storage sector of our industry, where our products are used in PCs and consumer electronics. We have also recently introduced new products for the mobile sector, where our rigid disc drives are used in notebook computers.

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For pro forma fiscal year 2001 and fiscal years 2002 and 2003, approximately 70%, 66% and 61%, respectively, of our combined rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, including Compaq, Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For pro forma fiscal year 2001 and fiscal years 2002 and 2003, approximately 40%, 39% and 34%, respectively, of our revenue came from customers located in North America, approximately 34%, 31% and 31%, respectively, came from customers located in Europe and approximately 26%, 30% and 35%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

November 2000 Transactions

Overview

Prior to November 22, 2000, Suez Acquisition Company, the predecessor to New SAC, entered into a stock purchase agreement with Seagate Delaware and Seagate Software Holdings, Inc., a subsidiary of Seagate Delaware. Concurrently, Seagate Delaware and VERITAS Software Corporation entered into an agreement and plan of merger and reorganization. Suez Acquisition Company was an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed solely for the purpose of entering into the stock purchase agreement and undertaking the related acquisitions. As discussed below, Suez Acquisition Company later assigned all of its rights and obligations under the stock purchase agreement to New SAC, an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed for the same purpose.

In connection with the stock purchase agreement, Suez Acquisition Company agreed to purchase for $1.840 billion in cash substantially all of the operating assets of Seagate Delaware and its consolidated subsidiaries, including Seagate Delaware’s disc drive, tape drive, storage area networks and software businesses and operations and selected cash balances, but excluding the approximately 128 million shares of VERITAS common stock held by Seagate Software Holdings, Inc. and Seagate Delaware’s equity investments in Gadzoox Networks, Inc. and Lernout & Hauspie Speech Products N.V., or LHSP. The $1.840 billion included transaction costs of $25 million. In addition, under the stock purchase agreement, Suez Acquisition Company agreed to assume substantially all of the operating liabilities of Seagate Delaware and its consolidated subsidiaries. Suez Acquisition Company also agreed to acquire Seagate Technology Investments Holdings, Inc., or STIH, a former subsidiary of Seagate Delaware, which at the time of the November 2000 transactions held strategic investments in various companies, such as e2open.com and Iolon, Inc. Prior to the closing of the November 2000 transactions, Suez Acquisition Company assigned all its rights and obligations under the stock purchase agreement to New SAC. After the closing of those transactions, New SAC became our direct parent company and the indirect parent company of various other former subsidiaries of Seagate Delaware.

Immediately following the consummation of the November 2000 transactions, VERITAS acquired the remainder of Seagate Delaware by way of a merger of a wholly-owned subsidiary of VERITAS with and into Seagate Delaware, with Seagate Delaware surviving and becoming a wholly-owned subsidiary of VERITAS. We refer to this transaction as the VERITAS merger. VERITAS did not acquire Seagate Delaware’s disc drive business or any other Seagate Delaware operating business, but it did acquire:

•	approximately 128 million shares of VERITAS common stock held by Seagate Software Holdings, Inc.;

•	capital stock of Seagate Software Holdings, Inc.;

•	cash on the balance sheet of Seagate Delaware in excess of the required cash balance of $765 million, as adjusted, that was purchased by Suez Acquisition Company; and

•	Seagate Delaware’s equity investments in Gadzoox Networks and LHSP.

In the VERITAS merger, Seagate Delaware’s stockholders received merger consideration consisting of VERITAS stock, cash and an interest in specified tax refunds that are attributable to Seagate Delaware.

An indemnification agreement provides that New SAC and its subsidiaries are required to indemnify VERITAS and its affiliates for specified liabilities of Seagate Delaware and Seagate Software Holdings, Inc., including selected taxes. In return, VERITAS, Seagate Delaware and their affiliates agreed to indemnify New SAC and its subsidiaries for specified liabilities, including all taxes of Seagate Delaware for which New SAC was not obligated to indemnify VERITAS and its affiliates. VERITAS deposited $150 million in an escrow account, which may be applied by New SAC to satisfy certain tax liabilities, and which remains in the escrow account in full. To the extent that any part of the $150 million is not utilized to satisfy these tax liabilities, it will be paid out to the former Seagate Delaware stockholders. In July 2002, we and those of our affiliates that are parties to the indemnification agreement entered into a reimbursement agreement which allocates the respective liabilities and obligations under the indemnification agreement. Under the reimbursement agreement, if we and our affiliates become obligated to indemnify Seagate Delaware, VERITAS or any of their affiliates for tax liabilities under the indemnification agreement, Seagate Technology HDD Holdings will be responsible for the first $125 million of the tax liabilities, and any amount exceeding $125 million will then be allocated among Seagate Technology HDD Holdings, Seagate Technology SAN Holdings, Certance Holdings and Seagate Software (Cayman) Holdings Corporation on a pro rata basis in accordance with the portion of the purchase price allocated to each entity in connection with the November 2000 transactions. For indemnification obligations other than tax liabilities under the indemnification agreement, the responsible entity will reimburse any entity that satisfies the obligation on its behalf.

Management Rollover

In connection with the November 2000 transactions, approximately 100 members of Seagate Delaware’s management group entered into rollover agreements under which they agreed not to receive merger consideration consisting of VERITAS stock and cash in respect of a portion of their restricted shares of Seagate Delaware’s common stock and unvested options to purchase those shares. The aggregate value of this foregone consideration was approximately $184 million. Instead of receiving this merger consideration, members of the management group received restricted ordinary and preferred shares of New SAC granted under the New SAC 2000 Restricted Share Plan and participation interests in our deferred compensation plan.

New SAC Restricted Shares. At the closing of the November 2000 transactions, the board of directors of New SAC adopted the New SAC 2000 Restricted Share Plan. The 2000 Restricted Share Plan allows for the awarding of grants of ordinary and preferred shares of New SAC to management, employees, directors and consultants of New SAC and its affiliates. New SAC issued 1,843,000 restricted ordinary shares and 48,500 restricted preferred shares under this plan to those members of management participating in the rollover agreements described below. The restricted ordinary and preferred shares granted under the 2000 Restricted Share Plan vested as follows:

•	one-third of the shares vested on November 22, 2001;

•	one-third vested proportionately each month over the 18 months following November 22, 2001; and

•	the final one-third vested on May 22, 2003.

In addition, at the closing of the November 2000 transactions certain individuals purchased additional ordinary and preferred shares of New SAC for approximately $41 million in cash. Of this $41 million, approximately $21 million was purchased by members of the management group.

Following the closing of the November 2000 transactions, the board of directors of New SAC approved the 2001 Restricted Share Plan. Unlike the 2000 Restricted Share Plan, the 2001 Restricted Share Plan only provides for the grant of restricted ordinary shares of New SAC and does not provide for the grant of restricted preferred shares of New SAC. Like the 2000 Restricted Share Plan, the 2001 Restricted Share Plan allows for the award of grants to management, employees, directors and consultants of New SAC and its affiliates. New SAC has issued 483,523 restricted ordinary shares under this plan. Restricted shares granted under the 2001 Restricted Share Plan will vest as follows:

•	25% of the shares will vest on the first anniversary of the vesting commencement date; and

•	75% of the shares will vest proportionately each month over the 36 months following the first anniversary of the vesting commencement date.

New SAC redeemed all of its outstanding preferred shares as of March 14, 2003. As of June 27, 2003 there were 2,255,920 restricted ordinary shares outstanding under both the 2000 and 2001 Restricted Share Plans. Accordingly, we have been recognizing, and will continue to recognize, compensation expense of approximately $28 million proportionately over the respective vesting periods based on the estimated fair value of these shares on the date of issuance. Through June 27, 2003, we had recognized $26 million of this compensation expense.

Deferred Compensation Plan. In connection with the management rollover, and in addition to the grant of restricted ordinary and preferred shares of New SAC, members of the management group received approximately $179 million of interests in deferred compensation plans adopted by our wholly-owned subsidiaries. Each member of the management group received an interest in one of the plans, with the substantial majority of the members receiving interests in the Seagate Technology HDD Holdings plan. At inception, the interests in the deferred compensation plan were subject to multi-year vesting.

In May 2002, we made $32 million in payments to participants in the deferred compensation plan. On June 19, 2002, the board of directors accelerated vesting of all deferred compensation interests under the terms of the plan. As a result of certain distributions by New SAC to holders of its preferred shares in connection with our initial public offering, Seagate Technology HDD Holdings became obligated to make payments of approximately $147 million to participants of its deferred compensation plan, including named executive officers. Those payments were made following the closing of our initial public offering, thereby satisfying all remaining obligations under the deferred compensation plan.

Seagate Technology Share Option Plan

In December 2000, our board of directors adopted our share option plan. Under the terms of this share option plan, eligible employees, directors and consultants can be awarded options to purchase our common shares under vesting terms to be determined at the date of grant. In January 2002, this share option plan was amended to increase the maximum number of common shares issuable under the share option plan from 72 million to 100 million shares. No options to purchase our common shares had been issued through June 29, 2001. From July 1, 2001 through June 27, 2003, options to purchase 87,954,753 common shares were granted to employees under this share option plan, net of cancellations. This represents approximately 17% of our total voting power, assuming the exercise of all options. As of June 27, 2003, options to purchase 14,870,267 common shares had been exercised.

Allocation of Net Purchase Price

New SAC accounted for the November 2000 transactions as a purchase in accordance with Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations.” All acquired tangible assets, identifiable intangible assets and assumed liabilities were valued based on their relative fair values and reorganized into the following businesses:

•	the rigid disc drive and storage area networks business, which is now Seagate Technology;

•	the tape drive business, which is now known as Certance Holdings;

•	the software business, or Crystal Decisions; and

•	an investment holding company, Seagate Technology Investments Holdings, or STIH.

Certance Holdings, Crystal Decisions and STIH are direct or indirect subsidiaries of New SAC and are not owned by us. The fair value of the net assets acquired by New SAC exceeded the net purchase price of $1.840 billion by approximately $909 million. Accordingly, the resultant negative goodwill was allocated on a pro rata basis to the acquired long-lived assets and reduced the recorded amounts by approximately 46%.

The table below summarizes the allocation of net purchase price by New SAC (dollars in millions).

Description	Useful Life in Years	Total New SAC	Seagate Technology	Certance Holdings	Crystal Decisions	STIH
Net current assets (1)		$939	$869	$36	$9	$25
Long-term investments (2)		42	—	—	—	42
Other long-lived assets		42	42	—	—	—
Property, plant and equipment (3)	Up to 30	778	763	10	5	—
Identified intangibles:
Trade names (4)	10	47	47	—	—	—
Developed technologies (4)	3-7	76	49	12	15	—
Assembled workforces (4)	1-3	53	43	3	7	—
Other	5	1	1	—	—	—

Total identified intangibles		177	140	15	22	—
Long-term deferred taxes (5)		(75)	(63)	(10)	(2)	—
Long-term liabilities		(122)	(119)	(3)	—	—

Net assets		1,781	1,632	48	34	67
In-process research and development (4)		59	52	—	7	—

Net Purchase Price		$1,840	$1,684	$48	$41	$67

(1)	Acquired current assets included cash and cash equivalents, accounts receivable, inventories and other current assets. The fair values of current assets generally approximated the recorded historic book values. Short-term investments were valued based on quoted market prices. Inventory values were estimated based on the current market value of the inventories less completion costs and less a profit margin for activities remaining to be completed until the inventory is sold. Valuation allowances were established for current deferred tax assets in excess of long-term deferred tax liabilities. Assumed current liabilities included accounts payable, accrued compensation and expenses and accrued income taxes. The fair values of current liabilities generally approximated the historic recorded book values because of the monetary nature of most of the liabilities.
(2)	The value of individual long-term equity investments was based upon quoted market prices, where available, and where market prices were not available, was based on New SAC’s estimates of the fair values of the individual investments.
(3)	New SAC estimated the fair value of the acquired property, plant and equipment. In arriving at the determination of market value for these assets, New SAC considered the estimated cost to construct or acquire comparable property. Machinery and equipment were assessed using replacement cost estimates reduced by depreciation factors representing the condition, functionality and operability of the assets. The sales comparison approach was used for office and data communication equipment. Land, land improvements, buildings and building and leasehold improvements were valued based upon discussions with knowledgeable independent personnel.
(4)	New SAC estimated the value of acquired identified intangibles. The significant assumptions relating to each category are discussed in the following paragraphs. Also, these assets are being amortized on the straight-line basis over their estimated useful life and resultant amortization is included in amortization of goodwill and other intangibles.

Trade names—The value of the trade names was based upon discounting to their net present value the licensing income that would arise by charging the operating businesses that use the trade names.

Developed technologies—The value of this asset for each operating business was determined by discounting to their net present value the expected future cash flows attributable to all existing technologies that had reached technological feasibility, after considering risks relating to: (a) the characteristics and applications of the technology, (b) existing and future markets and (c) life cycles of the technologies. Estimates of future revenues and expenses used to determine the value of developed technology were consistent with the historical trends in the industry and expected performance.

Assembled workforces—The value of the assembled workforce was determined by estimating the recruiting, hiring and training costs to replace each group of existing employees.

In-process research and development—The value of in-process research and development was based on an evaluation of all developmental projects using the guidance set forth in Interpretation No. 4 of Financial Accounting Standards Board, or FASB, Statement No. 2, “Accounting for Research and Development Costs” and FASB Statement No. 86, “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

The amount was determined by: (a) obtaining management estimates of future revenues and operating profits associated with existing developmental projects, (b) projecting the cash flows and costs to completion of the underlying technologies and resultant products and (c) discounting these cash flows to their net present value.

Estimates of future revenues and expenses used to determine the value of in-process research and development were consistent with the historical trends in the industry and expected performance. The entire amount was charged to operations because related technologies had not reached technological feasibility and they had no alternative future use.

(5)	Long-term deferred tax liabilities arose as a result of the excess of the fair values of inventory and acquired intangible assets over their related tax basis. We had $434 million of U.S. federal and state deferred tax assets for which a full valuation allowance was established.

Allocation of Purchase Price to Us Pursuant to the Application of Push Down Accounting

The November 2000 transactions constituted a purchase transaction by New SAC of substantially all the operating assets and liabilities of Seagate Delaware. Under purchase accounting rules, the net purchase price has been allocated to the acquired assets and liabilities of Seagate Delaware and its subsidiaries based on their estimated fair values at the date of the November 2000 transactions. New SAC estimated the fair values, including in-process research and development. However, the estimated fair values of identifiable tangible and intangible assets and liabilities acquired from Seagate Delaware and its subsidiaries were greater than the amount paid, resulting in negative goodwill. The negative goodwill was allocated to the long-lived tangible and intangible assets, as well as in-process research and development. This includes amounts relating to Seagate Technology, on the basis of relative fair values. Subsequently, in the fourth quarter of fiscal year 2002, in accordance with SFAS 109 we reduced the net carrying value of the long-lived intangibles from $104 million to zero to reflect the recognition of tax benefits. See Note 5 of the audited consolidated and combined financial statements of Seagate Technology and its Predecessor.

In accordance with SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” the accounting for the purchase transaction has been “pushed down” from New SAC to our financial statements. Our condensed consolidated financial statements as of and for all periods subsequent to November 23, 2000 reflect the new basis in our assets and liabilities at that date, including the pushed down purchase accounting adjustments.

As a result of the November 2000 transactions and the push down accounting, our results of operations following the November 2000 transactions, particularly the depreciation and amortization charges, are not necessarily comparable to our predecessor’s results of operations prior to the November 2000 transactions. Depreciation charges following the November 2000 transactions are lower as a result of write-downs of our depreciable assets pursuant to purchase accounting rules. The favorable effect on results of operations from these lower charges will gradually decrease in future periods as our older assets become fully depreciated and new, higher-priced assets are acquired.

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

Consolidation is also occurring among our customers. For example, Compaq, our largest customer in fiscal 2001, merged with Hewlett-Packard in our fiscal year 2002. As a result of this trend, our customer base is increasingly concentrated among fewer OEMs, potentially providing them with increased pricing leverage. In the event that our sales to a combined entity are less than, or are on terms that are less favorable than, our sales to these customers when they were separate entities, our results of operations would suffer.

Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is entering a period in which the rate of increases in areal density will be lower than the rate of the last several years. The slowing change in areal density contributes to:

•	the increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	increasing average price erosion, as product life cycles are lengthened and the ability of rigid disc drive producers to introduce new products at higher prices is limited.

Seagate Dynamics. During the past several years we have restructured our operations to reduce our costs and improve our manufacturing efficiency and flexibility. Since 1998, we and our predecessor have implemented restructuring plans that have resulted in total net charges of approximately $361 million, the closing of 14 facilities and a reduction in headcount of approximately 40,000 employees. Through our Factory of the Future initiative, we have increased the use of automation in our manufacturing operations. We believe that these changes in our operations have added to our manufacturing flexibility allowing us to improve our responsiveness to customers and take advantage of unforecasted sales opportunities to deliver products on short notice. Additionally, we have substantially improved our gross margin due to these ongoing cost savings from our restructuring activities and our programs to implement operating efficiencies. We have further benefited from reductions in depreciation expense resulting from write-downs to the fair market value of our depreciable assets in connection with the November 2000 transactions. The favorable effects on results of operations from these lower depreciation charges in connection with the write-down will gradually decrease in future periods as our older assets become fully depreciated and new, higher-priced assets are acquired and recorded at cost. We believe our reduced cost structure and improved manufacturing efficiency provides us with greater flexibility to address changing market conditions.

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

The slowing rate of increase of areal density has increased the importance of our successful execution of new product transitions and of competitive factors such as quality, reliability and our manufacturing yield. We recently completed our transition to the 80 gigabyte per disc platform for our desktop products and our improved manufacturing yields from these products have contributed to our recent financial performance. We also have begun limited revenue shipments of our first notebook products, the Momentus disc drives, which address a segment of the notebook computer market. Although we are shipping notebook drives to OEMs, we currently have not completed qualification programs with a number of OEMs, which are material to the success of these products.

Because we use a fiscal year instead of a calendar year, it is necessary every four to five years to realign our fiscal quarter-ends with calendar quarter-ends. As a result, fiscal year 2004 will have 53 weeks and our first quarter of the year will have 14 weeks, ended on October 3, 2003. We do not expect the additional week in the first quarter to have a material impact on our operating results, as compared to what we would have expected during a 13-week quarter.

Disposition of Assets

Sale of XIOtech Corporation. On November 4, 2002, we sold XIOtech to New SAC. New SAC in turn sold 51% of XIOtech to a third party in a transaction in which XIOtech also sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of XIOtech.

In consideration of our sale of XIOtech to New SAC, we received a $32 million promissory note from New SAC. The amount of this promissory note was equal to the estimated fair value of XIOtech as of the date of the sale, net of intercompany indebtedness. Immediately after the sale of XIOtech to New SAC, we made an in-kind pro rata distribution of the entire promissory note to our existing shareholders, including New SAC, which at the time owned approximately 99.4% of our outstanding shares. That portion of the promissory note distributed back to New SAC was cancelled, and New SAC immediately paid off the remaining 0.6% of the promissory note held by our minority shareholders. As a result of our sale of XIOtech we no longer consolidated XIOtech’s operations with our operations subsequent to November 4, 2002.

Because New SAC at the time owned approximately 99.4% of our outstanding shares, our sale of XIOtech to New SAC was recorded as a distribution of an amount equal to the net book value of XIOtech rather than as a sale for the fair value of the promissory note. As of November 4, 2002, the net book value of XIOtech was approximately $1 million.

Repair and Warranty Services Agreement. On October 28, 2002, we closed the sale of our product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly owned subsidiary of Jabil Circuit, Inc. After the sale, Jabil became our primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, we will be dependent upon Jabil to effectively manage warranty repair related costs and activities.

The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, our obligations under the services agreement and potential reimbursements by us to Jabil. Because the fair values of each of these elements have not been separately established, and because we will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to the various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense over the period of the long-term services agreement. Of the $10 million excess, $5 million was utilized in the quarter ended December 27, 2002 to offset an immediate repair cost increase, and the remaining $5 million is being utilized over the remaining period of the long-term services agreement.

Stock Compensation Expense

In connection with certain options granted during the six months ended December 27, 2002, we recorded deferred stock compensation totaling $10.7 million, representing the difference between the exercise price and the deemed fair value of our common shares on the dates such options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through June 27, 2003, we have amortized approximately $2 million of such compensation expense.

Consummation of Initial Public Offering

On December 13, 2002, we completed the initial public offering of 72,500,000 of our common shares, 24,000,000 of which were sold by us and 48,500,000 of which were sold by New SAC, our parent company, as selling shareholder, at a price of $12 per share. We received proceeds from our sale of the 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. In connection with our initial public offering, all previously outstanding shares of preferred stock aggregating 400 million shares were converted by New SAC into our common stock. Immediately prior to the closing of our initial public offering, we paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of our then-outstanding shares, including New SAC. We also paid a lump sum of approximately $12 million to members of our sponsor group in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during the quarter ended December 27, 2002.

New SAC received proceeds of approximately $557 million from the sale of 48,500,000 common shares in our initial public offering, after deducting underwriting discounts and commissions. New SAC distributed these net proceeds, together with the proceeds from the distribution described above, to holders of its preferred and ordinary shares. As a result of the distribution to New SAC’s preferred shareholders, our wholly-owned subsidiary, Seagate Technology HDD Holdings, became obligated to make payments of approximately $147 million to the participants in its deferred compensation plan. These payments were made following the closing of our initial public offering, and as a consequence there are no longer any outstanding obligations under that deferred compensation plan.

Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, our financial sponsors and us, New SAC has demand registration rights to request from time to time that we register and sell shares of our common stock held by New SAC. New SAC exercised this right and on July 30, 2003, we completed the secondary public offering of 69,000,000 of our common shares, including 9,000,000 shares subject to the over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. We incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to our officers and employees who hold ordinary shares of New SAC.

Results of Operations

We list in the tables below the historical consolidated and combined statements of operations in dollars and as a percentage of revenue for the periods indicated.

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Nov. 23, 2000 to June 29, 2001	July 1, 2000 to Nov. 22, 2000
	(in millions)
Revenue	$6,486	$6,087	$3,656	$2,310
Cost of revenue	4,759	4,494	2,924	2,035

Gross margin	1,727	1,593	732	275
Product development	670	698	388	409
Marketing and administrative	357	498	288	450
Amortization of intangibles	—	19	12	20
In-process research and development	—	—	52	—
Restructuring	9	4	66	19

Income (loss) from operations	691	374	(74)	(623)
Other income (expense), net	(31)	(135)	(27)	5

Income (loss) before income taxes	660	239	(101)	(618)
Provision for (benefit from) income taxes	19	86	9	(206)

Net income (loss)	$641	$153	$(110)	$(412)

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Nov. 23, 2000 to June 29, 2001	July 1, 2000 to Nov. 22, 2000
Revenue	100%	100%	100%	100%
Cost of revenue	73	74	80	88

Gross margin	27	26	20	12
Product development	10	12	11	18
Marketing and administrative	6	8	8	19
Amortization of intangibles	—	—	—	1
In-process research and development	—	—	1	—
Restructuring	—	—	2	1

Income (loss) from operations	11	6	(2)	(27)
Other income (expense), net	(1)	(2)	(1)	—

Income (loss) before income taxes	10	4	(3)	(27)
Provision for (benefit from) income taxes	—	1	—	(9)

Net income (loss)	10%	3%	(3)%	(18)%

Charges recorded in the historical financial statements of us and our predecessor, including charges related to the November 2000 transactions, have been significant and impact the comparability of the results of operations of us and our predecessor for the periods presented and will impact the comparability of results for future periods. For a description of these charges, see Item 6. Selected Financial Data and the notes thereto.

In the discussions of “Fiscal Year 2002 Results of Operations” and “Fiscal Year 2001 Results of Operations” set forth below, we refer to the revenue and cost of revenue data for fiscal year 2001 as “pro forma” for comparative purposes. The pro forma revenue and cost of revenue data give effect to the November 2000 transactions as if they had occurred on July 1, 2000. Pro forma revenue for fiscal year 2001 is the sum of the historical revenue of our predecessor for the period from July 1, 2000 through November 22, 2000 and our historical revenue for the period from November 23, 2000 through June 29, 2001. Pro forma cost of revenue for fiscal year 2001 is the sum of the historical cost of revenue of our predecessor for the period from July 1, 2000 through November 22, 2000 and our historical cost of revenue for the period from November 23, 2000 through June 29, 2001, as adjusted for:

•	the elimination of the $265 million compensation charge recorded as a result of the acceleration and net exercise of Seagate Delaware stock options held by employees of Seagate Technology at November 22, 2000;

•	the reduction of depreciation expense by $107 million due to new, lower accounting basis in property, equipment and leasehold improvements; and

•	the elimination of the adverse impact of $131 million related to the sale of higher cost inventories that were written up to fair value at the close of the November 2000 transactions.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue. Revenue for fiscal year 2003 was $6.486 billion, up 7% from $6.087 billion in fiscal year 2002. The increase in revenue was primarily due to improved unit sales volume that was substantially offset by price erosion and a shift in mix to our personal storage products as compared to our enterprise storage products. Our unit shipments increased from 55 million units in fiscal year 2002 to 68 million units in fiscal year 2003. This increase in unit shipments was in both our personal storage products and our enterprise storage products and was due to an increase in the total available market, especially for personal storage products, as well as our share of the total available market. We experienced strong growth in shipments to non-gaming applications, and we expect this trend will continue.

Our overall average unit sales price for our rigid disc drive products was $93, $94, $97 and $97 for the first, second, third and fourth quarters of fiscal year 2003, respectively. Average price erosion from fiscal year 2002 to fiscal year 2003 was approximately 14%. Price erosion in the fourth quarter of fiscal year 2003 was the lowest we have experienced in eight years. Over the past few quarters, including seasonally weak periods, our industry has demonstrated operational discipline in managing production and inventory levels. As a result, it is our expectation that for the first quarter of fiscal year 2004, price erosion will be at the low end of the industry’s historical range.

During fiscal year 2003, we continued to maintain various sales programs aimed at increasing customer demand. We exercise a considerable degree of judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2003, the total provision for sales programs, recorded as contra-revenue, was approximately 5% of gross revenue, compared to 4% of gross revenue for fiscal year 2002. The increase in the provision for sales programs as a percentage of gross revenue in fiscal year 2003 as compared to fiscal year 2002 was a result of the increase in the portion of our revenue derived from sales to distributors.

Cost of Revenue. Cost of revenue for fiscal year 2003 was $4.759 billion, up 6% from $4.494 billion in fiscal year 2002. Gross margin as a percentage of revenue for fiscal year 2003 was 27% as compared with 26% for fiscal year 2002. The increase in gross margin as a percentage of revenue resulted from overall costs decreasing at a higher rate than price erosion and was primarily due to improved absorption of fixed costs from increased unit sales volume. Ongoing cost savings as a result of our restructuring activities and our continued implementation of operational efficiencies also benefited our gross margins. In addition, gross margins were enhanced by improved yields for products introduced during the last half of fiscal year 2003 as well as a trend toward increased price stability.

Product Development Expenses. Product development expenses decreased by $28 million, or 4%, for fiscal year 2003 when compared with fiscal year 2002. The decrease in product development expenses from fiscal year 2002 was primarily due to the non-recurrence of deferred compensation charges incurred in the fourth quarter of fiscal year 2002 and our sale of XIOtech in November 2002. These decreases were partially offset by increased expenses related to the opening of our new research facility in Pittsburgh, Pennsylvania, which included employee, equipment and occupancy costs as well as several new product introductions and our development efforts in smaller than 3.5-inch form factor rigid disc drives.

Marketing and Administrative Expenses. Marketing and administrative expenses decreased by $141 million, or 28%, for fiscal year 2003 when compared with fiscal year 2002. The decrease in marketing and administrative expenses from fiscal year 2002 was primarily due to the non-recurrence of deferred compensation charges of $112 million incurred in the fourth quarter of fiscal year 2002, and decreases of $48 million as a result of our sale of XIOtech in November 2002 and $21 million in the provision for bad debts. These decreases were partially offset by increases of $20 million in salaries and related costs, $14 million in information technology expense and $7 million in depreciation expense.

Restructuring. During fiscal year 2003, we recorded $19 million in restructuring charges. We also reduced a restructuring accrual previously recorded by our predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $9 million in fiscal year 2003. Of the $19 million, $17 million was incurred in the quarter ended September 27, 2002 as a result of a restructuring plan, which we refer to as the fiscal year 2003 restructuring plan, established to continue the alignment of our global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in our Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in our workforce of approximately 3,750 employees, 3,410 of whom had been terminated as of June 27, 2003. We estimate that after completion of the restructuring activities contemplated by the fiscal year 2003 restructuring plan, annual salary expense will be reduced by approximately $12 million, excluding any savings in salary expense related to XIOtech which was sold in November 2002. The fiscal year 2003 restructuring plan was substantially complete at June 27, 2003. The remaining $2 million restructuring charge was incurred in the quarter ended June 27, 2003 and was comprised of employee termination costs relating to a workforce reduction of approximately 686 employees in our Thailand operations. We estimate that after completion of these restructuring activities, annual salary expense will be reduced by approximately $0.3 million. These restructuring activities were completed in July 2003.

Net Other Income (Expense). Net other expense decreased $104 million, or 77%, for fiscal year 2003 when compared with fiscal year 2002. The decrease in net other expense from fiscal year 2002 was primarily due to decreases of $93 million related to the debt refinancing charge in the fourth quarter of fiscal year 2002 and a $30 million reduction in interest expense in fiscal year 2003 as a result of lower average outstanding debt and lower average interest rates paid because of our debt refinancing in May 2002. These decreases were partially offset by $10 million in write-downs of our investment in a private company in fiscal year 2003 and a decrease in interest income of $9 million resulting from lower average interest rates and a lower average balance in our interest bearing accounts.

Income Taxes. We recorded a provision for income taxes of $19 million for the fiscal year ended June 27, 2003 compared to a provision for income taxes of $86 million for the fiscal year ended June 28, 2002. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays that we operate under in Malaysia, Singapore and Thailand which are scheduled to expire in whole or in part at various dates through 2010. As of June 30, 2003, our manufacturing operations in China no longer operate under a tax holiday. Our provision for income taxes for the fiscal year ended June 27, 2003 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and (ii) the realization of various deferred tax assets that had previously been subject to a valuation allowance. Our provision for income taxes for the fiscal year ended June 28, 2002 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and (ii) an increase in our valuation allowance for U.S. deferred tax assets. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for domestic deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

As of June 27, 2003, we have recorded net deferred tax assets of $74 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2004 and 2005. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

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

As of June 27, 2003 and June 28, 2002, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware by New SAC and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. We believe that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are less than the $125 million indemnification amount, the difference will be recorded as an income tax benefit and may significantly affect our effective tax rate for the period in which the settlement occurs.

Certain of our foreign tax returns for various fiscal years are under examination by taxing authorities. We believe that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

Fiscal Year 2002 Results of Operations

Revenue. Revenue in fiscal year 2002 was $6.087 billion, up 2% from $5.966 billion in pro forma fiscal year 2001. The increase in revenue was primarily due to improved unit sales volume and product mix that was substantially offset by price erosion. Our unit shipments increased from 43 million units in pro forma fiscal year 2001 to 55 million units in fiscal year 2002. This increase was primarily caused by market share gains driven by increased unit shipments of personal storage and enterprise storage rigid disc drive products to OEMs and continued growth in the rigid disc drive market for consumer electronics such as Microsoft’s Xbox. We attribute these gains in market share primarily to the market acceptance of our 40 gigabyte personal storage disc drives and our 73 gigabyte enterprise storage disc drive, each of which achieved volume production in the beginning of fiscal year 2002. In addition, we gained a higher share of some of our OEM customers’ rigid disc drive purchases due to favorable execution versus our competitors and due to industry consolidation. Our strategy to implement operational efficiencies has increased our manufacturing flexibility and in fiscal year 2002 this enabled us to take advantage of unforecasted customer demand and deliver products on short notice.

Our overall average unit sales price for our rigid disc drive products was $118, $109, $111 and $100 for the first, second, third and fourth quarters of fiscal year 2002, respectively. Average price erosion from pro forma fiscal year 2001 to fiscal year 2002 was approximately 20%. Price erosion during the period was driven primarily by the introduction of new, higher storage capacity products. Due to the achievement of higher areal densities, these new products require fewer discs and read/write heads and therefore cost less to produce. Since they cost less to produce, these products can be priced lower than would otherwise be possible and, as a result, drive down prices of older generation products. Competition also contributed to price erosion during this period. The pricing environment during the fourth quarter of fiscal year 2002 was extremely aggressive; a condition that was exacerbated by competitors exiting the industry and liquidating their excess inventory.

During fiscal year 2002, we continued to maintain various sales programs aimed at increasing customer demand. We exercise a considerable degree of judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2002, the total provision for sales programs recorded as contra-revenue was approximately 4% of total revenue, compared to 3% of total revenue over each of the two previous fiscal years. The increase in sales program expenses during fiscal year 2002 was due primarily to the higher cost of price protection programs, which are based on estimates of distributor inventory levels and current and future price erosion rates. As price erosion rates in the rigid disc drive industry escalated during the fourth quarter of fiscal year 2002, the cost of price protection programs increased accordingly. Furthermore, in the third quarter of fiscal year 2002, our North American distribution customers transitioned from a consignment model, where the inventory is owned by us until it is sold by the distributor, to a sell-in model, where the inventory is owned by the distributor. During fiscal year 2002, this transition resulted in a one-time increase in total revenue, operating income and net income of approximately 1%, 3% and 7%, respectively. In the third quarter of fiscal year 2002, this transition resulted in a one-time increase in total revenue, operating income and net income of approximately 4%, 9% and 9%, respectively. Because our North American distributors have transitioned to the sell-in model, the cost of our price protection programs may trend higher in future periods. Historically, actual sales program costs have approximated the estimated cost of such programs recognized in our financial statements. Variances between actual and estimated costs of sales programs during each of the last three fiscal years have not been material due to our ongoing reviews of actual program expenses to ensure that accruals are continuously adjusted to approximate the actual costs of sales programs. Should actual sales program costs in any period differ significantly from estimated sales program costs either as a result of higher than expected rates of price erosion or otherwise, our future results of operations could be materially affected.

Cost of Revenue. Cost of revenue for fiscal year 2002 was $4.494 billion, up 1% from $4.457 billion for pro forma fiscal year 2001. Gross margin as a percentage of revenue for fiscal year 2002 was 26% as compared with 25% for pro forma fiscal year 2001. As discussed in the paragraph above, we experienced significant price erosion during the period. This price erosion exerted substantial downward pressure on our gross margins. However, this downward pressure was more than offset by improved absorption of fixed costs from increased unit sales volume and a shift in mix to higher storage capacity products. It was also offset by ongoing cost savings as a result of our restructuring activities and our program to implement operational efficiencies. Our restructuring activities during these periods were comprised of workforce reductions, capacity reductions, including closure of facilities or portions of facilities, and the write-off of excess equipment, primarily in our Far East operations in Malaysia and Thailand. Our cost structure decreased as a result of reductions in our total number of manufacturing facilities and headcount. Pursuant to our strategy to implement operational efficiencies, we have increased the degree of automation in our manufacturing operations, closed facilities, reduced headcount and reconfigured our production lines to handle multiple products.

We exercise a considerable degree of judgment in formulating the underlying estimates used for product failure rates and trends, estimated repair costs and return rates. Actual warranty costs during fiscal year 2002 represented approximately 1% of total revenue. Warranty costs have trended down over the last few years even though shipment volumes have increased. These reductions are due to reduced warranty periods, better product quality and more efficient repair operations. Historically, actual warranty costs have approximated the estimated warranty costs recognized in our financial statements. Variances between actual and estimated warranty costs have not been material due to our ongoing reviews of return rates and repair costs to ensure that accruals are continuously adjusted to approximate actual warranty costs. Should actual warranty costs in any period differ significantly from estimated warranty costs, our future results of operations could be materially affected.

Operating Expenses. Under the credit agreement governing our new senior secured credit facilities and the indenture governing our 8% senior notes, the restrictions on our ability to make payments under our deferred compensation plan were substantially reduced. In addition, on June 19, 2002, our board of directors accelerated vesting of all deferred compensation plan interests under the terms of the plan. As a result, it became probable that all of our obligations under the deferred compensation plan would be paid. Accordingly, all of the remaining obligations under the deferred compensation plan, totaling $147 million, were accrued during the fourth quarter of fiscal year 2002. Together with the $32 million payment we made to participants in the deferred compensation plan in May 2002, our total deferred compensation expense recorded in the fourth quarter of fiscal year 2002 was $179 million before related tax benefits. The income statement classification of the $179 million charge was as follows: Cost of revenue—$38 million; Product development expenses—$29 million; Marketing and administrative expenses—$112 million.

In fiscal year 2002, product development expenses were reduced by our restructuring activities, which resulted in a savings of $24 million in pre-production expenses, and by the consolidation of our rigid disc drive design centers, which resulted in a savings of $17 million. As discussed above, product development expenses and marketing and administrative expenses included deferred compensation expenses of $29 million and $112 million, respectively.

Non-Operating Expenses. Net other expense includes $93 million of charges incurred as a result of our debt refinancing in the fourth quarter of fiscal year 2002. See “Liquidity and Capital Resources—The 2002 Refinancing.” Interest income was lower in fiscal year 2002 as a result of lower average invested cash following the November 2000 transactions.

Income Taxes. We recorded a provision for income taxes of $86 million for the fiscal year ended June 28, 2002. Our provision for income taxes differs from the provision for income taxes that would be derived by applying a notional U.S. 35% tax rate to income before income taxes primarily due to (i) the net effect of the tax benefit related to income generated from our manufacturing plants located in China, Malaysia, Singapore and Thailand that operate under tax holidays (scheduled to expire in whole or in part at various dates through 2010) and (ii) an increase in our valuation allowance for U.S. deferred tax assets.

As of June 28, 2002, we have recorded net deferred tax assets of $58 million, the realization of which is dependent on our ability to generate sufficient U.S. taxable income in fiscal year 2003. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. domestic taxable income are reduced. We will review our forecasts of U.S. taxable income in each quarter of fiscal year 2003 to evaluate and record adjustments to our valuation allowance if required.

During the fiscal year ended June 28, 2002, we reduced our valuation allowance for deferred tax assets arising as a result of the November 2000 transactions to reflect the realization of acquired tax benefits in our U.S. income tax returns. The acquired tax benefits realized in our U.S. income tax returns exceeded the $104 million net carrying value of our long-lived intangible assets recorded in connection with the purchase of the operating assets of Seagate Delaware. In accordance with SFAS 109, we reduced our long-lived intangible assets acquired in the November 2000 transactions to zero. As a result of the adjustment to the long-lived intangible assets, we will have no future depreciation and amortization expense related to intangible assets acquired in the November 2000 transactions.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matters reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation is expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The settlement remains before the Joint Committee on Taxation for review. The parties are in the process of incorporating comments from the Joint Committee on Taxation into the parties’ settlement agreements. The settlement and the anticipated execution of the closing agreements will not result in an additional provision for income taxes.

Certain of our U.S. federal and state tax returns and foreign tax returns for various fiscal years are under examination by taxing authorities. We believe that adequate amounts of tax have been provided for any final assessments that may result from these examinations.

As a result of the November 2000 transactions and the ensuing corporate structure, we now consist of a foreign parent holding company with various U.S. domestic and foreign affiliates. We do not expect to be subject to U.S. federal income taxes on dividends or other earnings distributions that we may receive from foreign subsidiaries. Dividend distributions by U.S. subsidiaries to Seagate Technology HDD Holdings may be subject to U.S. withholding taxes, if and when distributed. A substantial portion of our manufacturing operations located in the Far East currently operate free from tax under various tax holidays, which are scheduled to expire in whole or in part at various dates through 2010. Because of our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate.

Fiscal Year 2001 Results of Operations

As a result of the closing of the November 2000 transactions, we initiated our operations on November 23, 2000. All results of operations prior to this date included in this prospectus are the results of operations of our predecessor, the rigid disc drive and storage area networks business of Seagate Delaware. The following discussion describes the results of operations of our predecessor for the period from July 1, 2000 through November 22, 2000 and our results of operations for the period from November 23, 2000 through June 29, 2001.

Period from July 1, 2000 to November 22, 2000. During this period our predecessor’s ability to satisfy customer demand was constrained by a limited supply of certain electrical components from some of its external suppliers. This resulted in lower than expected revenues during this period and the shifting of unit shipments that were expected during this period into the subsequent period. As a result of the acceleration of stock options in connection with the November 2000 transactions, compensation charges were allocated to cost of revenue, product development expenses, and marketing and administrative expenses in the amounts of $265 million, $116 million and $185 million, respectively. Additionally, our predecessor incurred $77 million of marketing and administrative expenses related to administrative costs in connection with the November 2000 transactions. During this period, our predecessor recorded restructuring charges of $19 million to continue the alignment of its global workforce and manufacturing capacity with existing and anticipated future market requirements and net losses of $32 million relative to certain of its investments in equity securities.

Seagate Delaware recorded a benefit from income taxes of $206 million in this period. The recorded benefit from income taxes differs from the benefit from income taxes that would be derived by applying the U.S. federal statutory rate to the loss before income taxes primarily due to losses recorded in connection with the sale by Seagate Delaware of its operating assets located in the Far East that were not deductible for U.S. tax purposes and the write-off of deferred tax assets that could not be recognized in the U.S. federal and state tax returns of our predecessor for the taxable period ended November 22, 2000.

As of November 22, 2000, our predecessor’s foreign manufacturing subsidiaries had approximately $3.050 billion of undistributed foreign earnings of which approximately $1.722 billion were considered permanently reinvested offshore. In connection with the sale of the operating assets of Seagate Delaware, approximately $1.650 billion of the unremitted foreign earnings were deemed to be distributed for U.S. tax purposes to the U.S. parent. Seagate Delaware had previously recorded deferred income tax liabilities of approximately $542 million for its foreign earnings not considered permanently reinvested offshore. The deferred tax liabilities were eliminated because the remaining unremitted earnings of our predecessor’s foreign subsidiaries will not be subject to U.S. corporate level tax if remitted to us.

Period from November 23, 2000 to June 29, 2001. During this period, and particularly in the quarter ended June 29, 2001, our revenue was negatively affected by an overall decline in demand for storage products due to reductions in global information technology spending partially offset by the abatement of supply constraints with respect to certain electrical components. Our gross margins were positively impacted by lower charges to cost of revenue for depreciation of approximately $140 million resulting from write-downs to fair value of our depreciable assets in connection with the November 2000 transactions. Our gross margins were negatively impacted as a result of a $131 million write-up of inventories to fair value pursuant to purchase accounting rules and the subsequent sale of that inventory during the period. At the time of the closing of the November 2000 transactions, we incurred marketing and administrative expenses of $40 million as a result of management and advisory fees paid to selected members of our sponsor group and we recorded a $52 million charge to operations for in-process research and development. We recorded additional restructuring charges of $66 million to continue the alignment of our global workforce and manufacturing capacity with existing and anticipated future market requirements. In connection with the November 2000 transactions, our cash balances declined resulting in a lower level of interest income in this period and our predecessor repaid its long-term debt and we incurred new debt at higher interest rates resulting in a subsequently higher level of interest expense.

We recorded a $9 million provision for income taxes for the period from November 23, 2000 to June 29, 2001. The $9 million provision for income taxes differs from the benefit from income taxes that would be derived by applying a notional U.S. 35% tax rate to the loss before income taxes primarily due to the net effect of non-deductible charges related to the acquisition of the operating assets of Seagate Delaware, an increase in our allowance for U.S. deferred tax assets of certain subsidiaries, and income generated from our manufacturing plants located in China, Malaysia, Singapore and Thailand that operate under tax holidays (scheduled to expire in whole or in part at various dates through 2010).

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

The 2002 Refinancing

In May 2002, we refinanced all of our then outstanding indebtedness. This refinancing consisted of:

•	the repurchase of all of our $210 million principal amount 12½% senior subordinated notes due 2007;

•	the issuance and private placement of $400 million in principal amount of 8% senior notes due 2009 by Seagate Technology HDD Holdings and our unconditional guarantee, on a senior unsecured basis, of such notes;

•	the repayment of approximately $673 million under our previously existing senior secured credit facilities;

•	the entry by Seagate Technology HDD Holdings, a direct subsidiary of Seagate Technology, and Seagate Technology (US) Holdings, an indirect subsidiary of Seagate Technology, into new senior secured credit facilities, which consist of a $350 million term loan facility that has been drawn in full and a $150 million revolving credit facility, of which $31 million had been used for outstanding letters of credit and bankers’ guarantees as of June 27, 2003;

•	the distribution of $167 million to our shareholders who consisted of New SAC and employees who have exercised options granted under our share option plan; and

•	the payment of approximately $32 million to deferred compensation plan participants, consisting of members of the management group.

In connection with the 2002 refinancing, including the distribution of $32 million to deferred compensation plan participants in May 2002, we recognized $112 million of non-recurring expenses in the quarter ended June 28, 2002. This included:

•	a $93 million loss on the extinguishment of debt, which was comprised of:

•	$50 million related to the premium paid in the repurchase of Seagate Technology International’s 12 1/2% senior subordinated notes due 2007;

•	$7 million to write off unamortized discount on those notes;

•	$31 million to write off capitalized debt issuance costs on both the 12 1/2% senior subordinated notes due 2007 and the former senior secured credit facilities of Seagate Technology International and Seagate Technology (US) Holdings, Inc.;

•	a $4 million loss on an interest rate swap on one of the term loans included in the former senior secured credit facilities of Seagate Technology International and Seagate Technology (US) Holdings, Inc.;

•	$1 million of other costs and expenses; and

•	$19 million of compensation expense related to the distribution of $32 million to deferred compensation plan participants, net of a $13 million income tax benefit.

The borrowers under the new senior secured credit facility are Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. Both of these companies are our wholly-owned direct or indirect subsidiaries. The new senior secured credit facilities are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings and many of its subsidiaries as well as a pledge of the shares of Seagate Technology HDD Holdings and many of its subsidiaries, which in the case of non-U.S. subsidiaries of Seagate Technology (US) Holdings, Inc. is limited to a pledge of 65% of the shares of those subsidiaries, in each case subject to a number of exceptions. Seagate Technology and many of the direct and indirect subsidiaries of Seagate Technology HDD Holdings have guaranteed the obligations under the credit agreement that governs our new senior secured credit facilities.

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

The calculated financial ratios for the quarter ended June 27, 2003 are as follows:

	Required	June 27, 2003
Interest Coverage Ratio	Not less than 2.50	37.03
Fixed Charge Coverage Ratio	Not less than 1.25	4.18
Net Leverage Ratio	Not greater than 1.50	(0.39)

In connection with the new senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a new $150 million revolving credit facility, under which $119 million was available to these entities for borrowing as of June 27, 2003. Although no borrowings have been drawn under this revolving credit facility to date, we had $31 million of outstanding letters of credit and bankers’ guarantees under this facility as of June 27, 2003.

On March 19, 2002, we paid a distribution of $33 million to our shareholders, including New SAC, to enable New SAC to make a distribution of approximately $33 million to its shareholders, which allowed members of our sponsor group to satisfy tax obligations.

On May 20, 2002, we made a distribution to our shareholders, including New SAC, to enable New SAC to make a distribution to its preferred shareholders. At approximately the same time, distributions were made to participants in Seagate Technology HDD Holdings’ deferred compensation plan. The aggregate amount of the shareholder distribution was approximately $167 million and the aggregate amount of the deferred compensation plan distribution was approximately $32 million.

The net effect of the 2002 refinancing and the distribution to our shareholders and participants in Seagate Technology HDD Holdings’ deferred compensation plan in May 2002 was a decrease in cash, cash equivalents and short-term investments of $419 million, consisting of an increase of $750 million from our senior secured credit facilities and the issuance of our 8% senior notes, offset by $1.169 billion of cash outlays.

On December 13, 2002, immediately prior to the closing of our initial public offering, we made a distribution of approximately $262 million to our then-outstanding shareholders, including New SAC.

Pursuant to our quarterly dividend policy, we made distributions to our shareholders, including New SAC, of approximately $13 million on each of February 28, 2003 and May 23, 2003.

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

Discussion of Cash Flows

At June 27, 2003, our working capital was $919 million, which included cash, cash equivalents and short-term investments of $1.194 billion. Cash, cash equivalents and short-term investments increased $351 million from June 28, 2002 to June 27, 2003. This increase was primarily due to cash provided by operating activities and proceeds from the issuance of our common shares offset by distributions to shareholders and investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the fiscal year ended June 27, 2003 was $882 million and consisted primarily of net income plus depreciation and amortization partially offset by payments of $147 million to participants in our deferred compensation plan.

During fiscal year 2003, we invested approximately $516 million in property, equipment and leasehold improvements. The $516 million investment comprised:

•	$212 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$132 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$144 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$17 million for the purchase of a corporate aircraft; and

•	$11 million for other purposes.

In fiscal year 2004, we anticipate that our investment in property and equipment will increase to approximately $650 million to $700 million. This increase over our historic level is a result of our planned investment to expand our media production facility in Singapore. We expect our investment in subsequent years to return to budgeted levels of up to approximately $600 million per year. We plan to finance these investments from existing cash balances and cash flows from operations.

During the fiscal year ended June 28, 2002, we invested approximately $538 million in property, equipment and leasehold improvements. The $538 million investment comprised:

•	$275 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$149 million for our manufacturing facilities and equipment for the recording head operations in the United States, the Far East and Northern Ireland;

•	$84 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland; and

•	$30 million for other purposes.

For the fiscal year ended June 28, 2002, cash, cash equivalents and short-term investments decreased $66 million. The primary contributors to the decrease were the refinancing of all of our outstanding indebtedness, expenditures for property, equipment and leasehold improvements, and shareholder distributions. These uses of cash were substantially offset by cash provided by operating activities. During the quarter ended June 28, 2002, we repaid $883 million of long-term debt and refinanced it with $750 million of new long-term debt. Cash used to acquire property, equipment and leasehold improvements was $540 million for fiscal year 2002. Shareholder distributions included $33 million paid to Seagate Delaware’s former stockholders in connection with the final accounting for the November 2000 transactions and $167 million paid to shareholders of Seagate Technology, consisting of New SAC and certain employees. Cash provided by operating activities was $905 million and consisted primarily of net income plus depreciation and amortization and an increase in accounts payable.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Net cash provided by (used in) operating activities was $882 million for fiscal year 2003, $905 million for fiscal year 2002, $269 million for the period from November 23, 2000 to June 29, 2001 and $121 million for the period from July 1, 2000 to November 22, 2000. Net cash provided by operating activities for fiscal year 2003 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and deferred compensation payments. Net cash provided by operating activities for fiscal year 2002 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, deferred compensation and the write-off of debt issuance costs, and as adjusted to reclassify the cash payment for the redemption premium on the 12½% senior subordinated notes to net cash used in financing activities. Net cash provided by operating activities during the period from November 23, 2000 to June 29, 2001, was primarily attributable to a net loss, which was more than offset by net non-cash charges such as depreciation, amortization and in-process research and development and a decrease in net operating assets. Net cash provided by operating activities during the period from July 1, 2000 to November 22, 2000 was primarily attributable to a net loss, which was more than offset by net non-cash charges such as depreciation, amortization, deferred income taxes and compensation expense related to the acceleration of vesting of stock options in connection with the November 2000 transactions.

Net cash provided by (used in) investing activities was ($754) for fiscal year 2003, ($610) million for fiscal year 2002, ($1.140) billion for the period from November 23, 2000 to June 29, 2001 and $829 million for the period from July 1, 2000 to November 22, 2000. Net cash used in investing activities for fiscal year 2003 was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities. Net cash used in investing activities for fiscal year 2002 was primarily attributable to expenditures for property, equipment and leasehold improvements. Net cash used in investing activities during the period from November 23, 2000 to June 29, 2001, was primarily used to acquire property, equipment and leasehold improvements, the purchase of the rigid disc drive and storage area networks divisions of our predecessor, and purchases of short-term investments in excess of maturities. Net cash provided by investment activities during the period from July 1, 2000 to November 22, 2000, was primarily attributable to net sales and maturities of investments offset by expenditures for property, equipment and leasehold improvements and the establishment of a restricted cash account related to the transaction with VERITAS.

Net cash provided by (used in) financing activities was $9 million for fiscal year 2003, ($411) million for fiscal year 2002, $1.599 billion for the period from November 23, 2000 to June 29, 2001 and ($1.818) billion for the period from July 1, 2000 to November 22, 2000. Net cash provided by financing activities for fiscal year 2003 was primarily attributable to cash provided from the sale of our common shares partially offset by distributions to our shareholders. Net cash used in financing activities for fiscal year 2002 was primarily attributable to the refinancing and overall reduction of all of our outstanding indebtedness, payment of distributions to our shareholders and payment of the redemption premium on the 12 1/2% senior subordinated notes. Net cash provided by financing activities during the period from November 23, 2000 to June 29, 2001 was primarily a result of cash provided from the issuance of our term loans under our former senior secured credit facilities and 12 1/2% senior subordinated notes and cash provided from the issuance of stock to our parent company. Net cash used in financing activities during the period from July 1, 2000 to November 22, 2000, was attributable to excess cash provided to our predecessor’s parent company, Seagate Delaware, for distribution to its shareholders as a result of the November 2000 transactions and repayment of our predecessor’s senior notes and debentures.

Liquidity Sources and Cash Requirements and Commitments

Consistent with our quarterly dividend policy in effect at such time, our board of directors declared a quarterly distribution of $0.03 per share, or approximately $13 million, which was paid on May 23, 2003 to all common shareholders of record as of May 9, 2003, including New SAC.

On June 27, 2003, our board of directors amended our quarterly dividend policy and, pursuant to our amended dividend policy, we expect to pay our shareholders a quarterly distribution of up to $0.04 per share ($0.16 annually) so long as the aggregate amount of the distributions does not exceed 50% of our consolidated net income for the quarter in which the distributions are declared. Our ability to continue to pay quarterly distributions will be subject to, among other things, general business conditions within the rigid disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes. On July 14, 2003, our board of directors declared a quarterly distribution of $0.04 per share to be paid on or before August 22, 2003 to our shareholders of record as of August 8, 2003.

Our principal sources of liquidity as of June 27, 2003 consisted of: (1) $1.194 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $31 million had been used for outstanding letters of credit and bankers’ guarantees as of June 27, 2003, and (3) cash we expect to generate from operations during this fiscal year.

Since the closing of the November 2000 transactions, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, in the second half of fiscal year 2002 and through fiscal year 2003, we made distributions to our shareholders.

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

Our contractual cash obligations and commitments as of June 27, 2003 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2004	2005- 2006	2007- 2008	After 2008
Contractual Obligations:
Long term debt	$748	$5	$7	$336	$400
Capital leases	1	1	—	—	—
Operating leases	195	19	33	15	128

Subtotal	944	25	40	351	528
Commitments:
Capital expenditures	147	147	—	—	—
Letters of credit or bank guarantees	31	31	—	—	—

Subtotal	178	178	—	—	—

Total	$1,122	$203	$40	$351	$528

Under operating leases in the table above, we have included total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, and valuation of deferred tax assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts and valuation of inventory. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgement in determining the underlying estimates. Should actual experience in any period differ significantly from our estimates, our future results of operations could be materially affected. The actual results with respect to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no effect on our consolidated financial position or results of operations in fiscal year 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The provisions of SFAS 142 are effective for our fiscal year 2003. The adoption of SFAS 142 had no impact on our consolidated financial position or results of operations in fiscal year 2003.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 amends existing accounting guidance on asset impairment and provides an accounting model for long-lived assets to be disposed of. We adopted SFAS 144 in the first quarter of our fiscal year 2003. The adoption of SFAS 144 did not have a significant impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. We adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14, Product Warranty. We adopted the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 28, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. We adopted the disclosure requirements of SFAS 148 in the quarter ended March 28, 2003 and we will continue to use the intrinsic value method described in ABPO 25 in accounting for the fair value of stock awards issued to employees.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied beginning in our first quarter of fiscal year 2004. We do not believe that the adoption of FIN 46 will have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. We do not expect the provision of this statement to have a significant impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective beginning in our first quarter of fiscal year 2004. We do not expect the provision of this statement to have a significant impact on our results of operations or financial position.

Risk Factors

Risks Related to Our Business

Competition—Our industry is highly competitive and our products have experienced significant price erosion.

Even during periods when demand is stable, the rigid disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened and we are unable to offset these factors with new product introductions at higher average prices. As a result, our results of operations could be adversely affected.

Moreover, a significant portion of our success over the past two fiscal years is a result of increasing our market share at the expense of our competitors. Our current market share may be negatively affected by our customers’ preference to diversify their sources of supply or if they decide to meet their requirements by manufacturing rigid disc drives themselves, particularly in the enterprise sector. Any significant increase in market share by one of our competitors would likely result in a decline in our market share, which could adversely affect our results of operations.

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
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce rigid disc drives as a stand-alone product, and the term “captive” refers to rigid disc drive manufacturers that produce complete computer or other systems that contain rigid disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than rigid disc drives generally contribute a greater portion of the operating margin on a complete computer system than do rigid disc drives, captive manufacturers do not necessarily need to realize a profit on the rigid disc drives included in a computer system and, as a result, may be willing to sell rigid disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. To the extent we are not successful competing with captive or independent rigid disc drive manufacturers, our results of operations will be adversely affected.

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

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, IBM recently merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company that currently is 70% owned by Hitachi. As a part of this transaction, each of IBM and Hitachi has agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of rigid disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers;

•	competitive pressures resulting in lower selling prices, a condition that is exacerbated when competitors exit the industry or specific product lines and liquidate their remaining inventory;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	delays or problems in the introduction of our new products;

•	announcements of new products, services or technological innovations by us or our competitors;

•	increased costs or adverse changes in availability of supplies;

•	the impact of external factors, such as Severe Acute Respiratory Syndrome, or SARS, on customer demand or on our operations; and

•	the ability of our competition to regain their recent market share losses, particularly with respect to enterprise products, through the introduction of technologically advanced products and their ability to improve their operational execution.

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

Our rigid disc drives are components in computers, computer systems and storage subsystems. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for PCs tends to decrease, as does enterprise demand for computer systems and storage subsystems. Currently, demand for rigid disc drives in the enterprise sector is being adversely impacted as a result of the weakened economy and because enterprises have shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems have generally caused sharp declines in demand for rigid disc drive products. During economic slowdowns such as the one that began in 2001, our industry has experienced periods in which the supply of rigid disc drives has exceeded demand.

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

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for rigid disc drives. In particular, we anticipate that sales of our products will continue to be lower during the summer months than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales during the winter holiday season of PCs and consumer electronics. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods.

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

The rigid disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Because we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future. Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our rigid disc drives due to technological advances and an oversupply of rigid disc drives in the market, a condition that is exacerbated when competitors exit the industry or specific product lines and liquidate their remaining inventory;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Variable Product Life Cycles—The variability of product life cycles can make planning product transitions difficult.

Historically the rate of increase of areal density has grown rapidly; however, recently this rate of increase is slowing. Higher areal densities mean that fewer read/write heads and rigid discs are required to achieve a given rigid disc drive storage capacity. In addition, advances in computer hardware and software have led to the demand for successive generations of storage products with increased storage capacity and/or improved performance and reliability. As a result, product life cycles shortened because of recent rapid increases in areal density. The introduction of new rigid disc drives requires us to engage in new product qualifications with our customers and we expect to engage in several competitive product qualifications during the balance of this calendar year, particularly with respect to our notebook products, and on an ongoing basis in future years. Short product cycles make it more difficult to recover the cost of product development because those costs must be recovered over increasingly shorter periods of time during the life cycles of products.

In contrast to historical trends, based on our recent experience in the industry with respect to new product introductions, we believe that the current rate of increase in areal density is slowing from the rate of the last several years. We believe that this slowdown in the rate of increase in areal density will continue until a significant advance in technology for the electronic storage of data, such as perpendicular recording technology, becomes commercially available. When the rate of increase in areal density slows, it may contribute to increased average price erosion to the extent historical price erosion patterns continue, product life cycles are lengthened and our ability to introduce new products at higher prices is limited. In addition, the variability of product life cycles can make planning product transitions more difficult. To the extent that we prematurely discontinue a product, or do not timely introduce new products, our operating results may be adversely affected.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our original equipment manufacturer, or OEM, customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process can result in our losing sales to that customer until new products are introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume OEMs. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future.

Smaller Form Factor Rigid Disc Drives—If we do not successfully market smaller form factor rigid disc drives, our business may suffer.

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor rigid disc drives. Although we are currently shipping notebook drives to OEMs, we currently have not completed qualification programs with a number of OEMs which are material to the success of these products. Furthermore, our announced products only address a limited portion of the existing notebook market. We cannot assure you that we will receive additional qualifications or that we will be able to successfully compete in the market for smaller form factor rigid disc drives. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase.

Importance of Time-to-Market—Our operating results depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, we must be an early provider of new types of rigid disc drives featuring leading, high-quality technology. Our operating results in the past two years have substantially depended, and in the future will substantially depend, upon our ability to be among the first-to-market with new product offerings. Our market share will be adversely affected, which would harm our operating results, if we fail to:

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

Moreover, we face the related risk that consumers and businesses may wait to make their purchases if they want to buy a new product that has been shipped or announced but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may have become less efficient and cost effective compared to new products. As a result, even if we are among the first-to-market with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We and our competitors have developed improved products, and we will need to continue to do so in the future. For fiscal years 2002 and 2003, we had product development expenses of $698 million and $670 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis.

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

The rate of increase in areal density, or storage capacity per square inch on a disc, may be greater than the increase in our customers’ demand for aggregate storage capacity. As a result, our customers’ storage capacity needs may be satisfied with fewer rigid disc drives. In addition, as areal densities have increased, delivering products with the reliability and performance characteristics, as well as manufacturing yields, of prior product generations has become increasingly difficult. This may cause our OEM customers to delay transitions to our newer product offerings. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

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

For example, semiconductor memory is much faster than rigid disc drives, but currently is volatile in that it is subject to loss of data in the event of power failure and is much more costly than rigid disc drive technologies. Flash EEPROM, a nonvolatile semiconductor memory, is currently much more costly than rigid disc drive technologies and, while it has higher read performance than rigid disc drives, it has lower write performance. Flash EEPROM could become competitive in the near future for applications requiring less storage capacity than is required in traditional markets for our products.

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

Research and development expenses represent a significant portion of our fixed costs. As part of our vertical integration strategy, we explore a broad range of ways to improve rigid disc drives as well as possible alternatives to rigid disc drives for storing and retrieving electronic data. If we fail to develop new technologies in a timely manner, and our competitors succeed in doing so, our ability to sell our products could be significantly diminished. Conversely, if we over invest in technologies that can never be profitably manufactured and marketed, our results of operations could suffer. By way of example, we have incurred expenses in exploring new technologies for storing electronic data, including perpendicular recording technology, which involves a different orientation for the magnetic field than is currently used in rigid disc drives, and heat assisted magnetic recording technology, which uses heat generated by a laser to improve storage capacity. We believe these new technologies could significantly improve the storage capacity of rigid disc drives over the long-term. To date, we have not yet developed a commercial product based on these technologies. Furthermore, based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase of areal density is slowing as compared to its previous levels, which has lengthened the life cycles of existing products and may further postpone returns on our investments in new technologies. If we have invested too much in new technologies, our results of operations could be adversely affected. In addition, as we replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings. This could cause the market price of our common shares to decline.

Dependence on Supply of Equipment and Components—If we experience shortages or delays in the receipt of critical equipment or components necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of some equipment and components used to manufacture rigid disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application-specific integrated circuits, or ASICs, spindle motors and printed circuit boards. We rely on sole suppliers and a limited number of suppliers for some of these components, including the read/write heads and recording media that we do not manufacture, ASICs, spindle motors and printed circuit boards. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and have been forced to pay higher prices for some components that were in short supply in the industry in general.

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

For fiscal years 2002 and 2003, our top 10 customers accounted for approximately 63% and 63%, respectively, of our rigid disc drive revenue. Compaq Computer Corporation, together with Hewlett-Packard, accounted for approximately 20% of our rigid disc drive revenue for fiscal year 2002, and Hewlett-Packard accounted for approximately 18% of our rigid disc drive revenue for fiscal year 2003. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

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

Economic Risks Associated with International Operations—Our international operations subject us to risks related to currency exchange fluctuations, longer payment cycles for sales in foreign countries, seasonality and disruptions in foreign markets, tariffs and duties, price controls, potential adverse tax consequences, increased costs, our customers’ credit and access to capital and health-related risks.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal years 2002 and 2003, approximately 31% and 31%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 30% and 35%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asian and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Currently, we do not hedge our foreign exchange risk. We cannot assure you that fluctuations in foreign exchange rates will not have a negative effect on our operations and profitability.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, typically result in lower earnings during those periods.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

•	Health-Related Risks. We have manufacturing facilities in China, Singapore, Malaysia and Thailand, all of which are areas that have recently experienced outbreaks of SARS. An outbreak of SARS in or near any of our facilities could result in the quarantine or closure of such a facility and have an adverse effect on our results of operations and financial condition.

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

Many of our directors and executive officers hold ordinary shares of our parent company, New SAC, and some of them hold shares of capital stock and options to purchase the capital stock of our affiliate, Crystal Decisions, Inc., a business intelligence software solutions company. Ownership of the capital stock of our parent company and our affiliates by our directors and officers could create, or appear to create, potential conflicts of interest when our directors and officers are faced with decisions that could have different implications for us and for New SAC or our affiliates.

Some of our directors also serve on the board of New SAC, and on the boards of Certance Holdings, a tape drive company, and Crystal Decisions, a software company, both of which are owned by New SAC. Several of our executive officers also serve as officers and/or directors of those entities as well as of other affiliates of ours. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors and officers to us and to our parent company and affiliates, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional securities, the election of new or additional directors and the payment of distributions by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

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

If we are successful in acquiring other companies, these acquisitions may have an adverse effect on our operating results, particularly while the operations of the acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

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

In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s assertions against us, in a transaction which closed on July 31, 2003.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002 and in correspondence since that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents. We filed a declaratory judgment action in the Superior Court of California, seeking to clarify our rights to Read-Rite Corporation’s patented technology. Read-Rite Corporation responded by filing a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and, pursuant to a notice we received on June 19, 2003, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s assertions against us, in a transaction which closed on July 31, 2003.

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

Our success depends to a significant degree upon our ability to protect and preserve the proprietary aspects of our technology. However, we may be unable to prevent third parties from using our technology without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States, or protect us from independently developing or acquiring technology that is similar to ours. For example, in its bankruptcy proceedings under Chapter 7 of the U.S. Bankruptcy Code, Read-Rite Corporation’s patents and other intellectual property rights were sold to Western Digital Corporation, who will use this intellectual property to compete against us. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

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

Our operations inside and outside the United States are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. In addition to the U.S. federal, state and local laws to which our domestic operations are subject, our extensive international manufacturing operations subject us to environmental regulations imposed by foreign governments.

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

Several members of the United States Congress have introduced legislation relating to the U.S. federal tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. While we do not believe that this legislation, as currently proposed, would adversely affect us, the exact scope of the legislation and whether it will ultimately be enacted is unclear at this time. In addition, certain state legislatures have proposed similar legislation. Therefore, it is possible that federal or state legislation in this area, if enacted, could materially increase our future tax burden or otherwise affect our business.

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

We are leveraged and have significant debt service obligations. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks to you:

•	we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at floating rates;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability and the ability of our subsidiaries to pay distributions or make other restricted payments and investments.

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

Our existing debt instruments, including the indenture governing our outstanding 8% senior notes, impose, and the terms of any future debt may impose, operating and other restrictions on us. The indenture governing our 8% notes limits our ability to incur additional indebtedness if our consolidated coverage ratio, which is the ratio of the aggregate consolidated EBITDA of our subsidiary, Seagate Technology HDD Holdings, the issuer of our 8% senior notes, and its restricted subsidiaries, to the total interest expense of those entities, is less than or equal to 3.0 to 1.0 during any consecutive four-quarter period. Our existing debt instruments also limit, among other things, our ability to:

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

A breach of any of the restrictive covenants described above or our inability to comply with the required financial ratios could result in a default under our existing debt instruments. If a default occurs, the holders of our outstanding 8% senior notes may elect to declare all of our outstanding obligations, together with accrued interest and other fees, to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any future indebtedness, which would cause the market price of our common shares to decline significantly.

Risks Related to Our Common Shares

Control by Our Sponsor Group—Because our sponsor group, through its ownership of New SAC, will continue to hold a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

After the secondary public offering of our common shares by New SAC in July 2003, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 20.0%, 14.2%, 7.3%, 4.2% and 1.4%, respectively, of our outstanding common shares through their ownership of New SAC. The sponsors’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, the members of our sponsor group will continue to have the power to:

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

If New SAC or – after any distribution to our sponsors of our shares by New SAC – our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. By exercising their registration rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares, which would have the effect of diluting your percentage ownership of the common shares and could cause the price of our common shares to decline.

Volatile Public Markets—The price of our common shares may be volatile and could decline significantly.

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

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

Failure to Pay Quarterly Distributions—Our failure to pay quarterly distributions to our common shareholders could cause the market price of our common shares to decline significantly.

In accordance with our quarterly dividend policy in effect at such time, our board of directors declared and paid quarterly distributions of $0.03 per share, or approximately $13 million, to all of our shareholders of record as of each of February 14, 2003 and May 9, 2003, including New SAC. On June 27, 2003, our board of directors amended our dividend policy and, pursuant to our amended policy, we expect to pay our shareholders a quarterly distribution of up to $0.04 per share ($0.16 annually) so long as the aggregate amount of the distributions do not exceed 50% of our consolidated net income for the quarter in which the distributions are declared. On July 14, 2003, our board of directors declared a quarterly distribution of $0.04 per share to be paid on or before August 22, 2003 to our shareholders of record as of August 8, 2003.

Our ability to pay quarterly distributions will be subject to, among other things, general business conditions within the rigid disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions at historical levels could result in a persistently low market valuation of our common shares.

Taxation of Distributions—Certain U.S. shareholders may be ineligible for favorable U.S. federal income tax treatment on distributions on our common shares.

Because we did not have any current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended June 27, 2003, distributions on our common shares during this period were treated as a return of capital rather than dividend income for U.S. federal income tax purposes. There can be no assurance, however, that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we have current or accumulated earnings and profits for U.S. federal income tax purposes, distributions on our common shares will not be treated as a return of capital distribution and will be treated as dividend income.

Furthermore, we currently believe that we are a foreign personal holding company for U.S. federal income tax purposes. Under recent U.S. federal income tax legislation, U.S. shareholders who are individuals will not be eligible for reduced rates of taxation applicable to certain dividend income (currently a maximum rate of 15%) on distributions on our common shares if we qualify as a foreign personal holding company in the year in which such distributions were made or in the preceding taxable year. As a result, if distributions on our common shares are treated as dividend income because we have current or accumulated earnings and profits in the taxable year in which such distributions are made, U.S. shareholders who are individuals may not qualify for favorable U.S. federal income tax treatment under the new legislation.

Potential Governmental Action—Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recently, several state and other governmental officials have threatened to take legislative and other actions against U.S. companies that have expatriated to specific foreign jurisdictions. For example, the California state treasurer has requested that certain pension funds eliminate from their investment portfolios all public equity and fixed income holdings of companies that have reincorporated in foreign jurisdictions. If we are included within the scope of such legislation or governmental action, it may reduce the demand for, and have a material adverse effect on the price of, our common shares.

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

Our corporate affairs are governed by our second amended and restated memorandum and articles of association, by the Companies Law (2003 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

Because we are a Cayman Islands exempted company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio, or to hedge debt.

We invest in high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 27, 2003. All investments mature in three years or less.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value June 27, 2003
	(in millions)
Assets
Cash equivalents:
Fixed rate	$685						$685	$684
Average interest rate	1.11%						1.11%
Short-term investments:
Fixed rate	$14	$47	$118				$179	$180
Average interest rate	3.14%	2.02%	2.43%				2.38%
Variable rate	$265						$265	$265
Average interest rate	1.26%						1.26%
Total investment securities	$964	$47	$118				$1,129	$1,129
Average interest rate	1.18%	2.02%	2.43%				1.35%
Long-Term Debt
Fixed rate						$400	$400	$433
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B (LIBOR +2%)	$5	$4	$3	$336			$348	$348
	3.38%	3.38%	3.38%	3.38%			3.38%

Foreign Currency Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During fiscal year 2003, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 27, 2003	June 28, 2002
ASSETS (See Note 2)
Cash and cash equivalents	$749	$612
Short-term investments	445	231
Accounts receivable, net	611	614
Inventories	319	347
Other current assets	158	158

Total Current Assets	2,282	1,962

Property, equipment and leasehold improvements, net	1,111	1,022
Other assets, net	124	111

Total Assets (See Note 2)	$3,517	$3,095

LIABILITIES
Accounts payable	$640	$743
Affiliate accounts payable	11	12
Accrued employee compensation	217	190
Accrued deferred compensation	—	147
Accrued expenses	227	243
Accrued warranty	85	96
Accrued income taxes	179	170
Current portion of long-term debt	4	2

Total Current Liabilities	1,363	1,603

Accrued warranty	49	63
Other liabilities	44	39
Long-term debt, less current portion	745	749

Total Liabilities	2,201	2,454

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, $.00001 par value—100 million authorized; no shares issued or outstanding at June 27, 2003 and 450 million authorized; 400 million issued and outstanding at June 28, 2002, liquidation preference of $721	—	—
Common shares, $.00001 par value—1,250 million authorized; 438,870,267 issued and outstanding at June 27, 2003 and 600 million authorized; 2,320,127 issued and outstanding at June 28, 2002	—	—
Additional paid-in capital	640	598
Deferred stock compensation	(9)	—
Retained earnings	685	43

Total Shareholders’ Equity	1,316	641

Total Liabilities and Shareholders’ Equity	$3,517	$3,095

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Seagate Technology			Predecessor
	Year Ended June 27, 2003	Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
Revenue	$6,486	$6,087	$3,656	$2,310

Cost of revenue	4,759	4,494	2,924	2,035
Product development	670	698	388	409
Marketing and administrative	357	498	288	450
Amortization of intangibles	—	19	12	20
In-process research and development	—	—	52	—
Restructuring, net	9	4	66	19

Total operating expenses	5,795	5,713	3,730	2,933

Income (loss) from operations	691	374	(74)	(623)

Interest income	16	25	31	57
Interest expense	(47)	(77)	(54)	(24)
Gain on sale of SanDisk stock	—	—	—	102
Gain on sale of Veeco stock	—	—	—	20
Loss on LHSP investment	—	—	—	(138)
Debt refinancing charges	—	(93)	—	—
Other, net	—	10	(4)	(12)

Other income (expense), net	(31)	(135)	(27)	5

Income (loss) before income taxes	660	239	(101)	(618)
Provision for (benefit from) income taxes	19	86	9	(206)

Net income (loss) (1)	$641	$153	$(110)	$(412)

Net income per share:
Basic	$1.53	$0.38
Diluted	1.36	0.36

Number of shares used in per share calculations:
Basic	418	401
Diluted	470	428

(1)	During the six months ended June 27, 2003, the Company paid distributions of $26 million, or $0.06 per share in the aggregate, to all its common shareholders, including New SAC. Additionally, during the quarter ended December 27, 2002, immediately prior to the closing of its initial public offering, the Company paid a distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC. During the quarter ended March 29, 2002, the Company paid a distribution of $33 million, or $0.08 per share, to the holders of its then-outstanding shares, including New SAC.

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

	Seagate Technology			Predecessor
	Year Ended June 27, 2003	Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
OPERATING ACTIVITIES
Net income (loss)	$641	$153	$(110)	$(412)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	443	405	182	261
Deferred income taxes	(15)	62	—	45
In-process research and development charge	—	—	52	—
Non-cash portion of restructuring charge	(10)	1	14	7
Deferred compensation charge	—	147	—	—
Debt refinancing charges	—	93	—	—
Gain on sale of SanDisk stock	—	—	—	(102)
Loss on certain equity investments, net	—	—	—	134
Compensation expense related to accelerated vesting and exchange of stock options	—	—	—	567
Other, net	44	8	31	27

Changes in operating assets and liabilities:
Accounts receivable	(8)	(75)	(84)	181
Inventories	5	(57)	444	(195)
Accounts payable	(99)	225	(196)	40
Accrued expenses, employee compensation and warranty	63	(128)	(141)	(218)
Accrued income taxes	9	6	11	(153)
Accrued deferred compensation	(147)	—	—	—
Other assets and liabilities	(44)	65	66	(61)

Net cash provided by operating activities	882	905	269	121

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(516)	(540)	(239)	(265)
Purchases of short-term investments	(3,408)	(1,037)	(738)	(1,612)
Maturities and sales of short-term investments	3,194	989	673	2,628
Purchase of rigid disc drive operating assets and liabilities, net of cash acquired of $852	—	—	(800)	—
Restricted cash (TRA)	—	—	—	(150)
Proceeds from sale of certain investments	—	—	—	129
Proceeds from sale of SanDisk stock	—	—	—	105
Sale of XIOtech, net of repayment of intercompany debt	8	—	—	—
Sale of Reynosa facility	28	—	—	—
Other, net	(60)	(22)	(36)	(6)

Net cash provided by (used in) investing activities	$(754)	$(610)	$(1,140)	$829

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in millions)

	Seagate Technology			Predecessor
	Year Ended June 27, 2003	Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
FINANCING ACTIVITIES
Issuance of long-term debt, net of issuance costs	$—	$736	$861	$—
Repayment of long-term debt, including extinguishments of debt	(2)	(899)	(5)	(812)
Redemption premium on 12½% senior notes	—	(50)	—	—
Short-term borrowings	—	—	66	—
Repayment of short-term borrowings	—	—	(66)	—
Net change in investment by New SAC and its predecessor	—	—	—	(1,007)
Net repayments under loan agreements with affiliates	—	—	(7)	—
Investment by New SAC and issuance of common stock	—	—	751	—
Issuance of common shares in initial public offering	270	—	—	—
Proceeds from exercise of employee stock options	29	4	—	—
Distributions to shareholders	(288)	(200)	—	—
Other, net	—	—	(3)	1

Net cash provided by (used in) financing activities	9	(409)	1,597	(1,818)

Increase in cash and cash equivalents	137	(114)	726	(868)
Cash and cash equivalents at the beginning of the period	612	726	—	868

Cash and cash equivalents at the end of the period	$749	$612	$726	$—

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

COMBINED STATEMENT OF ACCUMULATED OTHER

COMPREHENSIVE INCOME (LOSS) AND BUSINESS EQUITY

For the Period from July 1, 2000 through November 22, 2000

(in millions)

	Predecessor
	Accumulated Other Comprehensive Income (Loss)	Business Equity
Balance at June 30, 2000	86	2,942
Comprehensive Income (Loss):
Net loss for period ended November 22, 2000	—	(412)
Unrealized loss on marketable securities	(88)	(88)
Foreign currency translation	2	2

Comprehensive loss	(86)	(498)
Net change in investment by Seagate Delaware	—	(2,444)

Balance at November 22, 2000	$—	$—

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 27, 2003 and June 28, 2002 and

For the Period from November 23, 2000 through June 29, 2001

(in millions)

	Number of Preferred Shares	Shares Amount	Number of Common Shares	Shares Amount	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit) and Accumulated Comprehensive Income (Loss)	Total
Balance at November 23, 2000		$—		$—	$—	$—	$—	$—
Investment by New SAC and issuance of stock	400				751			751
Adjustment for pushdown of purchase price allocation from New SAC					7			7
Net and comprehensive loss							(110)	(110)
Amortization of deferred compensation expense related to New SAC restricted share plans					5			5

Balance at June 29, 2001	400	—	—	—	763	—	(110)	653
Distributions to shareholders					(200)			(200)
Push down adjustment by New SAC related to FAS 109					14			14
Proceeds from exercise of employee stock options			2		4			4
Comprehensive income (loss):
Unrealized loss on interest rate swap agreement							(4)	(4)
Recognition of unrealized loss on interest rate swap agreement upon extinguishment of former senior secured credit facilities							4	4
Net income							153	153

Comprehensive income								153

Amortization of deferred compensation expense related to New SAC restricted share plans					17			17

Balance at June 28, 2002	400	—	2	—	598	—	43	641
Net income and comprehensive Income							642	642
Proceeds from exercises of employee stock options			13		29			29
Sale of XIOtech to New SAC in exchange for $32 note payable distributed to shareholders					(1)			(1)
Distributions to shareholders					(288)			(288)
Issuance of common shares in initial public offering			24		270			270
Conversion of preferred shares into common shares upon initial public offering	(400)		400
Amortization of deferred compensation related to New SAC restricted share plans					11			11
Deferred compensation					11	(11)		—
Amortization of deferred compensation						2		2
Compensation expense related to executive terminations					10			10

Balance at June 27, 2003	—	$—	439	$—	$640	$(9)	$685	$1,316

See notes to consolidated and combined financial statements.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” Prior to November 22, 2000, Seagate Technology did not have significant operations. As a result, the predecessor to Seagate Technology, the Seagate Technology Hard Disc Drive Business, an operating business of Seagate Delaware (“Predecessor”), is the combined rigid disc drive and storage area networks operating businesses of Seagate Delaware, and the combined financial position, results of operations, and cash flows of the Predecessor are presented in these financial statements on a comparative basis. Throughout these financial statements we make reference to the “Company” to refer to both Seagate Technology and its Predecessor.

On November 22, 2000, the predecessor to the Company’s parent, Seagate Delaware, Seagate Software Holdings, Inc., which we refer to herein as Seagate Software Holdings, a subsidiary of Seagate Delaware, and Suez Acquisition Company (Cayman) Limited, which we refer to herein as SAC, completed a stock purchase agreement and Seagate Delaware and VERITAS Software Corporation, which we refer to as VERITAS, completed an agreement and plan of merger and reorganization, which we refer to as the Merger Agreement. SAC was an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed solely for the purpose of entering into the stock purchase agreement and related acquisitions. SAC assigned all of its rights under the stock purchase agreement to New SAC, the parent of the Company. In addition, the rigid disc drive operating business was formed as a subsidiary of the Company, and was named Seagate Technology HDD Holdings and the storage area networks business was formed also as a subsidiary of the Company and was named Seagate Technology SAN Holdings.

On November 4, 2002, the Company sold XIOtech Corporation, a wholly-owned indirect subsidiary that operated the Company’s storage area networks operating business, to New SAC. At the time XIOtech was sold, New SAC, the Company’s parent, owned over 99% of the Company. See Note 12, Sale of XIOtech Corporation. On December 13, 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, as selling shareholder, at a price of $12 per share. Immediately prior to the closing of the initial public offering, the Company’s then-outstanding 400 million preferred shares owned by New SAC were converted into common shares on a one-to-one basis. The Company’s common shares began trading on December 11, 2002. As of June 27, 2003, New SAC owned 351.5 million common shares of the Company, or approximately 80.1% of total outstanding common shares. Additionally, on December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.”

In July 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. See Note 17. Subsequent Events—Consummation of Secondary Public Offering.

The Company designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. The Company sells its products to original equipment manufacturers (“OEM”) for inclusion in their computer systems or subsystems, and to distributors who typically sell to small OEMs, dealers, system integrators and other resellers.

Basis of Presentation—These financial statements have been prepared using the historical basis of accounting and are presented as if the Company existed separate from New SAC and Seagate Delaware during the periods presented. These financial statements include the historical assets, liabilities, revenues and expenses that are directly related to the Company’s operations. For certain assets and liabilities that are not specifically identifiable with the Company, estimates have been used to allocate such assets and liabilities to the Company by applying methodologies management believes are appropriate.

The statements of operations include all revenues and expenses attributable to the Company, including allocations of certain corporate administration, finance, and management costs. Such costs were proportionately allocated to the Company based on detailed inquiries and estimates of time incurred by corporate marketing and general administrative departmental managers. In addition, certain of the Company’s operations are shared locations involving activities that pertain to the Company as well as to other businesses of New SAC and its Predecessor, Seagate Delaware. Costs incurred in shared locations are allocated based on specific identification, or where specific identification is not possible, such costs are allocated between the Company and other businesses of New SAC and its Predecessor, Seagate Delaware based on the volume of activity, head count, square footage, and other methodologies that management believes are reasonable. Transactions and balances between entities and locations within the Company have been eliminated. Management believes that the foregoing allocations were made on a reasonable basis.

Certain non-operating assets and related non-operating income and expense are included in the historical results of the Company but are not part of continuing assets of the Company subsequent to the November 2000 transactions.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Critical Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company establishes certain distributor and original equipment manufacturer sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation and customer claim submittals. Significant variations in any of these factors could have a material effect on the Company’s operating results.

The Company’s warranty provision considers estimated product failure rates, trends and estimated repair or replacement costs. The Company uses a statistical model to help the Company with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on the Company if the actual rate of unit failure or the cost to repair a unit is greater than that which the Company has used in estimating the warranty expense accrual.

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that the assets will be realized.

The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts and valuation of inventory. The Company believes that these other accounting policies and other accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on its reported results of operations for a given period.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after eliminations of intercompany transactions and balances.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2001 comprised 52 weeks for the combined Company and Predecessor and ended on June 29, 2001. Fiscal years 2002 and 2003 both comprised 52 weeks and ended on June 28, 2002 and June 27, 2003, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. Fiscal year 2004 will be 53 weeks and will end on July 2, 2004.

Reclassifications—In fiscal year 2001, certain costs aggregating $10 million for the period from November 23, 2000 to June 29, 2001 and $72 million for the period from July 1, 2000 to November 22, 2000, associated with: (1) searching for or evaluating product or process alternatives: (2) modifying the formulation or design of products or processes; and (3) activities required to advance the design of products that were previously classified by the Predecessor in cost of revenue were reclassified to product development.

Foreign Currency Remeasurement and Translation—The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the remeasurement into U.S. dollars of amounts denominated in foreign currencies are included in net income (loss) for those operations whose functional currency is the U.S. dollar and translation adjustments are included in other comprehensive income (loss) and as accumulated other comprehensive income (loss), a separate component of shareholders’ equity (business equity for the Predecessor), for those operations whose functional currency is the local currency.

Derivative Financial Instruments—The Company applies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs—The Company’s revenue recognition policy complies with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from sales of products is generally recognized upon shipment when persuasive evidence of an arrangement exists, including a fixed price to the buyer, and collectibility is reasonably assured. Estimated product returns are provided in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and were not material for any period. The Company’s distribution customers are on a sell-in model, under which revenue is recognized when products are sold to distributors.

In the third quarter of fiscal year 2002, the Company’s North American distribution customers transitioned from a consignment model, under which the Company recognized revenue when distributors sold the Company’s products to their customers, to a sell-in model, under which the Company recognizes revenue when its products are sold to distributors. During fiscal year 2002, this transition resulted in a one-time increase in total revenue, operating income and net income of approximately 1%, 3% and 7%, respectively. In the third quarter of fiscal year 2002, this transition resulted in a one-time increase in total revenue, operating income and net income of approximately 4%, 9% and 9%, respectively.

Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” have been met.

Product Warranty—Enterprise products that are used in large scale servers and data warehousing systems are warranted for three to five years while personal storage products used in consumer and commercial desktop systems are warranted for one to three years. A provision for estimated future costs relating to warranty expense is recorded when revenue is recorded and is included in cost of revenue. The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date. Shipping and handling costs are also included in cost of revenue.

Inventory—Inventories are valued at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

Property, Equipment, and Leasehold Improvements—Land, equipment, buildings and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

Advertising Expense—The cost of advertising is expensed as incurred. Advertising costs were approximately $28 million and $29 million in fiscal years 2003 and 2002, respectively, and $30 million and $15 million for the periods from November 23, 2000 to June 29, 2001 and July 1, 2000 to November 22, 2000, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related interpretations.

Impact of Recently Issued Accounting Standards—In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior practice, which is generally recorded a liability only when a loss was probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company adopted the disclosure requirements of FIN 45 in the quarter ended December 27, 2002. See Note 14. Guarantees. The Company adopted the initial recognition and measurement provisions of FIN 45 prospectively in the quarter ended March 28, 2003. The implementation did not have a material impact on the Company’s financial position or results of operations.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company adopted the disclosure requirements of SFAS 148 in the quarter ended March 28, 2003 and will continue to use the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABPO 25”), in accounting for the fair value of stock awards issued to employees.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company’s first quarter of fiscal year 2004. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income, which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

Strategic Investments—The Company enters into certain strategic investments for the promotion of business and strategic objectives and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in other assets. A substantial majority of the Company’s marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholder’s equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Non-marketable investments are recorded at cost. The Company’s results of operations for the year ended June 27, 2003 included a write-down of $10 million in an investment in a private company.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Concentration of Credit Risk—The Company’s customer base for disc drive products is concentrated with a small number of systems manufacturers and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

Supplier Concentration—Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry.

For example, all of the Company’s disc drive products require ASIC chips, which are produced by a limited number of manufacturers. During the fourth quarter of fiscal year 2000 and the first half of fiscal year 2001, the Company experienced shortages and delays with regard to receipt of such chips. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect upon its results of operations.

Net Income Per Share

On November 22, 2000, New SAC contributed the hard disc drive business to the Company in exchange for all the then-outstanding capital stock, which comprised of 400 million shares of Seagate Technology’s Series A preferred shares. Each Series A preferred share owned by New SAC was convertible into a common share on a one-to-one basis, was entitled to receive dividends and distributions ratably with holders of the common shares, and had voting rights on an as if converted to common shares basis. For the purpose of computing basic and diluted net income per share, in periods when the Company has net income, the Series A preferred shares have been included in the denominator because, other than their preference in the event of a liquidation, dissolution, or winding up of the Company, the Series A preferred shares were effectively the same as common shares.

Prior to the stock purchase agreement executed by Suez Acquisition Company, the Predecessor had no outstanding share capital. Basic and diluted net income (loss) per share is not presented because the Predecessor had no formal capital structure. Basic and diluted net loss per share for the period from November 23, 2000 to June 29, 2001 is not presented because Seagate Technology had a net loss and had no outstanding common shares. The potential common shares represented by the assumed conversion of the Series A preferred shares into common shares would be antidilutive for the period from November 23, 2000 to June 29, 2001.

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the fiscal years ended June 27, 2003 and June 28, 2002 (in millions, except per share data):

	Fiscal Years Ended
	June 27, 2003	June 28, 2002
Numerator:
Net Income	$641	$153

Denominator:
Denominator for basic net income per share—weighted average number of preferred and common shares outstanding during the period	418	401

Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	52	27

Denominator for diluted net income per share	470	428

Basic net income per share	$1.53	$0.38

Diluted net income per share	$1.36	$0.36

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 or APBO 25 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25.

The Company continues to use the intrinsic value method under ABPO 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company, that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of trade options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

		Fiscal Years Ended
		June 27, 2003	June 28, 2002
Net income:
As reported		$641	$153
Add-back:	Stock-based employee compensation expense included in net income	2	—
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards	(38)	(16)

Pro forma net income		$605	$137

Basic earnings per share:
As reported		$1.53	$0.38
Pro forma		$1.45	$0.34

Diluted earnings per share:
As reported		$1.36	$0.36
Pro forma		$1.30	$0.32

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods because the Company only began granting options to employees in July 2001. See Note 3, Compensation—Stock-Based Benefit Plans, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

2. Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at June 27, 2003:

	Amortized Cost	Fair Value
	(in millions)
Money market mutual funds	$234	$234
U.S. government and agency obligations	171	171
Auction rate preferred stock	265	265
Corporate securities	459	459

Subtotal	1,129	1,129
Marketable equity securities	5	5

Total available-for-sale securities	$1,134	$1,134

Included in other assets		$5
Included in cash and cash equivalents		684
Included in short-term investments		445

		$1,134

The following is a summary of the fair value of available-for-sale securities at June 28, 2002:

	Amortized Cost	Fair Value
	(in millions)
Money market mutual funds	$180	$180
U.S. government and agency obligations	40	40
Auction rate preferred stock	176	176
Municipal bonds	1	1
Corporate securities	388	388

Subtotal	785	785
Marketable equity securities	7	7

Total available-for-sale securities	$792	$792

Included in other assets		$7
Included in cash and cash equivalents		554
Included in short-term investments		231

		$792

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	June 27, 2003	June 28, 2002
	(in millions)
Due in less than 1 year	$450	$429
Due in 1 to 3 years	180	—

	$630	$429

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Fair Value Disclosures—The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, notes, marketable equity securities, debentures and interest rate swap agreements are estimated based on quoted market prices.

The carrying values and fair values of the Company’s financial instruments are as follows:

	June 27, 2003		June 28, 2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in millions)
Cash equivalents	$684	$684	$554	$554
Short-term investments	445	445	231	231
Marketable equity securities	5	5	7	7
8.0% senior subordinated notes, due 2009	(400)	(433)	(400)	(400)
Senior Credit Facilities:
Libor plus 2% Term Loan B	(348)	(348)	(350)	(350)
Interest rate swaps (3 month LIBOR)	—	—	(4)	(4)

Derivative Financial Instruments—The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for trading purposes. During fiscal years 2003 and 2002, the period from November 23, 2000 to June 29, 2001 and the period from July 1, 2000 to November 22, 2000, the Company did not have any foreign currency forward exchange or purchased currency option contracts.

In December 2000, the Company entered into interest rate swap agreements to hedge a portion of its floating rate debt as required under the terms of the loan agreement. On May 13, 2002, in connection with the repayment of the former senior secured credit facilities, a loss of $4 million under the swap agreement was recognized and included as an element of the debt refinancing charges. The swap agreement was then redesignated as a hedge for a portion of the floating rate debt under the new senior secured credit facilities. The interest rate swap agreement expired in November 2002. The Company does not enter into swap agreements for trading purposes.

The Company does transact business in various foreign countries and its primary foreign currency cash flows are in emerging market countries in Asia and in some European countries. Net foreign currency transaction gains and losses included in the determination of net income (loss) were a gain of $1 million for fiscal year 2003, a loss of $8 million for fiscal year 2002, and gains of $3 million and $1 million for the period from November 23, 2000 to June 29, 2001 and July 1, 2000 to November 22, 2000, respectively.

Accounts Receivable

	June 27, 2003	June 28, 2002
	(in millions)
Accounts Receivable:
Accounts receivable	$643	$643
Allowance for non-collection	(32)	(29)

	$611	$614

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(in millions)
Seagate Technology
Year Ended June 27, 2003	$29	$5	$2	$32
Year Ended June 28, 2002	$92	$25	$88	$29
Period from November 23, 2000 to June 29, 2001	$74	$18	$—	$92
Predecessor
Period from July 1, 2000 to November 22, 2000	$70	$5	$1	$74

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	June 27, 2003	June 28, 2002
	(in millions)
Inventories:
Components	$71	$54
Work-in-process	38	34
Finished goods	210	259

	$319	$347

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in Years	June 27, 2003	June 28, 2002
		(in millions)
Land		$20	$22
Equipment	3–4	1,480	1,025
Building and leasehold improvements	Life of lease–30	330	309
Construction in progress		136	144

		1,966	1,500
Less accumulated depreciation and amortization		(855)	(478)

		$1,111	$1,022

Equipment and leasehold improvements include assets under capitalized leases. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $390 million, $320 million, $164 million and $238 million for fiscal years 2003 and 2002 and the periods from November 23, 2000 to June 29, 2001 and July 1, 2000 to November 22, 2000, respectively.

Intangibles

Other intangible assets consist of trademarks, assembled workforces, distribution networks, developed technology, and customer bases related to acquisitions accounted for by the purchase method. Amortization of purchased intangibles, other than acquired developed technology, is provided on a straight-line basis over the respective useful lives of the assets ranging from 36 to 60 months for trademarks, 24 to 60 months for assembled workforces and distribution networks, and 12 to 48 months for customer bases. In-process research and development without alternative future use is expensed when acquired.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

In fiscal year 2002 and prior periods, in accordance with SFAS 121, the carrying value of other intangibles and related goodwill was reviewed if the facts and circumstances suggest that they might be permanently impaired. If the review indicated these assets’ carrying value was not recoverable, as determined based on the undiscounted net cash flows of the entity acquired over the remaining amortization period, the Company’s carrying value was reduced to its estimated fair value, first by reducing goodwill, and second by reducing long-term assets and other intangibles (generally based on an estimate of discounted future net cash flows). Goodwill and other intangibles are being amortized on a straight-line basis over periods ranging from two to fifteen years. Accumulated amortization of intangibles was $3 million, $1 million, and $17 million at June 27, 2003, June 28, 2002 and June 29, 2001, respectively.

In the fourth quarter of fiscal year 2002, the Company reduced its valuation allowance for deferred tax assets recorded in connection with the November 2000 transactions to reflect the realization of acquired tax benefits in the Company’s income tax returns. As a result of the application of SFAS 109, “Accounting for Income Taxes,” $104 million of the reduction in valuation allowance resulted in an increase to the amount of unamortized negative goodwill and was allocated on a pro rata basis to reduce the purchase price of all remaining long-lived intangible assets acquired in the November 2000 transactions. As a result, the carrying value of all remaining intangible assets that were acquired in the November 2000 transactions was reduced from $104 million to zero.

Long-Term Debt and Credit Facilities

On May 13, 2002, the Company and its subsidiaries completed a refinancing of all its outstanding debt obligations. The refinancing was completed when the Company’s wholly-owned subsidiaries, Seagate Technology HDD Holdings (“HDD”) and Seagate Technology (US) Holdings, Inc., entered into new senior secured credit facilities with a group of banks that permit up to $500 million of borrowings consisting of a $150 million revolving credit and a five-year $350 million, LIBOR + 2% term loan facility that was drawn in full as part of the refinancing. At the same time, HDD issued $400 million aggregate principal amount of 8% senior notes due 2009. In addition, Seagate Technology International (“STI”), a wholly-owned subsidiary of HDD, initiated a tender offer to purchase its outstanding 12 1/2% senior subordinated notes due 2007. On May 13, 2002, all of the 12 1/2% senior subordinated notes were paid. In addition, on May 13, 2002, STI and Seagate Technology (US) Holdings, Inc. repaid the remaining balance outstanding of $679 million, including accrued interest, on its Term A and Term B bank loans.

Neither the credit agreement governing the new senior secured credit facilities nor the indenture governing the outstanding 8% senior notes due 2009 impose any restrictions on the ability of the Company’s consolidated subsidiaries to transfer funds to HDD, a co-borrower under the new senior secured credit facilities and the issuer of the outstanding notes, in the form of dividends, loans or advances. The new senior secured credit facilities are secured by a first priority pledge of substantially all the tangible and intangible assets of HDD and many of its subsidiaries. In addition, Seagate Technology and many of its direct and indirect subsidiaries have guaranteed the obligations under the new senior secured credit facilities.

As a result of the refinancing, $93 million was charged to operations in the quarter ended June 28, 2002. The $93 million charge was comprised of a $50 million redemption premium on the 12 1/2% senior subordinated notes, $31 million write-off of capitalized debt issue costs related to the prior senior debt obligations (Term A and Term B loans) and the 12 1/2% senior subordinated notes, $7 million write off of unamortized discount on the 12 1/2% senior subordinated notes, a $4 million loss on the interest rate swap related to one of the term loans comprising the former senior credit facilities and $1 million of other costs and expenses.

Long-term debt consisted of the following:

	June 27, 2003	June 28, 2002
	(in millions)
LIBOR plus 2.0% term loan B	$348	$350
8.0% senior subordinated notes	400	400
Capitalized lease obligations with interest at 14% to 19.25% collateralized by by certain manufacturing equipment and buildings	1	1

	749	751
Less current portion	4	2

	$745	$749

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

At June 27, 2003, future minimum principal payments on long-term debt and capital lease obligations were as follows:

Fiscal Year
2004	$5
2005	3
2006	4
2007	336
2008	—
Thereafter	400

$748

As of June 27, 2003, the Company had $31 million of outstanding standby letters of credit and bankers’ guarantees issued under the $150 million revolving credit facility that was established at the time of the May 13, 2002 refinancing.

The Company is restricted in its ability to pay distributions to its shareholders by the covenants contained in the indenture governing its senior notes and the credit agreement governing its senior secured credit facilities. The covenants contained in the indenture governing the Company’s senior notes limit the aggregate amount of restricted payments, including distributions to shareholders. Currently, the most significant restriction on the Company’s ability to pay dividends is under the credit agreement governing the Company’s senior secured credit facilities which limits annual distributions to $80 million. The Company’s declaration of distributions is also subject to Cayman Islands law and the discretion of its board of directors.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

3. Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 40l(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. The Company may make annual contributions at the discretion of its board of directors. During fiscal years 2003 and 2002 and the period from November 23, 2000 to June 29, 2001, the Company made contributions of $15 million, $13 million and $9 million, respectively. For the period from July 1, 2000 to November 22, 2000, Seagate Delaware made contributions of $5 million.

Stock-Based Benefit Plans

Share Option Plan—Options granted under the Seagate Technology 2001 Share Option Plan (the “Seagate Technology Option Plan”) were granted at fair market value and expire ten years from the date of grant. The following is a summary of stock option activity for the Seagate Technology Option Plan:

	Options Outstanding
	Number of Shares	Weighted Average Price per Share	Shares Available for Future Grants
	(number of shares in millions)
November 23, 2000	—	$—	—
Shares authorized	—	—	100.0

Balance June 29, 2001	—	—	100.0
Granted	80.5	2.73	(80.5)
Exercised	(2.3)	2.30	—
Cancelled	(6.2)	2.33	6.2

Balance June 28, 2002	72.0	2.78	25.7
Granted	17.3	10.09	(17.3)
Exercised	(12.5)	2.38	—
Cancelled	(3.7)	3.40	3.7

Balance June 27, 2003	73.1	$4.55	12.1

Options exercisable at the end of fiscal year 2003 were approximately 26,545,585 at a weighted average exercise price of $2.49. Options exercisable at the end of fiscal year 2002 were approximately 23,154,473 at a weighted average exercise price of $2.30.

Employees of the Company were eligible to participate in Seagate Delaware’s stock option plans. Options granted under Seagate Delaware’s stock option plans were granted at fair market value, expired ten years from the date of the grant and generally vested in four equal annual installments, commencing one year from the date of the grant. On November 22, 2000, in connection with the VERITAS merger, vesting of Seagate Delaware options were accelerated. Prior to the acceleration, options outstanding as of November 22, 2000 were approximately 23 million.

Executive Stock Plan—Seagate Delaware had an Executive Stock Plan under which senior executives of the Company were granted the right to purchase shares of the Seagate Delaware’s common stock at $0.01 per share. The difference between the fair market value of the shares on the measurement date and the exercise price was recorded as deferred compensation by Seagate Delaware and was charged to operations of the Company over the vesting period of four to seven years. At November 22, 2000, 1,590,000 restricted shares were outstanding to the employees of the Company.

On November 22, 2000, and in connection with the merger with VERITAS, Seagate Delaware accelerated vesting on 207,000 restricted shares and recorded $3.4 million of compensation expense in connection with the exchange of such shares for merger consideration. All remaining restricted stock was canceled and holders of such stock were eligible to participate in a deferred cash compensation plan and received ordinary and preferred shares of New SAC.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Deferred Stock Compensation—In connection with certain stock options granted during the six-month period ended December 27, 2002, the Company recorded deferred stock compensation totaling $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through June 27, 2003, the Company has amortized approximately $2 million of such compensation expense.

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

Assumptions Used in Determining Pro Forma Information—See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

As a result of the November 2000 transactions, all stock options other than stock options included in the management rollover, were accelerated and exercised. The full fair value of these stock options amounting to $567 million was recorded as compensation in the period from July 1, 2000 to November 22, 2000. Of the $567 million, $265 million was allocated to cost of revenue, $116 million was allocated to product development expense, and $185 million was allocated to marketing and administrative expense. In these circumstances and because of the significant change in the Company’s ownership and equity structure, the Company believes the pro forma net income (loss) information, for the period from July 1, 2000 to November 2000, as required by SFAS 123 is not meaningful and such information has not been provided.

Up to the Company’s initial public offering of its common stock in December 2002, the fair value of the Company’s stock options was estimated using the minimum value method. For all employee stock options issued in fiscal year 2003 subsequent to December 11, 2002, the first trading day of the Company’s stock, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor using estimated based on the stock volatilities of the Company’s publicly traded competitors.

The following table summarizes information about options outstanding at June 27, 2003 (shares in millions).

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.30 – 3.82	45.8	8.1	$2.30	25.6	$2.30
3.83 – 5.73	9.4	8.6	5.00	.4	5.00
5.74 – 9.55	6.0	9.6	9.01	—	9.14
9.56 – 11.45	11.2	9.5	10.44	.5	9.99
11.46 – 13.36	.3	9.8	11.94	—	—
13.37 – 15.27	.3	9.6	14.08	—	13.73
15.28 – 19.09	.1	9.9	16.36	—	16.44

$2.30–$19.09	73.1	8.5	$4.55	26.5	$2.49

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

The fair value of the Company’s stock options granted to employees for fiscal years 2003 and 2002 was estimated assuming no expected dividends (for periods prior to December 27, 2002) and the following weighted average assumptions:

	Post-IPO 2003	Pre-IPO 2003	2002
Option Plan Shares
Expected life (in years)	3.0	3.0	10.0
Risk-free interest rate	2.1 – 3.0%	2.1 – 3.0%	4.5%
Volatility	0.83	Minimum	Minimum
Expected dividend	0.71 – 1.2%	—	—

ESPP Plan Shares
Expected life (in years)	0.5 – 1.0	—	—
Risk-free interest rate	1.2 – 1.3%	—	—
Volatility	0.74 – 0.91	—	—
Expected dividend	1.2%	—	—

The Company’s initial public offering of its common shares was completed on December 13, 2002. The weighted average fair value of stock options granted under the Seagate Technology Option plan was $4.80 and $0.95 for fiscal years 2003 and 2002, respectively. The weighted average fair value of stock options granted under the ESPP plan was $3.31 for fiscal year 2003.

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust” (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition all earnings and expenses of the rabbi trust are recorded in the Company’s financial statements.

Seagate Technology Share Option Plan

In December 2000, the Company’s board of directors adopted the Seagate Technology Share Option Plan (the “Seagate Technology Option Plan”). Under the terms of the Seagate Technology Option Plan eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. In January 2002, the Seagate Technology Option Plan was amended to increase the maximum number of common shares issuable under the Seagate Technology Option Plan from 72 million to 100 million. No options to purchase the Company’s common shares had been issued through June 29, 2001. From July 1, 2001 through June 27, 2003, options to purchase 87,954,753 common shares were granted to employees under this share option plan, net of cancellations. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Post-Retirement Health Care Plan

In fiscal year 2000, Seagate Delaware adopted a post-retirement health care plan that offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older.

The following table provides a reconciliation of the changes in the post-retirement health care plan’s benefit obligation and a statement of the funded status as of June 27, 2003 and June 28, 2002:

	June 27, 2003	June 28, 2002
	(in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$26	$26
Service and interest cost	2	3
Actuarial (gain)	—	(3)

Benefit obligation at end of year	$28	$26

Funded Status of the Plan
Unamortized actuarial gain	$(6)	$(6)
Accrued benefit liability recognized in the balance sheet at end of year	28	26

Accrued benefit cost	$22	$20

Net periodic benefit cost for the years ended June 27, 2003 and June 28, 2002 was as follows:

	2003	2002
	(in millions)
Service cost	$1	$1
Interest cost	1	2

Net periodic benefit cost	$2	$3

Weighted-Average Actuarial Assumptions:

A discount rate of 6.25% was used in the determination of the accumulated benefit obligation.

The Company’s future medical benefit costs were estimated to increase at an annual rate of 11% during 2003, decreasing to an annual growth rate of 5% in 2009 and thereafter. The Company’s cost is capped at 200% of the fiscal year 1999 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained. A 1% change in these annual trend rates would not have a significant impact on the accumulated post-retirement benefit obligation at June 27, 2003, or the 2003 benefit expense. Claims are paid as incurred.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

4. Income Taxes

The U.S. federal and state tax Allocation Agreement (“Tax Allocation Agreement”) between the Predecessor and its U.S. subsidiaries was terminated on November 22, 2000, and the Company no longer files its federal income tax returns on a consolidated basis with affiliates of New SAC. Therefore, the Company does not benefit from nor does the Company reimburse any affiliates of New SAC pursuant to the Tax Allocation Agreement for U.S. federal tax losses that may be sustained subsequent to consummation of the November 2000 transactions. In prior periods, the Predecessor had recorded substantial intercompany payables for utilization of tax losses of its U.S. subsidiaries that have been netted against the Predecessor’s business equity interest in the U.S. subsidiaries.

Certain U.S. subsidiaries of the Company are included in certain unitary and combined U.S. state tax returns with certain U.S. affiliates of New SAC and have entered into a tax sharing agreement effective November 23, 2000. Pursuant to the terms of the state tax sharing agreement (“State Tax Allocation Agreement”), hypothetical U.S. state tax returns (with certain modifications) are calculated as if the U.S. subsidiaries of the Company were filing on a separate return basis. The Company’s U.S. subsidiaries are required to reimburse participating New SAC U.S. affiliates to the extent the Company’s U.S. subsidiaries utilize the tax attributes of these U.S. affiliates of New SAC to reduce their separately computed income tax liabilities within 30 days of the close of the fiscal year such affiliates would have otherwise been able to utilize their own tax attributes. If New SAC’s participating U.S. affiliates utilize tax attributes of the Company’s U.S. subsidiaries, the Company’s U.S. subsidiaries will be reimbursed for those tax attributes within 30 days of the close of the fiscal year during which the Company’s U.S. subsidiaries would have otherwise been able to utilize the tax attributes to reduce their separately computed tax liabilities. As of June 27, 2003, there were no outstanding balances for taxes due to or from any New SAC affiliates.

The provision for (benefit from) income taxes consisted of the following:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Current Tax Expense (Benefit):
U.S. Federal	$—	$—	$—	$(188)
U.S. State	—	—	—	(75)
Foreign	34	24	9	12

	34	24	9	(251)

Deferred Tax Expense (Benefit):
U.S. Federal	$(18)	$66	$—	$7
U.S. State	(3)	8	—	38
Foreign	6	(12)	—	—

	(15)	62	—	45

Provision for (Benefit from) income taxes	$19	$86	$9	$(206)

Income (loss) before income taxes consisted of the following:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
U.S.	$198	$(83)	$(296)	$609
Foreign	462	322	195	(1,227)

	$660	$239	$(101)	$(618)

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

For the fiscal year ended June 27, 2003, the pro forma information assuming a tax provision based on a separate state return basis is as follows (in millions):

Income before income taxes	$660
Provision for income taxes	19

Net Income	$641

Approximately $115 million of U.S. income tax benefits related to the exercise of certain employee stock options decreased accrued income taxes and was credited to additional paid-in capital in the period from July 1, 2000 to November 22, 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 27, 2003	June 28, 2002
	(in millions)
Deferred Tax Assets
Accrued warranty	$53	$67
Inventory valuation accounts	28	37
Receivable reserves	17	13
Accrued compensation and benefits	48	81
Depreciation	103	136
Restructuring allowance	4	8
Other accruals	37	37
Acquisition related items	2	60
Net operating losses and tax credit carry-forwards	189	100
Other assets	9	5

Total Deferred Tax Assets	490	544
Valuation allowance	(416)	(486)

Net Deferred Tax Assets	$74	$58

As Reported on the Balance Sheet
Other current assets	$49	$33
Other assets, net	25	25

Net Deferred Tax Assets	$74	$58

In connection with the purchase of the operating assets of Seagate Delaware, the Company recorded a $434 million valuation allowance for deferred tax assets. The $434 million of deferred tax assets subject to the valuation allowance arose primarily as a result of the excess tax basis over the fair values of acquired property, plant and equipment, and liabilities assumed for which the Company expects to receive tax deductions in its U.S. federal and state income tax returns in future periods. The Company also recorded $63 million of deferred tax liabilities as a result of the excess of the fair market value of inventory and acquired intangible assets over their related tax bases.

During the fourth quarter of fiscal year 2002, the Company reduced to zero the $104 million net carrying value of long-lived intangibles recorded in connection with the purchase of the operating assets of Seagate Delaware in order to reflect tax benefits recognized by the Company in its U.S. income tax returns attributable to acquisition related deferred tax assets in accordance with SFAS 109. Subsequent reductions in the valuation allowance recorded for deferred tax assets in connection with the purchase of the operating assets of Seagate Delaware will result in an income tax benefit when, and if, realized in future periods.

At June 27, 2003, the Company had recorded $74 million of deferred tax assets. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. taxable income in fiscal years 2004 and 2005. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future taxable income.

In fiscal year 2003, the valuation allowance decreased by $70 million. In fiscal year 2002, the valuation allowance decreased by $20 million. In the period from November 23, 2000 to June 29, 2001, the valuation allowance increased by $506 million. In the period from July 1, 2000 to November 22, 2000, the net change in valuation allowance was zero.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Approximately $35 million of the valuation allowance as of June 27, 2003 was attributable to the U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital when, and if, realized.

At June 27, 2003, the Company had U.S. and foreign net operating loss carryforwards of approximately $269 million and $75 million, respectively, which will expire at various dates beginning in 2004, if not utilized. At June 27, 2003, the Company had U.S. tax credit carryforwards of $49 million, that will expire at various dates beginning in 2006, if not utilized.

Utilization of the U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss or tax credit carry-forwards before utilization.

The applicable statutory rate in the Cayman Islands was zero for Seagate Technology for fiscal years ended June 27, 2003, June 28, 2002 and the period from November 23, 2000 to June 29, 2001. The applicable statutory rate in the U.S. for the Predecessor was 35%. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied for Seagate Technology and the U.S. federal statutory rate of 35% is applied for the Predecessor as follows:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Provision (benefit) at U.S. notional or U.S. federal statutory rate	$231	$84	$(35)	$(216)
State income tax provision (benefit), net of U.S. notional or U.S. federal income tax benefit	(3)	5	—	(24)
Write-off of in-process research and development	—	—	10	—
Nondeductible acquisition related items	—	—	16	—
Valuation allowance	(87)	83	72	—
Nondeductible goodwill	—	—	—	9
Foreign earnings not subject to U.S. notional or U.S. federal tax	(127)	(89)	(59)	—
Foreign losses not benefited	—	—	—	13
Benefit from net earnings of foreign subsidiaries considered to be permanently reinvested in non-U.S. operations	—	—	—	(2)
Other individually immaterial items	5	3	5	14

Provision for (Benefit from) income taxes	$19	$86	$9	$(206)

A substantial portion of the Company’s Asia Pacific manufacturing operations in Malaysia, Singapore and Thailand operate under various tax holidays, which expire in whole or in part during fiscal years 2004 through 2010. Certain of the tax holidays may be extended if specific conditions are met. As of June 30, 2003, the Company’s manufacturing operations in China no longer operate under a tax holiday. The net impact of these tax holidays was to increase the Company’s net income by approximately $84 million ($0.18 per share, diluted) in fiscal year 2003, to increase the Company’s net income by approximately $74 million ($0.17 per share, diluted) in fiscal year 2002 and to decrease the loss by approximately $36 million in the period from November 23, 2000 to June 29, 2001.

As a result of the sale of the operating assets of Seagate Delaware and the ensuing corporate structure, the Company now consists of a foreign parent holding company with various foreign and U.S. subsidiaries. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

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

As of June 27, 2003, accrued income taxes include $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. The Company believes that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are less than the $125 million indemnification amount, the difference will be recorded as an income tax benefit and may significantly affect the Company’s effective tax rate for the period in which the settlement occurs.

Certain of the Company’s foreign tax returns for various fiscal years are under examination by tax authorities. The Company believes that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

5. Supplemental Cash Flow Information

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Cash Transactions:
Cash paid for interest	$49	$58	$50	$26
Cash paid (received) for income taxes, net of refunds	27	18	6	(63)

The components of depreciation and amortization expense are as follows:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Depreciation	$390	$320	$164	$238

Amortization:
Goodwill and intangibles	2	28	17	26
Deferred compensation	12	12	5	2
Other assets	39	45	(4)	(5)

	$443	$405	$182	$261

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

6. Restructuring Costs

During fiscal year 2003, the Company recorded $19 million in restructuring charges. The Company also reduced a restructuring accrual previously recorded by its predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $9 million for fiscal year 2003.

Of the $19 million, $17 million was incurred in the quarter ended September 27, 2002 as a result of a restructuring plan, which the Company refers to as the fiscal year 2003 restructuring plan, established to continue the alignment of the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in its workforce of approximately 3,750 employees, 3,410 of whom had been terminated as of June 27, 2003. The fiscal year 2003 restructuring plan was substantially complete at June 27, 2003.

The remaining $2 million restructuring charge was incurred in the quarter ended June 27, 2003 and was comprised of employee termination costs relating to a workforce reduction of approximately 686 employees in the Company’s Thailand operations. These restructuring activities were completed in July 2003.

During fiscal year 2002, the Company recorded $13 million in restructuring charges and reversed $9 million of restructuring charges recorded in prior fiscal years resulting in a net restructuring charge of $4 million. The restructuring plan implemented in fiscal year 2002 (the “fiscal year 2002 restructuring plan”) was established to align the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its IT operations and in its Far East operations in China. The restructuring charges were comprised of $10 million for employee termination costs, $2 million for contract cancellations and $1 million for the write-off of excess manufacturing equipment. The fiscal year 2002 restructuring plan was substantially complete prior to the end of the first quarter of fiscal year 2003.

As part of the November 2000 transactions, the Company assumed all restructuring liabilities previously recorded by Seagate Delaware relating to the Predecessor, including $41 million related to restructuring activities announced in fiscal year 2000 and $3 million related to restructuring activities announced in fiscal year 2001. During the year ended June 29, 2001, the Company recorded restructuring charges totaling $107 million. Of the $107 million, $98 million was a result of a restructuring plan established to continue the alignment of the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its Far East operations in Thailand and Malaysia (the “fiscal 2001 restructuring plan”). The remaining $9 million consisted of a $3 million employee termination benefit adjustment to the original estimate related to the fiscal 2000 restructuring plan and $6 million in additional restructuring charges for adjustments to original lease termination cost estimates to the fiscal year 1998 restructuring plan. The fiscal 2001 restructuring plan includes workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations. The restructuring charges were comprised of $59 million for employee termination costs; $22 million for the write-off of owned facilities located in Thailand and Malaysia; $13 million for the write-off of excess manufacturing, assembly and test equipment; $3 million in lease termination costs; and $1 million in other expenses. Prior to these restructuring activities, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities.

In June 2001, the Company reversed $22 million of its restructuring accruals comprised of $11 million of restructuring reserves recorded in the current fiscal year and $11 million of restructuring reserves recorded in prior fiscal years. This reversal included $13 million of valuation reserves classified elsewhere on the balance sheet. In addition, reclassifications between cost categories within the restructuring reserve were made as a result of differences between original estimates and amounts actually incurred or expected to be incurred.

In connection with the fiscal year 2001 restructuring plan, the Company’s planned workforce reduction and other restructuring activities were substantially complete as of March 29, 2002.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

The following table summarizes the Company’s and the Predecessor’s restructuring activities for fiscal years ended June 27, 2003, June 28, 2002 and June 29, 2001:

	Severance and Benefits	Excess Facilities	Equipment	Contract Cancellations	Other	Total
	(in millions)
The Predecessor

Reserve balances, June 30, 2000	$23	$10	$—	$5	$15	$53
Restructuring charge	6	12	1	—	—	19
Cash charges	(14)	(5)	—	—	(3)	(22)
Non-cash charges	—	(6)	(1)	—	—	(7)

Reserve balances, November 22, 2000	$15	$11	$—	$5	$12	$43

Seagate Technology

Reserve balances, November 23, 2000	$15	$11	$—	$5	$12	$43
Restructuring charge	56	19	12	—	1	88
Cash charges	(30)	(2)	—	—	(4)	(36)
Non-cash charges	—	(7)	(7)	—	—	(14)
Adjustments and reclassifications	(7)	(10)	(5)	—	—	(22)

Reserve balances, June 29, 2001	34	11	—	5	9	59

Restructuring charge	10		1	2	—	13
Cash charges	(37)	(7)	—	(1)	(3)	(48)
Non-cash charges	—	—	(1)	—	—	(1)
Adjustments and reclassifications	(3)	5	—	(5)	(6)	(9)

Reserve balances, June 28, 2002	4	9	—	1	—	14

Restructuring charge	19	—	—	—	—	19
Cash charges	(18)	—	—	—	—	(18)
Adjustments and reclassifications	—	(9)	—	(1)	—	(10)

Reserve balances, June 27, 2003	$5	$—	$—	$—	$—	$5

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

7. Business Segment and Geographic Information

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

In fiscal year 2003, Hewlett-Packard Corporation accounted for more than 10% of consolidated revenue for a total of $1.143 billion. In fiscal year 2002, on a combined basis Compaq Computer Corporation and Hewlett-Packard Corporation (Hewlett-Packard Corporation acquired Compaq Computer Corporation in May 2002) accounted for more than 10% of consolidated revenue for a total of $1.190 billion. For the period from November 23, 2000 to June 29, 2001, Compaq Computer Corporation and EMC Corporation each accounted for more than 10% of consolidated revenue for a total of $527 million and $434 million, respectively. For the period from July 1, 2000 to November 22, 2000, Compaq Computer Corporation and EMC Corporation each accounted for more than 10% of combined revenue for a total of $422 million and $328 million, respectively.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments, goodwill and other intangibles, and other non-current assets as recorded by the Company’s operations in each area.

The following tables summarize the Company’s operations by business segment:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Revenue and Gross Profit
Revenue:
Rigid Disc Drives	$6,464	$6,023	$3,626	$2,292
Other	24	74	39	21
Eliminations	(2)	(10)	(9)	(3)

Consolidated	$6,486	$6,087	$3,656	$2,310

Gross Profit:
Rigid Disc Drives	$1,715	$1,558	$712	$264
Other	12	35	20	11

Consolidated	$1,727	$1,593	$732	$275

Total Assets
Total Assets:
Rigid Disc Drives	$3,522	$3,103
Other	—	43

Operating Segments	3,522	3,146
Eliminations	(5)	(51)

Consolidated	$3,517	$3,095

On a separate basis, in conformity with accounting principles generally accepted in the United States, XIOtech had net losses of $9 million, $51 million, $50 million and $24 million in fiscal year 2003, fiscal year 2002, the period from November 23, 2000 to June 29, 2001 and the period from July, 2000 to November 22, 2000.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

The following table summarizes the Company’s operations by geographic area:

	Seagate Technology			Predecessor
	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002	Period from November 23, 2000 to June 29, 2001	Period from July 1, 2000 to November 22, 2000
	(in millions)
Revenue from external customers (1):
United States	$2,151	$2,398	$1,441	$1,103
The Netherlands	1,562	1,438	881	461
Singapore	2,137	1,627	970	445
Other	636	624	364	301

Consolidated	$6,486	$6,087	$3,656	$2,310

Long-lived assets:
United States	$504	$805	$524
Singapore	287	204	194
Other	444	124	310

Consolidated	$1,235	$1,133	$1,028

(1)	Revenue is attributed to countries based on the shipping location.

8. Purchase Accounting

On November 22, 2000, under the stock purchase agreement, the Company’s parent, New SAC completed the purchase of substantially all of the operating assets of, and assumption of the operating liabilities of, Seagate Delaware and its consolidated subsidiaries. The total net purchase price paid by New SAC for all the businesses of Seagate Delaware, including Seagate Technology, was $1.840 billion in cash, including transaction costs of approximately $25 million. Immediately thereafter, in a separate and independent transaction, Seagate Delaware and VERITAS completed their merger under the Merger Agreement. At the time of the merger, Seagate Delaware’s assets included a specified amount of cash, an investment in VERITAS, and certain specified investments and liabilities. In connection with the Merger Agreement, Seagate Delaware, VERITAS and New SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Delaware agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the stock purchase agreement and Merger Agreement.

New SAC accounted for this transaction as a purchase in accordance with Accounting Principles Board, or APB, Opinion No. 16, “Business Combinations.” All acquired tangible assets, identifiable intangible assets as well as assumed liabilities were valued based on their relative fair values and reorganized into the following businesses: (1) the rigid disc drive business, which is now the Company, which included the storage area networks business, (2) the removable storage solutions business, which is now Certance Holdings, a direct subsidiary of New SAC and an affiliate of the Company, (3) the software business, which is now Crystal Decisions, an indirect subsidiary of New SAC and an affiliate of the Company, and (4) an investment holding company, which is now STIH, a direct subsidiary of New SAC and an affiliate of the Company. Each of Certance Holdings, Crystal Decisions and STIH are direct or indirect subsidiaries of New SAC and are not owned by the Company. The fair value of the net assets exceeded the net purchase price by approximately $909 million. Accordingly, the resultant negative goodwill was allocated on a pro rata basis to acquired long-lived assets of New SAC, primarily property, plant and equipment, and identified intangible assets, and reduced the recorded fair value amounts by approximately 46% for all the acquired businesses. In accordance with Staff Accounting Bulletin No. 73, “Push Down Basis of Accounting”, the Company has reflected its parent company’s basis in the rigid disc drive and storage area networks operating businesses in the related balance sheet at the date of acquisition.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

The table below summarizes the allocation of net purchase price as it relates to the Company (in millions).

Description	Useful Life in Years	Estimated Fair Value
Net current assets (1)(3)		$869
Other long-lived assets		42
Property, plant and equipment (2)	Up to 30	763
Identified intangibles:
Trade names (4)	10	47
Developed technologies (4)	3–7	49
Assembled workforces (4)	1–3	43
Other	5	1

Total identified intangibles		140
Long-term deferred taxes (3)		(63)
Long term liabilities		(119)
Net assets		1,632
In-process research and development (4)		52

Net Purchase Price		$1,684

(1)	Acquired current assets included cash and cash equivalents, accounts receivable, inventories and other current assets. The fair values of current assets generally approximated the recorded historic book values. Short-term investments were valued based on quoted market prices. Inventory values were estimated based on the current market value of the inventories less completion costs and less a profit margin for activities remaining to be completed until the inventory is sold. Valuation allowances were established for current deferred tax assets in excess of long-term deferred tax liabilities (See Note 4, Income Taxes).

Assumed current liabilities included accounts payable, accrued compensation and expenses and accrued income taxes. The fair values of current liabilities generally approximated the historic recorded book values because of the monetary nature of most of the liabilities.

Details of the net current assets are as follows (in millions):

Cash and cash equivalents	$852
Marketable securities	118
Accounts receivable, net	456
Inventories	734
Other current assets	271
Accounts payable	(686)
Accrued employee compensation	(167)
Accrued expenses	(537)
Accrued income taxes	(172)

Total tangible assets acquired	$869

(2)	The Company, through its parent, estimated the value of the acquired property, plant and equipment, after considering the estimated cost to construct or acquire comparable property. In making this estimate, machinery and equipment were valued using replacement cost estimates reduced by depreciation factors representing the condition, functionality and operability of the assets. In valuing office and data communication equipment, the sales comparison approach was used. Land, land improvements, buildings, and building and leasehold improvements were valued based upon discussions with knowledgeable personnel.
(3)	Long-term deferred tax liabilities arose as a result of the excess of the fair values of inventory and acquired intangible assets over their related tax basis. The Company had $434 million of U.S. federal and state deferred tax assets for which a full valuation allowance was established.
(4)	The Company estimated the value of acquired identified intangibles. The significant assumptions relating to each category are discussed in the following paragraphs. Also, these assets are being amortized on the straight-line basis over their estimated useful life and resultant amortization is included in amortization of goodwill and other intangibles.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Trade names—The value of the trade names was based upon discounting to their net present value the licensing income that would arise by charging the operating businesses that use the trade names.

Developed technologies—The value of this asset for each operating business was determined by discounting the expected future cash flows attributable to all existing technologies which had reached technological feasibility, after considering risks relating to: (1) the characteristics and applications of the technology, (2) existing and future markets, and (3) life cycles of the technologies. Estimates of future revenues and expenses used to determine the value of developed technology were consistent with the historical trends in the industry and expected outlooks.

Assembled workforces—The value of the assembled work force was determined by estimating the recruiting, hiring and training costs to replace each group of existing employees.

In-process research and development—The value of in-process research and development was based on an evaluation of all developmental projects using the guidance set forth in FIN 4 and SFAS No. 86, “Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The amount was determined by: (1) obtaining management estimates of future revenues and operating profits associated with existing developmental projects, (2) projecting the cash flows and costs to completion of the underlying technologies and resultant products, and (3) discounting these cash flows to their net present value.

Estimates of future revenues and expenses used to determine the value of in-process research and development were consistent with the historical trends in the industry and expected outlooks. The entire amount was charged to operations because related technologies had not reached technological feasibility, and they had no alternative future use.

9. Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 438,870,267 shares were outstanding as of June 27, 2003 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 27, 2003.

Common shares—Holders of common shares are entitled to receive dividends and distributions when and as declared by the Company’s Board of Directors. Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and common shares. Holders of common shares are entitled to one vote per share on all matters upon which the common shares are entitled to vote, including the election of directors.

Preferred shares—The Company is authorized to issue up to a total of 100 million shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of June 27, 2003, there were no shares of preferred stock outstanding.

In connection with the Company’s initial public offering in December 2002, all previously outstanding shares of preferred stock aggregating 400 million shares were converted by New SAC into the Company’s common stock. In the event of any liquidation, dissolution, or winding up of the Company, the holders of the previously outstanding preferred shares were entitled to receive, out of any remaining legally available assets of the Company, a liquidation preference of $2.30 per share, less the aggregate amount of any distributions or dividends already made per preferred share. After the payment in full of the liquidation preference the holders of preferred shares were entitled to share, ratably with the holders of common shares, in any remaining assets available for distribution. To the extent there were not sufficient remaining assets of the Company to pay the liquidation preference, holders of preferred shares would share ratably in the distribution of the Company’s remaining assets. Upon payment of the liquidation preference and any other amounts payable on liquidation, dissolution or winding up, on each preferred share, the preferred shares would be cancelled. During fiscal year 2002, holders of the preferred shares received approximately $199 million, or $0.50 per share, in distributions, which had the effect of reducing the liquidation preference to approximately $1.80 per share.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Distributions

During fiscal year 2003, the Company made distributions to its shareholders totaling $288 million consisting of a $262 million distribution immediately prior to the Company’s initial public offering in December 2002, and pursuant to the Company’s quarterly dividend policy, approximately $13 million in distributions in each of February 2003 and May 2003. During fiscal year 2002, the Company made distributions to its shareholders totaling $200 million consisting of a $33 million distribution in March 2002 and a $167 million distribution in May 2002.

On July 14, 2003, our board of directors declared a quarterly distribution of $0.04 per share to be paid on or before August 22, 2003 to our shareholders of record as of August 8, 2003.

10. Commitments

Leases—The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2027 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at June 27, 2003 (lease payments are shown net of sublease income):

Operating Leases
(in millions)
2004	$19
2005	15
2006	18
2007	7
2008	8
After 2008	128

$195

Total rent expense for all land, facility and equipment operating leases was approximately $24 million, $23 million, $17 million and $11 million for fiscal years 2003 and 2002 and for the periods from November 23, 2000 to June 29, 2001 and July 1, 2000 to November 22, 2000, respectively. Total sublease rental income for fiscal years 2003 and 2002 and for the periods from November 23, 2000 to June 29, 2001 and July 1, 2000 to November 22, 2000 was $8 million, $8 million, $6 million and $4 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Total future lease income to be recognized for the Company’s existing subleases is approximately $21 million.

Capital Expenditures—The Company’s commitments for construction of manufacturing facilities and equipment approximated $147 million at June 27, 2003.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

11. Legal, Environmental, and Other Contingencies

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm, engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. The Company declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in the Company’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. The Company answered the complaint on August 2, 2000, and filed cross-claims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that it owns any intellectual property based on the information that the Company disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery, and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and the Company filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on the Company’s motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. Discovery is in process on all non-damages issues. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent and the Company answered and filed counterclaims on February 8, 2002. On July 26, 2002, the Company filed a Rule 11 motion challenging the adequacy of Convolve’s pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of Convolve’s claims related to these patents and reimbursement of attorney’s fees. The hearing on our Rule 11 motion is scheduled for May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. The Company believes that the claims are without merit and it intends to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned to this case, has announced his retirement from the federal bench. We have been informed that the case has been assigned to Judge George B. Daniels.

Shao Tong, et al. v. Seagate International/(Wuxi) Co., Ltd. In July 2002, the Company was sued in the People’s Court of Nanjing City, China by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of the Company’s personal storage rigid disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop the Company from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served the Company with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court has set a hearing on the technical advisory report for August 21, 2003. The Company believes the claims are without merit, and it intends to defend against them vigorously.

Seagate Technology v. Read-Rite Corporation. In order to clarify the Company’s rights under a patent cross-license agreement that Seagate Delaware entered into with Read-Rite Corporation as of December 31, 1994, the Company filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that the Company is entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the original Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, the Company’s declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Environmental Matters

The Company’s operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company’s former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the US Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. The Company is indemnified by a third party for a portion of the costs it may incur in the clean-up of contamination at most sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations, even if joint and several liabilities were to be assessed and if the third party failed to indemnify the Company.

Other Matters

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

13. Warranty and Services Agreement

On October 28, 2002, the Company closed the sale of its product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly-owned subsidiary of Jabil Circuit, Inc. (“Jabil”). After the sale, Jabil became the Company’s primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, the Company will be dependent upon Jabil to effectively manage warranty repair related costs and activities. The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, the Company’s obligations under the services agreement, and potential reimbursements by the Company to Jabil. Because the fair values of each of these elements have not been separately established, and because the Company will repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to various elements of the arrangements with Jabil over their respective carrying values will be offset against cost of revenue as a reduction to warranty expense. Of the $10 million excess, $5 million was utilized in the quarter ended December 27, 2002 to offset an immediate repair cost increase and the remaining $5 million is being utilized over the remaining period of the long-term services agreement.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

14. Guarantees

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the fiscal years ended June 27, 2003 and June 28, 2002 were as follows:

	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
	(in millions)
Balance, beginning of period	$160	$192
Warranties issued	81	79
Repairs and replacements	(125)	(111)
Changes in liability for pre-existing warranties, including expirations	18	—

Balance, end of period	$134	$160

The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date.

15. Related Party Transactions

Affiliate Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continue to be provided by the Company through New SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal years 2003 and 2002 and for the periods from November 23, 2000 to June 29, 2001 and from July 1, 2000 to November 22, 2000 were $3.9 million, $4.1 million, $3.5 million and $1.3 million, respectively. Purchases and sales to other affiliated companies were not material for any of the periods presented.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Employee Receivables

At June 27, 2003, amounts receivable from three officers totaled $1.8 million while amounts receivable from an additional 12 officers and/or employees totaled $1.1 million. At June 28, 2002, amounts receivable from three officers totaled $2.2 million while amounts from an additional 23 officers and/or employees totaled $1.8 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. At June 27, 2003, the loans totaling $1.8 million bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.7 million of the $1.8 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.1 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

Distributions to New SAC

On March 19, 2002, the Company paid a distribution of $33 million to its shareholders, including New SAC, to enable New SAC to make a distribution of approximately $33 million to its shareholders, which allowed members of the Company’s sponsor group to satisfy tax obligations. Approximately $32 million of this amount was paid to New SAC. New SAC had previously distributed $32 million to its ordinary shareholders, including the distribution of approximately $7 million paid to officers and employees of the Company who held ordinary shares of New SAC.

On May 20, 2002, the Company made a distribution to its shareholders, including New SAC, to enable New SAC to make a distribution to its preferred shareholders. The aggregate amount of the shareholder distribution was approximately $167 million. Of this amount, approximately $166 million was paid to New SAC. New SAC in turn made a distribution to its preferred shareholders in May 2002 of the entire $166 million, including the distribution of $5 million to officers and employees of the Company who held preferred shares of New SAC. The payment of this distribution on preferred shares by New SAC triggered a required payment by the Company under its deferred compensation plan of $32 million that was paid in May 2002.

On December 9, 2002, prior to the initial public offering of common stock of the Company, New SAC converted all its then-outstanding 400 million preferred shares into common shares of the Company. On December 13, 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, its parent company, as selling shareholder, at a price of $12 per share. The Company received proceeds from its sale of the 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. Immediately prior to the closing of the Company’s initial public offering, it paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC, which received $259 million. The Company also paid a lump sum of approximately $12 million to members of its sponsor group in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during the quarter ended December 27, 2002. New SAC received proceeds of approximately $557 million from the sale of 48,500,000 common shares in the Company’s initial public offering, after deducting underwriting discounts and commissions. New SAC distributed the $557 million net proceeds from the offering and the $259 million return of capital distribution from the Company to its preferred and ordinary shareholders, including a total payment of approximately $38 million to officers and employees of the Company who held preferred and ordinary shares of New SAC. The distribution by New SAC to its preferred stock holders triggered the requirement by the Company to pay its remaining deferred compensation plan obligation to its participating officers and employees totaling $147 million which was paid in December 2002.

In July 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, all of which were sold by New SAC, its parent company, as selling shareholder. See Note 17. Subsequent Events—Consummation of Secondary Public Offering.

In February 2003 and May 2003, the Company paid a total of approximately $26 million in distributions to its shareholders. Of the $26 million paid, New SAC received approximately $21 million. New SAC in turn distributed the $21 million it received to its ordinary shareholders, including approximately $5 million paid to officers and employees of the Company who held ordinary shares of New SAC.

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

16. Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a joint and several, full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at June 27, 2003 and June 28, 2002 and the condensed consolidating results of operations and cash flows for the fiscal years ended June 27, 2003 and June 28, 2002. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

Consolidating Balance Sheet

June 27, 2003

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$45	$—	$704	$—	$749
Short-term investments	—	—	445	—	445
Accounts receivable, net	—	—	611	—	611
Intercompany receivable	—	—	14	(14)	—
Inventories	—	—	319	—	319
Other current assets	—	—	158	—	158

Total Current Assets	45	—	2,251	(14)	2,282

Property, equipment and leasehold improvements, net	—	—	1,111	—	1,111
Equity investment in HDD	1,288	—	—	(1,288)	—
Equity investments in Non-Guarantors	—	1,619	—	(1,619)	—
Intercompany loan receivable	—	310	—	(310)	—
Other assets	—	12	112	—	124

Total Assets	$1,333	$1,941	$3,474	$(3,231)	$3,517

Accounts payable	$—	$—	$640	$—	$640
Affiliate accounts payable	—	—	11	—	11
Intercompany payable	1	—	13	(14)	—
Accrued employee compensation	—	—	217	—	217
Accrued expenses	8	5	299	—	312
Accrued income taxes	—	—	179	—	179
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	9	7	1,361	(14)	1,363

Other liabilities	8	—	85	—	93
Intercompany loan payable	—	—	310	(310)	—
Long-term debt, less current portion	—	646	99	—	745

Total Liabilities	17	653	1,855	(324)	2,201

Shareholders’ Equity	1,316	1,288	1,619	(2,907)	1,316

Total Liabilities and Shareholders’ Equity	$1,333	$1,941	$3,474	$(3,231)	$3,517

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Consolidating Balance Sheet

June 28, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$46	$566	$—	$612
Short-term investments	—	—	231	—	231
Accounts receivable, net	—	—	614	—	614
Intercompany receivable	—	3	14	(17)	—
Inventories	—	—	347	—	347
Other current assets	—	—	158	—	158

Total Current Assets	—	49	1,930	(17)	1,962

Property, equipment and leasehold improvements, net	—	—	1,022	—	1,022
Equity investment in HDD	632	—	—	(632)	—
Equity investments in Non-Guarantors	9	1,067	—	(1,076)	—
Intercompany loan receivable	—	305	—	(305)	—
Other assets	—	14	97	—	111

Total Assets	$641	$1,435	$3,049	$(2,030)	$3,095

Accounts payable	$—	$—	$743	$—	$743
Affiliate accounts payable	—	—	12	—	12
Intercompany payable	—	1	16	(17)	—
Accrued employee compensation	—	—	190	—	190
Deferred compensation	—	146	1	—	147
Accrued expenses	—	6	333	—	339
Accrued income taxes	—	—	170	—	170
Current portion of long-term debt	—	1	1	—	2

Total Current Liabilities	—	154	1,466	(17)	1,603

Other liabilities	—	—	102	—	102
Intercompany loan payable	—	—	305	(305)	—
Long-term debt, less current portion	—	649	100	—	749

Total Liabilities	—	803	1,973	(322)	2,454

Shareholders’ Equity	641	632	1,076	(1,708)	641

Total Liabilities and Shareholders’ Equity	$641	$1,435	$3,049	$(2,030)	$3,095

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Consolidating Statement of Operations

Fiscal Year Ended June 27, 2003

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,486	$—	$6,486
Cost of revenue	—	—	4,759	—	4,759
Product development	—	—	670	—	670
Marketing and administrative	1	3	353	—	357
Restructuring	—	—	9	—	9

Total operating expenses	1	3	5,791	—	5,795

Income (loss) from operations	(1)	(3)	695	—	691
Interest income	—	24	15	(23)	16
Interest expense	—	(43)	(27)	23	(47)
Equity in income of HDD	651	—	—	(651)	—
Equity in income (loss) of Non-Guarantors	(9)	673	—	(664)	—
Other, net	—	—	—	—	—

Other income (expense), net	642	654	(12)	(1,315)	(31)

Income before income taxes	641	651	683	(1,315)	660
Provision for income taxes	—	—	19	—	19

Net income	$641	$651	$664	$(1,315)	$641

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 27, 2003

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$641	$651	$664	$(1,315)	$641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	443	—	443
Deferred income taxes	—	—	(15)	—	(15)
Non-cash portion of restructuring charge	—	—	(10)	—	(10)
Equity in income of HDD	(651)	—	—	651	—
Equity in income (loss) of Non-Guarantors	9	(673)	—	664	—
Other, net	—	—	44	—	44
Changes in operating assets and liabilities:
Accounts receivable	—	—	(8)	—	(8)
Intercompany accounts receivable	—	3	—	(3)	—
Inventories	—	—	5	—	5
Accounts payable	—	—	(99)	—	(99)
Intercompany accounts payable	1	(1)	(3)	3	—
Accrued expenses, employee compensation and warranty	9	(3)	57	—	63
Accrued income taxes	—	—	9	—	9
Accrued deferred compensation	—	(146)	(1)	—	(147)
Other assets and liabilities, net	8	(1)	(51)	—	(44)

Net cash provided by (used in) operating activities	17	(170)	1,035	—	882

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(516)	—	(516)
Purchase of short-term investments	—	—	(3,408)	—	(3,408)
Maturities and sales of short-term investments	—	—	3,194	—	3,194
Sale of XIOtech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other, net	—	—	(60)	—	(60)

Net cash used in investing activities	—	—	(754)	—	(754)

Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	299	—	—	—	299
Loan from HDD to Non-Guarantor	—	(310)	310	—	—
Loan repayment from Non-Guarantor to HDD	—	452	(452)	—	—
Distribution from HDD to Parent	360	(360)	—	—	—
Investment by Parent in HDD	(343)	343	—	—	—
Distribution to shareholders	(288)	—	—	—	(288)

Net cash provided by (used in) financing activities	28	124	(143)	—	9

Increase (decrease) in cash and cash equivalents	45	(46)	138	—	137

Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the Period	$45	$—	$704	$—	$749

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Consolidating Statement of Operations

Fiscal Year Ended June 28, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,087	$—	$6,087
Cost of revenue	—	—	4,494	—	4,494
Product development	—	—	698	—	698
Marketing and administrative	—	—	498	—	498
Amortization of intangibles	—	—	19	—	19
Amortization of intangibles	—	—	4	—	4

Total operating expenses	—	—	5,713	—	5,713

Income from operations	—	—	374	—	374
Interest income	—	2	25	(2)	25
Interest expense	—	(6)	(73)	2	(77)
Equity in income of HDD	203	—	—	(203)	—
Equity in income (losses) of Non-Guarantors	(50)	207	—	(157)	—
Income from operations	—	—	(93)	—	(93)
Other, net	—	—	10	—	10

Other income (expense), net	153	203	(131)	(360)	(135)

Income before income taxes	153	203	243	(360)	239
Provision for income taxes	—	—	86	—	86

Net income	$153	$203	$157	$(360)	$153

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 28, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$153	$203	$157	$(360)	$153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	405	—	405
Deferred income taxes	—	—	62	—	62
Non-cash portion of restructuring charge	—	—	1	—	1
Deferred compensation charge	—	—	147	—	147
Debt refinancing charges	—	—	93	—	93
Equity in income of HDD	(203)	—	—	203	—
Equity in income of Non-Guarantors	50	(207)	—	157	—
Other, net	—	—	8	—	8
Changes in operating assets and liabilities:
Accounts receivable	—	—	(75)	—	(75)
Inventories	—	—	(57)	—	(57)
Accounts payable	—	—	225	—	225
Accrued expenses, employee compensation and warranty	—	—	(128)	—	(128)
Accrued income taxes	—	—	6	—	6
Other assets and liabilities, net	—	4	61	—	65

Net cash provided by operating activities	—	—	905	—	905

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(540)	—	(540)
Purchase of short-term investments	—	—	(1,037)	—	(1,037)
Maturities and sales of short-term investments	—	—	989	—	989
Other, net	—	—	(22)	—	(22)

Net cash used in investing activities	—	—	(610)	—	(610)

Financing Activities
Issuance of long-term debt, net of issuance costs	—	636	100	—	736
Repayment of long-term debt	—	—	(899)	—	(899)
Redemption premium on 12½ % senior notes	—	—	(50)	—	(50)
Loan from Non-Guarantor to HDD	—	33	(33)	—	—
Repayment of loan from Non-Guarantor to HDD	—	(33)	33	—	—
Loan from HDD to Non-Guarantor	—	(301)	301	—	—
Loan to Parent	33	(33)	—	—	—
Loan payment from Parent	(33)	33	—	—	—
Distributions from HDD to Seagate Technology	258	(258)	—	—	—
Distributions to shareholders	(200)	—	—	—	(200)
Exercise of employee stock options	4	—	—	—	4
Capital contributions to HDD	(4)	4	—	—	—
Capital contributions to Non-Guarantors	(58)	(35)	93	—	—

Net cash provided by (used in) financing activities	—	46	(455)	—	(409)

Increase in cash and cash equivalents	—	46	(160)	—	(114)
Cash and cash equivalents at the beginning of the period	—	—	726	—	726

Cash and cash equivalents at the end of the period	$—	$46	$566	$—	$612

SEAGATE TECHNOLOGY AND ITS PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(CONTINUED)

17. Subsequent Events

Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, the Company’s financial sponsors and the Company, New SAC has demand registration rights to request from time to time that the Company register and sell shares of its common stock held by New SAC. New SAC exercised this right and on July 30, 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, including 9,000,000 shares subject to the over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. Direct expenses of the offering were borne by the Company aggregating approximately $1 million. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to officers and employees of the Company who hold ordinary shares of New SAC.

18. Supplementary Financial Data (Unaudited)

Quarterly Data

Fiscal Year 2003 Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$1,579	$1,734	$1,620	$1,553
Gross margin	372	493	434	428
Income from operations	119	219	182	171
Net income	110	198	174	160

Net income per share:
Basic	$0.27	$0.49	$0.41	$0.37
Diluted	0.24	0.43	0.37	0.33

The results for the first quarter of fiscal year 2003 include a $7 million net restructuring charge. The results for the second quarter include an $8 million write-down of an investment in a private company. The results for the fourth quarter of fiscal year 2003 include a $2 million restructuring charge and a $2 million write-down of an investment in a private company.

Fiscal Year 2002 Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$1,294	$1,629	$1,691	$1,473
Gross margin	298	437	511	348
Income (loss) from operations	46	159	228	(59)
Net income (loss)	34	124	193	(198)

Net income (loss) per share:
Basic	$0.09	$0.31	$0.48	$(0.49)
Diluted	0.09	0.31	0.45	(0.49)

The results for the third quarter of fiscal year 2002 include a $32 million charge related to obligations under the deferred compensation plan, and a net restructuring charge of $4 million. The results for the fourth quarter of fiscal year 2002 include a $147 million charge related to obligations under the deferred compensation plan, and a $93 million charge related to the debt refinancing.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows of Seagate Technology for the fiscal years ended June 27, 2003 and June 28, 2002, and for the period from November 23, 2000 to June 29, 2001, and the related combined statements of operations, accumulated other comprehensive income (loss) and business equity and cash flows of Seagate Technology Hard Disc Drive Business, an operating business of Seagate Delaware, for the period from July 1, 2000 to November 22, 2000. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at June 27, 2003 and June 28, 2002, and the consolidated results of operations and cash flows of Seagate Technology for the fiscal years ended June 27, 2003, June 28, 2002 and for the period from November 23, 2000 to June 29, 2001, and the combined results of operations, accumulated other comprehensive income (loss) and business equity and cash flows of Seagate Technology Hard Disc Drive Business, an operating business of Seagate Delaware, for the period from July 1, 2000 to November 22, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

July 15, 2003,

except for Note 17, as to which the date is

July 30, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2003. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective.

PART III

ITEM 10. DIRECTORS AND EXCUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by that Item concerning executive officers is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated and Combined Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

Consolidated Balance Sheets—June 27, 2003 and June 28, 2002.

Consolidated and Combined Statements of Operations—Years Ended June 27, 2003 and June 28, 2002; Period from November 23, 2000 to June 29, 2001; and Period from July 1, 2000 to November 22, 2000.

Consolidated and Combined Statements of Cash Flows—Years Ended June 27, 2003 and June 28, 2002; Period from November 23, 2000 to June 29, 2001; and Period from July 1, 2000 to November 22, 2000.

Combined Statement of Accumulated Other Comprehensive Income (Loss) and Business Equity—Period from July 1, 2000 to November 22, 2000.

Consolidated Statements of Shareholders’ Equity—Years Ended June 27, 2003 and June 28, 2002; and Period from November 23, 2000 to June 29, 2001.

Notes to Consolidated and Combined Financial Statements.

Report of Independent Auditors

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on February 10, 2003)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

23.1	Consent of Ernst & Young LLP, independent auditors

24.1	Powers of Attorney (included on the signature pages hereto)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on June 27, 2003 with regard to a press release issued on June 27, 2003 discussing the registrant’s filing of a registration statement on Form S-1 and a Current Report on Form 8-K on April 15, 2003 with regard to the announcement of its financial results for the quarter ended March 28, 2003.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/s/ STEPHEN J. LUCZO
(Stephen J. Luczo, Chief Executive Officer)

Dated: August 21, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Charles C. Pope, and William L. Hudson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2003
(Stephen J. Luczo)

/s/ CHARLES C. POPE	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 21, 2003
(Charles C. Pope)

/s/ GLEN A. PETERSON	Vice-President, Finance and Treasurer (Principal Accounting Officer)	August 21, 2003
(Glen A. Peterson)

/s/ DAVID BONDERMAN	Director	August 21, 2003
(David Bonderman)

/s/ WILLIAM W. BRADLEY	Director	August 21, 2003
(William W. Bradley)

/s/ JAMES G. COULTER	Director	August 21, 2003
(James G. Coulter)

/s/ JAMES A. DAVIDSON	Director	August 21, 2003
(James A. Davidson)

/s/ GLENN H. HUTCHINS	Director	August 21, 2003
(Glenn H. Hutchins)

/s/ DONALD E. KIERNAN	Director	August 21, 2003
(Donald E. Kiernan)

/s/ DAVID F. MARQUARDT	Director	August 21, 2003
(David F. Marquardt)

/s/ JOHN W. THOMPSON	Director	August 21, 2003
(John W. Thompson)

/s/ WILLIAM D. WATKINS	Director	August 21, 2003
(William D. Watkins)

/s/ EDWARD J. ZANDER	Director	August 21, 2003
(Edward J. Zander)