Form 10-Q
period 2003-10-03
SEAGATE TECHNOLOGY
filed 2003-11-14
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

As of October 31, 2003, 450,380,807 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 3, 2003	June 27, 2003 (a)
ASSETS (See Note 3)
Cash and cash equivalents	$834	$749
Short-term investments	515	445
Accounts receivable, net	708	611
Affiliate accounts receivable	6	—
Inventories	349	319
Other current assets	174	158

Total Current Assets	2,586	2,282
Property, equipment and leasehold improvements, net	1,090	1,111
Other assets, net	138	124

Total Assets (See Note 3)	$3,814	$3,517

LIABILITIES
Accounts payable	$759	$640
Affiliate accounts payable	—	11
Accrued employee compensation	153	217
Accrued expenses	345	312
Accrued income taxes	180	179
Current portion of long-term debt	4	4

Total Current Liabilities	1,441	1,363
Other liabilities	86	93
Long-term debt, less current portion	743	745

Total Liabilities	2,270	2,201
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, common shares and paid-in capital	669	640
Deferred stock compensation	(8)	(9)
Retained earnings	883	685

Total Shareholders’ Equity	1,544	1,316

Total Liabilities and Shareholders’ Equity	$3,814	$3,517

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 27, 2003.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 3, 2003	September 27, 2002
Revenue	$1,740	$1,579
Cost of revenue	1,272	1,207
Product development	169	160
Marketing and administrative	78	86
Restructuring	11	7

Total operating expenses	1,530	1,460

Income from operations	210	119
Interest income	4	4
Interest expense	(12)	(12)
Other, net	(1)	2

Other income (expense), net	(9)	(6)

Income before income taxes	201	113
Provision for income taxes	3	3

Net income	$198	$110

Net income per share:
Basic	$0.44	$0.27
Diluted	0.40	0.24
Number of shares used in per share calculations:
Basic	445	402
Diluted	499	456

Dividends per share	$0.04	$—

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 3, 2003	September 27, 2002
OPERATING ACTIVITIES
Net income	$198	$110
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	111	100
Non-cash portion of restructuring charge	—	(10)
Other, net	2	8
Changes in operating assets and liabilities:
Accounts receivable	(103)	(54)
Inventories	(30)	50
Accounts payable	108	(87)
Accrued expenses, employee compensation and warranty	(16)	(46)
Accrued income taxes	1	(5)
Other assets and liabilities	(37)	(2)

Net cash provided by operating activities	234	64

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(88)	(98)
Purchases of short-term investments	(1,145)	(676)
Maturities and sales of short-term investments	1,073	611
Other, net	(16)	(8)

Net cash used in investing activities	(176)	(171)

FINANCING ACTIVITIES
Repayment of long-term debt	(2)	—
Issuance of common shares	47	—
Distributions to shareholders	(18)	—

Net cash provided by financing activities	27	—

Increase (decrease) in cash and cash equivalents	85	(107)
Cash and cash equivalents at the beginning of the period	749	612

Cash and cash equivalents at the end of the period	$834	$505

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended October 3, 2003

(In millions)

(Unaudited)

	Number of Preferred Shares	Par Value of Shares	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Comprehensive Income	Total
Balance at June 27, 2003	—	$—	439	$—	$640	$(9)	$685	$1,316
Net income and comprehensive income							198	198
Issuance of common shares related to exercise of employee stock options			8		22			22
Distributions to shareholders					(18)			(18)
Issuance of common shares related to employee stock purchase plan			2		25			25
Amortization of deferred stock compensation						1		1

Balance at October 3, 2003	—	$—	449	$—	$669	$(8)	$883	$1,544

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” On December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.”

Basis of Presentation —The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 27, 2003 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on August 21, 2003. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 27, 2003 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the quarter ended October 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter ended October 3, 2003 was 14 weeks and the quarter ended September 27, 2002 was 13 weeks. Fiscal year 2004 will be comprised of 53 weeks and will end on July 2, 2004.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net Income Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended October 3, 2003 and September 27, 2002 (in millions, except per share data):

	For the Three Months Ended
	October 3, 2003	September 27, 2002
Numerator:
Net Income	$198	$110

Denominator:
Denominator for basic net income per share—weighted average number of preferred and common shares outstanding during the period	445	402
Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	54	54

Denominator for diluted net income per share	499	456
Basic net income per share	$0.44	$0.27

Diluted net income per share	$0.40	$0.24

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APBO 25”) to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company continues to use the intrinsic value method under APBO 25 and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company, that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	For the Three Months Ended
	October 3, 2003	September 27, 2002
Net income:
As reported	$198	$110
Add-back: Stock-based employee compensation included in net income	1	—
Deduct: Stock-based employee compensation determined under fair value method	(16)	(6)

Pro forma	$183	$104
Basic earnings per share:
As reported	$0.44	$0.27
Pro forma	$0.41	$0.26
Diluted earnings per share:
As reported	$0.40	$0.24
Pro forma	$0.37	$0.23

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods. See Note 5, Stock Compensation, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.    Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, the Company’s financial sponsors and the Company, New SAC has demand registration rights to request from time to time that the Company register and sell shares of its common stock held by New SAC. New SAC exercised this right and on July 30, 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, of which 9,000,000 were subject to the over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. The Company incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to the Company’s officers and employees who hold ordinary shares of New SAC.

3.    Balance Sheet Information

	October 3, 2003	June 27, 2003
	(in millions)
Accounts Receivable:
Accounts receivable	$738	$643
Allowance for doubtful accounts	(30)	(32)

	$708	$611

Inventories:
Components	$83	$71
Work-in-process	38	38
Finished goods	228	210

	$349	$319

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$2,041	$1,966
Accumulated depreciation and amortization	(951)	(855)

	$1,090	$1,111

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$88	$85
Long-term accrued warranty included in other liabilities on the balance sheet	42	49

	$130	$134

Long-Term Debt and Credit Facilities

The Company’s senior secured credit facilities comprised of a five-year $350 million term loan facility and a $150 million revolving credit facility are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings and many of its subsidiaries. In addition, the Company and many of its direct and indirect subsidiaries have guaranteed the obligations under the senior secured credit facilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s provision for income taxes for the quarter ended October 3, 2003 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter. The Company’s provision for income taxes for the quarter ended September 27, 2002 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for domestic deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

As of October 3, 2003, the Company has recorded net deferred tax assets of $74 million, the realization of which is dependent on its ability to generate sufficient U.S. taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. taxable income.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 3, 2003, accrued income taxes included $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. The Company believes that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are greater or less than the $125 million indemnification amount, the difference will be recorded as an income tax expense or benefit and may significantly affect the Company’s effective tax rate for the period in which the settlement occurs.

Certain of the Company’s foreign tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

5.    Stock Compensation

Deferred Stock Compensation—In connection with certain stock options granted during the six months ended December 27, 2002, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through October 3, 2003, the Company has amortized approximately $3 million of such compensation expense.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20,000,000 shares of common stock have been authorized for issuance under the ESPP, plus an automatic annual increase on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2,500,000 shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75,000,000 shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. The ESPP has two six-month purchase periods and contains a “rollover” feature if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the beginning of the offering period. In that case, the plan is immediately canceled after that purchase date, and a new one-year plan is established using the then-current stock price as the base purchase price.

On July 31, 2003, the purchase date for the ESPP’s first purchase period, a total of 2,496,495 shares of the Company’s common stock were issued. The weighted average exercise price for the shares issued upon the exercise of outstanding rights pursuant to the ESPP was $10.20 per share.

Assumptions Used in Determining Pro Forma Information—See Note 1, Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Up to the Company’s initial public offering of its common stock on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued in fiscal year 2003 subsequent to December 11, 2002, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor estimated based on the stock volatilities of the Company’s publicly traded competitors.

The fair value of the Company’s stock options granted to employees for the three months ended October 3, 2003 and September 27, 2002 was estimated assuming no expected dividends (for periods prior to December 27, 2002) and the following weighted average assumptions:

	For the Three Months Ended
	October 3, 2003	September 27, 2002
Option Plan Shares
Expected life (in years)	3.0	3.0
Risk-free interest rate	2.3%	3.0%
Volatility	0.83	Minimum
Expected dividend	0.60 – 0.89%	—

ESPP Shares
Expected life (in years)	0.5 – 1.0	—
Risk-free interest rate	1.12 – 1.33%	—
Volatility	0.74 – 0.91	—
Expected dividend	0.76%	—

The weighted average fair value of stock options granted under the Seagate Technology Option plan was $12.49 and $3.44 for the three months ended October 3, 2003 and September 27, 2002, respectively. The weighted average fair value of stock options granted under the ESPP was $6.03 for the three months ended October 3, 2003.

6.    Restructuring Costs

During the quarter ended October 3, 2003, the Company recorded an $11 million restructuring charge. The $11 million restructuring charge was a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. design center operations. The restructuring charge was comprised primarily of employee termination costs relating to a reduction in its workforce of approximately 361 employees, 318 of whom had been terminated as of October 3, 2003.

The following table summarizes the Company’s restructuring activities for the three months ended October 3, 2003:

	Severance and Benefits	Total
	(in millions)
Reserve balances, June 27, 2003	$5	$5
First quarter restructuring charge	11	11
Cash charges	(12)	(12)

Reserve balances, October 3, 2003	$4	$4

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.    Business Segments

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

	For the Three Months Ended
	October 3, 2003	September 27, 2002
	(in millions)
Revenue and Gross Profit

Revenue:
Rigid Disc Drives	$1,740	$1,560
Other	—	20
Eliminations	—	(1)

Consolidated	$1,740	$1,579

Gross Profit:
Rigid Disc Drives	$468	$362
Other	—	10

Consolidated	$468	$372

Total Assets

Rigid Disc Drives	$3,814	$3,041
Other	—	37

Operating Segments	3,814	3,078
Eliminations	—	(27)

Consolidated	$3,814	$3,051

XIOtech had a net loss of $6 million for the three months ended September 27, 2002 that is included in the Company’s consolidated results for that period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.    Comprehensive Income and Supplemental Cash Flow Information

Comprehensive Income

For the three months ended October 3, 2003 and September 27, 2002, comprehensive income included net income and an immaterial amount of unrealized gains on marketable securities. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency as components of accumulated other comprehensive income (loss). The accumulated other comprehensive income (loss) at October 3, 2003 and June 27, 2003 was insignificant.

Supplemental Cash Flow Information

	For the Three Months Ended
	October 3, 2003	September 27, 2002
	(in millions)
Cash Transactions:
Cash paid for interest	$3	$6
Cash paid for income taxes, net of refunds	2	8

9.    Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS 149 did not have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company’s quarter ended October 3, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations or financial position.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.    Litigation

See Part II, Item 1, “Legal Proceedings.”

11.    Sale of XIOtech Corporation

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

12.    Warranty and Services Agreement

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

13.    Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability for the three months ended October 3, 2003 and September 27, 2002 were as follows:

	For the Three Months Ended
	October 3, 2003	September 27, 2002
	(in millions)
Balance, beginning of period	$134	$160
Warranties issued	21	21
Repairs and replacements	(44)	(28)
Changes in liability for pre-existing warranties, including expirations	19	(4)

Balance, end of period	$130	$149

The Company offers extended warranties on certain of it products. Deferred revenue in relation to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.    Related Party Transactions

Affiliate Transactions

Historically, the Company’s predecessor provided substantial services to some of its other affiliated companies. Subsequent to the closing of the November 2000 transactions, these services continue to be provided by the Company. The services provided generally include tax, benefits administration, information technology and legal. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ administrative expenses for the three months ended October 3, 2003 were approximately $2 million. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Employee Receivables

At October 3, 2003, amounts receivable from three officers totaled $1.8 million while amounts receivable from an additional 18 officers and/or employees totaled $1.5 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. The loans totaling $1.8 million were made during fiscal year 2001 and bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.7 million of the $1.8 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.5 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

Distributions to New SAC

In August 2003, the Company paid a cash distribution of $0.04 per share, or approximately $18 million, to its shareholders. Of the $18 million paid, New SAC received approximately $11 million. New SAC in turn distributed the $11 million it received to its ordinary shareholders, including approximately $2 million paid to officers and employees of the Company who held ordinary shares of New SAC.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregrate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at October 3, 2003 and June 27, 2003, the condensed consolidating results of operations for the three months ended October 3, 2003 and September 27, 2002, and the condensed consolidating cash flows for the three months ended October 3, 2003 and September 27, 2002. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

October 3, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$20	$18	$796	$—	$834
Short-term investments	—	—	515	—	515
Accounts receivable, net	—	—	708	—	708
Affiliate accounts receivable	—	—	6	—	6
Intercompany receivable	25	—	—	(25)	—
Inventories	—	—	349	—	349
Other current assets	—	—	174	—	174

Total Current Assets	45	18	2,548	(25)	2,586

Property, equipment and leasehold improvements, net	—	—	1,090	—	1,090
Equity investment in HDD	1,507	—	—	(1,507)	—
Equity investments in Non-Guarantors	—	1,826	—	(1,826)	—
Intangible assets, net	—	—	4	—	4
Intercompany loan receivable	—	317	—	(317)	—
Other assets	—	11	123	—	134

Total Assets	$1,552	$2,172	$3,765	$(3,675)	$3,814

Accounts payable	$1	$—	$758	$—	$759
Intercompany payable	—	4	21	(25)	—
Accrued employee compensation	—	—	153	—	153
Accrued expenses	4	14	327	—	345
Accrued income taxes	—	—	180	—	180
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	5	20	1,441	(25)	1,441

Other liabilities	3	—	83	—	86
Intercompany loan payable	—	—	317	(317)	—
Long-term debt, less current portion	—	645	98	—	743

Total Liabilities	8	665	1,939	(342)	2,270

Shareholders’ Equity	1,544	1,507	1,826	(3,333)	1,544

Total Liabilities and Shareholders’ Equity	$1,552	$2,172	$3,765	$(3,675)	$3,814

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 3, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,740	$—	$1,740
Cost of revenue	—	—	1,272	—	1,272
Product development	—	—	169	—	169
Marketing and administrative	1	—	77	—	78
Restructuring costs	—	—	11	—	11

Total operating expenses	1	—	1,529	—	1,530

Income (loss) from operations	(1)	—	211	—	210
Interest income	—	7	3	(6)	4
Interest expense	—	(11)	(7)	6	(12)
Equity in income of HDD	199	—	—	(199)	—
Equity in income of Non-Guarantors	—	203	—	(203)	—
Other, net	—	—	(1)	—	(1)

Other income (expense), net	199	199	(5)	(402)	(9)

Income before income taxes	198	199	206	(402)	201
Provision for income taxes	—	—	3	—	3

Net income	$198	$199	$203	$(402)	$198

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$198	$199	$203	$(402)	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	111	—	111
Equity in income of HDD	(199)	—	—	199	—
Equity in income of Non-Guarantors	—	(203)	—	203	—
Other, net	—	—	2	—	2

Changes in operating assets and liabilities:
Accounts receivable	—	—	(97)	—	(97)
Affiliate accounts receivable	—	—	(6)	—	(6)
Intercompany accounts receivable	(25)	—	14	11	—
Inventories	—	—	(30)	—	(30)
Accounts payable	1	—	118	—	119
Affiliate accounts payable	—	—	(11)	—	(11)
Intercompany accounts payable	(1)	4	8	(11)	—
Accrued expenses, employee compensation and warranty	(3)	9	(22)	—	(16)
Accrued income taxes	—	—	1	—	1
Other assets and liabilities, net	(5)	(4)	(28)	—	(37)

Net cash provided by (used in) operating activities	(34)	5	263	—	234

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(88)	—	(88)
Purchase of short-term investments	—	—	(1,145)	—	(1,145)
Maturities and sales of short-term investments	—	—	1,073	—	1,073
Other, net	—	1	(17)	—	(16)

Net cash used in investing activities	—	1	(177)	—	(176)

Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	47	—	—	—	47
Loan from HDD to Non-Guarantor	—	(7)	7	—	—
Investment by Parent in HDD	(20)	20	—	—	—
Distribution to shareholders	(18)	—	—	—	(18)

Net cash provided by financing activities	9	12	6	—	27

Increase (decrease) in cash and cash equivalents	(25)	18	92	—	85
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$20	$18	$796	$—	$834

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 27, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,579	$—	$1,579
Cost of revenue	—	—	1,207	—	1,207
Product development	—	—	160	—	160
Marketing and administrative	—	—	86	—	86
Restructuring	—	—	7	—	7

Total operating expenses	—	—	1,460	—	1,460

Income from operations	—	—	119	—	119
Interest income	—	6	4	(6)	4
Interest expense	—	(11)	(7)	6	(12)
Equity in income of HDD	116	—	—	(116)	—
Equity in income (losses) of Non-Guarantors	(6)	122	—	(116)	—
Other, net	—	(1)	3	—	2

Other income (expense), net	110	116	(6)	(232)	(6)

Income before income taxes	110	116	119	(232)	113
Provision for income taxes	—	—	3	—	3

Net income	$110	$116	$116	$(232)	$110

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 27, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$110	$116	$116	$(232)	$110
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	100	—	100
Non-cash portion of restructuring charge	—	—	(10)	—	(10)
Equity in income of HDD	(116)	—	—	116	—
Equity in income of Non-Guarantors	6	(122)	—	116	—
Other, net	—	—	8	—	8

Changes in operating assets and liabilities:
Accounts receivable	—	—	(54)	—	(54)
Intercompany accounts receivable	—	—	(4)	4	—
Inventories	—	—	50	—	50
Accounts payable	—	—	(87)	—	(87)
Intercompany accounts payable	—	—	1	(1)	—
Accrued expenses, employee compensation and warranty	—	(8)	(35)	(3)	(46)
Accrued income taxes	—	—	(5)	—	(5)
Other assets and liabilities, net	—	—	(2)	—	(2)

Net cash provided by operating activities	—	(14)	78	—	64

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(98)	—	(98)
Purchase of short-term investments	—	—	(676)	—	(676)
Maturities and sales of short-term investments	—	—	611	—	611
Other, net	—	—	(8)	—	(8)

Net cash used in investing activities	—	—	(171)	—	(171)

Decrease in cash and cash equivalents	—	(14)	(93)	—	(107)
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the period	$—	$32	$473	$—	$505

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended October 3, 2003 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. We are a subsidiary of New SAC, a Cayman Islands limited liability corporation. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.”

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

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal year 2003 and the three months ended October 3, 2003, approximately 61% and 55%, respectively, of our rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard (including Compaq), Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For fiscal year 2003 and the three months ended October 3, 2003, approximately 34% and 30%, respectively, of our revenue came from customers located in North America, approximately 31% and 31%, respectively, came from customers located in Europe and approximately 35% and 39%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

Current Trends Affecting Our Results of Operations

Industry Trends.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. One key trend has been consolidation among our OEM customers. For example, Compaq, our largest customer in fiscal 2001, merged with Hewlett-Packard in our fiscal year 2002. As a result of this trend, our customer base is increasingly concentrated among fewer OEMs, potentially providing them with increased pricing leverage. In the event that our sales to a combined entity are less than, or are on terms that are less favorable than, our sales to these customers when they were separate entities, our results of operations would suffer.

Another key trend has been the growth of sales to distributors that serve producers of non-branded personal storage products, particularly in the Far East and in developing nations. These customers generally have limited product qualification programs, which increases the number of competing products that are available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and product availability and our sales to these customers are less predictable and have greater fluctuation than sales to our OEM customers. As sales to distributors become an increasingly larger portion of our total sales, we may have increased volatility in our results of operations.

Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is entering a period in which the rate of increases in areal density will be lower than the rate of the last several years. The slowing change in areal density contributes to:

•	an increase in the number of competing products available to satisfy customer demand for a particular type of disc drives and, accordingly, increased competition based on price;

•	the increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	increasing average price erosion, as product life cycles are lengthened and the ability of rigid disc drive producers to introduce new products at higher prices is limited.

In our first fiscal quarter of 2004, we observed what we believe to be a shift in seasonal demand for disc drives used in the personal storage market. We believe the seasonally high demand for disc drives used in this market may be shifting more toward our first fiscal quarter from our second fiscal quarter. This shift in seasonal demand for our personal storage products is in part driven by our growing consumer electronics business. The consumer electronics portion of the personal storage market tends to have longer supply chain requirements. This is especially true for disc drives shipped into gaming applications. Due to the increasing importance of the consumer electronics market to our business, we believe this trend will continue.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Seagate Trends.    During the past several years we have restructured our operations to reduce our costs and improve our manufacturing efficiency and flexibility. Since 1998, we and our predecessor have implemented restructuring plans that have resulted in total net charges of approximately $374 million, the closing of 14 facilities and a reduction in headcount of approximately 40,000 employees. Through our Factory of the Future initiative, we have increased the use of automation in our manufacturing operations. We believe that these changes in our operations have added to our manufacturing flexibility allowing us to improve our responsiveness to customers and take advantage of unforecasted sales opportunities to deliver products on short notice. Additionally, we have substantially improved our gross margin due to these ongoing cost savings from our restructuring activities and our programs to implement operating efficiencies. We have further benefited from reductions in depreciation expense resulting from write-downs to the fair market value of our depreciable assets in connection with the November 2000 transactions. The favorable effects on results of operations from these lower depreciation charges in connection with the write-down will gradually decrease in future periods as our older assets become fully depreciated and new assets are acquired and recorded at cost. We believe our reduced cost structure and improved manufacturing efficiency provides us with greater flexibility to address changing market conditions.

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

We believe our market share for enterprise storage products decreased during our quarter ended October 3, 2003 from higher levels in our previous two fiscal quarters. We were able to achieve and sustain a higher market share in our previous two fiscal quarters as a result of our being first to market and to volume production with certain enterprise products and our ability to capitalize on unexpected customer demand in those quarters. The decrease in market share during the quarter is primarily attributable to our competitors completing their qualifications for the current generation of enterprise products and our enterprise customers diversifying their suppliers. In the current competitive environment, we continue to incorporate into our business model for planning purposes approximately 50% market share for the enterprise storage market.

During the quarter ended October 3, 2003, we completed additional OEM qualifications for our Momentus disc drives, which address a portion of the notebook computer market, and we are experiencing significant demand for this product. We expect the Momentus disc drives will become an important contributor of revenue and income in future quarters.

Because we use a fiscal year instead of a calendar year, it is necessary every four to five years to realign our fiscal quarter-ends with calendar quarter-ends. As a result, fiscal year 2004 will have 53 weeks and our first fiscal quarter, which ended on October 3, 2003, had 14 weeks. The additional week in the first quarter did not have a material impact on our operating results, as compared to what we would have expected during a 13-week quarter.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, our financial sponsors and us, New SAC has demand registration rights to request from time to time that we register and sell shares of our common stock held by New SAC. New SAC exercised this right and on July 30, 2003, we completed the secondary public offering of 69,000,000 of our common shares, of which 9,000,000 were subject to the over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. We incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to our officers and employees who hold ordinary shares of New SAC.

Stock Compensation Expense

In connection with certain options granted during the six-month period ended December 27, 2002, we recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price and the deemed fair value of our common shares on the dates such options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through October 3, 2003, we have amortized approximately $3 million of such compensation expense.

Results of Operations

Revenue.    Revenue for the quarter ended October 3, 2003 was $1.740 billion, up 10% from $1.579 billion in the year-ago quarter ended September 27, 2002, and up 12% from $1.553 billion in the immediately preceding quarter ended June 27, 2003. Our overall average unit sales price for our rigid disc drive products was $81 for the quarter ended October 3, 2003, down 13% from $93 in the year-ago quarter, and down 16% from $97 in the immediately preceding quarter.

The increase in revenue from the year-ago quarter was primarily attributable to an increase in rigid disc drive shipments from 16.7 million units in the year-ago quarter to 21.2 million units in the quarter ended October 3, 2003, partially offset by price erosion and a shift in mix to our personal storage products. The increase in revenue from the immediately preceding quarter was primarily attributable to an increase in rigid disc drive shipments from 15.9 million units in the previous quarter to 21.2 million units in the quarter ended October 3, 2003 partially offset by price erosion and a shift in mix to our personal storage products.

Demand for personal storage disc drives was significantly higher than expected during the quarter ended October 3, 2003, and we believe that our share of the personal storage market increased during this quarter. Demand for enterprise storage disc drives, however, was in line with our expectations during the quarter. We believe our market share for enterprise products decreased during the quarter due to our competitors completing their qualifications for the current generation of enterprise products in the quarter ended June 27, 2003 and the diversification by enterprise customers of their suppliers. We expect that during the quarter ending January 2, 2004, price declines for our enterprise and selected personal storage products will be at the high end of the historical range.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Cost of Revenue.    Cost of revenue for the quarter ended October 3, 2003 was $1.272 billion, up 5% from $1.207 billion in the year-ago quarter ended September 27, 2002, and up 13% from $1.125 billion in the immediately preceding quarter ended June 27, 2003. Gross margin as a percentage of revenue for the quarter ended October 3, 2003 was 27% as compared with 24% for the year-ago quarter, and 28% for the immediately preceding quarter ended June 27, 2003. The decrease in gross margin as a percentage of revenue from the immediately preceding quarter was due to price erosion and a higher mix of our personal storage products, which generally have lower gross margins than our enterprise storage products. This decrease was partially offset by improved operational efficiencies and greater factory utilization. The increase in gross margin as a percentage of revenue from the comparable year-ago quarter was primarily due to improved operational efficiencies and greater factory utilization.

Product Development Expenses.    Product development expenses increased by $9 million, or 6%, for the quarter ended October 3, 2003 when compared with the year-ago quarter ended September 27, 2002, and decreased by $5 million, or 3%, when compared with the immediately preceding quarter ended June 27, 2003. The increase in product development expenses from the year-ago quarter was primarily due to increases of $9 million in salaries and related costs and $3 million in depreciation partially offset by decreases of $3 million in allocated legal expenses. The decrease in product development expenses from the immediately preceding quarter was primarily due to $4 million in relocation costs associated with the reorganization of our U.S. design center operations recorded in the immediately preceding quarter and a decrease of $2 million in salaries and related costs partially offset by an increase of $1 million resulting from lower allocations in the quarter of product development expenses to certain of our affiliate companies.

Marketing and Administrative Expenses.    Marketing and administrative expenses decreased by $8 million, or 9%, for the quarter ended October 3, 2003 when compared with the year-ago quarter ended September 27, 2002, and decreased by $3 million, or 4%, when compared with the immediately preceding quarter ended June 27, 2003. The decrease in marketing and administrative expenses from the year-ago quarter was primarily due to decreases of $8 million in salaries and related costs, $2 million in information technology expense and $2 million in the provision for bad debts. These decreases were partially offset by increases of $3 million in legal expenses and $2 million resulting from lower allocations in the quarter of administrative expenses to certain of our affiliate companies. The decrease in marketing and administrative expenses from the immediately preceding quarter was primarily due to a decrease of $5 million in salaries and related costs partially offset by an increase of $1 million resulting from lower charges to manufacturing for information technology costs.

Restructuring.    During the quarter ended October 3, 2003, we recorded an $11 million restructuring charge. The $11 million restructuring charge was a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. design center operations. The restructuring charge was comprised primarily of employee termination costs relating to a reduction in our workforce of approximately 361 employees, 318 of whom had been terminated as of October 3, 2003. Upon completion of these restructuring activities, we estimate that annual salary expense will be reduced by approximately $15 million. We expect the employee termination activities taken in the first fiscal quarter of 2004 to be substantially completed by our third fiscal quarter ending April 2, 2004.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Net Other Income (Expense).    Net other expense increased $3 million, or 50%, for the quarter ended October 3, 2003 when compared with both the year-ago quarter ended September 27, 2002, and the immediately preceding quarter ended June 27, 2003. The increase in net other expense from the year-ago quarter was primarily due to a $2 million change in the value of the underlying asset of the rabbi trust associated with the deferred compensation plan. The increase in net other expense from the immediately preceding quarter was primarily due to gains on the sale of fixed assets of $4 million in the immediately preceding quarter combined with an increase of $1 million in interest expense in the current quarter. These increases were partially offset by a write down of $2 million of our investment in a private company in the immediately preceding quarter.

Income Taxes.    We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes for the quarter ended October 3, 2003 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter. Our provision for income taxes for the quarter ended September 27, 2002 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for domestic deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

As of October 3, 2003, we have recorded net deferred tax assets of $74 million, the realization of which is dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

As of October 3, 2003, accrued income taxes included $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. We believe that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are greater or less than the $125 million indemnification amount, the difference will be recorded as an income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlement occurs.

Certain of our foreign tax returns for various fiscal years are under examination by taxing authorities. We believe that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, our wholly-owned subsidiary that operates our rigid disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require Seagate Technology HDD Holdings, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50 to 1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the quarter ended October 3, 2003 are as follows:

	Required	October 3, 2003
Interest Coverage Ratio	Not less than 2.50	39.20
Fixed Charge Coverage Ratio	Not less than 1.50	4.63
Net Leverage Ratio	Not greater than 1.50	(0.47)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $117 million was available to these entities for borrowing as of October 3, 2003. Although no borrowings have been drawn under this revolving credit facility to date, as of October 3, 2003, we had utilized $33 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees.

On August 22, 2003, pursuant to our quarterly dividend policy, we made a cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of August 8, 2003, including New SAC. On October 20, 2003, we declared a quarterly cash distribution of $0.04 per share to be paid on or before November 21, 2003 to all our shareholders of record as of November 7, 2003.

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

Discussion of Cash Flows

At October 3, 2003, our working capital was $1.145 billion, which included cash, cash equivalents and short-term investments of $1.349 billion. Cash, cash equivalents and short-term investments increased $155 million from June 27, 2003 to October 3, 2003. This increase was primarily due to cash provided by operating activities and proceeds from the issuance of our common shares offset by investments in property, equipment and leasehold improvements and distributions to shareholders.

Cash provided by operating activities for the three months ended October 3, 2003 was $234 million and consisted primarily of net income plus depreciation and amortization partially offset by cash payments for annual executive and employee bonuses. The cash payments related to these bonuses were also the primary reason for the decrease in accrued employee compensation between June 27, 2003 and October 3, 2003.

During the three months ended October 3, 2003, we invested approximately $88 million in property, equipment and leasehold improvements. The $88 million investment comprised:

•	$42 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$13 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$29 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland; and

•	$4 million for other purposes.

We anticipate investments of approximately $650 million to $700 million in property and equipment for fiscal year 2004. This increase over our historic level is a result of our planned investment to expand our media production facility in Singapore. We expect our investment in subsequent years to return to budgeted levels of up to approximately $600 million per year. We plan to finance these investments from existing cash balances and cash flows from operations.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Liquidity Sources and Cash Requirements and Commitments

On August 22, 2003, pursuant to our quarterly dividend policy, we made a cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of August 8, 2003, including New SAC. On October 20, 2003, we declared a quarterly cash distribution of $0.04 per share to be paid on or before November 21, 2003 to all our shareholders of record as of November 7, 2003.

We anticipate that the distribution will be a return of capital for U.S. federal income tax purposes and will not be taxable as a dividend. In such case, for U.S. tax purposes, shareholders would reduce their tax basis in their common shares by the amount received (thereby increasing the amount of gain, or decreasing the amount of loss, to be received by the shareholder on a subsequent distribution of the common shares). Non-U.S. shareholders should consult their tax advisors regarding the proper tax treatment of the distribution. We expect to continue to pay our shareholders a quarterly cash distribution of up to $0.04 per share ($0.16 annually) so long as the aggregate amount of the distributions does not exceed 50% of our consolidated net income for the quarter in which the distributions are declared.

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

Our existing cash balances and prospective cash generation capabilities represent a greater source of funds than is required for our foreseeable cash needs. This cash generation, along with low available rates of return on cash balances necessitates an evaluation of how to best serve our shareholders. We are evaluating ways of distributing cash to our shareholders but any increase in our quarterly dividend or any special distribution would require a restructuring of our senior notes and our senior secured credit facilities. Accordingly we are evaluating the alternatives available to us.

Our principal sources of liquidity as of October 3, 2003 consisted of: (1) $1.349 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $33 million had been used for outstanding letters of credit and bankers’ guarantees as of October 3, 2003, and (3) cash we expect to generate from operations during this fiscal year.

Since the closing of the November 2000 transactions, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, in the second half of fiscal year 2002, in fiscal year 2003 and through the three months ended October 3, 2003, we made return of capital distributions to our shareholders. On October 20, 2003, we declared a quarterly cash distribution of $0.04 per share to be paid on or before November 21, 2003 to all common shareholders of record as November 7, 2003.

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

Our contractual cash obligations and commitments as of October 3, 2003 have been summarized in the table below:

		Fiscal Year(s)
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)
Contractual Obligations:
Long term debt	$747	$4	$7	$336	$400
Operating leases	221	19	45	19	138

Subtotal	968	23	52	355	538
Commitments:
Capital expenditures	246	246	—	—	—
Letters of credit or bank guarantees	33	33

Subtotal	279	279	—	—	—

Total	$1,247	$302	$52	$355	$538

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Establishment of Sales Program Accruals.    During the quarter, we established certain distributor sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size and advertising or point of sale activity. We use a sell-in model under which we recognize revenue when our products are sold to distributors. At the time we recognize revenue, we record contra-revenue based on estimates of future sales returns. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation and customer claim submittals. Significant variations in any of these factors could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective in our quarter ended October 3, 2003. The adoption of SFAS 150 did not have a significant impact on our results of operations or financial position.

Risk Factors

Risks Related to Our Business

Competition—Our industry is highly competitive and our products have experienced significant price erosion.

Even during periods when demand is stable, the rigid disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened and we are unable to offset these factors with new product introductions at higher average prices. A second trend that may contribute to increased average price erosion is the growth of our sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price. Any increase in our average price erosion would have an adverse effect on our result of operations.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for rigid disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales during the winter holiday season of PCs and consumer electronics. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods.

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

The rigid disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Because we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future. Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who are accounting for an increasingly larger portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our rigid disc drives due to technological advances and an oversupply of rigid disc drives in the market, a condition that is exacerbated when competitors exit the industry or specific product lines and liquidate their remaining inventory;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Variable Product Life Cycles—The variability of product life cycles can make planning product transitions difficult.

Historically the rate of increase of areal density has grown rapidly; however, recently this rate of increase is slowing. Higher areal densities mean that fewer read/write heads and rigid discs are required to achieve a given rigid disc drive storage capacity. In addition, advances in computer hardware and software have led to the demand for successive generations of storage products with increased storage capacity and/or improved performance and reliability. As a result, product life cycles have shortened because of recent rapid increases in areal density. The introduction of new rigid disc drives requires us to engage in new product qualifications with our customers and we expect to engage in several competitive product qualifications during the balance of this fiscal year, and on an ongoing basis in future years. Short product cycles make it more difficult to recover the cost of product development because those costs must be recovered over increasingly shorter periods of time during the life cycles of products.

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

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor rigid disc drives. Although we are currently shipping notebook drives to OEMs, we only recently completed qualification programs with a number of OEMs which are material to the success of these products. Furthermore, our recently introduced products only address a limited portion of the existing notebook market. We cannot assure you that we will receive additional qualifications or that we will be able to successfully compete in the market for smaller form factor rigid disc drives. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase.

In addition, we have based the outlook for our financial results in part upon our expected results for notebook products. To the extent that demand for these products does not increase or we are not able to meet such demand, our ability to meet our targeted results may be adversely affected.

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We and our competitors have developed improved products, and we will need to continue to do so in the future. For fiscal year 2003 and the quarter ended October 3, 2003, we had product development expenses of $670 million and $169 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis.

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

For example, during the months preceding the November 2000 transactions, Seagate Delaware’s ability to satisfy customer demand was constrained by a limited supply of electrical components from external suppliers. Due to the weakened economy in general and in the technology sector of the economy in particular, the rigid disc drive industry has experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components. In addition, the recent increases in demand for our mobile computing products, such as notebook computers, could lead to shortages in the components used in smaller form factor rigid disc drives. These events could affect our ability to obtain critical components for our products, including our recently introduced line of products for notebook computers, which in turn could have a material adverse effect on our financial condition, results of operations and prospects.

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

For fiscal year 2003 and the quarter ended October 3, 2003, our top 10 customers accounted for approximately 63% and 64%, respectively, of our rigid disc drive revenue. Hewlett-Packard accounted for approximately 18% and 17% of our rigid disc drive revenue for fiscal year 2003 and the quarter ended October 3, 2003, respectively. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2003 and the quarter ended October 3, 2003, approximately 31% and 31%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 35% and 39%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002 and in correspondence since that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents. We filed a declaratory judgment action in the Superior Court of California, seeking to clarify our rights to Read-Rite Corporation’s patented technology. Read-Rite Corporation responded by filing a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and, pursuant to a notice we received on June 19, 2003, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s assertions against us, in a transaction that closed on July 31, 2003.

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

As of October 3, 2003, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 20.0%, 13.9%, 7.2%, 4.1% and 1.4%, respectively, of our outstanding common shares through their ownership of New SAC. The sponsors’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, the members of our sponsor group will continue to have the power to:

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

In accordance with our quarterly dividend policy, we made a quarterly cash distribution of $0.04 per share, or approximately $18 million, which was paid on August 22, 2003 to all of our shareholders of record as of August 8, 2003, including New SAC. We expect to pay our shareholders a quarterly distribution of up to $0.04 per share ($0.16 annually) so long as the aggregate amount of the distributions does not exceed 50% of our consolidated net income for the quarter in which the distributions are declared.

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

We invest in high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 3, 2003. All investments mature in three years or less.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value October 3, 2003
	(in millions)
Assets
Cash equivalents:
Fixed rate	$764						$764	$764
Average interest rate	1.08%						1.08%
Short-term investments:
Fixed rate	$7	$36	$79	$97			$219	$219
Average interest rate	2.93%	1.92%	2.38%	2.36%			2.31%
Variable rate	$297						$297	$296
Average interest rate	1.19%						1.19%
Total investment securities	$1,068	$36	$79	$97			$1,280	$1,279
Average interest rate	1.13%	1.92%	2.38%	2.36%			1.32%

Long-Term Debt
Fixed rate						$400	$400	$433
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B	$4	$4	$3	$336			$347	$347
(LIBOR +2%)	3.13%	3.13%	3.13%	3.13%			3.13%

Foreign Currency Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the three months ended October 3, 2003, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit, and we intend to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned to this case, has announced his retirement from the federal bench. The case has been assigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.—In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, and we are awaiting a decision. We believe the claims are without merit, and we intend to defend against them vigorously.

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

Securities and Exchange Commission’s Request for Information

We recently received from the Securities and Exchange Commission a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. On October 28, 2003, we received additional information from the SEC regarding the focus of their initial investigatory request. Based on the information provided by the SEC, we believe the SEC is examining the allegations raised by a former employee that was terminated as previously disclosed in our initial public offering prospectus dated December 10, 2002.

The former employee has alleged that the Company dismissed him because he asserted that the Company had incorrectly reallocated certain expenses between costs of goods sold and research and development costs in its financial statements. The reallocations, which the Company did record, were related to a broad company restructuring that changed the focus of activities at various locations as between manufacturing and research and development. These reallocations had no impact on either revenues or earnings and were detailed in the Company’s financial statements contained in its initial public offering prospectus. Moreover, the Company reviewed the reallocations, as well as its financial statement disclosures regarding them, with its independent auditors and the members of the audit committee of its board of directors at the time of the Company’s initial public offering in light of the employee’s allegations. Based upon the Company’s review, which included an investigation by independent counsel and independent accountants reporting to its audit committee, the Company believes that all reallocations were appropriate, the associated disclosure was complete, and that all of the employee’s allegations are without merit.

The Company is fully cooperating and providing all information requested by the SEC to expedite their examination.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended October 3, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2		Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3		Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4		Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form s-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5		Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

10.1		Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(b)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3	(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3	(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4		Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5		Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6		Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9		Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18		Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19		Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20		Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21		Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 21, 2003)

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

31.1	*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on October 22, 2003 with regard to the announcement of its financial results for the quarter ended October 3, 2003, and with regard to the expiration of the 90-day lock-up period with respect to the sale of the registrant’s common stock by the registrant, its controlling shareholder, New SAC, and its executive officers and directors, and the modification of the 180-day lock-up period by Morgan Stanley to permit New SAC to sell up to 16 million shares of the registrant’s common stock before the expiration of the lock-up on January 20, 2004. This 8-K also reported the registrant’s announcement that it had received a request from the SEC for all research analyst reports regarding Seagate Technology published between January 1, 2000 through August 30, 2003. On October 27, 2003, the registrant filed a Current Report on Form 8-K with regard to the announcement on October 24, 2003 regarding the commitment of the registrant’s principal shareholder, New SAC, and certain of the registrant’s executive officers not to sell shares of the registrant’s common stock for the duration of an existing 180-day lock-up period which expires on January 20, 2004. Additionally, on October 30, 2003, the registrant filed a Current Report on Form 8-K with regard to the announcement on October 29, 2003 providing an update to the recent investigatory request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: November 14, 2003	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo Chief Executive Officer (Principal Executive Officer and Director)

DATE: November 14, 2003	BY:	/s/ CHARLES C. POPE
Charles C. Pope Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)