Form 10-Q
period 2004-01-02
SEAGATE TECHNOLOGY
filed 2004-02-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

As of January 30, 2004, 452,492,155 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 2, 2004	June 27, 2003 (a)
ASSETS (See Note 3)
Cash and cash equivalents	$703	$749
Short-term investments	575	445
Accounts receivable, net	912	611
Affiliate accounts receivable	2	—
Inventories	383	319
Other current assets	191	158

Total Current Assets	2,766	2,282
Property, equipment and leasehold improvements, net	1,117	1,111
Other assets, net	157	124

Total Assets (See Note 3)	$4,040	$3,517

LIABILITIES
Accounts payable	$786	$640
Affiliate accounts payable	—	11
Accrued employee compensation	153	217
Accrued expenses	341	312
Accrued income taxes	186	179
Current portion of long-term debt	6	4

Total Current Liabilities	1,472	1,363
Other liabilities	89	93
Long-term debt, less current portion	741	745

Total Liabilities	2,302	2,201
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and paid-in capital	657	640
Deferred stock compensation	(7)	(9)
Retained earnings	1,088	685

Total Shareholders’ Equity	1,738	1,316

Total Liabilities and Shareholders’ Equity	$4,040	$3,517

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 27, 2003.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Revenue	$1,760	$1,734	$3,500	$3,313
Cost of revenue	1,299	1,241	2,571	2,448
Product development	166	169	335	329
Marketing and administrative	73	105	151	191
Restructuring	4	—	15	7

Total operating expenses	1,542	1,515	3,072	2,975

Income from operations	218	219	428	338
Interest income	5	4	9	8
Interest expense	(12)	(12)	(24)	(25)
Other, net	—	(9)	(2)	(5)

Other income (expense), net	(7)	(17)	(17)	(22)

Income before income taxes	211	202	411	316
Provision for income taxes	6	4	8	8

Net income	$205	$198	$403	$308

Net income per share:
Basic	$0.46	$0.49	$0.90	$0.76
Diluted	0.41	0.43	0.81	0.67
Number of shares used in per share calculations:
Basic	450	408	448	405
Diluted	500	463	500	459
Dividends per share (1)	$0.04	$0.65	$0.08	$0.65

(1)	During the three and six months ended December 27, 2002 and immediately prior to the closing of its initial public offering, the Company paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC.

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	January 2, 2004	December 27, 2002
OPERATING ACTIVITIES
Net income	$403	$308
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	216	214
Deferred income tax	(2)	(16)
Non-cash portion of restructuring charge	—	(10)
Other, net	3	30
Changes in operating assets and liabilities:
Accounts receivable	(303)	(25)
Inventories	(64)	14
Accounts payable	135	(20)
Accrued expenses, employee compensation and warranty	(11)	(2)
Accrued income taxes	7	9
Other assets and liabilities	(56)	(25)
Accrued deferred compensation	—	(147)

Net cash provided by operating activities	328	330

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(222)	(221)
Purchases of short-term investments	(2,106)	(1,544)
Maturities and sales of short-term investments	1,974	1,423
Sale of XIOtech, net of repayment of short-term investments	—	8
Sale of Reynosa facility	—	28
Other, net	(35)	(26)

Net cash used in investing activities	(389)	(332)

FINANCING ACTIVITIES
Repayment of long-term debt	(2)	—
Issuance of common shares	53	274
Distributions to shareholders	(36)	(262)

Net cash provided by financing activities	15	12

Increase (decrease) in cash and cash equivalents	(46)	10
Cash and cash equivalents at the beginning of the period	749	612

Cash and cash equivalents at the end of the period	$703	$622

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended January 2, 2004

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Comprehensive Income	Total
Balance at June 27, 2003	439	$—	$640	$(9)	$685	$1,316
Net income and comprehensive income					403	403
Issuance of common shares related to exercise of employee stock options	10		28			28
Distributions to shareholders			(36)			(36)
Issuance of common shares related to employee stock purchase plan	2		25			25
Amortization of deferred stock compensation				2		2

Balance at January 2, 2004	451	$—	$657	$(7)	$1,088	$1,738

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations — In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” On December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.”

Basis of Presentation — The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 27, 2003 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on August 21, 2003. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 27, 2003 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the six months ended January 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended January 2, 2004 and December 27, 2002 both comprised 13 weeks. The six months ended January 2, 2004 and December 27, 2002 comprised 27 weeks and 26 weeks, respectively. Fiscal year 2004 will be comprised of 53 weeks and will end on July 2, 2004.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net Income Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and six months ended January 2, 2004 and December 27, 2002 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Numerator:
Net Income	$205	$198	$403	$308

Denominator:
Denominator for basic net income per share—weighted average number of common and preferred shares outstanding during the period	450	408	448	405
Incremental common shares attributable to exercise of outstanding options	50	55	52	54

Denominator for diluted net income per share—weighted average shares	500	463	500	459
Basic net income per share	$0.46	$0.49	$0.90	$0.76

Diluted net income per share	$0.41	$0.43	$0.81	$0.67

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

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Net income:
As reported	$205	$198	$403	$308
Add-back: Stock-based employee compensation included in net income	1	1	2	1
Deduct: Stock-based employee compensation determined under fair value method	(17)	(7)	(33)	(12)

Pro forma	$189	$192	$372	$297
Basic earnings per share:
As reported	$0.46	$0.49	$0.90	$0.76
Pro forma	$0.42	$0.47	$0.83	$0.73
Diluted earnings per share:
As reported	$0.41	$0.43	$0.81	$0.67
Pro forma	$0.38	$0.42	$0.75	$0.65

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference, may be material to the financial statements.

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

3.	Balance Sheet Information

	January 2, 2004	June 27, 2003
	(in millions)
Accounts Receivable:
Accounts receivable	$942	$643
Allowance for doubtful accounts	(30)	(32)

	$912	$611

Inventories:
Components	$88	$71
Work-in-process	45	38
Finished goods	250	210

	$383	$319

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$2,172	$1,966
Accumulated depreciation and amortization	(1,055)	(855)

	$1,117	$1,111

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$98	$85
Long-term accrued warranty included in other liabilities on the balance sheet	42	49

	$140	$134

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

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s provision for income taxes for the three and six months ended January 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and six months ended January 2, 2004. The Company’s provision for income taxes for the three and six months ended December 27, 2002 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for domestic deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than a notional U.S. 35% rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

As of January 2, 2004, the Company has recorded net deferred tax assets of $77 million, the realization of which is dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future taxable income.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of January 2, 2004, accrued income taxes included $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. The Company believes that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are greater or less than the $125 million indemnification amount, the difference will be recorded as an income tax expense or benefit and may significantly affect the Company’s effective tax rate for the period in which the settlement occurs.

Certain of the Company’s foreign tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

5.	Stock Compensation

Seagate Technology Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology Share Option Plan. From July 1, 2001 through January 2, 2004, options to purchase 90,860,402 common shares were granted to employees under this share option plan, net of cancellations. Of these 90,860,402 common shares granted, 10,079,000 shares were exercised during the six months ended January 2, 2004 at a weighted average exercise price of $2.66.

Deferred Stock Compensation—In connection with certain stock options granted during the six months ended December 27, 2002, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through January 2, 2004, the Company has amortized approximately $3.4 million of such compensation expense.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The fair value of the Company’s stock options granted to employees for the three and six months ended January 2, 2004 and December 27, 2002 was estimated assuming no expected dividends for periods prior to December 27, 2002, and the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Option Plan Shares
Expected life (in years)	3.0	3.0	3.0	3.0
Risk-free interest rate	2.4%	2.1%	2.3 – 2.4%	2.1 – 3.0%
Volatility	0.83	0.83	0.83	0.0001 – 0.83
Expected dividend	0.54 – 0.91%	—	0.54 – 0.91%	—
ESPP Plan Shares
Expected life (in years)	0.5 – 1.0	—	0.5 – 1.0	—
Risk-free interest rate	1.12 – 1.33%	—	1.12 – 1.33%	—
Volatility	0.65 –0.99	—	0.65 – 0.99	—
Expected dividend	0.76%	—	0.76%	—

The weighted average fair value of stock options granted under the Seagate Technology Option plan was $12.21 and $3.86 for the three months ended January 2, 2004 and December 27, 2002, respectively. The weighted average fair value of stock options granted under the Seagate Technology Option plan was $12.43 and $3.54 for the six months ended January 2, 2004 and December 27, 2002, respectively. The weighted average fair value of stock options granted under the ESPP was $6.03 for the three and six months ended January 2, 2004.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Restructuring Costs

In the quarter ended January 2, 2004, the Company recorded restructuring costs of $4 million in connection with its on-going restructuring activities which began in its first fiscal quarter. During the six months ended January 2, 2004, the Company recorded restructuring costs of $15 million. These costs were a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. design center operations. The restructuring costs were comprised of employee termination costs relating to a reduction in the Company’s workforce of approximately 382 employees, 318 of whom had been terminated as of January 2, 2004.

The following table summarizes the Company’s restructuring activities for the six months ended January 2, 2004:

Severance and Benefits
(in millions)
Reserve balances, June 27, 2003	$5
First quarter restructuring costs	11
Second quarter restructuring costs	4
Cash charges	(15)

Reserve balances, January 2, 2004	$5

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Business Segments

Prior to the Company’s sale of XIOtech Corporation to New SAC on November 4, 2002, the Company had two operating segments: rigid disc drives and storage area networks, however, only the rigid disc drive business was a reportable segment. See Note 11, Sale of XIOtech Corporation. The operating results for XIOtech are included in the Company’s consolidated results of operations through the date that XIOtech was sold to New SAC and are included in the “other” category below. The Company has identified its Chief Executive Officer, or CEO, as the Chief Operating Decision Maker. Gross profit from operations is defined as revenue less cost of revenue. The following tables summarize the Company’s operations:

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
	(in millions)
Revenue and Gross Profit
Revenue:
Rigid Disc Drives	$1,760	$1,731	$3,500	$3,291
Other	—	4	—	24
Eliminations	—	(1)	—	(2)

Consolidated	$1,760	$1,734	$3,500	$3,313

Gross Profit:
Rigid Disc Drives	$461	$491	$929	$853
Other	—	2	—	12

Consolidated	$461	$493	$929	$865

Total Assets
Rigid Disc Drives	$4,060	$3,245
Other	—	—

Operating Segments	4,060	3,245
Eliminations	(20)	(24)

Consolidated	$4,040	$3,221

XIOtech had net losses of $3 million and $9 million for the three and six months ended December 27, 2002, respectively, which is included in the Company’s consolidated results for those periods.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Comprehensive Income and Supplemental Cash Flow Information

Comprehensive Income

For the three and six months ended January 2, 2004 and December 27, 2002, comprehensive income included net income and an immaterial amount of unrealized gains on marketable securities. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency as components of accumulated other comprehensive income (loss). The accumulated other comprehensive income (loss) at January 2, 2004 and June 27, 2003 was insignificant.

Supplemental Cash Flow Information

	For the Six Months Ended
	January 2, 2004	December 27, 2002
	(in millions)
Cash Transactions:
Cash paid for interest	$22	$28
Cash paid for income taxes, net of refunds	4	15

9.	Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective for the Company’s fiscal quarter ended October 3, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations or financial position.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. For example, companies now are required to provide a breakdown of plan assets by category, such as equity, debt and real estate. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and will be effective for the Company’s fiscal quarter ending April 2, 2004. The adoption of SFAS 132, as revised in 2003, is not expected to have an impact on the Company’s results of operations or financial position.

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

In consideration of the Company’s sale of XIOtech to New SAC, the Company received a $32 million promissory note from New SAC. The amount of this promissory note was equal to the estimated fair value of XIOtech as of the date of the sale, net of intercompany indebtedness. Immediately after the sale of XIOtech to New SAC, the Company made an in-kind pro rata distribution of the entire promissory note to the holders of its then-outstanding shares, including New SAC, which at the time owned approximately 99.4% of its outstanding shares. That portion of the note distributed back to New SAC was cancelled, and New SAC immediately paid off the remaining 0.6% of the promissory note held by the Company’s minority shareholders. As a result of the sale of XIOtech, the Company no longer consolidates XIOtech’s operations with its operations.

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

On October 28, 2002, the Company closed the sale of its product repair and servicing facility in Reynosa, Mexico and certain related equipment and inventory to a wholly-owned subsidiary of Jabil Circuit, Inc. (“Jabil”). After the sale, Jabil became the Company’s primary source provider of warranty repair services for a multi-year period at costs defined in a long-term services agreement. During the term of this services agreement, the Company will be dependent upon Jabil to effectively manage warranty repair related costs and activities. The arrangement with Jabil is comprised of various elements, including the sale of the facility, equipment and inventory, the Company’s obligations under the services agreement, and potential reimbursements by the Company to Jabil. Because the fair values of each of these elements had not been separately established, and because the Company agreed to repurchase the inventory sold to Jabil, the $10 million excess of the sale prices assigned to various elements of the arrangements with Jabil over their respective carrying values was offset against cost of revenue as a reduction to warranty expense. Of the $10 million excess, $5 million was utilized in the quarter ended December 27, 2002 to offset an immediate repair cost increase and the remaining $5 million is being utilized over the remaining period of the long-term services agreement.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended January 2, 2004 and December 27, 2002 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
	(in millions)
Balance, beginning of period	$130	$150	$134	$160
Warranties issued	20	19	41	41
Repairs and replacements	(33)	(32)	(77)	(60)
Changes in liability for pre-existing warranties, including expirations	23	12	42	8

Balance, end of period	$140	$149	$140	$149

The Company offers extended warranties on certain of it products. Revenue and deferred revenue related to extended warranties has not been material to date.

14.	Related Party Transactions

Affiliate Transactions

Historically, the Company’s predecessor provided substantial services to some of its other affiliated companies. Subsequent to the closing of the November 2000 transactions, these services continue to be provided by the Company. The services provided generally include tax, benefits administration, information technology and legal. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ administrative expenses for the six months ended January 2, 2004 were approximately $2 million. Purchases and sales to other affiliated companies were not material for any of the periods presented.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Employee Receivables

At January 2, 2004, amounts receivable from three officers totaled $1.7 million while amounts receivable from an additional 18 officers and/or employees totaled $1.5 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. The loans totaling $1.7 million were made during fiscal year 2001 and bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.7 million of the $1.7 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.5 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

Distributions to New SAC

In August 2003 and November 2003, the Company paid cash distributions aggregating approximately $36 million, or $0.08 per share, to its shareholders. Of the $36 million paid, New SAC received approximately $23 million. New SAC in turn distributed the $23 million it received to its ordinary shareholders, including approximately $4 million paid to officers and employees of the Company who held ordinary shares of New SAC.

15.	Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at January 2, 2004 and June 27, 2003, the condensed consolidating results of operations for the three and six months ended January 2, 2004 and December 27, 2002, and the condensed consolidating cash flows for the six months ended January 2, 2004 and December 27, 2002. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

January 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$28	$—	$675	$—	$703
Short-term investments	—	—	575	—	575
Accounts receivable, net	—	—	912	—	912
Affiliate accounts receivable	—	—	2	—	2
Inventories	—	—	383	—	383
Other current assets	—	—	191	—	191

Total Current Assets	28	—	2,738	—	2,766

Property, equipment and leasehold improvements, net	—	—	1,117	—	1,117
Equity investment in HDD	1,712	—	—	(1,712)	—
Equity investments in Non-Guarantors	—	2,035	—	(2,035)	—
Intercompany loan receivable	—	320	—	(320)	—
Other assets	—	10	147	—	157

Total Assets	$1,740	$2,365	$4,002	$(4,067)	$4,040

Accounts payable	$—	$—	$786	$—	$786
Accrued employee compensation	—	—	153	—	153
Accrued expenses	1	6	334	—	341
Accrued income taxes	—	—	186	—	186
Current portion of long-term debt	—	4	2	—	6

Total Current Liabilities	1	10	1,461	—	1,472

Other liabilities	1	—	88	—	89
Intercompany loan payable	—	—	320	(320)	—
Long-term debt, less current portion	—	643	98	—	741

Total Liabilities	2	653	1,967	(320)	2,302

Shareholders’ Equity	1,738	1,712	2,035	(3,747)	1,738

Total Liabilities and Shareholders’ Equity	$1,740	$2,365	$4,002	$(4,067)	$4,040

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$45	$—	$704	$—	$749
Short-term investments	—	—	445	—	445
Accounts receivable, net	—	—	611	—	611
Intercompany receivable	—	—	14	(14)	—
Inventories	—	—	319	—	319
Other current assets	—	—	158	—	158

Total Current Assets	45	—	2,251	(14)	2,282

Property, equipment and leasehold improvements, net	—	—	1,111	—	1,111
Equity investment in HDD	1,288	—	—	(1,288)	—
Equity investments in Non-Guarantors	—	1,619	—	(1,619)	—
Intercompany loan receivable	—	310	—	(310)	—
Other assets	—	12	112	—	124

Total Assets	$1,333	$1,941	$3,474	$(3,231)	$3,517

Accounts payable	$—	$—	$640	$—	$640
Affiliate accounts payable	—	—	11	—	11
Intercompany payable	1	—	13	(14)	—
Accrued employee compensation	—	—	217	—	217
Accrued expenses	8	5	299	—	312
Accrued income taxes	—	—	179	—	179
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	9	7	1,361	(14)	1,363

Other liabilities	8	—	85	—	93
Intercompany loan payable	—	—	310	(310)	—
Long-term debt, less current portion	—	646	99	—	745

Total Liabilities	17	653	1,855	(324)	2,201

Shareholders’ Equity	1,316	1,288	1,619	(2,907)	1,316

Total Liabilities and Shareholders’ Equity	$1,333	$1,941	$3,474	$(3,231)	$3,517

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended January 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,760	$—	$1,760
Cost of revenue	—	—	1,299	—	1,299
Product development	—	—	166	—	166
Marketing and administrative	—	—	73	—	73
Restructuring costs	—	—	4	—	4

Total operating expenses	—	—	1,542	—	1,542

Income from operations	—	—	218	—	218
Interest income	—	7	4	(6)	5
Interest expense	—	(11)	(7)	6	(12)
Equity in income of HDD	205	—	—	(205)	—
Equity in income of Non-Guarantors	—	209	—	(209)	—
Other, net	—	—	—	—	—

Other income (expense), net	205	205	(3)	(414)	(7)

Income before income taxes	205	205	215	(414)	211
Provision for income taxes	—	—	6	—	6

Net income	$205	$205	$209	$(414)	$205

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended January 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,500	$—	$3,500
Cost of revenue	—	—	2,571	—	2,571
Product development	—	—	335	—	335
Marketing and administrative	1	—	150	—	151
Restructuring costs	—	—	15	—	15

Total operating expenses	1	—	3,071	—	3,072

Income (loss) from operations	(1)	—	429	—	428
Interest income	—	14	7	(12)	9
Interest expense	—	(22)	(14)	12	(24)
Equity in income of HDD	404	—	—	(404)	—
Equity in income of Non-Guarantors	—	412	—	(412)	—
Other, net	—	—	(2)	—	(2)

Other income (expense), net	404	404	(9)	(816)	(17)

Income before income taxes	403	404	420	(816)	411
Provision for income taxes	—	—	8	—	8

Net income	$403	$404	$412	$(816)	$403

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$403	$404	$412	$(816)	$403
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	216	—	216
Deferred income taxes	—	—	(2)	—	(2)
Equity in income of HDD	(404)	—	—	404	—
Equity in income of Non-Guarantors	—	(412)	—	412	—
Other, net	—	—	3	—	3
Changes in operating assets and liabilities:
Accounts receivable	—	—	(301)	—	(301)
Affiliate accounts receivable	—	—	(2)	—	(2)
Intercompany accounts receivable	—	—	14	(14)	—
Inventories	—	—	(64)	—	(64)
Accounts payable	—	—	146	—	146
Affiliate accounts payable	—	—	(11)	—	(11)
Intercompany accounts payable	(1)	—	(13)	14	—
Accrued expenses, employee compensation and warranty	(5)	1	(7)	—	(11)
Accrued income taxes	—	—	7	—	7
Other assets and liabilities, net	(7)	(4)	(45)	—	(56)

Net cash provided by (used in) operating activities	(14)	(11)	353	—	328
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(222)	—	(222)
Purchase of short-term investments	—	—	(2,106)	—	(2,106)
Maturities and sales of short-term investments	—	—	1,974	—	1,974
Other, net	—	2	(37)	—	(35)

Net cash provided by (used in) used in investing activities	—	2	(391)	—	(389)
Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	53	—	—	—	53
Loan from HDD to Non-Guarantor	—	(10)	10	—	—
Investment by Parent in HDD	(20)	20	—	—	—
Distribution to shareholders	(36)	—	—	—	(36)

Net cash provided by (used in) financing activities	(3)	9	9	—	15

Increase (decrease) in cash and cash equivalents	(17)	—	(29)	—	(46)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$28	$—	$675	$—	$703

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 27, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,734	$—	$1,734
Cost of revenue	—	—	1,241	—	1,241
Product development	—	—	169	—	169
Marketing and administrative	—	2	103	—	105

Total operating expenses	—	2	1,513	—	1,515

Income (loss) from operations	—	(2)	221	—	219
Interest income	—	5	4	(5)	4
Interest expense	—	(11)	(6)	5	(12)
Equity in income of HDD	201	—	—	(201)	—
Equity in income (losses) of Non-Guarantors	(3)	209	—	(206)	—
Other, net	—	—	(9)	—	(9)

Other income (expense), net	198	203	(11)	(407)	(17)

Income before income taxes	198	201	210	(407)	202
Provision for income taxes	—	—	4	—	4

Net income	$198	$201	$206	$(407)	$198

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 27, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,313	$—	$3,313
Cost of revenue	—	—	2,448	—	2,448
Product development	—	—	329	—	329
Marketing and administrative	—	2	189	—	191
Restructuring	—	—	7	—	7

Total operating expenses	—	2	2,973	—	2,975

Income (loss) from operations	—	(2)	340	—	338
Interest income	—	11	8	(11)	8
Interest expense	—	(22)	(14)	11	(25)
Equity in income of HDD	317	—	—	(317)	—
Equity in income (losses) of Non-Guarantors	(9)	331	—	(322)	—
Other, net	—	(1)	(4)	—	(5)

Other income (expense), net	308	319	(10)	(639)	(22)

Income before income taxes	308	317	330	(639)	316
Provision for income taxes	—	—	8	—	8

Net income	$308	$317	$322	$(639)	$308

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 27, 2002

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$308	$317	$322	$(639)	$308
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	214	—	214
Deferred income taxes	—	—	(16)	—	(16)
Non-cash portion of restructuring charge	—	—	(10)	—	(10)
Equity in income of HDD	(317)	—	—	317	—
Equity in income (loss) of Non-Guarantors	9	(331)	—	322	—
Other, net	—	—	30	—	30
Changes in operating assets and liabilities:
Accounts receivable	—	—	(25)	—	(25)
Intercompany accounts receivable	(143)	3	(2)	142	—
Inventories	—	—	14	—	14
Accounts payable	—	—	(20)	—	(20)
Intercompany accounts payable	15	143	(16)	(142)	—
Accrued expenses, employee compensation and warranty	1	(12)	9	—	(2)
Accrued income taxes	—	—	9	—	9
Other assets and liabilities, net	—	4	(29)	—	(25)
Accrued deferred compensation	—	(146)	(1)	—	(147)

Net cash provided by (used in) operating activities	(127)	(22)	479	—	330
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(221)	—	(221)
Purchase of short-term investments	—	—	(1,544)	—	(1,544)
Maturities and sales of short-term investments	—	—	1,423	—	1,423
Sale of XIOtech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other, net	—	—	(26)	—	(26)

Net cash used in investing activities	—	—	(332)	—	(332)
Financing Activities
Issuance of common shares	274	—	—	—	274
Loan from HDD to Non-Guarantor	—	(206)	206	—	—
Loan repayment from Non-Guarantor to HDD	—	316	(316)	—	—
Distribution from HDD to Parent	334	(334)	—	—	—
Distribution from Parent to HDD	(201)	201	—	—	—
Distribution to shareholders	(262)	—	—	—	(262)
Other, net	—	—	—	—	—

Net cash provided by (used in) financing activities	145	(23)	(110)	—	12

Increase (decrease) in cash and cash equivalents	18	(45)	37	—	10
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the period	$18	$1	$603	$—	$622

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter and six months ended January 2, 2004 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. We are a subsidiary of New SAC, a Cayman Islands limited liability corporation. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.” In November 2000, we acquired the rigid disc drive business and the storage area networks business of Seagate Delaware in a series of transactions that we refer to herein as the November 2000 transactions.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report.

Our Company

We are the worldwide leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives are used as the primary medium for storing electronic information in systems ranging from desktop computers, notebook computers and consumer electronics to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in both the enterprise sector of our industry, where our products are primarily used in enterprise servers, mainframes and workstations, and the personal storage sector of our industry, where our products are used in PCs, notebook computers and consumer electronics.

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal year 2003 and the six months ended January 2, 2004, approximately 61% and 54%, respectively, of our rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For fiscal year 2003 and the six months ended January 2, 2004, approximately 34% and 28%, respectively, of our revenue came from customers located in North America, approximately 31% and 32%, respectively, came from customers located in Europe and approximately 35% and 40%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years. The slowing change in areal density contributes to:

•	a potential increase in the supply of disc drives that are available to satisfy customer demand, as the slowing areal density curve results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price, with respect to both personal storage and enterprise storage disc drives;

•	the increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	increasing average price erosion, as product life cycles are lengthened and the ability of rigid disc drive producers to introduce new products at higher prices is limited, particularly in periods of excess industry supply.

We also believe that the industry is experiencing several positive trends relative to overall demand including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives: We estimate that in the most recent quarter industry shipments of disc drives to non-gaming consumer electronic applications grew in excess of 70% from the year-ago quarter.

•	a renewed buying cycle for consumer and commercial client computing systems: We estimate that in the most recent quarter industry shipments of disc drives for PC desktop and notebook systems grew 20% from the year-ago quarter, with the desktop market increasing approximately 15% and the notebook market increasing over 50%. We believe that a portion of the growth in the notebook market is a result of consumers shifting from desktop to notebook computers, a trend that we believe may be accelerating. We are encouraged by these trends and their continuation is an important assumption underlying our available market estimates for both the notebook and personal storage markets.

•	a return to double-digit year-over-year unit growth in the enterprise storage market: We estimate that industry shipments of enterprise products in the second half of calendar year 2003 were up 15% from the second half calendar year 2002 levels.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In the first half of fiscal year 2004, we observed what we believe to be a shift in seasonal demand for disc drives used in the personal storage market. We believe the seasonally high demand for disc drives used in this market may be shifting more toward our first fiscal quarter from our second fiscal quarter. This shift in seasonal demand for our personal storage products is in part driven by the growing consumer electronics business with its season occurring earlier than that of the general computer market. We believe this trend will continue and, due to the increasing importance of the consumer electronics market to our business, will impact our revenue and results of operations in these quarters.

We believe demand for personal storage products in our second fiscal quarter of 2004 was lower than industry expectations, which were based in part on historical demand patterns. To the extent that our industry builds product based on expectations of demand that do not materialize, the market may experience an oversupply of personal storage products that could lead to increased price erosion. Seagate observed lower than expected sell-through in the distribution channel, particularly in the month of October and again during the last half of December. We believe our experience was consistent with that of our industry. We believe that this lower than anticipated sell-through taken together with the level of industry production, created increased pressure on pricing and terms and resulted in higher than anticipated industry channel inventories at the end of the quarter. This level of industry channel inventories, which we estimate to be in excess of six weeks for the end of the second fiscal quarter, is high from an historical perspective.

Another key trend has been the growth of sales to distributors that serve producers of non-branded personal storage products, particularly in the Far East and in developing nations. Product qualification programs in this channel are limited, which increases the number of competing products that are available to satisfy demand. As a result, purchasing decisions in this channel are based largely on price, terms and product availability and sales are less predictable and have greater fluctuation than sales to OEM customers. As sales to distributors become an increasingly larger portion of our total sales, we may have increased volatility in our results of operations

Seagate Overview.    We maintain a highly integrated approach to our business by designing and manufacturing components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our innovations in manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Although we derive an important competitive advantage as a result of this strategy, it results in higher fixed costs, which may adversely affect our financial performance, particularly in periods of declining demand and in periods of slower growth in the areal density curve such as we are now experiencing. To offset these higher fixed costs we are continuously engaged in efforts to reduce our costs and improve our manufacturing efficiencies and flexibility. This approach also increases the importance of realizing and maintaining substantial market share in the markets in which we compete, allowing us to spread our technology investments across a high unit volume of products.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

During the quarter ended January 2, 2004, we shipped 1.4 million fewer personal storage disc drives than we expected. The majority of the unit shortfall occurred in our OEM customer base and was due to a combination of our decision not to sell certain products at market clearing prices that we deemed unacceptable and certain execution issues related to product quality and subsequent selective OEM re-qualification for certain personal storage products. Although we believe that we have resolved these execution issues, we cannot assure you we will be able to recapture all of the market share from our OEM customers that we may have lost as a result of these issues or that our revenue, gross margin or profitability will not be adversely affected by similar issues in the future. The shortfall in OEM shipments resulted in our greater dependence on the global distribution channel during the quarter and particularly in December, which resulted in greater exposure to pressure on pricing and terms discussed above.

Partially offsetting the adverse impact of the shipment shortfall and adverse pricing for personal storage disc drives discussed above, we shipped 1.9 million mobile storage disc drives in the quarter ended January 2, 2004, exceeding our market share goal of 10% six months ahead of schedule. While we remain focused on growing our customer base by completing qualifications among the top OEM notebook manufacturers, we expect the growth rate of mobile storage unit shipments that we experienced in the second fiscal quarter to moderate materially in the next few quarters. In addition, unit shipments for enterprise storage disc drives were 2.7 million during the quarter, which was slightly ahead of our expectations, and we believe we maintained our market share from the previous quarter ended October 3, 2003. Finally, we undertook efforts to reduce normal operating expenses in the quarter, including a holiday furlough and a modification of executive bonus programs, which further partially offset the adverse impact of the shipment shortfall and adverse pricing for personal storage disc drives in the quarter.

We believe that the current industry expectation of few, if any, new significant product introductions over the next two quarters in either the personal storage or enterprise storage product offerings creates an environment of more stable market shares, in which significant shifts in market share are likely to occur only as a result of specific company product execution issues or price competition. Considering that and the normal seasonal pattern of declining unit demand and pricing in the third and fourth fiscal quarters and given the level of product pricing generally entering the third fiscal quarter, we expect that our gross margin as a percentage of revenue and our net income will decline in the next two quarters materially below the levels of this quarter as well as the levels of the comparable quarters of the prior fiscal year. The extent of the decline is subject to wide variation depending on the actual levels of industry supply relative to market demand, particularly with respect to personal storage disc drives.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(dollars in millions)	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Revenue	$1,760	$1,734	$3,500	$3,313
Cost of revenue	1,299	1,241	2,571	2,448

Gross margin	461	493	929	865

Product development	166	169	335	329
Marketing and administrative	73	105	151	191
Restructuring	4	—	15	7

Income from operations	218	219	428	338
Other income (expense), net	(7)	(17)	(17)	(22)

Income before income taxes	211	202	411	316
Provision for income taxes	6	4	8	8

Net income	$205	$198	$403	$308

	For the Three Months Ended		For the Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Revenue	100%	100%	100%	100%
Cost of revenue	74	72	73	74

Gross margin	26	28	27	26

Product development	10	10	10	10
Marketing and administrative	4	6	4	6
Restructuring	—	—	1	—

Income from operations	12	12	12	10
Other income (expense), net	—	(1)	—	(1)

Income before income taxes	12	11	12	9
Provision for income taxes	—	—	—	—

Net income	12%	11%	12%	9%

Revenue.    Revenue for the quarter ended January 2, 2004 was $1.760 billion, up 1% from $1.734 billion in the year-ago quarter, and up 1% from $1.740 billion in the immediately preceding quarter. Revenue for the six months ended January 2, 2004 was $3.500 billion, up 6% from $3.313 billion in the year-ago six-month period. Our overall average unit sales price for our rigid disc drive products was $80 for the quarter ended January 2, 2004, down 15% from $94 in the year-ago quarter, and down 1% from $81 in the immediately preceding quarter.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The increase in revenue from the year-ago quarter was primarily attributable to an increase in rigid disc drive shipments from 18.3 million units in the year-ago quarter to 21.7 million units in the quarter ended January 2, 2004 and a shift in mix to our notebook products substantially offset by price erosion, particularly as a result of a more aggressive than anticipated pricing environment in the personal storage market. The increase in revenue from the immediately preceding quarter was primarily attributable to an increase in rigid disc drive shipments from 21.2 million units in the previous quarter to 21.7 million units in the quarter ended January 2, 2004 and a shift in mix to our notebook products. This increase in revenue was substantially offset by price erosion, particularly in the personal storage market, as described above. The increase in revenue from the year-ago six-month period was primarily attributable to an increase in rigid disc drive shipments from 35.0 million units in the year-ago period to 43.0 million units in the six months ended January 2, 2004 offset substantially by price erosion.

Cost of Revenue.    Cost of revenue for the quarter ended January 2, 2004 was $1.299 billion, up 5% from $1.241 billion in the year-ago quarter, and up 2% from $1.272 billion in the immediately preceding quarter. Gross margin as a percentage of revenue for the quarter ended January 2, 2004 was 26% as compared with 28% for the year-ago quarter, and 27% for the immediately preceding quarter. Cost of revenue for the six months ended January 2, 2004 was $2.571 billion, up 5% from $2.448 billion in the year-ago six-month period. Gross margin as a percentage of revenue for the six months ended January 2, 2004 was 27% as compared with 26% for the year-ago six-month period. The decrease in gross margin as a percentage of revenue from both the comparable year-ago quarter and the immediately preceding quarter was primarily due to an increasingly competitive pricing environment within the personal storage market and increased warranty expense which was partially offset by increased disc drive shipments for the notebook market. The increase in gross margin as a percentage of revenue from the year-ago six-month period was primarily due to improved operational efficiencies and greater factory utilization partially offset by price erosion and increased warranty expense.

Product Development Expenses.    Product development expenses decreased by $3 million, or 2%, for the quarter ended January 2, 2004 when compared with both the year-ago quarter and the immediately preceding quarter. The major components of product development expense comprised of salaries, materials and depreciation remained consistent with both the year-ago quarter and the immediately preceding quarter. Product development expenses increased by $6 million, or 2%, for the six months ended January 2, 2004 when compared with the year-ago six-month period. The increase in product development expenses from the year-ago six-month period was primarily due to increases of $10 million in salaries and related costs and $5 million in depreciation partially offset by decreases of $4 million in allocated legal expenses and $4 million as a result of our sale of XIOtech in the year-ago quarter.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Marketing and Administrative Expenses.    Marketing and administrative expenses decreased by $32 million, or 30%, for the quarter ended January 2, 2004 when compared with the year-ago quarter, and decreased by $5 million, or 6%, when compared with the immediately preceding quarter. The decrease in marketing and administrative expenses from the year-ago quarter was primarily due to decreases of $12 million related to the discontinuation of an annual monitoring fee paid to certain New SAC investors, $9 million in salaries and related costs from lower headcount as a result of our ongoing restructuring activities, $7 million in stock compensation expense, and $4 million as a result of our sale of XIOtech, all of which occurred in the year-ago quarter. The decrease in marketing and administrative expenses from the immediately preceding quarter was primarily due to decreases of $3 million in legal expenses and $2 million in salaries and related costs. Marketing and administrative expenses decreased by $40 million, or 21%, for the six months ended January 2, 2004 when compared with the year-ago six-month period. The decrease in marketing and administrative expenses from the year-ago six-month period was primarily due to decreases of $16 million as a result of our sale of XIOtech, $12 million related to the discontinuation of an annual monitoring fee paid to certain New SAC investors and $7 million in stock compensation expense all of which occurred in the year-ago six-month period as well as $11 million in salaries and related costs from lower headcount as a result of our ongoing restructuring activities. These decreases were partially offset by an increase of $6 million in legal expenses of which $4 million related to decreased allocations and $2 million related to overall increased spending.

Restructuring.    In the quarter ended January 2, 2004, we recorded restructuring costs of $4 million in connection with our on-going restructuring activities, which began in our first fiscal quarter. During the six months ended January 2, 2004, we recorded restructuring costs of $15 million. These costs were a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. design center operations. The restructuring costs were comprised of employee termination costs relating to a reduction in our workforce. Upon completion of these restructuring activities, we estimate that annual salary expense will be reduced by approximately $18 million. We expect these employee termination activities to be substantially completed by July 2, 2004.

Net Other Income (Expense).    Net other expense decreased by $10 million for the quarter ended January 2, 2004 when compared with the year-ago quarter, and decreased $2 million when compared with the immediately preceding quarter. The decrease in net other expense from the year-ago quarter was primarily due to the write down of $8 million of our investment in a private company in the year-ago quarter and a $2 million change in the value of the underlying asset of the rabbi trust associated with the deferred compensation plan. The decrease in net other expense from the immediately preceding quarter was primarily due to the $2 million change in the value of the underlying asset of the rabbi trust mentioned above. Net other expense decreased $5 million for the six months ended January 2, 2004 when compared with the year-ago six-month period. This decrease in net other expense was primarily due to the write down of $8 million of our investment in a private company partially offset by gains of $2 million on the sale of assets, both of which occurred in the year-ago six-month period.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Income Taxes.    We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes for the three and six months ended January 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and six months ended January 2, 2004. Our provision for income taxes for the three and six months ended December 27, 2002 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for domestic deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than a notional U.S. 35% rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or to U.S. federal income tax if remitted to our foreign parent holding company.

As of January 2, 2004, we have recorded net deferred tax assets of $77 million, the realization of which is dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future taxable income.

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

As of January 2, 2004, accrued income taxes included $125 million for tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represents U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. Certain of Seagate Delaware’s federal and state tax returns are under examination by tax authorities. We believe that the $125 million tax indemnification amount is adequate to cover any final assessments that may result from these examinations. The timing of the settlement of these examinations is uncertain. To the extent the settlement of these examinations results in tax liabilities that are greater or less than the $125 million indemnification amount, the difference will be recorded as an income tax expense or benefit and may significantly affect our effective tax rate for the period in which the settlement occurs.

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

The calculated financial ratios for the quarter ended January 2, 2004 are as follows:

	Required	January 2, 2004
Interest Coverage Ratio	Not less than 2.50	40.2
Fixed Charge Coverage Ratio	Not less than 1.50	4.4
Net Leverage Ratio	Not greater than 1.50	(0.43)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $115 million was available to these entities for borrowing as of January 2, 2004. Although no borrowings have been drawn under this revolving credit facility to date, as of January 2, 2004, we had utilized $35 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees.

On August 22, 2003, we made a quarterly cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of August 8, 2003, including New SAC. Additionally, on November 21, 2003, we made a quarterly cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of November 7, 2003, including New SAC.

On January 29, 2004, our board of directors increased our quarterly cash distribution from $0.04 per share to $0.06 per share.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Discussion of Cash Flows

At January 2, 2004, our working capital was $1.294 billion, which included cash, cash equivalents and short-term investments of $1.278 billion. Cash, cash equivalents and short-term investments increased $84 million from June 27, 2003 to January 2, 2004. This increase was primarily due to cash provided by operating activities and proceeds from the exercise of employee stock options offset by investments in property, equipment and leasehold improvements and distributions to shareholders.

Cash provided by operating activities for the six months ended January 2, 2004 was $328 million and consisted primarily of net income plus depreciation and amortization partially offset by increased accounts receivable and cash payments for annual executive and employee bonuses. The cash payments related to these bonuses were also the primary reason for the decrease in accrued employee compensation between June 27, 2003 and January 2, 2004. Cash flow from operations was impacted by the increased volume of units shipped in the final weeks of the quarter ended January 2, 2004 as evidenced by the higher than historical day sales outstanding of 47 days. We expect day sales outstanding to return to its historical level during the remainder of the fiscal year.

During the six months ended January 2, 2004, we invested approximately $222 million in property, equipment and leasehold improvements. The $222 million investment comprised:

•	$97 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$77 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$39 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$9 million for other purposes.

We anticipate investments of approximately $650 million to $700 million in property and equipment for fiscal year 2004, which includes approximately $150 million for our planned media factory expansion in Singapore. We expect our investment in subsequent years to return to budgeted levels of up to approximately $600 million per year. We plan to finance these investments from existing cash balances and cash flows from operations.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

On August 22, 2003, we made a quarterly cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of August 8, 2003, including New SAC. Additionally, on November 21, 2003, we made a quarterly cash distribution of $0.04 per share, or a total of approximately $18 million, to all our shareholders of record as of November 7, 2003, including New SAC.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our existing cash balances and prospective cash generation capabilities represent a greater source of funds than is required for our foreseeable cash needs. On January 29, 2004, our board of directors increased our quarterly cash distribution from $0.04 per share to $0.06 per share.

We anticipate that these distributions will be a return of capital for U.S. federal income tax purposes and will not be taxable as a dividend. In such case, for U.S. tax purposes, shareholders would reduce their tax basis in their common shares by the amount received (thereby increasing the amount of gain, or decreasing the amount of loss, to be received by the shareholder on a subsequent distribution of the common shares).

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

Our principal sources of liquidity as of January 2, 2004 consisted of: (1) $1.278 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $35 million had been used for outstanding letters of credit and bankers’ guarantees as of January 2, 2004, and (3) cash we expect to generate from operations during this fiscal year.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs and to make quarterly return of capital distributions to our shareholders.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our contractual cash obligations and commitments as of January 2, 2004 have been summarized in the table below:

		Fiscal Year(s)
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)
Contractual Obligations:
Long term debt	$747	$4	$7	$336	$400
Operating leases	209	12	41	17	139

Subtotal	956	16	48	353	539
Commitments:
Capital expenditures	298	298	—	—	—
Letters of credit or bank guarantees	35	35

Subtotal	333	333	—	—	—

Total	$1,289	$349	$48	$353	$539

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

Establishment of Sales Program Accruals.    We establish certain distributor sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size and advertising or point of sale activity and stock rotation. We use a sell-in model under which we recognize revenue when our products are sold to distributors. At the time we recognize revenue, we record contra-revenue based on estimates of future sales returns, price erosion and other sales incentive allowances provided to our customers. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the period ended January 2, 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

We recently announced changes to our distributor sales programs that go into effect commencing with our third fiscal quarter of 2004 that will simplify the calculation of sales incentive allowances. Although these changes have the potential to reduce the level of estimation required in establishing sales program accruals in future periods, no assurance can be given that this will be the case, particularly as we implement our new programs.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual.

Valuation of Deferred Tax Assets.    The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these assets will be realized.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on our results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective in our fiscal quarter ended October 3, 2003. The adoption of SFAS 150 did not have a significant impact on our results of operations or financial position.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. For example, companies now are required to provide a breakdown of plan assets by category, such as equity, debt and real estate. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and will be effective for our fiscal quarter ending April 2, 2004. The adoption of SFAS 132, as revised in 2003, is not expected to have an impact on our results of operations or financial position.

Risk	Factors

Risks Related to Our Business

Competition—Our industry is highly competitive and our products have experienced significant price erosion and market share variability.

Even during periods when demand is stable, the rigid disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion. To the extent that historical price erosion patterns continue, product life cycles are lengthened, our competitors have more time to enter the market for a particular product and we are unable to offset these factors with new product introductions at higher average prices. A second trend that may contribute to increased average price erosion is the growth of our sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

Moreover, a significant portion of our success historically is a result of increasing our market share at the expense of our competitors. However, our current market share has been negatively affected by our customers’ diversifying their sources of supply or deciding to meet their requirements by manufacturing rigid disc drives themselves. This is particularly prevalent in the current environment, where the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. Any significant increase in market share by one or more of our competitors will likely result in a decline in our market share, which would adversely affect our results of operations.

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

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, in 2002, IBM merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company that currently is more than 70% owned by Hitachi. As a part of this transaction, each of IBM and Hitachi agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of rigid disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone.

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

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers;

•	competitive pressures resulting in lower selling prices, a condition that is exacerbated by overproduction particularly at times like now where the industry is served by multiple suppliers and shifting trends in demand can create supply demand imbalances;

•	the ability of our competition to increase market share, particularly with respect to enterprise products, through the introduction of technologically advanced products and their ability to improve their operational execution;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	delays or problems in the introduction of our new products;

•	announcements of new products, services or technological innovations by us or our competitors;

•	increased costs or adverse changes in availability of supplies; and

•	the impact of external factors, such as Severe Acute Respiratory Syndrome, or SARS, on customer demand or on our operations.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Industry Demand—Changes in demand for computer systems and storage subsystems has caused and may cause in the future a decline in demand for our products.

Our rigid disc drives are components in computers, computer systems and storage subsystems. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for PCs tends to decrease, as does enterprise demand for computer systems and storage subsystems. During economic slowdowns such as the one that began in 2001, demand for rigid disc drives, particularly in the enterprise sector was adversely impacted as a result of the weakened economy and because enterprises shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems generally cause sharp declines in demand for rigid disc drive products.

Additional causes of declines in demand for our products in the past have included announcements or introductions of major operating system or semiconductor improvements or changes in consumer preferences, such as the shift from desktop to notebook computers. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of rigid disc drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other rigid disc drive manufacturers than usual.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for rigid disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales during the winter holiday season of PCs and consumer electronics. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. In addition, the pattern of seasonal changes in demand may change. For instance, we believe demand for our products used in consumer electronics may be peaking in our first fiscal quarter, which is earlier than in the past.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who are accounting for an increasingly larger portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our rigid disc drives due to technological advances and/or an oversupply of rigid disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In contrast to historical trends, based on our recent experience in the industry with respect to new product introductions, we believe that the current rate of increase in areal density is slowing from the rate of the last several years. We believe that this slowdown in the rate of increase in areal density will continue until a significant advance in technology for the electronic storage of data, such as perpendicular recording technology, becomes commercially available. When the rate of increase in areal density slows, it may contribute to an increased average price erosion to the extent historical price erosion patterns continue, product life cycles are lengthened and our ability to introduce new products at higher prices is limited, and longer product cycles which permits competitors more time to enter the market for a particular type of disc drive. In addition, the variability of product life cycles can make planning product transitions more difficult. To the extent that we prematurely discontinue a product, or do not timely introduce new products, our operating results may be adversely affected.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our original equipment manufacturer, or OEM, customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future.

Smaller Form Factor Rigid Disc Drives—If we do not continue to successfully market smaller form factor rigid disc drives, our business may suffer.

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor rigid disc drives. We only recently initiated volume shipments of these products to a number of OEMs in the second fiscal quarter. These shipments materially contributed to our results of operations in the second fiscal quarter. Furthermore, our recently introduced products only address a limited portion of the existing notebook market. We cannot assure you that we will receive additional qualifications or that we will be able to successfully compete in the market for smaller form factor rigid disc drives. We expect the growth rate of mobile storage unit shipments experienced in the second fiscal quarter to moderate materially in the next fiscal quarter. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

To achieve consistent success with our OEM customers, we must be an early provider of new types of rigid disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. Our market share and operating results in the future may be adversely affected, particularly if the areal density curve resumes its historical rate of growth, if we fail to:

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We and our competitors have developed improved products, and we will need to continue to do so in the future. For fiscal year 2003 and the six months ended January 2, 2004, we had product development expenses of $670 million and $335 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

For example, semiconductor memory is much faster than rigid disc drives, but currently is volatile in that it is subject to loss of data in the event of power failure and is much more costly than rigid disc drive technologies. Flash EEPROM, a nonvolatile semiconductor memory, is currently much more costly than rigid disc drive technologies and, while it has higher read performance than rigid disc drives, it has lower write performance. Flash EEPROM could become competitive in the near future for applications requiring less storage capacity than that required in traditional markets for our products.

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

The cost, quality and availability of some equipment and components used to manufacture rigid disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application-specific integrated circuits, or ASICs, spindle motors and printed circuit boards. We rely on sole suppliers and a limited number of suppliers for some of these components, including the read/write heads and recording media that we do not manufacture, ASICs, spindle motors and printed circuit boards. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices for some components or raw materials, such as precious materials, that were in short supply in the industry in general.

Due to the weakened economy in general and in the technology sector of the economy in particular, the rigid disc drive industry has experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components. In addition, the recent increases in demand for our mobile computing products, such as notebook computers, could lead to shortages in the components used in smaller form factor rigid disc drives such as the glass substrates used to make the recording media for such drives. These events could affect our ability to obtain critical components for our products, including our recently introduced line of products for notebook computers, which in turn could have a material adverse effect on our prospects and results of operations.

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

For each of fiscal year 2003 and the six months ended January 2, 2004, our top 10 customers accounted for approximately 63% of our rigid disc drive revenue. Hewlett-Packard accounted for approximately 18% of our rigid disc drive revenue for each of fiscal year 2003 and the six months ended January 2, 2004. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2003 and the six months ended January 2, 2004, approximately 31% and 32%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 35% and 40%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asian and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Currently, we do not hedge our foreign exchange risk. Recent fluctuations in foreign exchange rates have had a negative effect on our operations and profitability and there can be no assurance that these fluctuations will not become more aggravated and result in a material adverse effect on our operations and profitability.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, typically result in lower earnings during those periods.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

•	Health-Related Risks. We have manufacturing facilities in China, Singapore, Malaysia and Thailand, all of which are areas that have recently experienced outbreaks of SARS and avian flu. An outbreak of SARS or avian flu in or near any of our facilities could result in the quarantine or closure of such a facility and have an adverse effect on our results of operations and financial condition.

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

Many of our directors and executive officers hold ordinary shares of our parent company, New SAC. Ownership of the capital stock of our parent company by our directors and officers could create, or appear to create, potential conflicts of interest when our directors and officers are faced with decisions that could have different implications for us and for New SAC.

Some of our directors also serve on the board of New SAC. Several of our executive officers also serve as officers and/or directors of New SAC as well as of other affiliates of ours. In view of these overlapping relationships, conflicts of interest may exist or arise with respect to existing and future business dealings, including the relative commitment of time and energy by our directors and officers to us and to our parent company and affiliates, potential acquisitions of businesses or properties and other business opportunities, the issuance of additional securities, the election of new or additional directors and the payment of distributions by us. We cannot assure you that any conflicts of interest will be resolved in our favor.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002 and in correspondence since that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents. We filed a declaratory judgment action in the Superior Court of California, seeking to clarify our rights to Read-Rite Corporation’s patented technology. Read-Rite Corporation responded by filing a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and, pursuant to a notice we received on June 19, 2003, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further incentivize highly skilled management, marketing, sales and product development personnel. A significant portion of the incentive compensation for our senior management vested in calendar year 2003 and substantially all of this compensation will have vested by November 2004. We may not be able to provide our senior management with adequate additional incentives to remain employed by us after this time. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

As of January 2, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 19.9%, 13.8%, 7.1%, 4.1% and 1.4%, respectively, of our outstanding common shares through their ownership of New SAC. The sponsors’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, the members of our sponsor group will continue to have the power to:

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

We made quarterly cash distributions of $0.04 per share on each of August 22, 2003 and November 21, 2003 to all of our shareholders of record as of August 8, 2003 and November 7, 2003, respectively, including New SAC. On January 29, 2004, our board of directors increased our quarterly cash distribution from $0.04 per share to $0.06 per share.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The Grand Court of the Cayman Islands must also sanction the convening of these meetings and the terms of the amalgamation. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of January 2, 2004. All investments mature in three years or less.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value January 2, 2004
	(in millions)
Assets
Cash equivalents:
Fixed rate	$632						$632	$632
Average interest rate	1.10%						1.10%

Short-term investments:
Fixed rate		$48	$87	$165			$300	$300
Average interest rate		1.60%	2.10%	2.72%			2.36%

Variable rate	$275						$275	$275
Average interest rate	1.30%						1.30%

Total investment securities	$907	$48	$87	$165			$1,207	$1,207
Average interest rate	1.16%	1.60%	2.10%	2.72%			1.46%

Long-Term Debt
Fixed rate						$400	$400	$433
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B (LIBOR +2%)	$4	$4	$3	$336			$347	$347
	3.13%	3.13%	3.13%	3.13%			3.13%

Foreign Currency Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the six months ended January 2, 2004, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions. Recent fluctuations in foreign exchange rates have not had a material effect on our operations and profitability; however, there can be no assurance that these fluctuations will not become more aggravated and result in a material adverse effect on our operations and profitability.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and QuietTM technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit, and we intend to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned to this case, has announced his retirement from the federal bench.

The case has been assigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. The claims construction hearing is scheduled for February 24, 2004.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. We believe the claims are without merit, and we intend to defend against them vigorously.

Read-Rite Corporation—In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved the bid of Western Digital Corporation to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

Securities and Exchange Commission’s Request for Information

In October 2003, we received from the Securities and Exchange Commission a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. By early December 2003 we had provided all information requested by the SEC. There are no outstanding requests from the SEC for further information. The additional information furnished related to the allegations of the former employee who has claimed the company terminated him in violation of the Minnesota Whistleblower Act. Nothing has come to our attention during this process that changes our view regarding the lack of merit of those claims. There is no procedural requirement that the SEC complete any investigation within certain timeframes or make any announcements with respect to the status of an investigation.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the six-month period ended January 2, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual General Meeting of Shareholders was held on October 29, 2003. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a)	The shareholders elected the following directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified:

NOMINEE	FOR	WITHHELD
David Bonderman	410,479,702	17,255,353
William W. Bradley	421,456,648	6,278,407
James G. Coulter	420,067,724	7,667,331
James A. Davidson	418,886,150	8,848,905
Glenn H. Hutchins	420,067,269	7,667,786
Donald E. Kiernan	421,461,947	6,273,108
Stephen J. Luczo	421,544,524	6,190,531
David F. Marquardt	419,088,083	8,646,972
John W. Thompson	421,460,566	6,274,489
William D. Watkins	421,527,954	6,207,101
Edward J. Zander	421,540,148	6,194,907

(b)	The shareholders approved the material terms of Seagate Technology’s annual incentive bonus plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
410,790,487	2,463,282	62,300	14,418,986

(c)	The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending July 2, 2004.

FOR	AGAINST	ABSTAIN
425,392,598	2,313,869	28,588

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22*	Amendment No. 2, dated January 28, 2004, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 21, 2003)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

On October 31, 2003, the registrant filed a Current Report on Form 8-K with regard to the announcement on October 29, 2003 providing an update to the recent investigatory request by the Securities and Exchange Commission.

On January 21, 2004, the registrant filed a Current Report on form 8-K with regard to the announcement of its financial results for the quarter ended January 2, 2004, and with regard to its intention to increase its quarterly dividend from $0.04 per share to $0.06 per share, contingent upon amending its existing credit agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	February 3, 2004	BY:	/s/ STEPHEN J. LUCZO

Stephen J. Luczo Chief Executive Officer (Principal Executive Officer and Director)

DATE:	February 3, 2004	BY:	/s/ CHARLES C. POPE

Charles C. Pope Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)