Form 10-Q
period 2004-04-02
SEAGATE TECHNOLOGY
filed 2004-05-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 22, 2004, 458,023,089 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 2, 2004	June 27, 2003 (a)
ASSETS (See Note 3)
Cash and cash equivalents	$736	$749
Short-term investments	627	445
Accounts receivable, net	649	611
Inventories	482	319
Other current assets	181	158

Total Current Assets	2,675	2,282
Property, equipment and leasehold improvements, net	1,169	1,111
Other assets, net	159	124

Total Assets (See Note 3)	$4,003	$3,517

LIABILITIES
Accounts payable	$725	$640
Affiliate accounts payable	—	11
Accrued employee compensation	147	217
Accrued expenses	328	312
Accrued income taxes	62	179
Current portion of long-term debt	4	4

Total Current Liabilities	1,266	1,363
Other liabilities	88	93
Long-term debt, less current portion	741	745

Total Liabilities	2,095	2,201
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and paid-in capital	667	640
Deferred stock compensation	(7)	(9)
Retained earnings	1,248	685

Total Shareholders’ Equity	1,908	1,316

Total Liabilities and Shareholders’ Equity	$4,003	$3,517

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 27, 2003.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Revenue	$1,388	$1,620	$4,888	$4,933
Cost of revenue	1,087	1,186	3,658	3,634
Product development	169	167	505	496
Marketing and administrative	73	85	224	276
Restructuring	6	—	20	7

Total operating expenses	1,335	1,438	4,407	4,413

Income from operations	53	182	481	520
Interest income	4	4	13	12
Interest expense	(11)	(11)	(35)	(36)
Other, net	—	5	(1)	(1)

Other income (expense), net	(7)	(2)	(23)	(25)

Income before income taxes	46	180	458	495
Provision for (benefit from) income taxes	(113)	6	(105)	14

Net income	$159	$174	$563	$481

Net income per share:
Basic	$0.35	$0.41	$1.25	$1.17
Diluted	0.32	0.37	1.13	1.04
Number of shares used in per share calculations:
Basic	455	429	450	413
Diluted	498	476	499	465

Dividends per share (1)	$0.06	$0.03	$0.14	$0.68

(1)	During the nine months ended March 28, 2003 and immediately prior to the closing of its initial public offering in December 2002, the Company paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC.

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	April 2, 2004	March 28, 2003
OPERATING ACTIVITIES
Net income	$563	$481
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	321	327
VERITAS tax indemnification	(125)	—
Other non-cash operating activities, net	4	8
Changes in operating assets and liabilities:
Accounts receivable	(38)	(54)
Inventories	(163)	23
Accounts payable	74	(38)
Accrued expenses, employee compensation and warranty	(21)	16
Accrued income taxes	8	9
Other assets and liabilities, net	(62)	(30)
Accrued deferred compensation	—	(147)

Net cash provided by operating activities	561	595

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(375)	(357)
Purchases of short-term investments	(3,119)	(2,405)
Maturities and sales of short-term investments	2,935	2,239
Sale of XIOtech, net of repayment of short-term investments	—	8
Sale of Reynosa facility	—	28
Other investing activities, net	(37)	(45)

Net cash used in investing activities	(596)	(532)

FINANCING ACTIVITIES
Repayment of long-term debt	(4)	(2)
Issuance of common shares	89	281
Distributions to shareholders	(63)	(275)

Net cash provided by financing activities	22	4

Increase (decrease) in cash and cash equivalents	(13)	67
Cash and cash equivalents at the beginning of the period	749	612

Cash and cash equivalents at the end of the period	$736	$679

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25	$31
Cash paid for income taxes, net of refunds	9	21

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended April 2, 2004

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Comprehensive Income	Total
Balance at June 27, 2003	439	$—	$640	$(9)	$685	$1,316
Net income and comprehensive income					563	563
Issuance of common shares related to exercise of employee stock options	13		37			37
Distributions to shareholders			(63)			(63)
Issuance of common shares related to employee stock purchase plan	5		52			52
Compensation expense related to New SAC’s sale of Crystal Decisions, Inc.			1			1
Amortization of deferred stock compensation				2		2

Balance at April 2, 2004	457	$—	$667	$(7)	$1,248	$1,908

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

Basis of Presentation—The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 27, 2003 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on August 21, 2003. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 27, 2003 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the nine months ended April 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2004.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended April 2, 2004 and March 28, 2003 both comprised 13 weeks. The nine months ended April 2, 2004 and March 28, 2003 comprised 40 weeks and 39 weeks, respectively. Fiscal year 2004 will be comprised of 53 weeks and will end on July 2, 2004.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended April 2, 2004 and March 28, 2003 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Numerator:
Net Income	$159	$174	$563	$481

Denominator:
Denominator for basic net income per share—weighted average number of common and preferred shares outstanding during the period	455	429	450	413
Incremental common shares attributable to exercise of outstanding options	43	47	49	52

Denominator for diluted net income per share—weighted average shares	498	476	499	465
Earnings per share:
Basic	$0.35	$0.41	$1.25	$1.17

Diluted	$0.32	$0.37	$1.13	$1.04

Pro Forma Effects of Stock-Based Compensation on Earnings Per Share

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

The Company continues to use the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company, that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies (continued)

The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Net income—as reported	$159	$174	$563	$481
Add-back: Stock-based employee compensation included in net income	1	1	2	2
Deduct: Stock-based employee compensation determined under fair value method	(17)	(12)	(50)	(25)

Net income—pro forma	$143	$163	$515	$458
Earnings per share:
Basic—as reported	$0.35	$0.41	$1.25	$1.17

Basic—pro forma	$0.31	$0.38	$1.14	$1.11

Diluted—as reported	$0.32	$0.37	$1.13	$1.04

Diluted—pro forma	$0.29	$0.35	$1.04	$0.99

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods. See Note 5, Stock-Based Compensation, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.    Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, the Company’s financial sponsors and the Company, New SAC has demand registration rights to request from time to time that the Company register and sell shares of its common stock held by New SAC. New SAC exercised this right and, on July 30, 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, of which 9,000,000 were subject to the over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. The Company incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to the Company’s officers and employees who hold ordinary shares of New SAC.

3.    Balance Sheet Information

	April 2, 2004	June 27, 2003
	(in millions)
Accounts Receivable:
Accounts receivable	$679	$643
Allowance for doubtful accounts	(30)	(32)

	$649	$611

Inventories:
Components	$135	$71
Work-in-process	35	38
Finished goods	312	210

	$482	$319

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$2,315	$1,966
Accumulated depreciation and amortization	(1,146)	(855)

	$1,169	$1,111

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$90	$85
Long-term accrued warranty included in other liabilities on the balance sheet	39	49

	$129	$134

Long-Term Debt and Credit Facilities

The Company’s senior secured credit facilities, comprised of a five-year $350 million term loan facility and a $150 million revolving credit facility, are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings and many of its subsidiaries. In addition, the Company and many of its direct and indirect subsidiaries have guaranteed the obligations under the senior secured credit facilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s benefit from income taxes recorded for the three and nine months ended April 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) additional valuation allowance recorded for U.S. deferred tax assets, (iii) the reversal of the $125 million tax indemnification amount for VERITAS Software Corporation (“VERITAS”) (further described below) and (iv) U.S. tax benefits related to U.S. restructuring costs recorded in the three and nine months ended April 2, 2004. The Company’s provision for income taxes for the three and nine months ended March 28, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for U.S. deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than a notional U.S. 35% rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to the Company’s foreign parent holding company.

During the three months ended April 2, 2004, the Company reduced the carrying value of its net deferred tax assets by $7 million to $70 million to reflect changes in its estimate of future taxable income. The realization of the Company’s deferred tax assets is dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. taxable income.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation was expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The Internal Revenue Service completed its review of Seagate Delaware’s federal tax returns for the periods prior to the acquisition date of the operating assets and submitted its conclusions to the congressional Joint Committee on Taxation for review. On March 15, 2004, VERITAS received written notification from the Internal Revenue Service that the congressional Joint Committee on Taxation had completed its review and had taken no exception to the Internal Revenue Service’s conclusions.

As a result of the conclusion of the tax audits with no additional tax due, and based on the March 15, 2004 notification to VERITAS from the Internal Revenue Service, the Company recorded a $125 million income tax benefit in its quarter ended April 2, 2004 from the reversal of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS. The $125 million tax indemnification amount had been recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets.

On April 6, 2004, Seagate Delaware and the Internal Revenue Service filed a revised settlement stipulation with the Tax Court in connection with the statutory notice of deficiency which reflected the parties’ agreement to fully resolve the remaining tax matters included in the statutory notice of deficiency.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Income Taxes (continued)

Certain of Seagate Delaware’s foreign and state tax returns remain under examination by various taxing authorities. The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001 and 2002. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessment that may result.

5.    Stock-Based Compensation

Seagate Technology Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology Share Option Plan. From July 1, 2001 through April 2, 2004, options to purchase 90,960,845 common shares were granted to employees under this share option plan, net of cancellations. Of these 90,960,845 common shares granted, 13,061,059 shares were exercised during the nine months ended April 2, 2004 at a weighted average exercise price of $2.67.

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through April 2, 2004, the Company has amortized approximately $4 million of such compensation expense.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.    Stock Compensation (continued)

On July 31, 2003, the purchase date for the ESPP’s first purchase period, a total of 2,496,495 shares of the Company’s common stock were issued. The weighted average exercise price for these shares issued upon the exercise of outstanding rights pursuant to the ESPP was $10.20 per share. On January 30, 2004, the purchase date for the ESPP’s second purchase period, a total of 2,483,371 shares of the Company’s common stock were issued. The weighted average exercise price for these shares issued upon the exercise of outstanding rights pursuant to the ESPP was $13.85 per share.

Assumptions Used in Determining Pro Forma Information—See Note 1, Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

Up to the Company’s initial public offering of its common stock on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued subsequent to December 11, 2002, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors.

The fair value of the Company’s stock options granted to employees for the three and nine months ended April 2, 2004 and March 28, 2003 was estimated assuming no expected dividends for periods prior to December 27, 2002, and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Option Plan Shares
Expected life (in years)	3.0	3.0	3.0	3.0
Risk-free interest rate	1.8%	2.3%	1.8 – 2.4%	2.1 – 3.0%
Volatility	0.75	0.83	0.75 – 0.83	0.0001 – 0.83
Expected dividend	0.8 – 1.5%	1.2%	0.5 – 1.5%	1.2%
Fair value	$8.54	$4.68	$12.04	$3.92
ESPP Shares
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.1 – 1.3%	1.2 – 1.3%	1.1 – 1.3%	1.2 – 1.3%
Volatility	0.46 – 0.74	0.74 – 0.91	0.46 – 0.99	0.74 – 0.91
Expected dividend	1.5%	1.2%	1.5%	1.2%
Fair value	$3.41	$3.31	$3.41	$3.31

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older.

The following table provides the disclosure of the components of net periodic benefit cost for the three and nine months ended April 2, 2004 and March 28, 2003:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	—	—	1	1
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$1	$1	$2	$2
Employer Contributions	$—	$—	$1	$1

The Company anticipates an additional contribution of $0.262 million to the post-retirement medical plan for the remainder of fiscal year 2004.

7.    Restructuring Costs

In the quarter ended April 2, 2004, the Company recorded restructuring costs of $6 million in connection with its on-going restructuring activities, which began in its first fiscal quarter. During the nine months ended April 2, 2004, the Company recorded restructuring costs of $20 million. These costs were a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in the Company’s workforce of approximately 649 employees, 380 of whom had been terminated as of April 2, 2004.

The following table summarizes the Company’s restructuring activities for the nine months ended April 2, 2004:

Severance and Benefits
(in millions)
Accrual balances, June 27, 2003	$5
First quarter restructuring costs	11
Second quarter restructuring costs	4
Third quarter restructuring costs	6
Cash charges	(20)

Accrual balances, April 2, 2004	$6

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

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in millions)
Revenue and Gross Profit

Revenue:
Rigid Disc Drives	$1,388	$1,620	$4,888	$4,911
Other	—	—	—	24
Eliminations	—	—	—	(2)

Consolidated	$1,388	$1,620	$4,888	$4,933

Gross Profit:
Rigid Disc Drives	$301	$434	$1,230	$1,287
Other	—	—	—	12

Consolidated	$301	$434	$1,230	$1,299

Total Assets

Rigid Disc Drives	$4,006	$3,386
Other	—	—

Operating Segments	4,006	3,386
Eliminations	(3)	(4)

Consolidated	$4,003	$3,382

Through November 4, 2002, the date of the sale of XIOtech to New SAC, XIOtech had a net loss of $9 million, which is included in the Company’s consolidated results for the nine months ended March 28, 2003.

9.    Comprehensive Income

For the three and nine months ended April 2, 2004 and March 28, 2003, comprehensive income included net income and an immaterial amount of unrealized gains on marketable securities. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency as components of accumulated other comprehensive income (loss). The accumulated other comprehensive income (loss) at April 2, 2004 and June 27, 2003 was insignificant.

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

In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and was effective for the Company’s fiscal quarter ended April 2, 2004. The adoption of SFAS 132, as revised in 2003, did not have an impact on the Company’s results of operations or financial position.

11.    Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.    Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended April 2, 2004 and March 28, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in millions)
Balance, beginning of period	$140	$149	$134	$160
Warranties issued	15	19	57	60
Repairs and replacements	(33)	(33)	(111)	(93)
Changes in liability for pre-existing warranties, including expirations	7	2	49	10

Balance, end of period	$129	$137	$129	$137

The Company offers extended warranties on certain of it products. Revenue and deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Related Party Transactions

Affiliate Transactions

Historically, the Company’s predecessor provided substantial services to some of its other affiliated companies. Subsequent to the closing of the November 2000 transactions, these services continue to be provided by the Company. The services provided generally include tax, benefits administration, information technology and legal. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ administrative expenses for the nine months ended April 2, 2004 were approximately $2 million. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Employee Receivables

At April 2, 2004, amounts receivable from three officers totaled $1.7 million while amounts receivable from an additional 17 officers and/or employees totaled $1.5 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. The loans totaling $1.7 million were made during fiscal year 2001 and bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.7 million of the $1.7 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.5 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

Distributions to New SAC

During the nine months ended April 2, 2004, the Company paid cash distributions aggregating approximately $63 million, or $0.14 per share, to its shareholders. Of the $63 million paid, New SAC received approximately $40 million. New SAC in turn distributed the $40 million it received to its ordinary shareholders, including approximately $8 million paid to officers and employees of the Company who held ordinary shares of New SAC.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregrate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at April 2, 2004 and June 27, 2003, the condensed consolidating results of operations for the three and nine months ended April 2, 2004 and March 28, 2003, and the condensed consolidating cash flows for the nine months ended April 2, 2004 and March 28, 2003. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$35	$—	$701	$—	$736
Short-term investments	—	—	627	—	627
Accounts receivable, net	—	—	649	—	649
Inventories	—	—	482	—	482
Intercompany loan receivable	—	323	—	(323)	—
Other current assets	—	—	181	—	181

Total Current Assets	35	323	2,640	(323)	2,675

Property, equipment and leasehold improvements, net	—	—	1,169	—	1,169
Equity investment in HDD	1,875	—	—	(1,875)	—
Equity investments in Non-Guarantors	—	2,202	—	(2,202)	—
Other assets	—	10	149	—	159

Total Assets	$1,910	$2,535	$3,958	$(4,400)	$4,003

Accounts payable	$—	$—	$725	$—	$725
Accrued employee compensation	—	—	147	—	147
Accrued expenses	1	14	313	—	328
Accrued income taxes	—	—	62	—	62
Intercompany loan payable	—	—	323	(323)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	1	16	1,572	(323)	1,266

Other liabilities	1	—	87	—	88
Long-term debt, less current portion	—	644	97	—	741

Total Liabilities	2	660	1,756	(323)	2,095

Shareholders’ Equity	1,908	1,875	2,202	(4,077)	1,908

Total Liabilities and Shareholders’ Equity	$1,910	$2,535	$3,958	$(4,400)	$4,003

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$45	$—	$704	$—	$749
Short-term investments	—	—	445	—	445
Accounts receivable, net	—	—	611	—	611
Intercompany receivable	—	—	14	(14)	—
Inventories	—	—	319	—	319
Intercompany loan receivable	—	310	—	(310)	—
Other current assets	—	—	158	—	158

Total Current Assets	45	310	2,251	(324)	2,282

Property, equipment and leasehold improvements, net	—	—	1,111	—	1,111
Equity investment in HDD	1,288	—	—	(1,288)	—
Equity investments in Non-Guarantors	—	1,619	—	(1,619)	—
Other assets	—	12	112	—	124

Total Assets	$1,333	$1,941	$3,474	$(3,231)	$3,517

Accounts payable	$—	$—	$640	$—	$640
Affiliate accounts payable	—	—	11	—	11
Intercompany payable	1	—	13	(14)	—
Accrued employee compensation	—	—	217	—	217
Accrued expenses	8	5	299	—	312
Accrued income taxes	—	—	179	—	179
Intercompany loan payable	—	—	310	(310)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	9	7	1,671	(324)	1,363

Other liabilities	8	—	85	—	93
Long-term debt, less current portion	—	646	99	—	745

Total Liabilities	17	653	1,855	(324)	2,201

Shareholders’ Equity	1,316	1,288	1,619	(2,907)	1,316

Total Liabilities and Shareholders’ Equity	$1,333	$1,941	$3,474	$(3,231)	$3,517

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,388	$—	$1,388
Cost of revenue	—	—	1,087	—	1,087
Product development	—	—	169	—	169
Marketing and administrative	—	—	73	—	73
Restructuring costs	—	—	6	—	6

Total operating expenses	—	—	1,335	—	1,335

Income from operations	—	—	53	—	53
Interest income	—	6	4	(6)	4
Interest expense	—	(10)	(7)	6	(11)
Equity in income of HDD	159	—	—	(159)	—
Equity in income of Non-Guarantors	—	163	—	(163)	—
Other, net	—	—	—	—	—

Other income (expense), net	159	159	(3)	(322)	(7)

Income before income taxes	159	159	50	(322)	46
Provision for (benefit from) income taxes	—	—	(113)	—	(113)

Net income	$159	$159	$163	$(322)	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,888	$—	$4,888
Cost of revenue	—	—	3,658	—	3,658
Product development	—	—	504	—	504
Marketing and administrative	1	—	223	—	224
Restructuring costs	—	—	20	—	20

Total operating expenses	1	—	4,405	—	4,406

Income (loss) from operations	(1)	—	483	—	482
Interest income	—	20	11	(18)	13
Interest expense	—	(32)	(21)	18	(35)
Equity in income of HDD	564	—	—	(564)	—
Equity in income of Non-Guarantors	—	576	—	(576)	—
Other, net	—	—	(2)	—	(2)

Other income (expense), net	564	564	(12)	(1,140)	(24)

Income before income taxes	563	564	471	(1,140)	458
Provision for (benefit from) income taxes	—	—	(105)	—	(105)

Net income	$563	$564	$576	$(1,140)	$563

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$563	$564	$576	$(1,140)	$563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	321	—	321
VERITAS tax indemnification	—	—	(125)	—	(125)
Equity in income of HDD	(564)	—	—	564	—
Equity in income of Non-Guarantors	—	(576)	—	576	—
Other non-cash operating activities, net	—	—	4		4
Changes in operating assets and liabilities, net	(14)	4	(192)	—	(202)

Net cash provided by (used in) operating activities	(15)	(8)	584	—	561
Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(375)	—	(375)
Purchase of short-term investments	—	—	(3,119)	—	(3,119)
Maturities and sales of short-term investments	—	—	2,935	—	2,935
Other investing activities, net	—	2	(39)	—	(37)

Net cash provided by (used in) used in investing activities	—	2	(598)	—	(596)
Financing Activities
Repayment of long-term debt	—	(2)	(2)	—	(4)
Issuance of common shares	89	—	—	—	89
Loan from HDD to Non-Guarantor	—	(13)	13	—	—
Investment by Parent in HDD	(21)	21	—	—	—
Distribution to shareholders	(63)	—	—	—	(63)

Net cash provided by (used in) financing activities	5	6	11	—	22

Increase (decrease) in cash and cash equivalents	(10)	—	(3)	—	(13)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$35	$—	$701	$—	$736

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,620	$—	$1,620
Cost of revenue	—	—	1,186	—	1,186
Product development	—	—	167	—	167
Marketing and administrative	—	1	84	—	85

Total operating expenses	—	1	1,437	—	1,438

Income (loss) from operations	—	(1)	183	—	182
Interest income	—	5	4	(5)	4
Interest expense	—	(10)	(6)	5	(11)
Equity in income of HDD	174	—	—	(174)	—
Equity in income (losses) of Non-Guarantors	—	180	—	(180)	—
Other, net	—	—	5	—	5

Other income (expense), net	174	175	3	(354)	(2)

Income before income taxes	174	174	186	(354)	180
Provision for income taxes	—	—	6	—	6

Net income	$174	$174	$180	$(354)	$174

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,933	$—	$4,933
Cost of revenue	—	—	3,634	—	3,634
Product development	—	—	496	—	496
Marketing and administrative	—	3	273	—	276
Restructuring	—	—	7	—	7

Total operating expenses	—	3	4,410	—	4,413

Income (loss) from operations	—	(3)	523	—	520
Interest income	—	17	11	(16)	12
Interest expense	—	(33)	(19)	16	(36)
Equity in income of HDD	490	—	—	(490)	—
Equity in income (losses) of Non-Guarantors	(9)	509	—	(500)	—
Other, net	—	—	(1)	—	(1)

Other income (expense), net	481	493	(9)	(990)	(25)

Income before income taxes	481	490	514	(990)	495
Provision for income taxes	—	—	14	—	14

Net income	$481	$490	$500	$(990)	$481

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$481	$490	$500	$(990)	$481
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	327	—	327
Equity in income of HDD	(490)	—	—	490	—
Equity in income (loss) of Non-Guarantors	9	(509)	—	500	—
Other non-cash operating activities, net	—	—	8	—	8
Changes in operating assets and liabilities, net	(9)	(136)	(76)	—	(221)

Net cash provided by (used in) operating activities	(9)	(155)	759	—	595
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(357)	—	(357)
Purchase of short-term investments	—	—	(2,405)	—	(2,405)
Maturities and sales of short-term investments	—	—	2,239	—	2,239
Other investing activities, net	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	(532)	—	(532)
Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	281	—	—	—	281
Loan from HDD to Non-Guarantor	—	(325)	325	—	—
Loan repayment from Non-Guarantor to HDD	—	452	(452)	—	—
Distribution from HDD to Parent	347	(347)	—	—	—
Distribution from Parent to HDD	(330)	330	—	—	—
Distribution to shareholders	(275)	—	—	—	(275)

Net cash provided by (used in) financing activities	23	109	(128)	—	4

Increase (decrease) in cash and cash equivalents	14	(46)	99	—	67
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the period	$14	$—	$665	$—	$679

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter and nine months ended April 2, 2004 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. We are a subsidiary of New SAC, a Cayman Islands limited liability corporation. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.” In November 2000, we acquired the rigid disc drive business and the storage area networks business of Seagate Delaware in a series of transactions that we refer to herein as the November 2000 transactions.

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

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal year 2003 and the nine months ended April 2, 2004, approximately 61% and 58%, respectively, of our rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Sun Microsystems. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For fiscal year 2003 and the nine months ended April 2, 2004, approximately 34% and 29%, respectively, of our revenue came from customers located in North America, approximately 31% and 31%, respectively, came from customers located in Europe and approximately 35% and 40%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years. The slowing change in areal density contributes to:

•	an increase in the rates of price erosion as the slowing areal density curve results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price;

•	an increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	a potential reduction in financial benefit from new product introductions due to declining cost reductions and the inability to introduce new products at higher prices in traditional hard disc drive markets.

We also believe that the industry is experiencing several positive trends relative to overall demand including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives. We estimate that in the most recent quarter industry shipments of disc drives to non-gaming consumer electronic applications grew in excess of 200% from the year-ago quarter;

•	a renewed buying cycle for consumer and commercial client computing systems. We estimate that in the most recent quarter industry shipments of disc drives for PC desktop and notebook systems grew 17% from the year-ago quarter, with the desktop market increasing approximately 12% and the notebook market increasing 39%. We believe that a portion of the growth in the notebook market is a result of consumers shifting from desktop to notebook computers, a trend that we believe may be accelerating; and

•	a return to growth in the enterprise storage market. We estimate that industry shipments of enterprise products in the first quarter of calendar year 2004 were up 12% from the first quarter of calendar year 2003 levels.

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

Another key trend has been the growth of sales to distributors of desktop disc drive products. Product qualification programs in this channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability and unit sales growth is less predictable and has greater fluctuation than sales to OEM customers. As sales to distributors become an increasingly larger portion of total industry sales, disc drive manufacturers may experience increased volatility in their results of operations.

To the extent that our industry builds product based on expectations of demand that do not materialize, distributors may experience an oversupply of personal storage products that could lead to increased price erosion. During our second fiscal quarter of 2004, ended January 2, 2004, we observed lower than anticipated sell-through in the distribution channel. We believe our experience was consistent with that of our industry. We believe that this lower than anticipated sell-through taken together with the level of industry production, created increased pressure on pricing and terms and resulted in historically high industry channel inventories at the end of the December quarter. During the March quarter, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of distributors while other disc drive manufacturers have not. These initiatives included efforts to develop point-of-sale information systems to help match supply and demand, pricing increases and alteration of distribution programs. As the distribution channel reacts to these various activities, there may be increased volatility of sales in this channel for individual disc drive manufacturers.

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

A significant portion of our success historically has been a result of increasing our market share at the expense of our competitors. However, over the last few quarters, our market share has been negatively affected by our customers’ diversifying their sources of supply as the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. We believe that the current industry expectation of few, if any, new significant product introductions over the next quarter in either the personal storage or enterprise storage product offerings creates an environment of more stable market shares, in which significant shifts in market share are likely to occur only as a result of specific company product execution issues or price competition. Any significant further decline in our market share would adversely affect our results of operations.

During periods of slowing growth of areal density and longer product cycles we may experience pricing pressures. Currently, we are experiencing pricing pressure across all of our products, particularly in the enterprise disc drive market. This pricing pressure is contributing to our reduced gross margin. As we enter what is traditionally the period of the year most affected by seasonality and continue to experience declining prices, we anticipate further reductions in our gross margin.

Furthermore, because the rate of growth in areal density is slowing, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through reduction in components such as read/write heads and rigid discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and rigid discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases it is difficult to obtain higher prices for new products.

We believe that we and the hard drive industry are in a unique and challenging period of time with longer product cycles, continued aggressive pricing in the core markets and ongoing changes in how we serve our distribution channel partners. All of these may impact our near-term profitability. Cost reduction actions focused on significantly reducing discretionary spending in the near-term have already been implemented and additional actions that are focused on improving our cost structure to be in line with the challenging environment ahead are likely. During this challenging time-frame, the management team will be intensely focused on maintaining profitability excluding the impact of any restructuring charges we may incur.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
(dollars in millions)	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Revenue	$1,388	$1,620	$4,888	$4,933
Cost of revenue	1,087	1,186	3,658	3,634

Gross margin	301	434	1,230	1,299

Product development	169	167	505	496
Marketing and administrative	73	85	224	276
Restructuring	6	—	20	7

Income from operations	53	182	481	520
Other income (expense), net	(7)	(2)	(23)	(25)

Income before income taxes	46	180	458	495
Provision for (benefit from) income taxes	(113)	6	(105)	14

Net income	$159	$174	$563	$481

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Revenue	100%	100%	100%	100%
Cost of revenue	78	73	75	74

Gross margin	22	27	25	26

Product development	12	10	10	10
Marketing and administrative	5	6	5	6
Restructuring	1	—	—	—

Income from operations	4	11	10	10
Other income (expense), net	(1)	—	(1)	—

Income before income taxes	3	11	9	10
Provision for (benefit from) income taxes	(8)	—	(2)	—

Net income	11%	11%	11%	10%

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Revenue.    Revenue for the quarter ended April 2, 2004 was $1.388 billion, down 14% from $1.620 billion in the year-ago quarter, and down 21% from $1.760 billion in the immediately preceding quarter. Revenue for the nine months ended April 2, 2004 was $4.888 billion, down 1% from $4.933 billion in the year-ago nine-month period. Our overall average unit sales price for our rigid disc drive products was $76 for the quarter ended April 2, 2004, down 22% from $97 in the year-ago quarter, and down 5% from $80 in the immediately preceding quarter.

The decrease in revenue from the year-ago quarter was primarily attributable to price erosion partially offset by an increase in rigid disc drive shipments from 16.6 million units in the year-ago quarter to 18.0 million units in the quarter ended April 2, 2004. The decrease in revenue from the immediately preceding quarter was primarily attributable to a decrease in rigid disc drive shipments from 21.7 million units in the previous quarter to 18.0 million units in the quarter ended April 2, 2004, and price erosion. The decrease in revenue from the year-ago nine-month period was primarily attributable to price erosion offset by an increase in rigid disc drive shipments from 51.6 million units in the year-ago period to 61.0 million units in the nine months ended April 2, 2004.

During the quarter ended April 2, 2004, we shipped 1.0 million mobile storage disc drives, which was 0.6 million units below our expectations in early March. This shortfall resulted from a combination of a supply chain imbalance and our concentrated customer base. While we remain focused on growing our customer base by completing additional OEM qualifications, we expect the supply chain imbalance in the notebook disc drive market will continue to adversely impact shipments in the June quarter.

Unit shipments for personal storage disc drives were 14.6 million during the quarter. The rate of price decline for personal storage products slowed during the quarter as pricing in the distribution channel stabilized. The benefit resulting from the improved channel-pricing environment during the quarter was offset by the rapid decline in channel inventory for our personal storage products. We believe that this decline in channel inventory was driven by our decision not to reduce prices at the end of the quarter. The aggressive reduction of channel inventory negatively impacted our sales into the channel by approximately 1.4 million units. During the quarter we recaptured some OEM share in the personal storage market, which partially offset the reduction in channel sales.

Unit shipments for enterprise storage disc drives were 2.5 million during the quarter, and, although we believe we maintained our market share from previous quarter levels, our revenue contribution from enterprise product shipments was adversely affected by a higher mix of shipments to OEMs rather than to the distribution channel where pricing conditions are currently more favorable.

Cost of Revenue.    Cost of revenue for the quarter ended April 2, 2004 was $1.087 billion, down 8% from $1.186 billion in the year-ago quarter, and down 16% from $1.299 billion in the immediately preceding quarter. Gross margin as a percentage of revenue for the quarter ended April 2, 2004 was 22% as compared with 27% for the year-ago quarter, and 26% for the immediately preceding quarter. Cost of revenue for the nine months ended April 2, 2004 was $3.658 billion, up 1% from $3.634 billion in the year-ago nine-month period. Gross margin as a percentage of revenue for the nine months ended April 2, 2004 was 25% as compared with 26% for the year-ago nine-month period. The decrease in gross margin as a percentage of revenue from the comparable year-ago quarter was primarily due to price erosion. The decrease in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to lower overall disc drive shipments, continued aggressive pricing for enterprise disc drives, a normal level of price erosion in the notebook drive market as well as a higher mix of shipments of our enterprise storage products to OEM’s rather than to the distribution channel where pricing conditions are currently more favorable. The decrease in gross margin as a percentage of revenue from the year-ago nine-month period was primarily due to price erosion. As we enter what is traditionally the period of the year most affected by seasonality and continue to experience declining prices, we anticipate further reductions in gross margin.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Product Development Expense.    Product development expense increased by $2 million, or 1%, for the quarter ended April 2, 2004 when compared with the year-ago quarter and increased by $3 million, or 2% when compared with the immediately preceding quarter. The increase in product development expense from the year-ago quarter was primarily due to increases of $9 million in program materials and $6 million in salaries as a result of increased headcount partially offset by a decrease of $12 million in employee incentive compensation. The increase in product development expense from the immediately preceding quarter was primarily due to increases of $6 million in program materials and $3 million in salaries partially offset by $4 million in business development grants and a decrease of $4 million in employee incentive compensation. Product development expense increased by $9 million, or 2%, for the nine months ended April 2, 2004 when compared with the year-ago nine-month period. The increase in product development expense from the year-ago nine-month period was primarily due to increases of $20 million in salaries as a result of increased headcount and annual merit increases, $7 million in program materials and $6 million in depreciation partially offset by decreases of $18 million in employee incentive compensation, $4 million in allocated legal expenses and the absence of $4 million of product development expense incurred in the year-ago nine-month period by XIOtech which we sold in November 2002.

Marketing and Administrative Expense.    Marketing and administrative expense decreased by $12 million, or 14%, for the quarter ended April 2, 2004 when compared with the year-ago quarter, and was flat when compared with the immediately preceding quarter. The decrease in marketing and administrative expense from the year-ago quarter was primarily due to decreases of $8 million in employee incentive compensation and $3 million in outside services. Marketing and administrative expense decreased by $52 million, or 19%, for the nine months ended April 2, 2004 when compared with the year-ago nine-month period. The decrease in marketing and administrative expense from the year-ago nine-month period was primarily due to the absence of $16 million in marketing and administrative expense incurred by XIOtech which we sold in November 2002, $12 million related to the discontinuation of an annual monitoring fee paid to certain New SAC investors, $7 million in compensation expense pursuant to executive terminations and $3 million in debt refinancing expenses all of which occurred in the year-ago nine-month period as well as $14 million in employee incentive compensation, $6 million in outside services and $5 million in information technology expense. These decreases were partially offset by increases of $4 million in salaries as a result of annual merit increases and $9 million in legal expense of which $6 million related to decreased allocations.

Restructuring.    In the quarter ended April 2, 2004, we recorded restructuring costs of $6 million in connection with our on-going restructuring activities, which began in our first fiscal quarter. During the nine months ended April 2, 2004, we recorded restructuring costs of $20 million. These costs were a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in our workforce. Upon completion of these restructuring activities, we estimate that annual salary expense will be reduced by approximately $24 million. We expect these employee termination activities to be substantially completed by July 2, 2004. The restructuring charges incurred during the nine months ended April 2, 2004 do not relate to the cost reduction activities we are currently evaluating.

Net Other Income (Expense).    Net other expense increased by $5 million for the quarter ended April 2, 2004 when compared with the year-ago quarter, and was flat when compared with the immediately preceding quarter. The increase in net other expense from the year-ago quarter was primarily due to gains on the sale of assets of $4 million which occurred in the year-ago quarter. Net other expense decreased $2 million for the nine months ended April 2, 2004 when compared with the year-ago nine-month period. This decrease in net other expense was primarily due to the write down of $8 million of our investment in a private company partially offset by gains of $6 million on the sale of assets, both of which occurred in the year-ago nine-month period.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Income Taxes.    We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The benefit from income taxes recorded for the three and nine months ended April 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) additional valuation allowance recorded for U.S. deferred tax assets, (iii) the reversal of the $125 million tax indemnification amount for VERITAS Software Corporation (“VERITAS”) (further described below) and (iv) U.S. tax benefits related to U.S. restructuring costs recorded in the three and nine months ended April 2, 2004. The provision for income taxes for the three and nine months ended March 28, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than a notional U.S. 35% rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to our foreign parent holding company.

During the three months ended April 2, 2004, we reduced the carrying value of our net deferred tax assets by $7 million to $70 million to reflect changes in our estimate of future taxable income. The realization of our deferred tax assets is dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2004, 2005 and 2006. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation was expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The Internal Revenue Service completed its review of Seagate Delaware’s federal tax returns for the periods prior to the acquisition date of the operating assets and submitted its conclusions to the congressional Joint Committee on Taxation for review. On March 15, 2004, VERITAS received written notification from the Internal Revenue Service that the congressional Joint Committee on Taxation had completed its review and had taken no exception to the Internal Revenue Service’s conclusions.

As a result of the conclusion of the tax audits with no additional tax due, and based on the March 15, 2004 notification to VERITAS from the Internal Revenue Service, we recorded a $125 million income tax benefit in our quarter ended April 2, 2004 from the reversal of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS. The $125 million tax indemnification amount had been recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets.

On April 6, 2004, Seagate Delaware and the Internal Revenue Service filed a revised settlement stipulation with the Tax Court in connection with the statutory notice of deficiency which reflected the parties’ agreement to fully resolve the remaining tax matters included in the statutory notice of deficiency.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Certain of Seagate Delaware’s foreign and state tax returns remain under examination by various taxing authorities. The Internal Revenue Service is currently examining our federal income tax returns for fiscal years ending in 2001 and 2002. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessment that may result.

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

The calculated financial ratios for the quarter ended April 2, 2004 are as follows:

	Required	April 2, 2004
Interest Coverage Ratio	Not less than 2.50	37.19
Fixed Charge Coverage Ratio	Not less than 1.50	4.24
Net Leverage Ratio	Not greater than 1.50	(0.57)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $114 million was available to these entities for borrowing as of April 2, 2004. Although no borrowings have been drawn under this revolving credit facility to date, as of April 2, 2004, we had utilized $36 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Discussion of Cash Flows

At April 2, 2004, our working capital was $1.409 billion, which included cash, cash equivalents and short-term investments of $1.363 billion. Cash, cash equivalents and short-term investments increased $169 million from June 27, 2003 to April 2, 2004. This increase was primarily due to cash provided by operating activities and proceeds from the exercise of employee stock options partially offset by investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the nine months ended April 2, 2004 was $561 million and consisted primarily of net income and the net change in working capital.

During the nine months ended April 2, 2004, we invested approximately $375 million in property, equipment and leasehold improvements. The $375 million investment comprised:

•	$130 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$142 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$80 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$23 million for other purposes.

We anticipate investments of approximately $600 million to $650 million in property and equipment for fiscal year 2004, which includes approximately $150 million for our planned media factory expansion in Singapore. We plan to finance these investments from existing cash balances and cash flows from operations.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Liquidity Sources and Cash Requirements and Commitments

On August 22, 2003 and November 21, 2003, we made quarterly cash distributions of $0.04 per share aggregating approximately $36 million, to all our shareholders of record as of August 8, 2003 and November 7, 2003, respectively, including New SAC. On February 27, 2004, we made a quarterly cash distribution of $0.06 per share, or a total of approximately $27 million, to all our shareholders of record as of February 13, 2004. On April 20, 2004, we declared a quarterly cash distribution of $0.06 per share to be paid on or before May 21, 2004 to all our shareholders of record as of May 7, 2004.

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

Our principal sources of liquidity as of April 2, 2004 consisted of: (1) $1.363 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $36 million had been used for outstanding letters of credit and bankers’ guarantees as of April 2, 2004, and (3) cash we expect to generate from operations during this fiscal year.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs and to make quarterly return of capital distributions to our shareholders.

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund these requirements and comply with the financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may selectively pursue strategic alliances, acquisitions and investments that are complementary to our business. Any material future acquisitions, alliances or investments will likely require additional capital. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our contractual cash obligations and commitments as of April 2, 2004 have been summarized in the table below:

		Fiscal Year(s)
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)
Contractual Obligations:
Long term debt	$745	$2	$7	$336	$400
Operating leases	182	6	42	13	121

Subtotal	927	8	49	349	521
Commitments:
Capital expenditures	271	248	23	—	—
Letters of credit or bank guarantees	36	36	—	—	—

Subtotal	307	284	23	—	—

Total	$1,234	$292	$72	$349	$521

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

Establishment of Distributor Sales Program Accruals.    We establish certain distributor sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size and advertising or point of sale activity and stock rotation. We use a sell-in model under which we recognize revenue when our products are sold to distributors. At the time we recognize revenue, we record contra-revenue based on estimates of future sales returns, price erosion and other sales incentive allowances provided to our customers. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the period ended January 2, 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We recently made changes to our distributor sales programs commencing with our third fiscal quarter of 2004 that simplified the calculation of sales incentive allowances. Although these changes have the potential to reduce the level of estimation required in establishing sales program accruals in future periods, no assurance can be given that this will be the case, particularly as we implement our new programs.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and was effective for our fiscal quarter ended April 2, 2004. The adoption of SFAS 132, as revised in 2003, did not have an impact on our results of operations or financial position.

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

Moreover, a significant portion of our success historically has been a result of increasing our market share at the expense of our competitors. However, over the last few quarters, our market share has been negatively affected by our customers’ diversifying their sources of supply as the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. We believe that the current industry expectation of few, if any, new significant product introductions over the next quarter in either the personal storage or enterprise storage product offerings creates an environment of more stable market shares, in which significant shifts in market share are likely to occur only as a result of specific company product execution issues or price competition. Any significant further decline in our market share would adversely affect our results of operations.

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
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce rigid disc drives as a stand-alone product, and the term “captive” refers to rigid disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain rigid disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than rigid disc drives generally contribute a greater portion of the operating margin on a complete computer system than do rigid disc drives, captive manufacturers do not necessarily need to realize a profit on the rigid disc drives included in a computer system and, as a result, may be willing to sell rigid disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASICs, and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent rigid disc drive manufacturers, our results of operations will be adversely affected.

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

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, in 2002, IBM merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company. Hitachi currently owns more than 70% of Hitachi Global Storage Technologies and is expected to assume full ownership at the end of 2005. As a part of this transaction, each of IBM and Hitachi agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of rigid disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone. As of April 2, 2004, the formation of Hitachi Global Storage Technologies has not had a material effect on our financial condition or results of operations.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers;

•	competitive pressures resulting in lower selling prices;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times like now where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	the ability of our competitors to increase market share, particularly with respect to enterprise products, through the introduction of technologically advanced products and their ability to improve their operational execution;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	delays or problems in the introduction of our new products;

•	announcements of new products, services or technological innovations by us or our competitors; and

•	increased costs or adverse changes in availability of supplies.

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

Dependence on Distributors—We are increasingly dependent on sales to distributors, which may increase price erosion and the volatility of our sales.

An increasing portion of our sales has been to distributors of desktop disc drive products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. Recently, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of these distributors while other disc drive manufacturers have not. These actions have further increased the uncertainty as to demand within this market segment. To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

Longer Product Life Cycles—Lengthening of product life cycles can make planning product transitions difficult and may reduce the favorable impact of new product transitions.

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

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

When the rate of increase in areal density slows, it may contribute to increased average price erosion to the extent historical price erosion patterns continue, product life cycles are lengthened and our ability to introduce new products at higher prices is limited, and longer product life cycles which permits competitors more time to enter the market for a particular type of disc drive. In addition, the lengthening of product life cycles can make planning product transitions more difficult. To the extent that we prematurely discontinue a product, or do not timely introduce new products, our operating results may be adversely affected.

Because the rate of growth in areal density is slowing, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through reduction in components such as read/write heads and rigid discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and rigid discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases it is difficult to obtain higher prices for new products.

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

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including PCs, enterprise storage applications and consumer electronics. These applications have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor rigid disc drives. We initiated volume shipments of these products to a number of OEMs in the second fiscal quarter. These shipments materially contributed to our results of operations in the second fiscal quarter. However, our recently introduced products only address a limited portion of the existing notebook market. We cannot assure you that we will receive additional qualifications or that we will be able to successfully compete in the market for smaller form factor rigid disc drives. In our third fiscal quarter of 2004, ended April 2, 2004, an oversupply of notebook disc drives in the supply chain led to a significant shortfall in our shipments of Momentus, our first product for the notebook market. If we do not suitably adapt our technology and product offerings to successfully develop and introduce smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

Importance of Time-to-Market—Our operating results may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of rigid disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the areal density curve resumes its historical rate of growth, if we fail to:

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We, and our competitors have developed improved products, and we will need to continue to do so in the future. For fiscal year 2003 and the nine months ended April 2, 2004, we had product development expenses of $670 million and $505 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

The cost, quality and availability of some equipment, components and raw materials used to manufacture rigid disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application-specific integrated circuits, or ASICs, spindle motors and printed circuit boards. We rely on sole suppliers and a limited number of suppliers for some of these components, including the read/write heads and recording media that we do not manufacture, ASICs, spindle motors and printed circuit boards. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices for some components or raw materials, such as precious metals, that were in short supply in the industry in general.

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

For fiscal year 2003 and the nine months ended April 2, 2004, our top 10 customers accounted for approximately 63% and 62%, respectively, of our rigid disc drive revenue. Hewlett-Packard accounted for approximately 18% of our rigid disc drive revenue for each of fiscal year 2003 and the nine months ended April 2, 2004. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

Customer Concentration—Consolidation among our customers could cause sales of our products to decline.

Mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. For example, IBM, which is one of our key customers, merged its disc drive business with the disc drive business of Hitachi through the formation of a new company with which IBM has entered into a multi-year supply agreement. As a result, IBM may decrease its purchases from us in favor of this new company. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2003 and the nine months ended April 2, 2004, approximately 31% and 31%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 35% and 40%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our rigid disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Delaware entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002 and in correspondence since that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our rigid disc drive products infringe at least two Read-Rite Corporation patents. We filed a declaratory judgment action in the Superior Court of California, seeking to clarify our rights to Read-Rite Corporation’s patented technology. Read-Rite Corporation responded by filing a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and, pursuant to a notice we received on June 19, 2003, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. A significant portion of the incentive compensation for our senior management vested in calendar year 2003 and substantially all of this compensation will have vested by November 2004. We may not be able to provide our senior management with adequate additional incentives to remain employed by us after this time. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

As of April 2, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 19.7%, 13.7%, 7.0%, 4.1% and 1.4%, respectively, of our outstanding common shares through their ownership of New SAC. The sponsors’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, the members of our sponsor group will continue to have the power to:

•	control all matters submitted to our shareholders;

•	elect our directors; and

•	exercise control over our business, policies and affairs.

Also, New SAC is not prohibited from selling a controlling interest in us to a third party.

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of members of our sponsor group. Conflicts of interest could arise between us, and our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a controlling interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

SEAGATE TECHNOLOGY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Future Sales—Additional sales of our common shares by New SAC, our sponsors or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If New SAC or—after any distribution to our sponsors of our shares by New SAC—our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. In addition, beginning in June 2004, either Silver Lake Partners or Texas Pacific Group can unilaterally cause New SAC to distribute its shares in us to our sponsor group and New SAC’s other shareholders. By exercising their registration or distribution rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

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

We made quarterly cash distributions of $0.04 per share on each of August 22, 2003 and November 21, 2003 to all of our shareholders of record as of August 8, 2003 and November 7, 2003, respectively, including New SAC. We made a quarterly cash distribution of $0.06 per share on February 27, 2004 to all of our shareholders of record as of February 13, 2004, including New SAC.

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

We have both fixed and floating rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We have used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our floating rate debt obligations. Our last interest rate swap agreement matured in November 2002. We currently have no swap agreements.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 2, 2004. All investments mature in three years or less.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value April 2, 2004
	(in millions)
Assets
Cash equivalents:
Fixed rate	$629						$629	$629
Average interest rate	1.03%						1.03%
Short-term investments:
Fixed rate	$31	$31	$41	$231			$334	$336
Average interest rate	1.57%	1.99%	2.59%	2.69%			2.91%
Variable rate	$291						$291	$291
Average interest rate	1.12%						1.12%
Total investment securities	$951	$31	$41	$231			$1,254	$1,256
Average interest rate	1.07%	1.99%	2.59%	2.69%			1.44%
Long-Term Debt
Fixed rate						$400	$400	$420
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B	$2	$4	$3	$336			$345	$345
(LIBOR +2%)	3.13%	3.13%	3.13%	3.13%			3.13%

Foreign Currency Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the nine months ended April 2, 2004, we did not hedge any of our local currency cash flows. All foreign currency cash flow requirements were met using spot foreign exchange transactions. Recent fluctuations in foreign exchange rates have not had a material effect on our operations and profitability; however, there can be no assurance that these fluctuations will not become more aggravated and result in a material adverse effect on our operations and profitability.

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

The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. We await the court’s order.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. We believe the claims are without merit, and we intend to defend against them vigorously.

Read-Rite Corporation—In order to clarify our rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

Securities and Exchange Commission’s Request for Information

In October 2003, we received from the Securities and Exchange Commission a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. By early December 2003 we had provided all information requested by the SEC. There are no outstanding requests from the SEC for further information. The additional information furnished related to the allegations of the former employee who has claimed the company terminated him in violation of the Minnesota Whistleblower Act. Nothing has come to our attention during this process that changes our view regarding the lack of merit of those claims. There is no procedural requirement that the SEC completes any investigation within certain timeframes or makes any announcements with respect to the status of an investigation.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the nine months ended April 2, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form s-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(b)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2	(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3	(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3	(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4		Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5		Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6		Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23*	Seagate Technology Annual Incentive Bonus Plan

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 21, 2003)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to amendment no. 4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on September 27, 2002)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

On January 21, 2004, the registrant filed a Current Report on form 8-K with regard to the announcement of its financial results for the second fiscal quarter ended January 2, 2004, and with regard to its intention to increase its quarterly dividend from $0.04 per share to $0.06 per share, contingent upon amending its existing credit agreements.

On March 3, 2004, the registrant filed a Current Report on form 8-K with regard to its in-quarter business update for the third fiscal quarter ending April 2, 2004.

On March 16, 2004, the registrant filed a Current Report on form 8-K with regard to the completion, by the Internal Revenue Service, of its review of certain of Seagate Delaware’s (formerly Seagate Technology, Inc.) federal tax returns, and the subsequent completion of the congressional Joint Committee on Taxation’s review of the Internal Revenue Service’s conclusions.

On April 6, 2004, the registrant filed a Current Report on form 8-K with regard to its update of previously provided results of operations guidance for the third fiscal quarter ended April 2, 2004.

On April 20, 2004, the registrant filed a Current Report on form 8-K with regard to the announcement of its financial results for the third fiscal quarter ended April 2, 2004.

On April 30, 2004, the registrant filed a Current Report on form 8-K with regard to the announcement that it will separate the roles of its Chairman and Chief Executive Officer with Bill Watkins succeeding Steve Luczo as CEO effective July 3, 2004. Additionally, the registrant announced the resignation of David Bonderman from its board of directors and the naming of Gregorio Reyes and Lydia Marshall as new members effective April 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	May 3, 2004	BY:	/s/ STEPHEN J. LUCZO

Stephen J. Luczo Chief Executive Officer (Principal Executive Officer and Director)

DATE:	May 3, 2004	BY:	/s/ CHARLES C. POPE

Charles C. Pope Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)