Form 10-K
period 2004-07-02
SEAGATE TECHNOLOGY
filed 2004-08-10
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-31560

SEAGATE TECHNOLOGY

(Exact name of Registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309GT

Ugland House, South Church Street

George Town, Grand Cayman, Cayman Islands

(Address of principal executive offices)

Registrant’s telephone number, including area code: (345) 949-8066

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	New York Stock Exchange

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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.841 billion based upon a closing price of $19.31 reported for such date by the New York Stock Exchange. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock as of July 30, 2004 was 462,473,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY

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

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronic devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in PCs; mobile computing applications, where our products are used in notebook computers; and consumer electronic applications ,where our products are used in digital video recorders (DVR’s), gaming platforms, and digital music players.

We sell our rigid disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal years 2004, 2003 and 2002, approximately 60%, 61% and 66%, respectively, of our rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, EMC, and Microsoft. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Also, we are currently expanding our direct sales to retailers. For fiscal years 2004, 2003 and 2002, approximately 30%, 34% and 39%, respectively, of our revenue came from customers located in North America, approximately 30%, 31% and 31%, respectively, came from customers located in Europe and approximately 40%, 35% and 30%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Industry

Demand for Electronic Data Storage

We believe that the amount of data stored and accessed electronically is growing rapidly and that there are a number of key factors driving this demand. We are particularly focused on three areas of growing demand for rigid disc drives:

Growth in Rigid Disc Drives for Consumer Electronics.    High-performance computing and communications functions and, increasingly, rigid disc drives are being incorporated into consumer electronics devices such as video game consoles, DVR’s and advanced television set-top boxes. In addition, faster connections to the Internet and increased broadband capacity have encouraged consumers to download greater amounts of text, video and audio data, expanding the market for rigid disc drives for use in new consumer and entertainment appliances. The adoption and rapid growth of the use of rigid disc drives in these applications will be facilitated by the development of low-cost rigid disc drives that meet the pricing requirements of the consumer electronics market.

Growth in Rigid Disc Drives for Mobile Computing.    The mobile computing market is expected to grow faster than any other PC segment as performance and price continue to improve, placing notebook computers in an attractive position relative to desktop computers. Notebook systems are increasingly becoming replacement systems to desktop computers and progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. In addition, the industry continually progresses towards smaller systems and devices.

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

An emerging application in storage networking is the use of near-line storage systems. This application uses less expensive discs to allow fast access to less frequently needed data.

Success in Our Industry Depends on Technology and Manufacturing Leadership

The design and manufacturing of rigid disc drives depends on highly advanced technology and manufacturing techniques, especially in the areas of read/write heads and recording media. Rigid disc drive manufacturers are distinguished by their level of integration, which is the degree to which they control the technology used in their products, and by whether they are captive, producing rigid disc drives for their own computer systems, or independent. Integrated manufacturers are companies that design and produce the critical technologies, including read/write heads and recording media, used in their rigid disc drives. An integrated approach enables them to lower manufacturing costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with OEMs because they do not compete with OEMs for computer system sales.

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency, the rigid disc drive industry continues to undergo significant consolidation as manufacturers and merchant component suppliers merge with other companies or exit the industry. For instance, IBM merged its rigid disc drive business with that of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company. Consolidation is likely to continue in our industry as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of large-scale operations. We believe the competitive dynamics of the rigid disc drive industry favor integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

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

Upon instructions from the drive’s electronic circuitry, a head positioning mechanism, or actuator, guides the heads to the selected track of a disc where the data is recorded or retrieved. Application specific integrated circuits, or ASICs, and ancillary electronic control chips are collectively mounted on printed circuit boards. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. Rigid disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture, or ATA, Serial ATA which provides higher data transfer rates than the previous ATA standard, small computer system interface, or SCSI, and Fibre Channel.

Rigid disc drive performance is commonly assessed by six key characteristics:

•	storage capacity, commonly expressed in megabytes, gigabytes or terabytes, which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute, which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the rigid disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface,

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc; and

•	product quality and reliability, commonly expressed in annualized return rates (ARR).

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. Although the rate of increase in areal density is slowing, we expect the long-term demand for increased drive capacities to continue to increase as audio and visual data require many multiples of the storage capacity of simple text. We have pursued, and expect to continue to pursue, a range of technologies to increase areal densities across the entire range of our products to increase drive capacities and to enable the production of higher capacity smaller form factor disc drives.

Manufacturing

We pursue an integrated business strategy based on the ownership of critical component technologies. This strategy allows us to maintain control over our product roadmap and component cost, quality and availability. Our manufacturing efficiency and flexibility is a critical element of our integrated business strategy. During the past several years we have made significant improvements in our manufacturing efficiency by:

•	consolidating the number of facilities we operate and reducing the number of personnel we employ;

•	expanding manufacturing automation to enhance our efficiency and flexibility;

•	applying Six Sigma to improve product quality and reliability and reduce costs;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements; and

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing and enhance our product quality and reliability.

Manufacturing our rigid disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, assemble and/or manufacture a number of the most important components found in our rigid disc drives, including read/write heads, recording media, printed circuit boards, spindle motors and ASICs.

Read/Write Heads.    The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits. Beginning with six inch round ceramic wafers, we process more than 25,000 head elements at one time. Each of these head elements goes through more than 300 steps, all in clean room environments. Our read/write heads require highly advanced processes with tolerances approaching the thickness of a single atom. We perform all primary stages of design and manufacture of read/write heads at our facilities. Although the percentage of our requirements for read/write heads that we produce internally varies periodically, we currently manufacture all of our read/write heads.

Recording Media.    The function of the recording media is to magnetically store information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. As a result, the manufacturing of recording media requires sophisticated thin-film processes. Each disc is a sequentially processed set of layers that consist of structural, magnetic, protective and lubricating materials. Once complete, the disc must have a high degree of physical uniformity to assure reliable and error-free storage. We purchase aluminum substrate blanks for recording media production from third parties, mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at our plant in Northern Ireland. We also purchase glass substrates from third parties in Japan for use in our mobile and small form factor consumer electronic products. Although the percentage of our requirements for recording media that we produce internally varies from quarter to quarter, we currently manufacture almost all of our recording media requirements. We are in the process of expanding our media production facility in Singapore to further increase our production capacity. Our strategy is to purchase no more than 20% of our recording media requirements from third-party suppliers in any given quarter.

Printed Circuit Boards.    We assemble and test a significant portion of the printed circuit boards used in our rigid disc drives. Printed circuit boards are the boards that contain the electronic circuitry and ASICs that provide the electronic controls of the rigid disc drive and on which the head-disc assembly is mounted. We assemble printed circuit boards at our facilities in Malaysia and China.

Spindle Motors.    We participate in the design of most of our spindle motors and purchase them principally from outside vendors in Asia, whom we have licensed to use our intellectual property and technology.

ASICs.    We participate in the design of many of the ASICs used in our rigid disc drives for motor and actuator control, such as interface controllers, read/write channels and pre-amplifiers. We do not manufacture any ASICs but, rather, buy them from third-party suppliers.

Following the production of the individual components of the rigid disc drive, the first step in the manufacture of a rigid disc drive itself is the assembly of the actuator arm, read/write heads, discs and spindle motor in a housing to form the head-disc assembly. The production of the head-disc assembly involves largely automated processes. Printed circuit boards are then mated to the head-disc assembly and the completed unit is tested prior to packaging and shipment. Final assembly and test operations of our rigid disc drives occur primarily at facilities located in China and Singapore. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and in the United States, in California and Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand, and in Europe and the United States.

Products

We offer a broad range of 3.5-inch form factor rigid disc drive products for the enterprise, desktop and consumer electronics sectors of the rigid disc drive industry. During fiscal year 2004, we introduced the Momentus family of 2.5-inch rigid disc drives for notebook computers. Also, during fiscal year 2004, we introduced Savvio, our first 2.5-inch enterprise disc drive. We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, or the dimensions of the rigid disc drive. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles; however, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years, resulting in longer product life cycles. We list in the table below our main current product offerings.

Product Name	Markets Served	Storage Capacities (gigabytes)	Rotation Speed (RPM)	Interface
Cheetah SFF 10K.1 (Savvio)	Enterprise	36 and 73	10,000	SCSI/Fibre Channel
Cheetah 10K.6	Enterprise	36, 73 and 46	10,000	SCSI/Fibre Channel
Cheetah 15K.3	Enterprise	18, 36 and 73	15,000	SCSI/Fibre Channel
Barracuda 7200.7	Desktop/Consumer Electronics	40, 60, 80, 120, 160 and 200	7,200	ATA/SATA
U Series X	Desktop/Consumer Electronics	10 and 20	5,400	ATA
U-9 Series	Consumer Electronics	40, 80, 120, and 160	5,400	ATA
Momentus	Mobile Computing	20, 30 and 40	5,400/4,200	ATA

In June 2004, we announced 12 new rigid disc drive products which will be introduced in fiscal year 2005, including:

•	our first 1-inch form factor rigid disc drive, which will be primarily used in hand held consumer electronics devices such as digital audio players and digital cameras;

•	larger capacity 3.5-inch form factor rigid disc drives to address the market for larger capacity personal video recorders and home media storage devices and near-line enterprise applications;

•	additional capacity models of our 2.5-inch form factor Momentus mobile computing rigid disc drive, which will more completely address our customers’ mobile computing disc drive requirements; and

•	new versions of our current Barracuda and Cheetah desktop and enterprise rigid disc drives.

Many of these new product will address disc drive applications for which we currently have no product offerings.

Enterprise Storage

Cheetah Family.    Commercial uses for Cheetah rigid disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

Savvio Family.    Savvio is our new 2.5-inch enterprise disc drive. This disc drive is our first enterprise disc drive in the smaller 2.5-inch form factor and, as such, allows the installation of more disc drives per square foot, thus facilitating faster access to data.

Desktop Storage

U Series X and Barracuda ATA/SATA Family. The U Series X and Barracuda ATA/SATA family of rigid disc drives are used in desktop applications, workstations and low-end server applications.

Consumer Electronics Storage

U Series and Barracuda ATA/SATA Family.    The U-9 Series of rigid disc drives are used in new markets, including personal video recorder (PVR), video game consoles, audio jukeboxes, home media centers, and home and industrial security systems. The Barracuda 7200.7 is used in PVR’s and the U Series X is used in PVR’s and gaming applications. Our consumer electronics (CE) drives feature quiet acoustics, high reliability and high performance streaming.

Mobile Computing

Momentus Family.    Momentus is our introductory mobile computing rigid disc drive product. The current Momentus rigid disc drives target only a portion of the mobile computing market. Commercial uses for Momentus rigid disc drives include notebook computers running popular office applications and laptops for business, government and education environments. Consumer uses for Momentus rigid disc drives include home notebook computers, tablet computers and digital audio applications.

Customers

We sell our rigid disc drive products primarily to major OEMs and distributors. OEM customers incorporate our rigid disc drives into computer systems and storage systems for resale. Distributors typically sell our rigid disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 60%, 61% and 66% of our revenue in fiscal years 2004, 2003 and 2002, respectively. Shipments to distributors were approximately 40%, 39% and 34% of our revenue in fiscal years 2004, 2003 and 2002, respectively. Sales to Hewlett-Packard accounted for approximately 19% and 18% of our rigid disc drive revenue in fiscal years 2004 and 2003, respectively. Sales to Hewlett-Packard and Compaq together accounted for approximately 20% of our rigid disc drive revenue in fiscal year 2002. No other customer accounted for 10% or more of our rigid disc drive revenue in fiscal years 2004, 2003 and 2002. Also, we are currently expanding our direct sales to retailers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—Dependence on Key Customers.”

OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 12 to 36 months, although our product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products, or create exclusive relationships. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

We also regularly enter into agreements with our customers, which obligate us to provide a limited indemnity against losses resulting from intellectual property claims. These agreements are customary in our industry and typically require us to indemnify our customer against certain damages and costs incurred as a result of third party intellectual property claims arising as a result of their use of our products.

Sales, Marketing and Customer Service

Our sales organization focuses on deepening our relationship with our customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized regionally among North America, Japan, Asia-Pacific (excluding Japan) and Europe, Africa and the Middle East. In addition, we have a sales operation group which focuses on aligning our production levels with customers’ product requirements. Our sales force works directly with our marketing organization to coordinate our OEM and distribution channel relationships. Also, we are currently expanding our direct sales to retailers. We maintain sales offices throughout the United States and in Australia, China, England, France, Germany, India, Ireland, Japan, Singapore and Taiwan.

Our marketing organization works to increase demand for our rigid disc drive products through strategic collaboration with key OEM customers to align our respective product roadmaps and to build our brand and end- customer relationships. This organization is comprised of our strategic marketing, business development and marketing communications groups. Our strategic marketing group coordinates with our research and development group to align our product development roadmap to meet key OEM customers’ technology requirements over the long term. Our business development group coordinates the qualification of new products with OEMs, determines product pricing and provides product service and support. Our marketing communications group focuses on building the Seagate brand name among our OEM and distribution channel customers.

We warrant our products for periods ranging from one year to five years, and on July 26, 2004, we announced the introduction of our five-year warranty, effective June 1, 2004, on every Seagate internal PC, notebook and enterprise disc drive shipped through our distribution and retail channels.

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

Competition

The rigid disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. Some of the principal factors used by customers to differentiate among rigid disc drive manufacturers are:

•	storage capacity;

•	price per unit and price per gigabyte;

•	storage/retrieval access times;

•	data transfer rates;

•	product quality and reliability;

•	production volume capability;

•	form factor; and

•	responsiveness to customer preferences and demands.

We believe that our products are generally competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include other independent rigid disc drive manufacturers such as Maxtor and Western Digital, as well as large captive manufacturers such as Fujitsu, Hitachi Global Storage Technologies, Samsung and Toshiba. Because they produce complete computer systems, captive manufacturers can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the rigid disc drives included in their computer systems and allows them to sell rigid disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASICs, and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. We also face indirect competition from present and potential customers, who evaluate from time to time whether to manufacture their own rigid disc drives and other information storage products or purchase them from outside sources other than us. These manufacturers also sell rigid disc drives to third parties, which results in direct competition with us. We expect that continued consolidation both among independent manufacturers and among captive manufacturers will increase the threat posed to our business by these competitors. During the last few years, three additional competitors have entered the market; Cornice and GS Magicstor, offering 1-inch disc drives, and Excelstor as a contract manufacturer of desktop disc drives.

Price Erosion.    Our competitors have historically offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. Even during periods when demand for rigid disc drives is stable, our industry is price competitive and vendors experience price erosion over the life of a product. Such price erosion has increased as product life cycles have lengthened due to a slowing in the rate of increase in areal density. This slowing of the areal density curve may contribute to increases in average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened, our competitors have more time to enter the market for a particular product, and we are unable to offset this with new products at higher average prices. We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Product Life Cycles and Changing Technology.    Historically, competition and changing customer preference and demand in the rigid disc drive industry have shortened product life cycles and caused acceleration in the development and introduction of new technology. Based on the recent pace of new product introductions, however, we believe that the current rate of increase in areal density is slowing from the rate of the last several years, and the resulting variability in product life cycles may make planning for product transitions more difficult. We believe that our future success will depend upon our ability to develop, manufacture and market products of high quality and reliability which meet changing user needs and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis.

Research and Development

We are committed to developing new component technologies and products and evaluating alternative technologies. We have increased our focus on research and development and realigned our rigid disc drive development process. This structured product process is designed to bring new products to market through predictable and repeatable methodologies. Seagate Research, which is based in Pittsburgh, Pennsylvania, is dedicated to extending the capacity of magnetic and optical recording and exploring alternative data storage technologies, including perpendicular recording technology and heat assisted magnetic recording technology. Perpendicular recording technology involves a different orientation for the magnetic field than is currently used in rigid disc drives, and heat assisted magnetic recording technology uses heat generated by a laser to improve storage capacity. Our Advanced Technology Integration effort focuses rigid disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our Advanced

Technology Integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2004, 2003 and 2002, we had product development expenses of $666 million, $670 million and $698 million, respectively.

Patents and Licenses

As of July 2, 2004, we had approximately 2,456 U.S. patents and 726 patents issued in various foreign jurisdictions as well as approximately 1,194 U.S. and 1,204 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the information storage industry, we believe that the improvement of existing products, reliance upon trade secret law, the protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to obtain patents, where available, in connection with our research and development program.

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

Backlog

In view of customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the rigid disc drive industry is of limited indicative value in estimating future performance and results.

Employees

At July 2, 2004, we employed approximately 40,000 persons worldwide, of which approximately 30,000 employees were located in our Asian operations. In addition, we make use of temporary employees, principally in manufacturing, who are hired on an as-needed basis. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels, and even then we cannot assure you of any such success. We believe that our employee relations are good.

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

Mr. Watkins, Mr. Pope, Mr. Hudson, Mr. Coulter, Mr. Davidson, Mr. Hutchins and Mr. Marquardt hold the same position at New SAC, except that Mr. Luczo serves as Chief Executive Officer of New SAC. Mr. Pope serves as the Chief Financial Officer and Treasurer of Certance Holdings (formerly Seagate Removable Storage Solutions Holdings). Mr. Hudson serves as General Counsel and Corporate Secretary of Certance Holdings. We expect that our directors and those of our officers who also serve as officers of our affiliates will continue to devote a portion of their time and energy to the affairs of those companies.

Name	Age	Position
Stephen J. Luczo	47	Chairman of the Board of Directors
William D. Watkins	51	President, Chief Executive Officer and Director
Charles C. Pope	49	Executive Vice President, Finance and Chief Financial Officer
David A. Wickersham	48	Executive Vice President and Chief Operating Officer
Brian S. Dexheimer	41	Executive Vice President, Worldwide Sales, Marketing and Customer Service
William L. Hudson	52	Executive Vice President, General Counsel and Corporate Secretary
John P. Weyandt	57	Executive Vice President, Product and Process Development
James M. Chirico, Jr.	46	Senior Vice President and General Manager, Asia Operations
Jaroslaw S. Glembocki	48	Senior Vice President, Heads and Media
Mark H. Kryder	60	Senior Vice President, Research and Technology and Chief Technical Officer
William W. Bradley	61	Director
James G. Coulter	44	Director
James A. Davidson	45	Director
Glenn H. Hutchins	48	Director
Donald E. Kiernan	63	Director
David F. Marquardt	55	Director
Lydia Marshall	55	Director
Gregorio Reyes	63	Director
John W. Thompson	55	Director
Edward J. Zander	57	Director

Mr. Luczo, the Chairman of our Board of Directors, joined us in October 1993 as Senior Vice President of Corporate Development. In March 1995, he was appointed Executive Vice President of Corporate Development and Chief Operating Officer of Seagate Software Holdings. In July 1997, he was appointed Chairman of the Board of Directors of Seagate Software Holdings. In September 1997, Mr. Luczo was promoted to President and Chief Operating Officer of Seagate Delaware and, in July 1998, he was promoted to Chief Executive Officer. Mr. Luczo resigned from the office of President of Seagate Delaware in May 2000, and became a member of our board of directors in November 2000. Mr. Luczo was elected Chairman of Seagate Technology in June 2002. Effective July 3, 2004, Mr. Luczo resigned from the office of Chief Executive Officer, and Mr. Watkins was elected to that office. Prior to joining us, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo serves as Chief Executive Officer of New SAC and is a member of the boards of directors of New SAC and E2open, Inc. and was elected Chairman of Seagate Technology on June 19, 2002.

Mr. Watkins, our President, Chief Executive Officer and Director, joined us as Executive Vice President of our Recording Media Group in February 1996 with our merger with Conner Peripherals, Inc. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations and in August 1998, he was appointed to the position of Chief Operating Officer, with responsibility for our disc drive manufacturing, recording media and head operations and product development. In June 2000, he was appointed to the position of President, and in November 2000, he became a member of our board of directors. Effective July 3, 2004, Mr. Watkins was appointed to the office of Chief Executive Officer. Prior to joining us, he was President and General Manager of the Disk Division at Conner Peripherals, Inc., an information storage solutions company, from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice President of Heads & Media Manufacturing Operations at Conner Peripherals, Inc. Mr. Watkins is a member of the boards of directors of Iolon, Inc. and MEMC Electronic Materials, Inc. He also serves on the Executive Advisory Council for IDEMA (International Disc Drives and Equipment Manufacturer Association) and the Executive Advisory Board of Juran Center for Leadership in Quality.

Mr. Pope, our Executive Vice President of Finance since April 1999 and our Chief Financial Officer since February 1998, joined us as Director of Budgets and Analysis in 1985 with our acquisition of Grenex, Inc. From January 1997 to April 1999, Mr. Pope was our Senior Vice President of Finance. He has held a variety of positions in his 20-year executive experience with us, including as Director of Finance of the Thailand operations, Vice President of Finance of the Asia Pacific operations, Vice President of Finance and Treasurer of Seagate Delaware, Vice President and General Manager of Seagate Magnetics and, most recently, Senior Vice President of Finance of the Storage Products Group.

Mr. Wickersham joined us in May 1998 as Senior Vice President, Worldwide Materials. He assumed responsibilities for Worldwide Product Line Management in August 1999. In May 2000, he was promoted to Executive Vice President and in April 2004, assumed the responsibility of Chief Operating Officer. Prior to joining us, Mr. Wickersham was Vice President, Worldwide Materials at Maxtor Corporation from 1996 to May 1998. From 1993 to 1996, Mr. Wickersham was Director of Corporate Materials at Exabyte Corporation. From 1978 to 1993, he held various management positions at IBM. Mr. Wickersham serves on the Board of IDEMA (International Disc Drives and Equipment Manufacturer Association).

Mr. Dexheimer joined us as a result of our acquisition of Imprimis in 1989. His career includes more than 20 years of experience in data storage, holding various sales, sales management and marketing positions with us. Mr. Dexheimer held the position of Vice President, Marketing and Product Line Management in the Removable Storage Solutions group from 1996 to July 1997. In July 1997, he was promoted to Vice President and General Manager of Removable Storage Solutions until August 1998 when he was promoted to Senior Vice President, Product Marketing and Product Line Management for Desktop disc drives. In August 1999, he was promoted to Senior Vice President, Worldwide Sales and Marketing. He was promoted to Executive Vice President Worldwide Sales, Marketing and Customer Service in August 2000.

Mr. Hudson, our Executive Vice President, General Counsel and Corporate Secretary, joined us in January 2000 as a Senior Vice President and was promoted to Executive Vice President in November 2002. Prior to joining us, Mr. Hudson was a partner of the law firm Gibson Dunn & Crutcher, LLP from August 1997 to December 1999 and, from October 1984 to July 1997, he was a partner of the law firm Brobeck, Phleger & Harrison, LLP.

Mr. Weyandt joined us in 1989 with our acquisition of Imprimis Technology. Since October 2003, Mr. Weyandt has served as our Executive Vice President, Product and Process Development for enterprise, desktop and mobile computing storage. Mr. Weyandt is also responsible for our Motors, Advance Technology Integration and Factory of the Future groups. Mr. Weyandt has spent over 30 years in the disc drive industry commencing with Control Data in 1969. His background includes assignments in manufacturing engineering, product quality, supplier quality, design engineering and process development.

Mr. Chirico, our Senior Vice President and General Manager of Asia Operations, joined us in 1998 as Senior Vice President of Worldwide Manufacturing Quality based in Singapore. In April 1999, he was appointed Senior Vice President and General Manager of Recording Head Operations based in Minnesota. In September 2000, he was appointed to his current position of Senior Vice President and General Manager, Asia Operations. Mr. Chirico is presently based in Singapore. Prior to joining us, Mr. Chirico spent 17 years with IBM where he held a number of management positions within manufacturing operations. Mr. Chirico served as chairman of IDEMA (International Disc Drives and Equipment Manufacturer Association) Asia Pacific Management Committee until April 2004.

Mr. Glembocki was promoted to Senior Vice President of our Recording Heads and Media Operations in October 2000. In this position, Mr. Glembocki is responsible for overseeing all component research, product development, disc drive integration, production launch, materials and volume production activities for the worldwide operations relating to heads and media, which are located in the United States, Asia and Europe. Mr. Glembocki joined us in the February 1996 merger with Conner Peripherals. As Vice President of Engineering for our Recording Media Group, Mr. Glembocki was responsible for our media research, product development, drive integration and production launch. A key member of the team that founded the Conner Disk Division, Mr. Glembocki managed all of the engineering research and development activities. During 1994 and 1995, Mr. Glembocki held the position of General Manager of the Conner Disk Division. Prior to joining us, Mr. Glembocki held positions at Domain Technology and IBM.

Dr. Kryder, our Chief Technical Officer as of June 27, 2003, joined us in 1998 as Senior Vice President, Research and Technology, and built Seagate Research into the leading industrial research laboratory in the field of data storage technology. Prior to coming to Seagate, he was the Stephen J. Jatras university professor of Electrical and Computer Engineering and founding director of the Data Storage Systems Center at Carnegie Mellon University, which he joined in 1978. Dr. Kryder holds a Bachelor of Science degree in Electrical Engineering from Stanford University and a Ph.D. in Electrical Engineering and Physics from the California Institute of Technology. He has authored over 300 publications and holds 21 patents. He is a member of the National Academy of Engineering, a Fellow of the American Physical Society and a Fellow of the Institute of Electrical and Electronic Engineers (IEEE). He has twice been selected as Distinguished Lecturer for the IEEE Magnetics Society and has been awarded the IEEE Magnetics Society Achievement Award, the IEEE Reynold B. Johnson Information Storage Award and the IEEE Millennium Medal.

Senator Bradley became a member of our board of directors in July 2003. Senator Bradley is a Managing Director of Allen & Company LLC. Senator Bradley served as chief outside advisor to McKinsey & Company’s non-profit practice from 2001 to 2004. From 1997 to 1999, he was a Senior Advisor and Vice Chairman to the International Council of J.P. Morgan & Co., Inc. During that time, he also served as an essayist for CBS evening news and a visiting professor at Stanford University, Notre Dame University and the University of Maryland. Senator Bradley served in the U.S. Senate from 1979 to 1997, representing the State of New Jersey. In 2000, he was a candidate for the Democratic nomination for President of the United States. He is also a member of the boards of directors of Starbucks Corporation and Willis Group Holdings, Limited.

Mr. Coulter became a member of our board of directors in November 2000. Mr. Coulter is a principal of the Texas Pacific Group, a private investment firm he co-founded in 1993. From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc. From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments. Mr. Coulter is a member of the board of directors of J. Crew Group and a number of private companies.

Mr. Davidson became a member of our board of directors in November 2000. Mr. Davidson is a managing member of Silver Lake Partners, a private equity investment firm he co-founded in 1999. From June 1990 to November 1998, Mr. Davidson was an investment banker with Hambrecht & Quist LLC, most recently serving as a Managing Director and Head of Technology Investment Banking. He is also a member of the board of directors of Flextronics International Ltd.

Mr. Hutchins became a member of our board of directors in November 2000. Mr. Hutchins is a managing member of Silver Lake Partners, a private equity investment firm he co-founded in 1999. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group L.P., where he focused on its private equity investing. Mr. Hutchins is a member of the boards of directors of Gartner, Inc. and Ameritrade Holding Corp.

Mr. Kiernan became a member of our board of directors in April 2003. Mr. Kiernan is the retired senior executive vice president and chief financial officer of SBC Communications, where he served for 11 years and was responsible for all financial affairs. Prior to joining SBC, Mr. Kiernan was a partner with Arthur Young & Co., where he held several positions over his 20-year tenure, including head of the firm’s management consulting practice in Florida and both audit-coordinating partner and managing partner of the firm’s St. Louis office. Mr. Kiernan is also a member of the boards of directors of LaBranche and Company, Inc., Health Management Associates, Inc., and Money Gram International.

Mr. Marquardt became a member of our board of directors in November 2000. Mr. Marquardt was a co-founder of August Capital, a California-based venture capital firm, in 1995. Prior to August Capital, Mr. Marquardt was a partner of Technology Venture Investors, a venture capital firm that he co-founded in 1980. Mr. Marquardt is a member of the boards of directors of Microsoft Corporation, Netopia, Inc., Tumbleweed Communications Corp. and a number of private companies.

Ms. Marshall became a member of our board of directors in April 2004. Ms. Marshall has been chair and chief executive officer of Versura, Inc., an internet-based provider of services to financial institutions, colleges and universities since 1999. Previously, she was managing Director of Rockport Capital Incorporated from 1997 to 1999, executive vice president—Marketing of Sallie Mae from 1993 to 1997 and senior vice president of Sallie Mae’s Institutional and Public Finance and Strategic Planning Divisions from 1985 to 1993. Ms. Marshall serves as chair of the board for CARE International and is a member of the boards of directors of Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company.

Mr. Reyes became a member of our board of directors in April 2004. Mr. Reyes began his career in the semiconductor industry with National Semiconductor in 1962, followed by executive positions with Motorola, Fairchild Semiconductor and Eaton. From 1981 to 1984, he was president and chief executive officer of National Micronetics, a provider of hard disc magnetic recording head products for the data storage industry. Between 1986 and 1990, he was chairman and chief executive officer of American Semiconductor Equipment Technologies. Mr. Reyes co-founded Sunward Technologies in 1985 and served as chairman and chief executive officer until 1994. Mr. Reyes is a member of the boards of directors of LSI Logic Corp., Dialog Semiconductor and a number of private companies.

Mr. Thompson became a member of our board of directors in November 2000. Mr. Thompson is chairman of the board of directors and chief executive officer of Symantec Corporation, an Internet security technology provider. Before joining Symantec in April 1999, Mr. Thompson held various executive and management positions with IBM from 1971. Mr. Thompson is a member of the boards of directors of NiSource, Inc. and United Parcel Service, Inc.

Mr. Zander became a member of our board of directors in November 2002. In January 2004, Mr. Zander joined Motorola, Inc., where he currently serves as chairman and chief executive officer. Mr. Zander was a principal at Silver Lake Partners from July 2003 to January 2004. Prior to joining Silver Lake Partners, Mr. Zander served as president and chief operating officer of Sun Microsystems, Inc. from January 1998 through June 2002, during which time he oversaw the company’s day-to-day business operations, including hardware and software design and development, global sales, service and customer advocacy, worldwide manufacturing and purchasing, research and development and worldwide marketing. Mr. Zander has acquired over 25 years of experience in the computer business serving in senior marketing management positions at Apollo Computer Systems Incorporated and Data General Corporation prior to joining Sun in October 1987. Mr. Zander is a member of the board of directors of a number of private companies.

Financial Information

Financial information for the Company’s reportable business segments and about geographic areas is set forth in Item 8, Note 6, Business Segment and Geographic Information.

Available Information

Availability of Reports.    Seagate Technology is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any Company filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because the Company makes filings to the SEC electronically, you may access this information at the SEC’S Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our web site.

Corporate Information

We were formed in 2000 as an exempted company incorporated with limited liability under the laws of the Cayman Islands.

ITEM 2.	PROPERTIES

Our company headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and R&D facilities are located in Colorado, Minnesota, Pennsylvania and Singapore. Portions of our facilities are occupied under leases that expire at various times through 2027. We occupy a total of 6.9 million square feet, of which, 4.4 million is for manufacturing and warehousing, 1.3 million is for product development and 1.2 million is for administrative purposes.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8, Note 9, Legal, Environmental, and Other Contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “STX” since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ending December 27, 2002 (commencing December 11, 2002)	$11.78	$9.86
Quarter ending March 28, 2003	$12.95	$7.78
Quarter ending June 27, 2003	$18.49	$9.98
Quarter ending October 3, 2003	$28.60	$17.45
Quarter ending January 2, 2004	$31.35	$16.70
Quarter ending April 2, 2004	$21.70	$14.99
Quarter ending July 2, 2004	$16.26	$11.50

The closing price of our common shares as reported by the New York Stock Exchange on July 30, 2004 was $11.47 per share. As of July 30, 2004 there were approximately 822 holders of record of our common shares. There were no sales of our equity securities during fiscal year 2004 that were not registered under the Securities Act of 1933.

Dividends

On January 29, 2004, our board of directors amended our quarterly dividend policy, and pursuant to our amended policy, we increased our quarterly distribution to our shareholders to $0.06 per share ($0.24 annually) so long as the aggregate amount of the distribution does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital for the period beginning June 30, 2001 and ending the most recent fiscal quarter in which financial statements are internally available.

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

Pursuant to our quarterly dividend policy, we made quarterly distributions of (i) $0.03 per share to our shareholders of record as of each of February 14, 2003 and May 9, 2003; (ii) $0.04 per share on each of August 22, 2003 and November 21, 2003 to our shareholders of record as of August 8, 2003 and November 7, 2003, respectively; and (iii) $0.06 per share on each of February 27, 2004 and May 21, 2004 to our shareholders of record as of February 13, 2004 and May 7, 2004, respectively. On July 19, 2004, our board of directors declared a quarterly distribution of $0.06 per share to be paid on or before August 20, 2004 to our shareholders of record as of August 6, 2004.

Since the closing of our initial public offering in December 2002, we have made distributions, pursuant to our quarterly dividend policy totaling approximately $116 million in the aggregate.

Within the two most recent fiscal years, we have made additional distributions unrelated to our quarterly dividend policy. These include:

•	an in-kind distribution of a $32 million promissory note to our shareholders of record immediately following our sale of XIOtech Corporation on November 4, 2002; and

•	a distribution of approximately $262 million to the holders of our then-outstanding shares immediately prior to our initial public offering.

To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits for U.S. federal income tax purposes in any taxable year, the distribution will be treated as a return of capital for U.S. tax purposes, causing a reduction in a shareholder’s adjusted tax basis in the common shares. We did not have current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended July 2, 2004 and, accordingly, distributions paid on our common shares during this period were treated as a return of capital for U.S. federal income tax purposes. There can be no assurances that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we do have current or accumulated earnings and profits for U.S. federal income tax purposes, a distribution on our common shares will not be treated as a return of capital distribution and will be treated as dividend income.

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

We list in the table below selected historical consolidated and combined financial information relating to us, and our predecessor for the periods indicated. Through November 22, 2000, the rigid disc drive business that we now operate and the storage area networks business that we operated through November 4, 2002, and which XIOtech Corporation (“XIOtech”) now operates, were the rigid disc drive and storage area networks divisions of Seagate Technology, Inc., a Delaware corporation, our predecessor corporation. Our operations prior to the sale of XIOtech were substantially identical to the operations of our predecessor before the November 2000 transactions.

•	We have derived our historical financial information as of and for the fiscal years ended July 2, 2004, June 27, 2003, and June 28, 2002 from our audited consolidated financial statements and related notes included elsewhere in this report.

•	We have derived our historical financial information as of and for the period from November 23, 2000 to June 29, 2001 from our audited consolidated financial statements and related notes not included in this report.

•	We have derived our predecessor’s historical financial information below for the period from July 1, 2000 through November 22, 2000 from the audited combined financial statements and related notes of our predecessor, which are not included in this report.

•	We have derived our predecessor’s historical financial information below as of the end of and for the fiscal year ended June 30, 2000 from the audited combined financial statements and related notes of our predecessor, which are not included in this report.

	Seagate Technology				Predecessor
	Fiscal Year Ended			Nov. 23, 2000 to June 29, 2001	July 1, 2000 to Nov. 22, 2000	Fiscal Year Ended June 30, 2000
	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions, except for per share data)
Revenue	$6,224	$6,486	$6,087	$3,656	$2,310	$6,073
Gross margin	1,459	1,727	1,593	732	275	1,251
Income (loss) from operations	444	691	374	(74)	(623)	(285)
Gain on sale of SanDisk common stock	—	—	—	—	102	679
Gain on exchange of certain investments in equity securities	—	—	—	—	—	199
Debt refinancing charges	—	—	(93)	—	—	—
Net income (loss)	529	641	153	(110)	(412)	366
Basic net income per share	1.17	1.53	0.38
Diluted net income per share	1.06	1.36	0.36
Total assets	3,942	3,517	3,095	2,966		5,818
Accrued deferred compensation	—	—	147	—		—
Total debt	743	749	751	900		703
Shareholders’ / Stockholders’ equity	$1,855	$1,316	$754	$653		$2,942
Number of shares used in per share computations:*
Basic	452	418	401
Diluted	498	470	428
Cash distributions declared per share	$0.20	$0.71	$0.50

*	See Note 1, of the Notes to Consolidated Financial Statements included elsewhere in this report.

Year Ended July 2, 2004

Includes a $125 million income tax benefit from the reversal of accrued income taxes relating to tax indemnification amounts and a $59 million restructuring charge.

Year Ended June 27, 2003

Includes a $10 million write-down in our investment in a private company and a $9 million net restructuring charge.

Year Ended June 28, 2002

Includes a $179 million charge to record $32 million paid to participants in our deferred compensation plan and $147 million to accrue the remaining obligations under the plan, $93 million in debt refinancing charges, and a $4 million net restructuring charge.

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

The following is a discussion of the financial condition and results of operations for the fiscal year ended July 2, 2004, the fiscal year ended June 27, 2003, and the fiscal year ended June 28, 2002. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. New SAC, a Cayman Islands limited liability corporation is our controlling shareholder. We were formed in August 2000 to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware.” In November 2000, we acquired the rigid disc drive business and the storage area networks business of Seagate Delaware in a series of transactions that we refer to herein as the November 2000 transactions. We sold XIOtech Corporation, our storage area networks operating business, in November 2002.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronic devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of rigid disc drive products that make us a leader in enterprise applications, where our products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in PC’s; mobile computing applications, where our products are used in notebook computers; and consumer electronic applications, where our products are used in digital video recorders (DVR’s), gaming platforms, and digital music players.

We sell our rigid disc drives primarily to major OEMs and also market to distributors under our globally recognized brand name. For fiscal years 2004, 2003 and 2002, approximately 60%, 61% and 66%, respectively, of our rigid disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, EMC, and Microsoft. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our rigid disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Also, we are currently expanding our direct sales to retailers. For fiscal years 2004, 2003 and 2002, approximately 30%, 34% and 39%, respectively, of our revenue came from customers located in North America, approximately 30%, 31% and 31%, respectively, came from customers located in Europe and approximately 40%, 35% and 30%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

November 2000 Transactions

Prior to November 22, 2000, Suez Acquisition Company, the predecessor to New SAC, entered into a stock purchase agreement with Seagate Delaware and Seagate Software Holdings, Inc., a subsidiary of Seagate Delaware. Concurrently, Seagate Delaware and VERITAS Software Corporation (“VERITAS”) entered into an agreement and plan of merger and reorganization. Suez Acquisition Company was an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed solely for the purpose of entering into the stock purchase agreement and undertaking the related acquisitions. Suez Acquisition Company later assigned all of its rights and obligations under the stock purchase agreement to New SAC, an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed for the same purpose. At the closing of those transactions, New SAC owned 400,000,000 shares of our preferred stock.

An indemnification agreement provided that New SAC and its subsidiaries would be required to indemnify VERITAS and its affiliates for specified liabilities of Seagate Delaware and Seagate Software Holdings, Inc., including selected taxes. In return, VERITAS, Seagate Delaware and their affiliates agreed to indemnify New SAC and its subsidiaries for specified liabilities, including all taxes of Seagate Delaware for which New SAC would not be obligated to indemnify VERITAS and its affiliates. VERITAS deposited $150 million in an escrow account, which could be applied by New SAC to satisfy certain tax liabilities, and which remained in the escrow account in full. To the extent that any part of the $150 million was not utilized to satisfy these tax liabilities, it would be paid out to the former Seagate Delaware stockholders. In July 2002, we, and those of our affiliates that were parties to the indemnification agreement entered into a reimbursement agreement, which allocated the respective liabilities and obligations under the indemnification agreement.

Under the reimbursement agreement, if we and our affiliates became obligated to indemnify Seagate Delaware, VERITAS or any of their affiliates for tax liabilities under the indemnification agreement, Seagate Technology HDD Holdings would be responsible for the first $125 million of the tax liabilities, and any amount exceeding $125 million would then be allocated among Seagate Technology HDD Holdings, Seagate Technology SAN Holdings, Certance Holdings and Seagate Software (Cayman) Holdings Corporation on a pro rata basis in accordance with the portion of the purchase price allocated to each entity in connection with the November 2000 transactions. For indemnification obligations other than tax liabilities under the indemnification agreement, the responsible entity would reimburse any entity that satisfied the obligation on its behalf.

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

As a result of the conclusion of the tax audits with no additional tax due, and based on the March 15, 2004 notification to VERITAS from the Internal Revenue Service, we recorded a $125 million income tax benefit in our third fiscal quarter of 2004 from the reversal of accrued income taxes relating to the tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS.

Management Rollover

In connection with the November 2000 transactions, approximately 100 members of Seagate Delaware’s management group entered into rollover agreements under which they agreed not to receive merger consideration consisting of a portion of their restricted shares of Seagate Delaware’s common stock and unvested options to purchase those shares. The aggregate value of this foregone consideration was approximately $184 million. Instead of receiving this merger consideration, members of the management group received 1,843,000 restricted ordinary and 48,500 preferred shares of New SAC and approximately $179 million in participation interests in our deferred compensation plan.

The restricted ordinary and preferred shares of New SAC and the interests in our deferred compensation plan were scheduled to vest as follows:

•	one-third on November 22, 2001;

•	one-third proportionately each month over the 18 months following November 22, 2001; and

•	the final one-third on May 22, 2003.

In addition, at the closing of the November 2000 transactions certain individuals purchased additional ordinary and preferred shares of New SAC for approximately $41 million in cash. Of this $41 million, approximately $21 million was purchased by members of the management group.

Following the closing of the November 2000 transactions, New SAC has issued 483,835 restricted ordinary shares to management, employees, directors and consultants of New SAC and its affiliates. These ordinary shares were scheduled to vest as follows:

•	25% of the shares on the first anniversary of the vesting commencement date; and

•	75% of the shares proportionately each month over the 36 months following the first anniversary of the vesting commencement date.

In May 2002, we made $32 million in payments to participants in the deferred compensation plan. On June 19, 2002, the board of directors accelerated vesting of all deferred compensation interests under the terms of the plan and we subsequently recorded an accrual of $147 million in the fourth fiscal quarter of 2002. As a result of certain distributions by New SAC to holders of its preferred shares in connection with our initial public offering, Seagate Technology HDD Holdings became obligated to pay out the $147 million to participants of its deferred compensation plan, including named executive officers. Those payments were made following the closing of our initial public offering, thereby satisfying all remaining obligations under the deferred compensation plan.

New SAC redeemed all of its outstanding preferred shares as of March 14, 2003. As of July 2, 2004, there were 2,251,011 restricted ordinary shares outstanding. We have been recognizing, and will continue to recognize, compensation expense of approximately $28 million proportionately over the respective vesting periods based on the estimated fair value of these shares of the date of issuance. Through July 2, 2004, we had recognized $27 million of this compensation expense.

Consummation of Initial Public Offering

In December 2002, we completed the initial public offering of 72,500,000 of our common shares, 24,000,000 of which were sold by us and 48,500,000 of which were sold by New SAC, our controlling shareholder, at a price of $12 per share. We received proceeds from our sale of the 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. In connection with our initial public offering, New SAC converted its 400,000,000 shares of our preferred stock, into common stock. Immediately prior to the closing of our initial public offering, we paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of our then-outstanding shares, including New SAC. We also paid a lump sum of approximately $12 million to members of our sponsor group in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during our second fiscal quarter of 2002.

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

Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, our financial sponsors and us, New SAC has demand registration rights to request from time to time that we register to sell shares of our common stock held by New SAC. New SAC exercised this right and on July 30, 2003, we completed the secondary public offering of 69,000,000 of our common shares, of which 9,000,000 were sold pursuant to the underwriters’ exercise of their over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. We incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to our officers and employees who hold ordinary shares of New SAC. As of July 2, 2004, New SAC owned 282,500,000 shares, or approximately 61.5% of our outstanding common stock.

Registration of Common Shares

On July 20, 2004, we filed a registration statement on Form S-3 with respect to 60,000,000 of our common shares owned by New SAC. After this registration statement is declared effective by the SEC, New SAC may sell all 60,000,000 of these shares to the public. We will not receive any of the proceeds from the potential sale of these shares. After such sale or sales of these common shares is completed, New SAC will own 222,500,000 shares, or approximately 48.4% of our outstanding common stock (based upon our outstanding common shares as of July 2, 2004).

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years. The slowing change in areal density contributes to:

•	an increase in the rates of price erosion as the slowing areal density curve results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price;

•	an increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	a potential reduction in financial benefit from new product introductions due to declining cost reductions and the inability to introduce new products at higher prices in traditional hard disc drive markets.

We also believe that the industry is experiencing several positive trends relative to overall demand including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives. We estimate that in the most recent quarter industry shipments of disc drives to non-gaming consumer electronic applications grew in excess of 200% from the year-ago quarter;

•	a renewed buying cycle for consumer and commercial client computing systems. We estimate that in the most recent quarter industry shipments of disc drives for desktop and mobile computing storage applications grew 13% from the year-ago quarter, with the desktop market increasing approximately 10% and the mobile computing market increasing 25%. We believe that a portion of the growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating; and

•	growth in selected enterprise storage applications such as near-line and small form factor.

In the first half of fiscal year 2004, we observed what we believe to be a shift in seasonal demand for disc drives used in desktop and consumer electronics markets. We believe the seasonally high demand for disc drives used in these markets may be shifting more toward our first fiscal quarter from our second fiscal quarter. We believe this trend will continue and, due to the increasing importance of the consumer electronics market to our business, will impact our revenue and results of operations in these quarters.

Another key factor is the continued importance of sales to the distribution channel. Product qualification programs in this channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability and unit sales growth is less predictable and has greater fluctuation than sales to OEM customers. To the extent that our industry builds product based on expectations of demand that do not materialize, distributors may experience an oversupply of personal storage products that could lead to increased price erosion. As sales to distributors become an increasingly larger portion of total industry sales, disc drive manufacturers may experience increased volatility in their results of operations.

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

A significant portion of our success historically has been a result of increasing our market share at the expense of our competitors. However, in the first fiscal quarter of 2004, our market share for our enterprise products was negatively affected by our customers’ diversifying their sources of supply as the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. Additionally, in the second half of fiscal year 2004, our market share for notebook drive products was negatively affected by an oversupply condition in our customers’ supply chain. During June 2004, however, we announced 12 new products, which will address every major computing application and all major consumer markets thereby expanding our current addressable market from approximately 75% to approximately 97%. We believe that our near-term financial results will depend heavily on the successful introduction and customer acceptance of these new products.

We are dependent on our sales to distributors, however, in the distribution channel unit sales growth is less predictable and has greater fluctuation than sales to OEM customers. To the extent that our industry builds product based on expectations of demand that do not materialize, distributors may experience an oversupply of personal storage products that could lead to increased price erosion. During our second fiscal quarter of 2004, ended January 2, 2004, we observed lower than anticipated sell-through in the distribution channel. We believe our experience was consistent with that of our industry. We believe that this lower than anticipated sell-through taken together with the level of industry production, created increased pressure on pricing and terms and resulted in historically high industry channel inventories at the end of the December quarter. During the March quarter, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of distributors while other disc drive manufacturers have not. These initiatives included efforts to develop point-of-sale information systems to help match supply and demand, pricing increases and alteration of distribution programs. As the distribution channel reacts to these various activities, there may be increased volatility of sales in this channel for individual disc drive manufacturers. We exited the June quarter with approximately 5 weeks of distribution channel inventory, or approximately one million units lower than the March quarter. To the extent that our distributor customers reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

During periods of slowing growth of areal density and longer product cycles we may experience heightened pricing pressures. This pricing pressure has contributed to a reduction in gross margins. To the extent that these pricing pressures continue, our gross margin may be negatively affected. Furthermore, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through reduction in components such as read/write heads and rigid discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and rigid discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity increases or improvements in reliability, it is difficult to obtain higher prices for new products.

We believe that we and the hard drive industry are in a unique and challenging period of time with longer product cycles, continued aggressive pricing in the core markets and ongoing changes in how we serve our distribution channel partners. All of these may impact our near-term profitability. In our fourth fiscal quarter of 2004, we undertook significant restructuring activities to reduce the costs of our operations in light of our declining revenue, gross margins, and earnings over the past several quarters resulting from recent significant price erosion and market share variability, particularly with respect to our enterprise disc drive products. We continue to look at opportunities for further cost reductions which may result in additional restructuring activities and restructuring charges in the future. During this challenging period, the management team will continue to be intensely focused on maintaining profitability excluding the impact of any restructuring charges that we may incur.

Results of Operations

We list in the tables below the historical consolidated statements of operations in dollars and as a percentage of revenue for the fiscal years indicated.

	Fiscal Year Ended
	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions)
Revenue	$6,224	$6,486	$6,087
Cost of revenue	4,765	4,759	4,494

Gross margin	1,459	1,727	1,593
Product development	666	670	698
Marketing and administrative	290	357	498
Amortization of intangibles	—	—	19
Restructuring	59	9	4

Income from operations	444	691	374
Other income (expense), net	(16)	(31)	(135)

Income before income taxes	428	660	239
Provision for (benefit from) income taxes	(101)	19	86

Net income	$529	$641	$153

	Fiscal Year Ended
	July 2, 2004	June 27, 2003	June 28, 2002
Revenue	100%	100%	100%
Cost of revenue	77	73	74

Gross margin	23	27	26
Product development	11	10	12
Marketing and administrative	5	6	8
Amortization of intangibles	—	—	—
Restructuring	—	—	—

Income from operations	7	11	6
Other income (expense), net	—	(1)	(2)

Income before income taxes	7	10	4
Provision for (benefit from) income taxes	(2)	—	1

Net income	9%	10%	3%

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue.    Revenue for fiscal year 2004 was $6.224 billion, down 4% from $6.486 billion in fiscal year 2003. The decrease in revenue was primarily due to price erosion, particularly with respect to our enterprise storage products, partially offset by an increase in unit shipments. Our unit shipments increased from 68 million units in fiscal year 2003 to 79 million units in fiscal year 2004. This increase in unit shipments was primarily in our desktop storage products and was due to an increase in the total available market, as well as our share of the total available market. Additionally, shipments increased as a result of the introduction of our mobile computing storage product.

Our overall average unit sales price for our rigid disc drive products was $81, $80, $76 and $71 for the first, second, third and fourth quarters of fiscal year 2004, respectively. Average annual price erosion from fiscal year 2003 to fiscal year 2004 was approximately 18%.

Unit shipments for desktop storage disc drives were 59.0 million for fiscal year 2004, up from 52.3 million in fiscal year 2003. However, we did experience a slight decline in drive shipments for desktop applications in the fourth fiscal quarter which can be attributed to an unexpected decline in industry distribution channel sell-through. Despite this decline, we believe that we maintained our market share.

Unit shipments for enterprise storage disc drives were 10.4 million during fiscal year 2004, slightly down from 10.5 million in fiscal year 2003; and, although we continue to experience aggressive pricing, we believe we maintained our market share.

During fiscal year 2004, we shipped 3.6 million mobile computing disc drives. We continue to be impacted by our limited product set for this market and our concentrated customer base. We also experienced aggressive pricing in the first half of calendar year 2004. As we leverage this product platform and expand our product offerings later in calendar year 2004, we expect to penetrate more of the mobile computing market and capture additional customers, revenue, and market share.

Unit shipments for consumer electronics storage disc drives were 6.3 million during fiscal year 2004, which represents a 33% increase in shipments from fiscal year 2003. This reflects strong growth in shipments to DVR consumer electronics applications. Until now, we have only participated in the portion of the consumer electronics market where 3.5-inch form factors drives are utilized. Beginning in our first fiscal quarter of 2005, we will add to our consumer electronics offerings with the previously announced ST1, our new 5 gigabyte,

1-inch form factor rigid disc drive targeted at a variety of handheld consumer electronics applications such as digital music players and digital cameras.

We continued to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2004, sales programs issued and recorded as contra-revenue, were approximately 7% of our gross revenue, compared to 5% of our gross revenue for fiscal year 2003. The increase in the provision for sales programs as a percentage of our gross revenue in fiscal year 2004 as compared to fiscal year 2003 was the result of higher distribution unit sales, particularly in the first half of fiscal year 2004.

Cost of Revenue.    Cost of revenue for fiscal year 2004 was $4.765 billion and was flat from $4.759 billion in fiscal year 2003. Gross margin as a percentage of revenue for fiscal year 2004 was 23% as compared with 27% for fiscal year 2003. The decrease in gross margin as a percentage of revenue was primarily due to price erosion as a result of fewer new product introductions and longer product cycles caused by a slowing in the rate of increase in areal density. Gross margin as a percentage of revenue for the first, second, third and fourth fiscal quarters of 2004 was 27%, 26%, 22% and 17%, respectively.

Product Development Expense.    Product development expense decreased by $4 million, or 1%, for fiscal year 2004 when compared with fiscal year 2003. The decrease in product development expense from fiscal year 2003 was primarily due to decreases of $30 million in employee incentive compensation, a $6 million business development grant received in fiscal year 2003, $4 million in legal expense and the absence of $4 million in product development expense incurred in the year-ago period by XIOtech which we sold in fiscal year 2003. These decreases were partially offset by increases of $21 million in salaries as a result of increased headcount and annual merit increases, $11 million in program materials and $7 million in depreciation.

Marketing and Administrative Expense.    Marketing and administrative expense decreased by $67 million, or 19%, for fiscal year 2004 when compared with fiscal year 2003. The decrease in marketing and administrative expense from fiscal year 2003 was primarily due to the absence of $16 million in marketing and administrative expense incurred by XIOtech which we sold in fiscal year 2003, and decreases of $12 million related to the discontinuation of an annual monitoring fee paid to certain New SAC investors, $7 million in compensation expense pursuant to executive terminations all of which occurred in fiscal year 2003, as well as $18 million in employee incentive compensation and $12 million in outside services.

Restructuring.    During fiscal year 2004, we recorded $59 million in restructuring charges. Of the $59 million, $39 million was incurred in the quarter ended July 2, 2004 and was associated with the planned workforce reduction that we first announced in April 2004 and implemented in June 2004. The $39 million restructuring charge was comprised of employee termination costs relating to a workforce reduction, primarily in our U.S. and Far East operations, of approximately 2,407 employees, 1,626 of whom had been terminated as of July 2, 2004. We expect the restructuring activities related to the charge taken in our fourth fiscal quarter of 2004 to be substantially completed by August 2004.

The remaining $20 million in restructuring charges were incurred through the nine months ended April 2, 2004 as a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in our workforce of approximately 649 employees, 626 of whom had been terminated as of July 2, 2004. The restructuring activities taken through the nine months ended April 2, 2004 were substantially complete at July 2, 2004.

Upon completion of the fiscal year 2004 restructuring activities, we estimate that annual salary expense will be reduced by approximately $95 million. We continue to look at opportunities for further cost reductions which may result in additional restructuring activities and restructuring charges in the future.

Net Other Income (Expense).    Net other expense decreased $15 million, or 48%, for fiscal year 2004 when compared with fiscal year 2003. The decrease in net other expense from fiscal year 2003 was primarily due to a decrease of $8 million in write-downs of our investment in a private company, a $4 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan.

Income Taxes.    We recorded a benefit from income taxes of $101 million for the fiscal year ended July 2, 2004 compared to a provision for income taxes of $19 million for the fiscal year ended June 27, 2003. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The benefit for income taxes recorded for the fiscal year ended July 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an additional valuation allowance recorded for U.S. deferred tax assets, and (iii) the reversal of the $125 million tax indemnification amount for VERITAS (further described below). Our provision for income taxes for the fiscal year ended June 27, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or to U.S. federal income taxes if remitted to our foreign parent holding company.

As of July 2, 2004, we have recorded net deferred tax assets of $58 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2005 and 2006. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future U.S. and certain foreign taxable income.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matters reflected in the statutory notice of deficiency dated June 12, 1998. On March 15, 2004, VERITAS received written notification from the Internal Revenue Service that the congressional Joint Committee on Taxation had completed its review and had taken no exception to the Internal Revenue Service’s conclusions. On April 6, 2004, Seagate Delaware and the Internal Revenue Service filed a revised settlement stipulation with the United States Tax Court in connection with the statutory notice of deficiency, which reflected the parties’ agreement to fully resolve the remaining tax matters included in the statutory notice of deficiency. On June 28, 2004, the revised settlement stipulation was made final by the United States Tax Court and the case has been closed.

In the fiscal year ended July 2, 2004, we recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, we determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in our third fiscal quarter of 2004.

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

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue.    Revenue for fiscal year 2003 was $6.486 billion, up 7% from $6.087 billion in fiscal year 2002. The increase in revenue was primarily due to improved unit sales volume that was substantially offset by price erosion and a shift in mix to our desktop storage products as compared to our enterprise storage products. Our unit shipments increased from 55 million units in fiscal year 2002 to 68 million units in fiscal year 2003. This increase in unit shipments was in both our desktop storage products and our enterprise storage products and was due to an increase in the total available market, especially for desktop storage products, as well as our share of the total available market. Additionally, we experienced strong growth in shipments to non-gaming consumer electronics applications.

Our overall average unit sales price for our rigid disc drive products was $93, $94, $97 and $97 for the first, second, third and fourth quarters of fiscal year 2003, respectively. Average annual price erosion from fiscal year 2002 to fiscal year 2003 was approximately 14%. Price erosion in the fourth quarter of fiscal year 2003 was the lowest we have experienced in eight years. Over the past few quarters, including seasonally weak periods, our industry has demonstrated operational discipline in managing production and inventory levels.

During fiscal year 2003, we continued to maintain various sales programs aimed at increasing customer demand. We exercise a considerable degree of judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2003, the total provision for sales programs, recorded as contra-revenue, was approximately 5% of our gross revenue, compared to 4% of our gross revenue for fiscal year 2002. The increase in the provision for sales programs as a percentage of our gross revenue in fiscal year 2003 as compared to fiscal year 2002 was a result of the increase in the portion of our revenue derived from sales to distributors.

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

Product Development Expense.    Product development expense decreased by $28 million, or 4%, for fiscal year 2003 when compared with fiscal year 2002. The decrease in product development expense from fiscal year 2002 was primarily due to the non-recurrence of deferred compensation charges incurred in the fourth quarter of fiscal year 2002 and our sale of XIOtech in November 2002. These decreases were partially offset by increased expense related to the opening of our new research facility in Pittsburgh, Pennsylvania, which included employee, equipment and occupancy costs as well as several new product introductions and our development efforts in smaller than 3.5-inch form factor rigid disc drives.

Marketing and Administrative Expense.    Marketing and administrative expense decreased by $141 million, or 28%, for fiscal year 2003 when compared with fiscal year 2002. The decrease in marketing and administrative expense from fiscal year 2002 was primarily due to the non-recurrence of deferred compensation charges of $112 million incurred in the fourth quarter of fiscal year 2002, and decreases of $48 million as a result of our sale of XIOtech in November 2002 and $21 million in the provision for bad debts. These decreases were partially offset by increases of $20 million in salaries and related costs, $14 million in information technology expense and $7 million in depreciation expense.

Restructuring.    During fiscal year 2003, we recorded $19 million in restructuring charges. We also reduced a restructuring accrual previously recorded by our predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $9 million in fiscal year 2003. Of the $19 million, $17 million was incurred in the quarter ended September 27, 2002 as a result of a restructuring plan, which we refer to as the fiscal year 2003 restructuring plan, established to continue the alignment of our global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in our Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in our workforce of approximately 3,750 employees. We estimate that after completion of the fiscal year 2003 restructuring activities, annual salary expense has been reduced by approximately $12 million, excluding any savings in salary expense related to XIOtech, which was sold in November 2002. The fiscal year 2003 restructuring plan was substantially complete at June 27, 2003. The remaining $2 million restructuring charge was incurred in the fiscal quarter ended June 27, 2003 and was comprised of employee termination costs relating to a workforce reduction of approximately 686 employees in our Thailand operations. We estimate that after completion of these restructuring activities, annual salary expense was reduced by approximately $0.3 million. These restructuring activities were completed in July 2003.

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

Income Taxes.    We recorded a provision for income taxes of $19 million for fiscal year 2003 compared to a provision for income taxes of $86 million for fiscal year 2002. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or exempt from tax due to tax holidays and tax incentive programs that we operate under in China, Malaysia, Singapore and Thailand. Our provision for income taxes for fiscal year 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs and (ii) the realization of various deferred tax assets that had previously been subject to a valuation allowance. Our provision for income taxes for fiscal year 2002 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs and (ii) an increase in our valuation allowance for U.S. deferred tax assets. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for domestic deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

As of June 27, 2003, we have recorded net deferred tax assets of $74 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2004 and 2005. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

Certain of our foreign tax returns for various fiscal years are under examination by taxing authorities. We believe that adequate amounts of tax have been provided for any final assessment that may result from these examinations.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

In May 2002, we refinanced all of our then outstanding indebtedness. Since that time, our indebtedness has consisted of $400 million in principal amount of 8% senior notes due 2009 and senior secured credit facilities which consist of a $350 million term loan facility that has been drawn in full and a $150 million revolving credit facility, under which $113 million was available for borrowing as of July 2, 2004. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $37 million of the credit facility for outstanding letters of credit and bankers’ guarantees as of July 2, 2004. The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, our wholly-owned subsidiary that operates our rigid disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require Seagate Technology HDD Holdings, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50 to 1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the quarter ended July 2, 2004 are as follows:

	Required	July 2, 2004
Interest Coverage Ratio	Not less than 2.50	31.46
Fixed Charge Coverage Ratio	Not less than 1.50	3.15
Net Leverage Ratio	Not greater than 1.50	(0.48)

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

Discussion of Cash Flows

At July 2, 2004, our working capital was $1.213 billion, which included cash, cash equivalents and short-term investments of $1.183 billion. Cash, cash equivalents and short-term investments decreased $11 million from fiscal year 2003 to fiscal year 2004. This decrease was primarily due to investments in property, equipment and leasehold improvements and distributions to shareholders offset by cash provided by operating activities and proceeds from employee stock option exercises.

Cash provided by operating activities for fiscal year 2004 was $635 million and consisted primarily of net income plus depreciation and amortization partially offset by a reversal of $125 million in tax indemnification amounts.

During fiscal year 2004, we invested approximately $605 million in property, equipment and leasehold improvements. The $605 million investment comprised:

•	$179 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$157 million to expand our Woodlands thin-film media operations in Singapore;

•	$149 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$85 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland; and

•	$35 million for other purposes.

During fiscal year 2003, we invested approximately $516 million in property, equipment and leasehold improvements. The $516 million investment comprised:

•	$212 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$144 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$132 million for our manufacturing facilities and equipment for the recording head operations in the United States, the Far East and Northern Ireland;

•	$17 million for the purchase of a corporate aircraft; and

•	$11 million for other purposes.

For fiscal year 2003, cash, cash equivalents and short-term investments increased $351 million. This increase was primarily due to cash provided by operating activities and proceeds from the issuance of our common shares offset by distributions to shareholders and investments in property, equipment and leasehold improvements.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Net cash provided by operating activities was $635 million for fiscal year 2004, $882 million for fiscal year 2003, and $905 million for fiscal year 2002. Net cash provided by operating activities for fiscal year 2004 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and the benefit for the reversal of tax indemnification amounts. Net cash provided by operating activities for fiscal year 2003 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and deferred compensation payments. Net cash provided by operating activities for fiscal year 2002 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, deferred compensation and the write-off of debt issuance costs, and as adjusted to reclassify the cash payment for the redemption premium on the 12 1/2% senior subordinated notes to net cash used in financing activities.

Net cash used in investing activities was $962 million for fiscal year 2004, $754 million for fiscal year 2003, and $610 million for fiscal year 2002. Net cash used in investing activities for fiscal year 2004 was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities. Net cash used in investing activities for fiscal year 2003 was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities. Net cash used in investing activities for fiscal year 2002 was primarily attributable to expenditures for property, equipment and leasehold improvements.

Net cash provided by (used in) financing activities was $0 million for fiscal year 2004, $9 million for fiscal year 2003, and ($409) million for fiscal year 2002. Net cash provided by (used in) financing activities for fiscal year 2004 was primarily attributable to distributions to our shareholders and principal payments on our senior credit facilities offset by cash provided from employee stock option exercises and employee stock purchases. Net cash provided by financing activities for fiscal year 2003 was primarily attributable to cash provided from the sale of our common shares partially offset by distributions to our shareholders. Net cash used in financing activities for fiscal year 2002 was primarily attributable to the refinancing and overall reduction of all of our outstanding indebtedness, payment of distributions to our shareholders and payment of the redemption premium on the 12 1/2% senior subordinated notes.

Liquidity Sources and Cash Requirements and Commitments

On January 29, 2004, our board of directors amended our quarterly dividend policy and, pursuant to our amended dividend policy, we are paying and expect to continue to pay our shareholders a quarterly distribution of up to $0.06 per share ($0.24 annually) so long as the aggregate amount of the distributions does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital for the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. Our ability to continue to pay quarterly distributions will be subject to, among other things, general business conditions within the rigid disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes. Currently, the most significant restriction on our ability to pay dividends is under the credit agreement governing our senior secured credit facilities, which limits annual distributions to $150 million. On July 19, 2004, our board of directors declared a quarterly distribution of $0.06 per share to be paid on or before August 20, 2004 to our shareholders of record as of August 6, 2004.

Our principal sources of liquidity as of July 2, 2004 consisted of: (1) $1.183 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $37 million had been used for outstanding letters of credit and bankers’ guarantees as of July 2, 2004, and (3) cash we expect to generate from operations during this fiscal year.

Since the closing of the November 2000 transactions, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, in the second half of fiscal year 2002 and through fiscal years 2003 and 2004, we made distributions to our shareholders.

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

Our contractual cash obligations and commitments as of July 2, 2004 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2005	2006- 2007	2008- 2009	After 2009
Contractual Cash Obligations:
Long term debt	$743	$4	$339	$400	$—
Capital expenditures	176	176	—	—	—
Operating leases (1)	151	15	25	9	102
Purchase obligations (2)	559	559	—	—	—

Subtotal	1,629	754	364	409	102
Commitments:
Letters of credit or bank guarantees	37	37	—	—	—

Total	$1,666	$791	$364	$409	$102

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of July 2, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Equity Plan Compensation Information

The following table sets forth, for each of our existing equity compensation plans, the number of common shares issuable upon exercise of outstanding options, warrants and rights, the weighted-average exercise price of the outstanding options, warrants and rights, and the number of common shares remaining available for issuance under such plans as of the end of fiscal year 2004.

	(a)		(b)	(c)
Equity Compensation Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	62,853,998	(1)	$6.47 per share(2)	24,034,444	(3)
Plans Not Approved by Shareholders	—		—	—
Total	62,853,998		$6.47 per share	24,034,444

(1)	This number includes 60,369,893 shares of our common stock that were subject to issuance upon the exercise of stock options granted under our 2001 Share Option Plan, and up to 2,500,000 shares that could be purchased under our Employee Stock Purchase Plan (the “ESPP”) in the purchase period that was in progress as of July 2, 2004. On July 30, 2004, the purchase date for that purchase period, a total of 2,484,105 shares of our common stock were issued pursuant to the exercise of the outstanding rights under the ESPP.

(2)

This value is calculated based only on the exercise price of options outstanding under the 2001 Share Option Plan. The exercise price for the rights awarded under the ESPP in the purchase period in progress on July 2, 2004 could not be determined as of July 2, 2004. On July 30, 2004, the purchase date for that purchase period, the weighted average exercise price for the shares issued upon the exercise of outstanding rights pursuant to the ESPP was $9.75 per share.

(3)	This number includes 9,014,310 shares of our common stock available for issuance under our 2001 Share Option Plan and at least 15,020,134 shares available for issuance under our ESPP. In addition, the ESPP provides for automatic annual increases in the number of shares of common stock reserved for issuance under the ESPP at the start of each of our fiscal years (beginning with fiscal year 2004) equal to the lesser of (1) 2,500,000 shares or (2) one half of one percent (0.5%) of the shares outstanding on the last day of the immediately preceding fiscal year. However, the Board of Directors has retained the authority to reduce the number of shares thus determined even further.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of distributor sales program accruals, establishment of warranty accruals, and valuation of deferred tax assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts and valuation of inventory. We believe that these other accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second fiscal quarter ended January 2, 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

We made changes to our distributor sales programs commencing with our third fiscal quarter of 2004 that simplified the calculation of sales incentive allowances. Although these changes have the potential to reduce the level of estimation required in establishing sales program accruals in future periods, no assurance can be given that this will be the case, particularly as we implement our new programs.

Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual. On July 26, 2004, we announced the introduction of our five-year warranty on products shipped into our distribution and retail channels, and we expect that the impact of this change will increase our future warranty costs.

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

In December 2003, the FASB issued a revision to FASB Statement No. 132, “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132-R”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and was effective for our fiscal quarter ended April 2, 2004. Because the revisions only effect disclosure requirements, the adoption of SFAS 132-R did not have an impact on our results of operations or financial position.

Risk Factors

Risks Related to Our Business

Competition—Our industry is highly competitive and our products have experienced significant price erosion and market share variability.

Even during periods when demand is stable, the rigid disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion. To the extent that historical price erosion patterns continue, product life cycles may lengthen, our competitors may have more time to enter the market for a particular product and we may be unable to offset these factors with new product introductions at higher average prices. A second trend that may contribute to increased average price erosion is the growth of sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

Moreover, a significant portion of our success historically has been a result of increasing our market share at the expense of our competitors. However, in the first fiscal quarter of 2004, our market share for our enterprise products was negatively affected by our customers’ diversifying their sources of supply as the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. Additionally, in the third fiscal quarter of 2004, our market share for notebook drive products was negatively affected by an oversupply condition in our customers’ supply chain. Any significant further decline in our market share would adversely affect our results of operations.

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

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our rigid disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume comparable product technology;

•	competitive pressures resulting in lower selling prices;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times like now where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	the impact of restructuring activities that the company may engage in;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	announcements of new products, services or technological innovations by us or our competitors; and

•	increased costs or adverse changes in availability of supplies.

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

We recently announced 12 new rigid disc drive products which will be introduced in the current fiscal year, many of which will address rigid disc drive applications for which we currently have no product offerings. Some of these new products introduce new form factors, such as our first 1-inch form factor rigid disc drive and our first 2.5-inch form factor rigid disc drive for enterprise applications. Some of these new products also introduce higher levels of areal density than our existing products. We believe that our near-term financial results, including our ability to achieve the results included in publicly announced forecasts will depend heavily on the successful introduction and customer acceptance of these new products.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future.

Smaller Form Factor Rigid Disc Drives—If we do not continue to successfully market smaller form factor rigid disc drives, our business may suffer.

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including personal computers, enterprise storage applications and consumer electronic devices. Many of these applications have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor rigid disc drives. We initiated volume shipments of our Momentus notebook disc drive to a number of OEMs in the second fiscal quarter of 2004. These shipments materially contributed to our results of operations in the second fiscal quarter. However, our recently introduced products only address a limited portion of the existing notebook market and in our third fiscal quarter of 2004, ended April 2, 2004, an oversupply of notebook disc drives in the supply chain led to a significant reduction in our shipments of Momentus which adversely impacted our results of operations. We recently announced our first 1-inch form factor rigid disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. These products are scheduled for introduction during fiscal year 2005. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

Importance of Reducing Operating Costs—If we do not reduce our operating expenses, we will not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, increasing revenue while at the same time reducing operating expenses. In this regard, we have engaged in ongoing, company-wide manufacturing efficiency activities intended to increase productivity and reduce costs. These activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. For example, in our fourth fiscal quarter of 2004, we undertook significant restructuring activities to reduce the costs of our operations and we continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

Industry Demand—Changes in demand for computer systems and storage subsystems has caused and may cause in the future a decline in demand for our products.

Our rigid disc drives are components in computers, computer systems and storage subsystems and consumer electronic devices. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for PCs and consumer electronic devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. During economic slowdowns such as the one that began in 2001, demand for rigid disc drives, particularly in the enterprise sector was adversely impacted as a result of the weakened economy and because enterprises shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems generally cause sharp declines in demand for rigid disc drive products.

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

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for rigid disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of PCs and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. In addition, the pattern of seasonal changes in demand may change. For instance, we believe demand for our products used in consumer electronics may be peaking in our first fiscal quarter, which is earlier than in the past.

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

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who recently have accounted for an increasingly larger portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our rigid disc drives due to technological advances and/or an oversupply of rigid disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Dependence on Distributors—We are dependent on sales to distributors, which may increase price erosion and the volatility of our sales.

A substantial portion of our sales has been to distributors of desktop disc drive products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. Recently, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of these distributors while other disc drive manufacturers have not. These actions have further increased the uncertainty as to demand within this market segment. To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

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

When the rate of increase in areal density slows, it may contribute to increased average price erosion to the extent historical price erosion patterns continue, a limitation in our ability to introduce new products at higher prices and lengthened product life cycles which permits competitors more time to enter the market for a particular type of disc drive. In addition, the lengthening of product life cycles can make planning product transitions more difficult. To the extent that we prematurely discontinue a product, or do not timely introduce new products, our operating results may be adversely affected.

Because the rate of growth in areal density is slowing, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through a reduction in components such as read/write heads and rigid discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and rigid discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases, it is difficult to obtain higher prices for new products.

Industry Consolidation—Consolidation among captive manufacturers may serve to increase their resources and improve their access to customers, thereby making them more formidable competitors.

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, in December 2002, IBM merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company. Hitachi is the controlling shareholder of Hitachi Global Storage Technologies and is expected to assume full ownership at the end of 2005. As a part of this transaction, each of IBM and Hitachi agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of rigid disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone.

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

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of rigid disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the areal density curve resumes its historical rate of growth, if we fail to:

•	consistently maintain our time-to-market performance with our new products;

•	produce these products in sufficient volume;

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or

•	achieve acceptable manufacturing yields and costs with these products.

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

Our customers have demanded new generations of rigid disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For fiscal years 2004, 2003 and 2002, we had product development expenses of $666 million, $670 million and $698 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

Research and development expenses represent a significant portion of our fixed costs. As part of our vertical integration strategy, we explore a broad range of ways to improve rigid disc drives as well as possible alternatives to rigid disc drives for storing and retrieving electronic data. If we fail to develop new technologies in a timely manner, and our competitors succeed in doing so, our ability to sell our products could be significantly diminished. Conversely, if we over invest in technologies that can never be profitably manufactured and marketed, our results of operations could suffer. By way of example, we have incurred expenses in exploring new technologies for storing electronic data, including perpendicular recording technology, which involves a different orientation for the magnetic field than is currently used in rigid disc drives, and heat assisted magnetic recording technology, which uses heat generated by a laser to improve storage capacity. We believe these new technologies could significantly improve the storage capacity of rigid disc drives over the long term. To date, we have not yet developed a commercial product based on these technologies. Furthermore, based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase of areal density is slowing as compared to its previous levels, which has lengthened the life cycles of existing products and may further postpone returns on our investments in new technologies. If we have invested too much in new technologies, our results of operations could be adversely affected. In addition, as we replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings. This could cause the market price of our common shares to decline.

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

For fiscal years 2004, 2003 and 2002, our top 10 customers accounted for approximately 62%, 63% and 63%, respectively, of our rigid disc drive revenue. Hewlett-Packard accounted for approximately 19% and 18% of our rigid disc drive revenue for fiscal years 2004 and 2003, respectively. Sales to Hewlett-Packard and Compaq together accounted for approximately 20% of our rigid disc drive revenue in fiscal year 2002. If any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal years 2004, 2003 and 2002, approximately 30%, 31% and 31%, respectively, of our rigid disc drive revenue were from sales to customers located in Europe and approximately 40%, 35% and 30%, respectively, were from sales to customers located in the Far East. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop rigid disc drive assembly occurs in our facility in China.

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asia and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Recent fluctuations in foreign exchange rates have had a negative effect on our operations and profitability and there can be no assurance that these fluctuations will not become more aggravated and result in a material adverse effect on our operations and profitability.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, typically result in lower earnings during those periods.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our rigid disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Delaware entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

Our operations are dependent upon our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. A significant part of our operations is based in an area of California that has experienced power outages and earthquakes and is considered seismically active. We do not have a contingency plan for addressing the kinds of events referred to in this paragraph that would be sufficient to prevent system failures and other interruptions in our operations that could have a material adverse effect on our business, results of operations and financial condition.

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

Our existing debt instruments, including the indenture governing our outstanding 8% senior notes, impose, and the terms of any future debt may impose, operating and other restrictions on us. The indenture governing our 8% senior notes limits our ability to incur additional indebtedness if our consolidated coverage ratio, which is the ratio of the aggregate consolidated EBITDA of our subsidiary, Seagate Technology HDD Holdings, the issuer of our 8% senior notes, and its restricted subsidiaries, to the total interest expense of those entities, is less than or equal to 3.0 to 1.0 during any consecutive four-quarter period. Our existing debt instruments also limit, among other things, our ability to:

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

As of July 2, 2004, New SAC owns approximately 61.5% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of July 2, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 19.5%, 13.6%, 7.0%, 4.0% and 1.3%, respectively, of our outstanding common shares. The sponsors’ and our managements’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, as long as New SAC or the members of our sponsor group continue to own over 50% of our outstanding common shares, they will continue to have the power to:

•	control all matters submitted to our shareholders;

•	elect all of our directors; and

•	exercise control over our business, policies and affairs.

Even if New SAC holds less than 50% of our outstanding common shares and loses certain contractual rights under our shareholders agreement, it will continue to have a significant influence over these matters. Also, New SAC is not prohibited from selling a controlling interest in us to a third party.

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of New SAC, which is controlled by the members of our sponsor group. Conflicts of interest could arise between us, and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain control of us for the foreseeable future, even if New SAC distributes its shares in us to the New SAC shareholders. The members of our sponsor group may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a controlling interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

Future Sales—Additional sales of our common shares by New SAC, our sponsors or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If New SAC or—after any distribution to our sponsors of our shares by New SAC—our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. Specifically, any of New SAC, Silver Lake Partners, Texas Pacific Group or August Capital can unilaterally require that we file registration statements covering common shares held by New SAC. In addition, either Silver Lake Partners or Texas Pacific Group can unilaterally cause New SAC to distribute its shares in us to our sponsor group and New SAC’s other shareholders. By exercising their registration or distribution rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

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

We made quarterly cash distributions of $0.04 per share on each of August 22, 2003 and November 21, 2003 to all of our shareholders of record as of August 8, 2003 and November 7, 2003, respectively, including New SAC. We made quarterly cash distributions of $0.06 per share on each of February 27, 2004 and May 21, 2004 to all of our shareholders of record as of February 13, 2004 and May 7, 2004, respectively, including New SAC. On July 19, 2004, our board of directors declared a quarterly distribution of $0.06 per share to be paid on or before August 20, 2004 to our shareholders of record as of August 6, 2004.

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

Because we did not have any current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended July 2, 2004, distributions on our common shares during this period were treated as a return of capital rather than dividend income for U.S. federal income tax purposes. There can be no assurance, however, that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we have current or accumulated earnings and profits for U.S. federal income tax purposes, distributions on our common shares will not be treated as a return of capital distribution and will be treated as dividend income.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 2, 2004. All investments mature in three years or less.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value July 2, 2004
	(in millions)
Assets
Cash equivalents:
Fixed rate	$336						$336	$335
Average interest rate	1.21%						1.21%
Short-term investments:
Fixed rate	$38	$78	$343				$459	$458
Average interest rate	3.82%	3.09%	3.03%				3.11%
Variable rate	$304						$304	$304
Average interest rate	1.47%						1.47%
Total investment securities	$678	$78	$343				$1,099	$1,097
Average interest rate	1.47%	3.09%	3.03%				2.08%
Long-Term Debt
Fixed rate					$400		$400	$414
Average interest rate					8.00%		8.00%
Floating rate:
Tranche B (LIBOR +2%)	$4	$3	$336				$343	$343
	3.13%	3.13%	3.13%				3.13%

Foreign Currency Exchange Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the first three fiscal quarters of 2004, all foreign currency cash flow requirements were met using spot foreign exchange transactions. In the fourth fiscal quarter of 2004, we instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. The table below provides information as of July 2, 2004 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$20	1.72	$—
Thai Baht	27	40.99	—

	$47		$—

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 2, 2004	June 27, 2003
ASSETS (See Note 2)
Cash and cash equivalents	$422	$749
Short-term investments	761	445
Accounts receivable, net	690	611
Affiliate accounts receivable	1	—
Inventories	449	319
Other current assets	138	158

Total Current Assets	2,461	2,282
Property, equipment and leasehold improvements, net	1,301	1,111
Other assets, net	180	124

Total Assets (See Note 2)	$3,942	$3,517

LIABILITIES
Accounts payable	$740	$640
Affiliate accounts payable	—	11
Accrued employee compensation	141	217
Accrued expenses	237	227
Accrued warranty	78	85
Accrued income taxes	48	179
Current portion of long-term debt	4	4

Total Current Liabilities	1,248	1,363
Accrued warranty	47	49
Other liabilities	53	44
Long-term debt, less current portion	739	745

Total Liabilities	2,087	2,201

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 459,595,663 issued and outstanding at July 2, 2004 and 438,870,267 issued and outstanding at June 27, 2003	—	—
Additional paid-in capital	650	640
Deferred stock compensation	(6)	(9)
Accumulated other comprehensive income (loss)	(3)	—
Retained earnings	1,214	685

Total Shareholders’ Equity	1,855	1,316

Total Liabilities and Shareholders’ Equity	$3,942	$3,517

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
Revenue	$6,224	$6,486	$6,087

Cost of revenue	4,765	4,759	4,494
Product development	666	670	698
Marketing and administrative	290	357	498
Amortization of intangibles	—	—	19
Restructuring, net	59	9	4

Total operating expenses	5,780	5,795	5,713

Income from operations	444	691	374
Interest income	17	16	25
Interest expense	(45)	(47)	(77)
Debt refinancing charges	—	—	(93)
Other, net	12	—	10

Other (expense), net	(16)	(31)	(135)

Income before income taxes	428	660	239
Provision for (benefit from) income taxes	(101)	19	86

Net income	$529	$641	$153

Net income per share:
Basic	$1.17	$1.53	$0.38
Diluted	1.06	1.36	0.36
Number of shares used in per share calculations:
Basic	452	418	401
Diluted	498	470	428
Dividends per share (1)	$0.20	$0.71	$0.50

(1)	During the fiscal year ended July 2, 2004, the Company paid distributions of approximately $90 million, or $0.20 per share in the aggregate, to all its common shareholders, including New SAC. During the six months ended June 27, 2003, the Company paid distributions of approximately $26 million, or $0.06 per share in the aggregate, to all its common shareholders, including New SAC. Additionally, during the quarter ended December 27, 2002, immediately prior to the closing of its initial public offering, the Company paid a distribution of approximately $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC. During the fiscal year ended June 28, 2002, the Company paid distributions of approximately $200 million, or $0.50 per share in the aggregate, to the holders of its then-outstanding shares, including New SAC.

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
OPERATING ACTIVITIES
Net income	$529	$641	$153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	422	443	405
Deferred income taxes	16	(15)	62
VERITAS tax indemnification	(125)	—	—
Deferred compensation charge	—	—	147
Debt refinancing charges	—	—	93
Other non-cash operating activities, net	1	34	9
Changes in operating assets and liabilities:
Accounts receivable	(80)	(8)	(75)
Inventories	(130)	5	(57)
Accounts payable	89	(99)	225
Accrued expenses, employee compensation and warranty	(44)	63	(128)
Accrued income taxes	(6)	9	6
Accrued deferred compensation	—	(147)	—
Other assets and liabilities	(37)	(44)	65

Net cash provided by operating activities	635	882	905

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(605)	(516)	(540)
Purchases of short-term investments	(4,143)	(3,408)	(1,037)
Maturities and sales of short-term investments	3,822	3,194	989
Sale of XIOtech, net of repayment of intercompany debt	—	8	—
Sale of Reynosa facility	—	28	—
Other investing activities, net	(36)	(60)	(22)

Net cash used in investing activities	$(962)	$(754)	$(610)

FINANCING ACTIVITIES
Issuance of long-term debt, net of issuance costs	$—	$—	$736
Repayment of long-term debt, including extinguishments of debt	(6)	(2)	(899)
Redemption premium on 12 1/2% senior notes	—	—	(50)
Issuance of common shares in initial public offering	—	270	—
Proceeds from exercise of employee stock options and employee stock purchase plan	96	29	4
Distributions to shareholders	(90)	(288)	(200)

Net cash provided by (used in) financing activities	—	9	(409)

Increase (decrease) in cash and cash equivalents	(327)	137	(114)
Cash and cash equivalents at the beginning of the period	749	612	726

Cash and cash equivalents at the end of the period	$422	$749	$612

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$43	$49	$58
Cash paid for income taxes, net of refunds	13	27	18

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended July 2, 2004, June 27, 2003 and June 28, 2002

(in millions)

	Number of Preferred Shares	Par Value of Shares	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit) and Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 29, 2001	400	$—	—	$—	$763	$—	$(110)	$653
Distributions to shareholders					(200)			(200)
Push down adjustment by New SAC related to FAS 109					14			14
Issuance of common shares related to exercise of employee stock options			2		4			4
Comprehensive income:
Unrealized loss on interest rate swap agreement							(4)	(4)
Recognition of unrealized loss on interest rate swap agreement upon extinguishment of former senior secured credit facilities							4	4
Net income							153	153

Comprehensive income								153

Compensation expense related to New SAC					17			17

Balance at June 28, 2002	400	—	2	—	598	—	43	641
Net income and comprehensive Income							642	642
Issuance of common shares related to exercise of employee stock options			13		29			29
Sale of XIOtech to New SAC in exchange for $32 note payable distributed to shareholders					(1)			(1)
Distributions to shareholders					(288)			(288)
Issuance of common shares in initial public offering			24		270			270
Conversion of preferred shares into common shares upon initial public offering	(400)		400
Compensation expense related to New SAC					11			11
Deferred compensation					11	(11)		—
Amortization of deferred compensation						2		2
Compensation expense related to executive terminations					10			10

Balance at June 27, 2003	—	—	439	—	640	(9)	685	1,316
Comprehensive income:
Unrealized loss on marketable securities							(3)	(3)
Net income							529	529

Comprehensive income:								526

Issuance of common shares related to employee stock options and employee stock purchase plan			21		96			96
Distributions to shareholders					(90)			(90)
Compensation expense related to New SAC					2			2
Amortization of deferred compensation						3		3
Compensation expense related to executive terminations					2			2

Balance at July 2, 2004	—	$—	460	$—	$650	$(6)	$1,211	$1,855

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations—In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the rigid disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” In November 2002, the Company sold XIOtech Corporation, its wholly-owned indirect subsidiary that operated the Company’s storage area networks operating business, to New SAC. See Note 10, Sale of XIOtech Corporation.

In December 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, as selling shareholder, at a price of $12 per share. Immediately prior to the closing of the initial public offering, the Company’s then-outstanding 400 million preferred shares owned by New SAC were converted into common shares on a one-to-one basis. The Company’s common shares began trading on December 11, 2002. In July 2003, the Company completed the secondary offering of 69,000,000 of its common shares, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. As of July 2, 2004, New SAC owned 282,500,000 common shares of the Company, or approximately 61.5% of total outstanding common shares.

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

The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation, customer claim submittals and sales returns. Significant actual variations in any of these factors could have a material effect on the Company’s operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

The Company’s warranty provision considers estimated product failure rates, trends and estimated repair or replacement costs. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on the Company if the actual rate of unit failure or the cost to repair a unit is greater than that which the Company has used in estimating the warranty expense accrual.

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2004 comprised 53 weeks and ended on July 2, 2004. Fiscal years 2003 and 2002 each comprised 52 weeks and ended on June 27, 2003 and June 28, 2002, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. Fiscal year 2005 will be 52 weeks and will end on July 1, 2005.

Foreign Currency Remeasurement and Translation—The U.S. dollar is the functional currency for the Company’s foreign operations. Gains and losses on the remeasurement into U.S. dollars of amounts denominated in foreign currencies are included in net income (loss) for those operations whose functional currency is the U.S. dollar and translation adjustments are included in other comprehensive income (loss) and as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, for those operations whose functional currency is the local currency.

Derivative Financial Instruments—The Company applies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs—The Company’s revenue recognition policy complies with Staff Accounting Bulletin No. 101/104, “Revenue Recognition in Financial Statements.” Revenue from sales of products, including sales to distribution customers, is recognized when title and risk of loss has passed to the buyer, which generally occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed price to the buyer, and when collectibility is reasonably assured. Estimated product returns are provided in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company also adheres to the requirements of EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” (“EITF 01-09”) for sales incentive programs. The Company follows FTP 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance contracts” for sales of extended warranties.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF 01-09 have been met.

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

Advertising Expense—The cost of advertising is expensed as incurred. Advertising costs were approximately $25 million, $28 million and $29 million in fiscal years 2004, 2003 and 2002, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related interpretations.

Impact of Recently Issued Accounting Standards—In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was effective in the Company’s fiscal quarter ended October 3, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revision to FASB Statement No. 132, “Employers disclosures about Pensions and Other Postretirement Benefits,” (“SFAS 132-R”). This statement establishes standards that require companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, companies are required to report the various

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elements of pension and other postretirement benefit costs on a quarterly basis. This statement is effective for fiscal years ending after December 15, 2003, and was effective for the Company’s fiscal quarter ended April 2, 2004. Because the revisions only effect disclosure requirements, the adoption of SFAS 132-R did not have an impact on our results of operations or financial position.

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

Strategic Investments—The Company enters into certain strategic investments for the promotion of business and strategic objectives and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in other assets. Non-marketable investments are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The Company’s results of operations for fiscal years 2004 and 2003 included write-downs of $2 million and $10 million, respectively, in an investment in a private company.

Concentration of Credit Risk—The Company’s customer base for disc drive products is concentrated with a small number of OEMs and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the fiscal years ended July 2, 2004 and June 27, 2003 (in millions, except per share data):

	Fiscal Years Ended
	July 2, 2004	June 27, 2003	June 28, 2002
Numerator:
Net Income	$529	$641	$153

Denominator:
Denominator for basic net income per share—weighted average number of preferred and common shares outstanding during the period	452	418	401
Incremental common shares attributable to exercise of outstanding options	46	52	27

Denominator for diluted net income per share	498	470	428
Earnings per share:
Basic	$1.17	$1.53	$0.38

Diluted	$1.06	$1.36	$0.36

Options to purchase 3.7 million, 0.5 million and 10.8 million shares of common stock were outstanding during fiscal years 2004, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continues to use the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company, that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. The pro forma information under SFAS123, as amended by SFAS 148, is as follows (in millions, except per share data):

	Fiscal Years Ended
	July 2, 2004	June 27, 2003	June 28, 2002
Net income—as reported	$529	$641	$153
Add-back: Stock-based employee compensation expense included in net income	3	2	—
Deduct: Total stock-based employee compensation expense determined under fair value method	(62)	(38)	(16)

Net income—pro forma	$470	$605	$137

Earnings per share:
Basic—as reported	$1.17	$1.53	$0.38

Basic—pro forma	1.04	1.45	0.34

Diluted—as reported	1.06	1.36	0.36

Diluted—pro forma	0.95	1.30	0.32

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

Consummation of Secondary Public Offering

Under the Seagate Technology shareholders agreement among New SAC, the Company’s financial sponsors and the Company, New SAC has demand registration rights to request from time to time that the Company register to sell shares of its common stock held by New SAC. New SAC exercised this right and, on July 30, 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, of which 9,000,000 were sold pursuant to the underwriters’ exercise of their over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. The Company incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to the Company’s officers and employees who hold ordinary shares of New SAC.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at July 2, 2004:

	Amortized Cost	Fair Value
	(in millions)
Money market mutual funds	$60	$60
U.S. government and agency obligations	401	398
Auction rate preferred stock	304	304
Corporate securities	335	335

Total available-for-sale securities	$1,100	$1,097

Included in cash and cash equivalents		$336
Included in short-term investments		761

		$1,097

The following is a summary of the fair value of available-for-sale securities at June 27, 2003:

	Amortized Cost	Fair Value
	(in millions)
Money market mutual funds	$234	$234
U.S. government and agency obligations	171	171
Auction rate preferred stock	265	265
Corporate securities	459	459

Total available-for-sale securities	$1,129	$1,129

Included in cash and cash equivalents		$684
Included in short-term investments		445

		$1,129

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	July 2, 2004	June 27, 2003
	(in millions)
Due in less than 1 year	$276	$450
Due in 1 to 3 years	457	180

	$733	$630

Fair Value Disclosures—The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, notes, marketable equity securities, debentures and interest rate swap agreements are estimated based on quoted market prices.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and fair values of the Company’s financial instruments are as follows:

	July 2, 2004		June 27, 2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in millions)
Cash equivalents	$336	$336	$684	$684
Short-term investments	761	761	445	445
8.0% senior subordinated notes, due 2009	(400)	(414)	(400)	(433)
Senior Credit Facilities:
Libor plus 2% Term Loan B	(343)	(343)	(348)	(348)
Foreign currency forward exchange contracts (1)	—	—	—	—

(1)	Carrying amount and estimated fair value approximated $0.1 million in fiscal year 2004. There were no foreign currency option contracts in fiscal years 2004 and 2003, and no foreign currency forward exchange contracts in fiscal year 2003.

Derivative Financial Instruments—The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for trading purposes. During fiscal years 2004, 2003 and 2002, the Company did not enter into any fair value hedges or hedges of net investments in foreign operations.

In the fourth fiscal quarter of 2004, the Company instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next fiscal year. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the forward exchange contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward exchange contracts. As at July 2, 2004, the notional value of the Company’s outstanding currency contracts was approximately $20 million in Singapore dollars and $27 million in Thai baht. The Company did not have any foreign currency forward exchange or purchased currency option contracts during fiscal years 2003 and 2002.

The Company has both fixed and floating rate debt obligations. The Company enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Company has used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our floating rate debt obligations. The Company’s last interest rate swap agreement matured in November 2002, and it currently has no swap agreements.

The Company transacts business in various foreign countries and its primary foreign currency cash flows are in emerging market countries in Asia and in some European countries. Net foreign currency transaction gains and losses included in the determination of net income (loss) were a gain of $1 million for fiscal year 2004, a gain of $1 million for fiscal year 2003, and a loss of $8 million for fiscal year 2002, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

	July 2, 2004	June 27, 2003
	(in millions)
Accounts Receivable:
Accounts receivable	$720	$643
Allowance for non-collection	(30)	(32)

	$690	$611

Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(in millions)
Seagate Technology
Fiscal year ended July 2, 2004	$32	$—	$(2)	$30
Fiscal year ended June 27, 2003	$29	$5	$2	$32
Fiscal year ended June 28, 2002	$92	$25	$88	$29

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	July 2, 2004	June 27, 2003
	(in millions)
Inventories:
Components	$91	$71
Work-in-process	39	38
Finished goods	319	210

	$449	$319

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in Years	July 2, 2004	June 27, 2003
		(in millions)
Land		$23	$20
Equipment	3–4	1,874	1,480
Building and leasehold improvements	Life of lease–30	360	330
Construction in progress		283	136

		2,540	1,966
Less accumulated depreciation and amortization		(1,239)	(855)

		$1,301	$1,111

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equipment and leasehold improvements include assets under capitalized leases. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $416 million, $390 million, and $320 million for fiscal years 2004, 2003 and 2002, respectively.

Intangibles

Other intangible assets consist of licensed technology. Amortization of purchased intangibles is provided on a straight-line basis over the respective useful lives of the assets of 60 months. Accumulated amortization of intangibles was $4 million and $3 million at July 2, 2004 and June 27, 2003, respectively.

Supplemental Cash Flow Information

The components of depreciation and amortization expense are as follows:

	Fiscal Years Ended
	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions)
Depreciation	$416	$390	$320
Amortization:
Intangibles	1	2	28
Deferred compensation	8	12	12
Other assets	(3)	39	45

	$422	$443	$405

Long-Term Debt and Credit Facilities

In the fourth fiscal quarter of 2002, the Company and its subsidiaries completed a refinancing of all its outstanding debt obligations. The refinancing was completed when the Company’s wholly-owned subsidiaries, Seagate Technology HDD Holdings (“HDD”) and Seagate Technology (US) Holdings, Inc., entered into new senior secured credit facilities with a group of banks that permit up to $500 million of borrowings consisting of a $150 million revolving credit and a five-year $350 million, LIBOR + 2% term loan facility that was drawn in full as part of the refinancing. At the same time, HDD issued $400 million aggregate principal amount of 8% senior notes due 2009. In addition, Seagate Technology International (“STI”), a wholly-owned subsidiary of HDD, initiated a tender offer to purchase its outstanding 12 1/2% senior subordinated notes due 2007. All of the 12 1/2% senior subordinated notes were paid. In addition, STI and Seagate Technology (US) Holdings, Inc. repaid the remaining balance outstanding of $679 million, including accrued interest, on its Term A and Term B bank loans.

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

As a result of the refinancing, $93 million was charged to operations in the fourth fiscal quarter of 2002. The $93 million charge was comprised of a $50 million redemption premium on the 12 1/2% senior subordinated notes, $31 million write-off of capitalized debt issue costs related to the prior senior debt obligations (Term A and Term B loans) and the 12 ½% senior subordinated notes, $7 million write off of unamortized discount on the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12½% senior subordinated notes, a $4 million loss on the interest rate swap related to one of the term loans comprising the former senior credit facilities and $1 million of other costs and expenses.

Long-term debt consisted of the following:

	July 2, 2004	June 27, 2003
	(in millions)
LIBOR plus 2.0% term loan B	$343	$348
8.0% senior subordinated notes due 2009	400	400
Capitalized lease obligations with interest at 14% to 19.25% collateralized by by certain manufacturing equipment and buildings	—	1

	743	749
Less current portion	4	4

	$739	$745

At July 2, 2004, future minimum principal payments on long-term debt were as follows:

Fiscal Year
2005	$4
2006	3
2007	336
2008	—
2009	400
Thereafter	—

$743

As of July 2, 2004, the Company had $37 million of outstanding standby letters of credit and bankers’ guarantees issued under its $150 million revolving credit facility.

The Company is restricted in its ability to pay distributions to its shareholders by the covenants contained in the indenture governing its senior notes and the credit agreement governing its senior secured credit facilities. The covenants contained in the indenture governing the Company’s senior notes limit the aggregate amount of restricted payments, including distributions to shareholders, to 50% of cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital for the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. Currently, the most significant restriction on the Company’s ability to pay dividends is under the credit agreement governing the Company’s senior secured credit facilities, which limits annual distributions to $150 million. The Company’s declaration of distributions is also subject to Cayman Islands law and the discretion of its board of directors.

3.  Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 40l(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. The Company may make annual contributions at the discretion of its board of directors. During fiscal years 2004, 2003 and 2002, the Company made contributions of $14 million, $15 million and $13 million, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Benefit Plans

Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “Seagate Technology Option Plan”). Under the terms of the Seagate Technology Option Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. In January 2002, the Seagate Technology Option Plan was amended to increase the maximum number of common shares issuable under the Seagate Technology Option Plan from 72 million to 100 million. No options to purchase the Company’s common shares had been issued through June 29, 2001. From July 1, 2001 through July 2, 2004, options to purchase 90,985,690 common shares were granted to employees under this share option plan, net of cancellations. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. Options granted under the Seagate Technology Option Plan were granted at fair market value and expire ten years from the date of grant. The following is a summary of stock option activity for the Seagate Technology Option Plan:

	Options Outstanding
	Number of Shares	Weighted Average Price per Share	Shares Available for Future Grants
	(number of shares in millions)
Balance June 29, 2001	—	—	100.0
Granted	80.5	2.73	(80.5)
Exercised	(2.3)	2.30	—
Cancelled	(6.2)	2.33	6.2

Balance June 28, 2002	72.0	2.78	25.7
Granted	17.3	10.09	(17.3)
Exercised	(12.5)	2.38	—
Cancelled	(3.7)	3.40	3.7

Balance June 27, 2003	73.1	4.55	12.1
Granted	4.6	22.04	(4.6)
Exercised	(15.7)	2.69	—
Cancelled	(1.6)	5.70	1.6

Balance July 2, 2004	60.4	$6.33	9.1

Options exercisable at the end of fiscal year 2004 were approximately 29,085,700 at a weighted average exercise price of $3.56. Options exercisable at the end of fiscal year 2003 were approximately 26,545,585 at a weighted average exercise price of $2.49. Options exercisable at the end of fiscal year 2002 were approximately 23,154,473 at a weighted average exercise price of $2.30.

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company recorded deferred stock compensation totaling $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through July 2, 2004, the Company has amortized approximately $5 million of such compensation expense.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 31, 2003, the purchase date for the ESPP’s first purchase period, a total of 2,496,495 shares of the Company’s common stock were issued. The weighted average exercise price for these shares issued upon the exercise of outstanding rights pursuant to the ESPP was $10.20 per share. On January 30, 2004, the purchase date for the ESPP’s second purchase period, a total of 2,483,371 shares of the Company’s common stock were issued. The weighted average exercise price for these shares issued upon the exercise of outstanding rights pursuant to the ESPP was $10.37 per share.

Assumptions Used in Determining Pro Forma Information—See Note 1, Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

Up until the Company’s initial public offering of its common stock in December 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued subsequent to December 11, 2002, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors.

The following table summarizes information about options outstanding at July 2, 2004 (shares in millions).

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.30– 3.00	30.2	7.0	$2.30	24.3	$2.30
3.00– 6.00	8.8	7.6	5.00	.4	5.00
6.00– 9.00	1.6	8.6	8.22	—	8.22
9.00– 12.00	14.8	8.5	10.14	4.1	10.13
12.00– 15.00	.7	9.2	13.13	.1	13.55
15.00– 18.00	.5	9.4	16.49	.1	16.44
18.00– 21.00	.7	9.3	19.80	.1	19.65
21.00– 24.00	1.4	9.1	21.46	—	21.20
24.00– 27.00	1.6	9.2	26.41	—	—
27.00– 29.85	.1	9.3	28.95	—	—

$ 2.30–$29.85	60.4	7.7	$6.33	29.1	$3.56

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock options granted to employees during fiscal years 2004 and 2003 was estimated using the following weighted average assumptions:

	2004	Post-IPO 2003	Pre-IPO 2003
Option Plan Shares
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	2.3–2.5%	2.1–3.0%	2.1–3.0%
Volatility	0.75–0.83	0.83	Minimum
Expected dividend	0.5–2.0%	0.7–1.2%	—
Fair value	$11.45	$4.80	$4.80
ESPP Plan Shares
Expected life (in years)	0.5–1.0	0.5–1.0	—
Risk-free interest rate	1.0–1.3%	1.2–1.3%	—
Volatility	0.45–0.99	0.74–0.91	—
Expected dividend	0.8–1.5%	1.2%	—
Fair value	$4.72	$3.31	—

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust” (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition all earnings and expenses of the rabbi trust are recorded as other income or expense in the Company’s financial statements. At July 2, 2004 and June 27, 2003, the deferred compensation amounts related to the rabbi trust were approximately $61 million and $42 million, respectively, and are included in current liabilities on the accompanying balance sheets.

Post-Retirement Medical Plan

In fiscal year 2000, Seagate Delaware adopted a post-retirement medical plan that offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older. The Company’s measurement date is March 31st of each year.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the post-retirement medical plan’s benefit obligation and a statement of the funded status as of July 2, 2004 and June 27, 2003:

	July 2, 2004	June 27, 2003
	(in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$28	$26
Service and interest cost	2	2
Benefits and expenses paid	(1)	—

Benefit obligation at end of year	$29	$28

Funded Status of the Plan
Unamortized actuarial gain	$(5)	$(6)
Accrued benefit liability recognized in the balance sheet at end of year	29	28

Accrued benefit cost	$24	$22

Net periodic benefit cost for the fiscal years ended July 2, 2004 and June 27, 2003 was as follows:

	2004	2003
	(in millions)
Service cost	$1	$1
Interest cost	1	1

Net periodic benefit cost	$2	$2

Weighted-Average Actuarial Assumptions:

A discount rate of 5.75% was used in the determination of the accumulated benefit obligation.

The Company’s future medical benefit costs were estimated to increase at an annual rate of 11% during 2004, decreasing to an annual growth rate of 5% in 2010 and thereafter. The Company’s cost was capped at 200% of the fiscal year 1999 employer cost and, therefore, was not subject to medical and dental trends after the capped cost was attained. A 1% change in these annual trend rates would not have a significant impact on the accumulated post-retirement benefit obligation at July 2, 2004, or the 2004 benefit expense. Claims are paid as incurred.

In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued to date for current company employees will be eliminated and the Company estimates that it will record a reduction in operating expenses of approximately $18 million in its first fiscal quarter of 2005 related to this reduction in the benefit obligation.

4.  Income Taxes

Certain U.S. subsidiaries of the Company are included in certain unitary and combined U.S. state tax returns with certain U.S. affiliates of New SAC and have entered into a tax sharing agreement effective November 23, 2000. Pursuant to the terms of the state tax sharing agreement (“State Tax Allocation Agreement”), hypothetical U.S. state tax returns (with certain modifications) are calculated as if the U.S. subsidiaries of the Company were filing on a separate return basis. The Company’s U.S. subsidiaries are required to reimburse participating New

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAC U.S. affiliates to the extent the Company’s U.S. subsidiaries utilize the tax attributes of these U.S. affiliates of New SAC to reduce their separately computed income tax liabilities within 30 days of the close of the fiscal year such affiliates would have otherwise been able to utilize their own tax attributes. If New SAC’s participating U.S. affiliates utilize tax attributes of the Company’s U.S. subsidiaries, the Company’s U.S. subsidiaries will be reimbursed for those tax attributes within 30 days of the close of the fiscal year during which the Company’s U.S. subsidiaries would have otherwise been able to utilize the tax attributes to reduce their separately computed tax liabilities. As of July 2, 2004, there were no outstanding balances for taxes due to or from any New SAC affiliates.

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
	(in millions)
Current Tax Expense (Benefit):
U.S. Federal	$(107)	$—	$—
U.S. State	(17)	—	—
Foreign	7	34	24

	(117)	34	24
Deferred Tax Expense (Benefit):
U.S. Federal	$16	$(18)	$66
U.S. State	3	(3)	8
Foreign	(3)	6	(12)

	16	(15)	62

Provision for (Benefit from) income taxes	$(101)	$19	$86

Income before income taxes consisted of the following:

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
	(in millions)
U.S.	$14	$198	$(83)
Foreign	414	462	322

	$428	$660	$239

For the fiscal year ended July 2, 2004, the pro forma information assuming a tax provision based on a separate state return basis is as follows (in millions):

Income before income taxes	$428
Provision for (benefit from) income taxes	(101)

Net Income	$529

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	July 2, 2004	June 27, 2003
	(in millions)
Deferred Tax Assets
Accrued warranty	$51	$53
Inventory valuation accounts	21	28
Receivable reserves	13	17
Accrued compensation and benefits	53	48
Depreciation	106	103
Restructuring allowance	14	4
Other accruals	37	37
Acquisition related items	2	2
Net operating losses and tax credit carry-forwards	288	189
Other assets	14	9

Total Deferred Tax Assets	599	490
Valuation allowance	(541)	(416)

Net Deferred Tax Assets	$58	$74

As Reported on the Balance Sheet
Other current assets	$15	$49
Other assets, net	43	25

Net Deferred Tax Assets	$58	$74

At July 2, 2004, the Company had recorded $58 million of deferred tax assets. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. taxable income in fiscal years 2005 and 2006. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

In fiscal year 2004, the valuation allowance increased by $125 million. In fiscal years 2003 and 2002, the valuation allowance decreased by $70 million and $20 million, respectively. Approximately $125 million of the valuation allowance as of July 2, 2004 was attributable to the U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital when, and if, realized.

At July 2, 2004, the Company had U.S. and foreign net operating loss carryforwards of approximately $433 million and $124 million, respectively, which will expire at various dates beginning in 2005, if not utilized. At July 2, 2004, the Company had U.S. tax credit carryforwards of $74 million, which will expire at various dates beginning in 2006, if not utilized.

Utilization of the U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss or tax credit carry-forwards before utilization.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The applicable statutory rate in the Cayman Islands was zero for Seagate Technology for fiscal years ended July 2, 2004, June 27, 2003 and June 28, 2002. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003	Fiscal Year Ended June 28, 2002
	(in millions)
Provision at U.S. notional statutory rate	$150	$231	$84
State income tax provision (benefit), net of U.S. notional income tax benefit	—	(3)	5
Reversal of accrued income taxes—VERITAS indemnification	(125)	—	—
Valuation allowance	13	(87)	83
Foreign earnings not subject to U.S. notional income tax	(139)	(127)	(89)
Other individually immaterial items	—	5	3

Provision for (benefit from) income taxes	$(101)	$19	$86

A substantial portion of the Company’s Asia Pacific manufacturing operations in China, Malaysia, Singapore and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part during fiscal years 2005 through 2015. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net income by approximately $89 million in fiscal year 2004 ($0.18 per share, diluted), to increase the Company’s net income by approximately $89 million ($0.19 per share, diluted) in fiscal year 2003, and to increase the Company’s net income by approximately $74 million ($0.17 per share, diluted) in fiscal year 2002.

As a result of the purchase of the operating assets of Seagate Delaware and the ensuing corporate structure, the Company now consists of a foreign parent holding company with various foreign and U.S. subsidiaries. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

On July 31, 2001, Seagate Delaware and the Internal Revenue Service filed a settlement stipulation with the United States Tax Court in complete settlement of the remaining disputed tax matter reflected in the statutory notice of deficiency dated June 12, 1998. The settlement stipulation was expressly contingent upon Seagate Delaware and the Internal Revenue Service entering into a closing agreement in connection with certain tax matters arising in all or some part of the open tax years of Seagate Delaware and New SAC. The Internal Revenue Service completed its review of Seagate Delaware’s federal tax returns for the periods prior to the acquisition date of the operating assets and submitted its conclusions to the congressional Joint Committee on Taxation for review. On March 15, 2004, VERITAS Software Corporation (“VERITAS”) received written notification from the Internal Revenue Service that the congressional Joint Committee on Taxation had completed its review and had taken no exception to the Internal Revenue Service’s conclusions. On April 6, 2004, Seagate Delaware and the Internal Revenue Service filed a revised settlement stipulation with the United States Tax Court in connection with the statutory notice of deficiency which reflected the parties’ agreement to fully resolve the remaining tax matters included in the statutory notice of deficiency. On June 28, 2004, the revised settlement stipulation was made final by the United States Tax Court and the case has been closed.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fiscal year ended July 2, 2004, the Company recorded a $125 million income tax benefit from the reversal of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS. The $125 million tax indemnification amount had been recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, the Company determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in the third fiscal quarter of 2004.

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

5. Restructuring Costs

During fiscal year 2004, the Company recorded $59 million in restructuring charges. Of the $59 million, $39 million was incurred in the quarter ended July 2, 2004 and was associated with the Company’s planned workforce reduction first announced in April 2004 and implemented in June 2004. The $39 million restructuring charge was comprised of employee termination costs relating to a workforce reduction, primarily in its U.S. and Far East operations, of approximately 2,407 employees, 1,626 of whom had been terminated as of July 2, 2004. The Company expects the restructuring activities related to the charge taken in its fourth fiscal quarter of 2004 to be substantially completed by August 2004.

The remaining $20 million in restructuring charges were incurred through the nine months ended April 2, 2004 and a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in the Company’s workforce of approximately 649 employees, 626 of whom had been terminated as of July 2, 2004. These restructuring activities were substantially complete at July 2, 2004.

During fiscal year 2003, the Company recorded $19 million in restructuring charges. The Company also reduced a restructuring accrual previously recorded by its predecessor in fiscal year 1998 by $10 million due to a change in estimated lease obligations. These combined actions resulted in a net restructuring charge of $9 million for fiscal year 2003.

Of the $19 million of restructuring charges the Company recorded in fiscal year 2003, $17 million was incurred in the fiscal quarter ended September 27, 2002 as a result of a restructuring plan, which the Company refers to as the fiscal year 2003 restructuring plan, established to continue the alignment of the Company’s global workforce and manufacturing capacity with existing and anticipated future market requirements, primarily in its Far East operations. The restructuring charge was comprised of employee termination costs relating to a reduction in its workforce of approximately 3,750 employees. The fiscal year 2003 restructuring plan was substantially complete at June 27, 2003. The remaining $2 million restructuring charge was incurred in the fiscal quarter ended June 27, 2003 and was comprised of employee termination costs relating to a workforce reduction of approximately 686 employees in the Company’s Thailand operations. These restructuring activities were completed in July 2003.

During fiscal year 2002, the Company recorded $13 million in restructuring charges and reversed $9 million of restructuring charges recorded in prior fiscal years resulting in a net restructuring charge of $4 million. The

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the Company’s restructuring activities for fiscal years ended July 2, 2004, June 27, 2003 and June 28, 2002:

	Severance and Benefits	Excess Facilities	Equipment	Contract Cancellations	Other	Total
	(in millions)
Accrual balances, June 29, 2001	$34	$11	$—	$5	$9	$59
Restructuring charge	10		1	2	—	13
Cash payments	(37)	(7)	—	(1)	(3)	(48)
Non-cash charges	—	—	(1)	—	—	(1)
Adjustments and reclassifications	(3)	5	—	(5)	(6)	(9)

Accrual balances, June 28, 2002	4	9	—	1	—	14

Restructuring charge	19	—	—	—	—	19
Cash payments	(18)	—	—	—	—	(18)
Adjustments and reclassifications	—	(9)	—	(1)	—	(10)

Accrual balances, June 27, 2003	5	—	—	—	—	5

Restructuring charge	59	—	—	—	—	59
Cash payments	(36)	—	—	—	—	(36)
Non-cash charges	(1)	—	—	—	—	(1)

Accrual balances, July 2, 2004	$27	$—	$—	$—	$—	$27

6.  Business Segment and Geographic Information

Prior to the Company’s sale of XIOtech Corporation to New SAC on November 4, 2002, the Company had two operating segments: rigid disc drives and storage area networks, however, only the rigid disc drive business was a reportable segment. See Note 10, Sale of XIOtech Corporation. The operating results for XIOtech are included in the Company’s consolidated results of operations through the date that XIOtech was sold to New SAC in November 2002 and are included in the “other” category below. The Company has identified its Chief Executive Officer, or CEO, as the Chief Operating Decision Maker. Gross profit from operations is defined as revenue less cost of revenue.

In each of fiscal years 2004 and 2003, Hewlett-Packard Corporation accounted for more than 10% of consolidated revenue. In fiscal year 2002, on a combined basis Compaq Computer Corporation and Hewlett-Packard Corporation (Hewlett-Packard Corporation acquired Compaq Computer Corporation in May 2002) accounted for more than 10% of consolidated revenue. No other customer accounted for more than 10% of consolidated revenues in any year presented.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments, goodwill and other intangibles, and other non-current assets as recorded by the Company’s operations in each area.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s operations by business segment:

	Fiscal Years Ended
	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions)
Revenue and Gross Profit
Revenue:
Rigid Disc Drives	$6,224	$6,464	$6,023
Other	—	24	74
Eliminations	—	(2)	(10)

Consolidated	$6,224	$6,486	$6,087

Gross Profit:
Rigid Disc Drives	$1,459	$1,715	$1,558
Other	—	12	35

Consolidated	$1,459	$1,727	$1,593

Total Assets
Rigid Disc Drives	$3,942	$3,522
Eliminations	—	(5)

Consolidated	$3,942	$3,517

On a separate basis, in conformity with accounting principles generally accepted in the United States, XIOtech had net losses of $9 million and $51 million in fiscal years 2003 and 2002, respectively.

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions)
Revenue from external customers (1):
United States	$1,866	$2,151	$2,398
The Netherlands	1,558	1,562	1,438
Singapore	2,319	2,137	1,627
Other	481	636	624

Consolidated	$6,224	$6,486	$6,087

Long-lived assets:
United States	$574	$504	$805
Singapore	438	287	204
Other	469	444	124

Consolidated	$1,481	$1,235	$1,133

(1)	Revenue is attributed to countries based on the shipping location.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 459,595,663 shares were outstanding as of July 2, 2004 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 2, 2004.

Common shares—Holders of common shares are entitled to receive dividends and distributions when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and common shares. Holders of shares are entitled to one vote per share on all matters upon which the common shares are entitled to vote, including the election of directors.

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

The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of July 2, 2004, there were no shares of preferred stock outstanding.

Distributions

During fiscal year 2004, pursuant to its quarterly dividend policy, the Company made cash distributions to its shareholders aggregating approximately $90 million, or $0.20 per share. Of the $90 million paid, New SAC received approximately $57 million. New SAC in turn distributed the $57 million it received to its ordinary shareholders, including approximately $11 million paid to officers and employees of the Company who held ordinary shares of New SAC (see Note 13, Related Party Transactions—Distributions to New SAC).

8. Commitments

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at July 2, 2004 (lease payments are shown net of sublease income):

Operating Leases
(in millions)
2005	$15
2006	20
2007	5
2008	5
2009	4
After 2009	102

$151

Total rent expense for all land, facility and equipment operating leases was approximately $23 million, $24 million and $23 million for fiscal years 2004, 2003 and 2002, respectively. Total sublease rental income for fiscal years 2004, 2003 and 2002 was $6 million, $8 million and $8 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Total future lease income to be recognized for the Company’s existing subleases is approximately $16 million.

Capital Expenditures—The Company’s commitments for construction of manufacturing facilities and equipment approximated $176 million at July 2, 2004.

9.  Legal, Environmental, and Other Contingencies

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.    Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. The Company declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and QuietTM technology. The plaintiffs claim their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. The Company answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that it owns any intellectual property based on the information that the Company disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and the Company filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on the Company’s motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 6,314,473 to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and the Company answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, the Company filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied the Company’s motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. The Company believes that the claims are without merit, and it intends to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). The Company similarly believes any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against the Company in a separate lawsuit. Judge John Martin, who was assigned to this case, has announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. The Company awaits the court’s order.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, the Company was sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of the Company’s personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop the Company from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served the Company with notice that they had refiled the lawsuit. The new complaint contained identical infringement claims against the same disc drive products, claimed immaterial monetary damages and attorney’s fees and requested injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, the Company presented its non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that Seagate products did not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and the Company filed its opposition brief on January 21, 2004. The People’s Republic of China Patent Reexamination Board (the “PRB”) declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRB challenging its patent invalidity decision. The Company believes the claims are without merit, and intends to defend against them vigorously.

Read-Rite Corporation. In order to clarify the Company’s rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, the Company filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that it is entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including intellectual property that was the subject of Read-Rite’s dispute with the Company, in a transaction that closed on July 31, 2003. The Company objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. The Company has given notice of its election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

Securities and Exchange Commission’s Request for Information

In October 2003, the Company received from the SEC a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. By early December 2003 the Company had provided all information requested by the SEC. There are no outstanding requests from the SEC for further information. The additional information furnished related to the allegations of the former employee who has claimed the Company terminated him in violation of the Minnesota Whistleblower Act. Nothing has come to the Company’s attention during this process that changes its view regarding the lack of merit of those claims. There is no procedural requirement that the SEC completes any investigation within certain timeframes or makes any announcements with respect to the status of an investigation.

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

Environmental Matters

The Company’s operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company’s former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. The Company is indemnified by a third party for a portion of the costs it may incur in the clean-up of contamination at most sites. In the opinion of management, including internal counsel, the potential losses to the Company in excess of amounts already accrued arising out of these matters would not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations, even if joint and several liabilities were to be assessed and if the third party failed to indemnify the Company.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Matters

The Company is involved in a number of other judicial and administrative proceedings incidental to its business, and it may be involved in various legal proceedings arising in the normal course of its business in the future. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

10.  Sale of XIOtech Corporation

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

11.  Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation. Changes in the Company’s product warranty liability during the fiscal years ended July 2, 2004 and June 27, 2003 were as follows:

	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
	(in millions)
Balance, beginning of period	$134	$160
Warranties issued	69	81
Repairs and replacements	(143)	(125)
Changes in liability for pre-existing warranties, including expirations	65	18

Balance, end of period	$125	$134

The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date.

12.  Related Party Transactions

Affiliate Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continue to be provided by the Company through New SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charges for these services through corporate expense allocations. The amount of corporate expense allocations depends upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies are reasonable. Allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal years 2004, 2003 and 2002 were approximately $2 million, $4 million and $4 million, respectively. XIOtech Corporation and Certance Holdings (“Certance”) are affiliates of Seagate Technology. The Company recorded revenue from XIOtech and Certance of $8 million and $3 million in fiscal year 2004, $23 million and $5 million in fiscal year 2003, and $8 million and $7 million in fiscal year 2002, respectively. The amounts receivable from Xiotech and Certance were $1 million from each at July 2, 2004 and $1 million and $5 million, respectively, at June 27, 2003. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Certain members of our board of directors are also on the boards of directors of Microsoft Corporation, Flextronics International Ltd., United Parcel Service, Inc., and E2open, Inc. The Company sells disc drives to Microsoft and Flextronics for use in their products. The Company recorded net revenue of $113 million, $136 million and $124 million in fiscal years 2004, 2003 and 2002, respectively, for sales to Microsoft and Flextronics. With respect to such sales, at July 2, 2004, the Company had accounts receivable and accounts payable of $23 million and $7 million, respectively, and at June 27, 2003, the Company had accounts receivable and accounts payable of $15 million and $0 million, respectively. The Company made payments to United Parcel Service of $114 million, $120 million and $92 million in fiscal years 2004, 2003 and 2002, respectively. At July 2, 2004 and June 27, 2003, the Company had accounts payable to United Parcel Service of $10 million and $17 million, respectively. Purchases from E2open, Inc. were $2 million, $1 million, and $2 million for fiscal

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years 2004, 2003, and 2002, respectively. At both July 2, 2004 and June 27, 2003, the Company had no outstanding accounts payable to E2open, Inc. One member of our board of directors became Chairman and Chief Executive Officer of Motorola, Inc. on January 5, 2004. The Company recorded revenue of $16 million from sales to Motorola for the period from January 5, 2004 to July 2, 2004 and had accounts receivable of $4 million from Motorola at July 2, 2004. Another individual who has been a member of our board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $3 million from sales to LSI Logic for the period from April 29, 2004 to July 2, 2004 and had accounts receivable of $5 million from LSI Logic at July 2, 2004.

Employee Receivables

At July 2, 2004, amounts receivable from two officers totaled $0.7 million while amounts from an additional 17 officers and/or employees totaled $1.2 million. At June 27, 2003, amounts receivable from three officers totaled $1.8 million while amounts receivable from an additional 11 officers and/or employees totaled $0.8 million. Individual loans were made to these employees to assist them with relocation costs and/or beginning employment at the Company. At July 2, 2004, the loans totaling $0.7 million bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.3 million of the $0.7 million, as well as accrued and unpaid interest, will be forgiven if these officers remain employed for a specified period of time. In the periods in which these officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense. The loans totaling $1.2 million generally are non-interest bearing and are due in lump sum payments at the end of a five-year period.

Distributions to New SAC

During fiscal year 2004, pursuant to its quarterly dividend policy, the Company made cash distributions to its shareholders aggregating approximately $90 million. Of the $90 million paid, New SAC received approximately $57 million. New SAC in turn distributed the $57 million it received to its ordinary shareholders, including approximately $11 million paid to officers and employees of the Company who held ordinary shares of New SAC.

In July 2003, the Company completed the secondary public offering of 69,000,000 of its common shares, of which 9,000,000 were sold pursuant to the underwriters’ exercise of their over-allotment option, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. New SAC received proceeds of approximately $1.3 billion, after deducting underwriting discounts and commissions of approximately $39 million. The Company incurred direct expenses aggregating approximately $1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $245 million distributed to the Company’s officers and employees who hold ordinary shares of New SAC.

In February 2003 and May 2003, pursuant to its quarterly dividend policy, the Company made cash distributions to its shareholders aggregating approximately $26 million. Of the $26 million paid, New SAC received approximately $21 million. New SAC in turn distributed the $21 million it received to its ordinary shareholders, including approximately $5 million paid to officers and employees of the Company who held ordinary shares of New SAC.

On December 9, 2002, prior to the initial public offering of common stock of the Company, New SAC converted all its then-outstanding 400 million preferred shares into common shares of the Company. On December 13, 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, its parent company, as selling shareholder, at a price of $12 per share. The Company received proceeds from its sale of the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. Immediately prior to the closing of the Company’s initial public offering, it paid a return of capital distribution of approximately $262 million, or $0.65 per share, to the holders of its then-outstanding shares, including New SAC, which received $259 million. The Company also paid a lump sum of approximately $12 million to members of its sponsor group in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during the quarter ended December 27, 2002. New SAC received proceeds of approximately $557 million from the sale of 48,500,000 common shares in the Company’s initial public offering, after deducting underwriting discounts and commissions. New SAC distributed the $557 million net proceeds from the offering and the $259 million return of capital distribution from the Company to its preferred and ordinary shareholders, including a total payment of approximately $38 million to officers and employees of the Company who held preferred and ordinary shares of New SAC. The distribution by New SAC to its preferred stock holders triggered the requirement by the Company to pay its remaining deferred compensation plan obligation to its participating officers and employees totaling $147 million, which was paid in December 2002.

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

On March 19, 2002, the Company paid a distribution of $33 million to its shareholders, including New SAC, to enable New SAC to make a distribution of approximately $33 million to its shareholders, which allowed members of the Company’s sponsor group to satisfy tax obligations. Approximately $32 million of this amount was paid to New SAC. New SAC had previously distributed $32 million to its ordinary shareholders, including the distribution of approximately $7 million paid to officers and employees of the Company that held ordinary shares of New SAC.

13.  Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a joint and several, full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at July 2, 2004 and June 27, 2003 and the condensed consolidating results of operations and cash flows for the fiscal years ended July 2, 2004, June 27, 2003 and June 28, 2002. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$14	$—	$408	$—	$422
Short-term investments	—	—	761	—	761
Accounts receivable, net	—	—	690	—	690
Affiliate accounts receivable	—	—	1	—	1
Intercompany receivable	—	—	4	(4)	—
Inventories	—	—	449	—	449
Intercompany loan receivable	—	292	—	(292)	—
Other current assets	—	—	138	—	138

Total Current Assets	14	292	2,451	(296)	2,461

Property, equipment and leasehold improvements, net	—	—	1,301	—	1,301
Equity investment in HDD	1,842	—	—	(1,842)	—
Equity investments in Non-Guarantors	—	2,195	—	(2,195)	—
Other assets	—	9	171	—	180

Total Assets	$1,856	$2,496	$3,923	$(4,333)	$3,942

Accounts payable	$—	$—	$740	$—	$740
Intercompany payable	—	4	—	(4)	—
Accrued employee compensation	—	—	141	—	141
Accrued expenses	—	6	309	—	315
Accrued income taxes	—	—	48	—	48
Intercompany loan payable	—	—	292	(292)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	—	12	1,532	(296)	1,248

Other liabilities	1	—	99	—	100
Long-term debt, less current portion	—	642	97	—	739

Total Liabilities	1	654	1,728	(296)	2,087

Shareholders’ Equity	1,855	1,842	2,195	(4,037)	1,855

Total Liabilities and Shareholders’ Equity	$1,856	$2,496	$3,923	$(4,333)	$3,942

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,224	$—	$6,224
Cost of revenue	—	—	4,765	—	4,765
Product development	—	—	666	—	666
Marketing and administrative	2	—	288	—	290
Restructuring	—	—	59	—	59

Total operating expenses	2	—	5,778	—	5,780

Income (loss) from operations	(2)	—	446	—	444
Interest income	—	4	17	(4)	17
Interest expense	—	(41)	(8)	4	(45)
Equity in income of HDD	531	—	—	(531)	—
Equity in income of Non-Guarantors	—	568	—	(568)	—
Other, net	—	—	12	—	12

Other income (expense), net	531	531	21	(1,099)	(16)

Income before income taxes	529	531	467	(1,099)	428
Provision for (benefit from) income taxes	—	—	(101)	—	(101)

Net income	$529	$531	$568	$(1,099)	$529

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$529	$531	$568	$(1,099)	$529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	422	—	422
VERITAS tax indemnification	—	—	(125)	—	(125)
Equity in income of HDD	(531)	—	—	531	—
Equity in income (loss) of Non-Guarantors	—	(568)	—	568	—
Other non-cash operating activities, net	—	—	17	—	17
Changes in operating assets and liabilities, net	(14)	(1)	(193)	—	(208)

Net cash provided by (used in) operating activities	(16)	(38)	689	—	635

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(605)	—	(605)
Purchase of short-term investments	—	—	(4,143)	—	(4,143)
Maturities and sales of short-term investments	—	—	3,822	—	3,822
Other investing activities, net	—	3	(39)	—	(36)

Net cash used in investing activities	—	3	(965)	—	(962)

Financing Activities
Repayment of long-term debt	—	(4)	(2)	—	(6)
Issuance of common shares	96	—	—	—	96
Loan from HDD to Non-Guarantor	—	(13)	13	—	—
Loan repayment from Non-Guarantor to HDD	—	31	(31)	—	—
Investment by Parent in HDD	(21)	21	—	—	—
Distribution to shareholders	(90)	—	—	—	(90)

Net cash provided by (used in) financing activities	(15)	35	(20)	—	—

Decrease in cash and cash equivalents	(31)	—	(296)	—	(327)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the Period	$14	$—	$408	$—	$422

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 27, 2003

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$641	$651	$664	$(1,315)	$641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	443	—	443
Equity in income of HDD	(651)	—	—	651	—
Equity in income (loss) of Non-Guarantors	9	(673)	—	664	—
Other non-cash operating activities, net	—	—	19	—	19
Changes in operating assets and liabilities, net	18	(148)	(91)	—	(221)

Net cash provided by (used in) operating activities	17	(170)	1,035	—	882
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(516)	—	(516)
Purchase of short-term investments	—	—	(3,408)	—	(3,408)
Maturities and sales of short-term investments	—	—	3,194	—	3,194
Sale of XIOtech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other investing activities, net	—	—	(60)	—	(60)

Net cash used in investing activities	—	—	(754)	—	(754)
Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	299	—	—	—	299
Loan from HDD to Non-Guarantor	—	(310)	310	—	—
Loan repayment from Non-Guarantor to HDD	—	452	(452)	—	—
Distribution from HDD to Parent	360	(360)	—	—	—
Investment by Parent in HDD	(343)	343	—	—	—
Distribution to shareholders	(288)	—	—	—	(288)

Net cash provided by (used in) financing activities	28	124	(143)	—	9

Increase (decrease) in cash and cash equivalents	45	(46)	138	—	137
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the Period	$45	$—	$704	$—	$749

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 28, 2002

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$153	$203	$157	$(360)	$153
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	405	—	405
Deferred compensation charge	—	—	147	—	147
Debt refinancing charges	—	—	93	—	93
Equity in income of HDD	(203)	—	—	203	—
Equity in income of Non-Guarantors	50	(207)	—	157	—
Other non-cash operating activities, net	—	—	71	—	71
Change in operating assets and liabilities, net	—	4	32	—	36

Net cash provided by operating activities	—	—	905	—	905
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(540)	—	(540)
Purchase of short-term investments	—	—	(1,037)	—	(1,037)
Maturities and sales of short-term investments	—	—	989	—	989
Other investing activities, net	—	—	(22)	—	(22)

Net cash used in investing activities	—	—	(610)	—	(610)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	636	100	—	736
Repayment of long-term debt	—	—	(899)	—	(899)
Redemption premium on 12½% senior notes	—	—	(50)	—	(50)
Loan from Non-Guarantor to HDD	—	33	(33)	—	—
Repayment of loan from Non-Guarantor to HDD	—	(33)	33	—	—
Loan from HDD to Non-Guarantor	—	(301)	301	—	—
Loan to Parent	33	(33)	—	—	—
Loan payment from Parent	(33)	33	—	—	—
Distributions from HDD to Seagate Technology	258	(258)	—	—	—
Distributions to shareholders	(200)	—	—	—	(200)
Exercise of employee stock options	4	—	—	—	4
Capital contributions to HDD	(4)	4	—	—	—
Capital contributions to Non-Guarantors	(58)	(35)	93	—	—

Net cash provided by (used in) financing activities	—	46	(455)	—	(409)

Increase (decrease) in cash and cash equivalents	—	46	(160)	—	(114)
Cash and cash equivalents at the beginning of the period	—	—	726	—	726

Cash and cash equivalents at the end of the period	$—	$46	$566	$—	$612

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.  Supplementary Financial Data (Unaudited)

Quarterly Data

Fiscal Year 2004 Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$1,740	$1,760	$1,388	$1,336
Gross margin	468	461	301	229
Income (loss) from operations	210	218	53	(37)
Net income (loss)	198	205	159	(33)
Net income (loss) per share:
Basic	$0.44	$0.46	$0.35	$(0.07)
Diluted	0.40	0.41	0.32	(0.07)

The results for the first quarter of fiscal year 2004 include an $11 million restructuring charge. The results for the second quarter include a $4 million restructuring charge. The results for the third quarter include a $125 million income tax benefit and a $6 million restructuring charge. The results for the fourth quarter include a $39 million restructuring charge and a $2 million write-down of an investment in a private company.

Fiscal Year 2003 Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$1,579	$1,734	$1,620	$1,553
Gross margin	372	493	434	428
Income from operations	119	219	182	171
Net income	110	198	174	160
Net income per share:
Basic	$0.27	$0.49	$0.41	$0.37
Diluted	0.24	0.43	0.37	0.33

The results for the first quarter of fiscal year 2003 include a $7 million net restructuring charge. The results for the second quarter include an $8 million write-down of an investment in a private company. The results for the fourth quarter include a $2 million restructuring charge and a $2 million write-down of an investment in a private company.

15.  Subsequent Events

Registration of Common Shares

On July 20, 2004, the Company filed a registration statement on Form S-3 with respect to 60,000,000 common shares of the Company owned by New SAC. After this registration statement is declared effective by the SEC, New SAC may sell all 60,000,000 of these shares to the public. The Company will not receive any of the proceeds from the potential sale of these shares. After such sale or sales of these common shares is completed, New SAC will own 222,500,000 shares, or approximately 48.4% of the Company’s outstanding common stock (based upon the Company’s outstanding common shares as of July 2, 2004).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of July 2, 2004 and June 27, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows of Seagate Technology for the fiscal years ended July 2, 2004, June 27, 2003 and June 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at July 2, 2004 and June 27, 2003, and the consolidated results of operations and cash flows of Seagate Technology for the fiscal years ended July 2, 2004, June 27, 2003 and June 28, 2002, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

San Jose, California

July 20, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2004. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter ended July 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXCUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by this Item 10 concerning executive officers is set forth in Part I of this report under “Item 1. Business—Executive Officers and Directors”

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

See the information contained under the heading “Equity Plan Compensation Information” within Item 7 of this report.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

Exhibit Number	Description

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (file no. 333-117517) filed with the SEC on July 20, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)*	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on May 3, 2004)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (reg. no. 001-31560) filed with the SEC on August 21, 2003)

Exhibit Number	Description

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

On April 6, 2004, the registrant furnished a Current Report on Form 8-K with regard to its update of previously provided results of operations guidance for the third fiscal quarter ended April 2, 2004. On April 20, 2004, the registrant furnished a Current Report on Form 8-K with regard to the announcement of its financial results for the third fiscal quarter ended April 2, 2004. On April 30, 2004, the registrant filed a Current Report on Form 8-K with regard to the announcement that it will separate the roles of its Chairman and Chief Executive Officer with Bill Watkins succeeding Steve Luczo as CEO effective July 3, 2004. Additionally, the registrant announced the resignation of David Bonderman from its board of directors and the naming of Gregorio Reyes and Lydia Marshall as new members effective April 29, 2004. On June 2, 2004, the registrant furnished a Current Report on Form 8-K with regard to its in-quarter business updated for the fourth fiscal quarter ending July 2, 2004.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/s/ WILLIAM D. WATKINS
(William D. Watkins, Chief Executive Officer)

Dated: August 9, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Watkins, Charles C. Pope, and William L. Hudson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. WATKINS (William D. Watkins)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 9, 2004

/s/ CHARLES C. POPE (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 9, 2004

/s/ KAREN M. ROGGE (Karen M. Rogge)	Vice President, Corporate Finance (Principal Accounting Officer)	August 9, 2004

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chairman of the Board of Directors	August 9, 2004

/s/ WILLIAM W. BRADLEY (William W. Bradley)	Director	August 9, 2004

Signature	Title	Date

/s/ JAMES G. COULTER (James G. Coulter)	Director	August 9, 2004

/s/ JAMES A. DAVIDSON (James A. Davidson)	Director	August 9, 2004

/s/ GLENN H. HUTCHINS (Glenn H. Hutchins)	Director	August 9, 2004

/s/ DONALD E. KIERNAN (Donald E. Kiernan)	Director	August 9, 2004

/s/ DAVID F. MARQUARDT (David F. Marquardt)	Director	August 9, 2004

/s/ LYDIA MARSHALL (Lydia Marshall)	Director	August 9, 2004

/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 9, 2004

/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 9, 2004

/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 9, 2004