Form 10-K/A
period 2004-07-02
SEAGATE TECHNOLOGY
filed 2004-09-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (345) 949-8066

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.00001 per share	New York Stock Exchange

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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.841 billion based upon a closing price of $19.31 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of August 27, 2004 was 462,944,029.

SEAGATE TECHNOLOGY

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended July 2, 2004, as filed with the Securities and Exchange Commission on August 10, 2004, and is being filed to revise and update the footnote disclosure to our Equity Compensation Plan Information table, to update Note 9 to our Consolidated Financial Statements and to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III are no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

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

An emerging application in enterprise storage is the use of near-line storage systems. These systems use less expensive discs to allow fast access to less frequently needed data.

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

Executive Officers and Directors

We list below our executive officers and members of our board of directors and their ages and positions as at September 2, 2004. There are no family relationships among any of our directors or executive officers.

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

Pursuant to the Seagate Technology shareholders agreement, Messrs. Davidson and Hutchins were designated as directors by Silver Lake Partners and Mr. Coulter was designated as a director by Texas Pacific Group.

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

Ms. Marshall became a member of our board of directors in April 2004. Ms. Marshall was the founder and, from October 1999 until August 2004, was chairperson of the board of directors and chief executive officer of Versura, Inc., an internet-based provider of services to financial institutions, colleges and universities. Previously, she was managing director of Rockport Capital Incorporated from 1997 to 1999, executive vice president—Marketing of Sallie Mae from 1993 to 1997 and senior vice president of Sallie Mae’s Institutional and Public Finance and Strategic Planning Divisions from 1985 to 1993. Ms. Marshall serves as chair of the board for CARE International and is a member of the boards of directors of Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company.

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

The closing price of our common shares as reported by the New York Stock Exchange on September 2, 2004 was $11.94 per share. As of September 2, 2004 there were 799 holders of record of our common shares. There were no sales of our equity securities during fiscal year 2004 that were not registered under the Securities Act of 1933.

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

We are restricted in our ability to pay distributions by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of distributions is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement (which was amended on September 2, 2004), at least seven members of our board of directors must approve the payment of distributions in excess of 15% of our net income in the prior fiscal year (provided that such consent is not required to declare and pay our regular quarterly dividend of $0.06 per share). In deciding whether or not to declare quarterly distributions, our directors will take into account such factors as general business conditions within the rigid disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, the impact of paying distributions on our credit ratings and such other factors as our board of directors may deem relevant.

Pursuant to our quarterly dividend policy, we made quarterly distributions of (i) $0.03 per share to our shareholders of record as of each of February 14, 2003 and May 9, 2003; (ii) $0.04 per share on each of August 22, 2003 and November 21, 2003 to our shareholders of record as of August 8, 2003 and November 7, 2003, respectively; and (iii) $0.06 per share on each of February 27, 2004, May 21, 2004 and August 20, 2004 to our shareholders of record as of February 13, 2004, May 7, 2004 and August 6, 2004, respectively.

Since the closing of our initial public offering in December 2002, we have made distributions, pursuant to our quarterly dividend policy totaling approximately $144 million in the aggregate.

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

Equity Compensation Plan Information

The following table sets forth, for each of our existing equity compensation plans, the number of common shares issuable upon exercise of outstanding options, warrants and rights, the weighted-average exercise price of the outstanding options, warrants and rights, and the number of common shares remaining available for issuance under such plans as of the end of fiscal year 2004.

	(a)		(b)	(c)
Equity Compensation Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	62,853,998	(1)	$6.47 per share(2)	24,034,444	(3)
Plans Not Approved by Shareholders	—		—	—
Total	62,853,998		$6.47 per share	24,034,444

(1)	This number includes 60,369,893 common shares that were subject to issuance upon the exercise of stock options granted under our 2001 Share Option Plan, and 2,484,105 common shares were purchased under our Employee Stock Purchase Plan (the “ESPP”) on July 30, 2004, the purchase date for the purchase period that was in progress as of July 2, 2004. A maximum of 2,500,000 common shares were available for purchase under our ESPP in that purchase period.

(2)

This value is calculated based only on the exercise price of options outstanding under the 2001 Share Option Plan. The exercise price for the rights awarded under the ESPP in the purchase period in progress on July 2, 2004 could not be determined as of July 2, 2004. On July 30, 2004, the purchase date for that purchase period, the weighted average exercise price for the common shares issued upon the exercise of outstanding rights pursuant to the ESPP was $9.75 per share.

(3)	This number includes 9,014,310 common shares available for future issuance under our 2001 Share Option Plan and at least 15,020,134 common shares available for issuance under our ESPP. Our board of directors has approved and is proposing that our shareholders approve the Seagate Technology 2004 Stock Compensation Plan at our 2004 annual general meeting of shareholders. If approved by shareholders, the 2004 Stock Compensation Plan will become effective and 27,500,000 of our common shares will be available for future issuance under that plan, in addition to those shares available for future issuance under the 2001 Share Option Plan. In this event, a total of 51,534,444 of our common shares will be available for issuance under our equity compensation plans. In addition, the ESPP provides for automatic annual increases in the number of common shares reserved for issuance under the ESPP at the start of each of our fiscal years equal to the lesser of (1) 2,500,000 shares, (2) one half of one percent (0.5%) of the shares outstanding on the last day of the immediately preceding fiscal year, or (3) a lesser amount as determined by our board of directors.

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

We made quarterly cash distributions of $0.04 per share on each of August 22, 2003 and November 21, 2003 to all of our shareholders of record as of August 8, 2003 and November 7, 2003, respectively, including New SAC. We made quarterly cash distributions of $0.06 per share on each of February 27, 2004, May 21, 2004 and August 20, 2004 to all of our shareholders of record as of February 13, 2004, May 7, 2004 and August 6, 2004, respectively, including New SAC.

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

Our corporate affairs are governed by our second amended and restated memorandum and articles of association, by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

Environmental Matters

The Company’s operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company’s former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. The Company is indemnified by a third party for a portion of the costs it may incur in the clean-up of contamination at most sites. In the opinion of management, including internal counsel, the probability is remote that the losses to the Company arising from these environmental matters would be material to the Company’s financial position, cash flows or results of operations.

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

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 concerning our executive officers and directors is set forth in Part I of this report under “Item 1. Business—Executive Officers and Directors”

Audit Committee

The board of directors maintains a standing Audit Committee. The Audit Committee consists of three of our independent directors as required by Sections 303A.06 and 303A.07 of the NYSE Rules, which will be effective for Seagate Technology as of October 28, 2004. These individuals are Messrs. Kiernan and Thompson and Ms. Marshall. The board of directors has determined that each of these committee members is an independent director under Section 303A.02 of the NYSE Rules. In addition, each of these committee members meets the independence and experience requirements for membership of the audit committee under the existing rules of the New York Stock Exchange and Rule 10A-3(b)(1) promulgated by the SEC under the Securities and Exchange Act of 1934. Mr. Kiernan currently serves as the Chairman of the Audit Committee. The board of directors has determined that Mr. Kiernan is an “audit committee financial expert” as defined under the rules of the SEC.

Mr. Bradley served on the Audit Committee until he resigned from the committee effective as of April 29, 2004 and Ms. Marshall was named to the committee on the same date.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. Our Code of Business Conduct and Ethics is available through our website at www.seagate.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the related rules of the SEC require our directors and officers, and any person who beneficially owns more than ten percent of our common shares, to file reports of securities ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of such reports furnished to us, the absence of a Form 3 or Form 5 or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common shares during the fiscal year ended July 2, 2004 were satisfied, with one exception. One Form 4, covering one transaction in October 2003, was inadvertently filed late for Mark Kryder, one of our senior vice presidents.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation of Named Executive Officers

The following table sets forth information regarding compensation paid by us for services rendered during the past three fiscal years for our Chief Executive Officer and for each of our four other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2004. We collectively refer to these five persons as the “named executive officers”.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
				Restricted Stock Award(s)		Number of Securities Underlying Options Granted
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	New SAC ($)(1)(2)		Seagate Technology (#)(3)	All Other Compensation ($)(4)
Stephen J. Luczo Chairman and Former Chief Executive Officer (5)	2004 2003 2002	1,038,463 1,000,002 966,972	— 2,300,000 1,929,944	— — —		— — 450,326	6,718 6,208 5,341

William D. Watkins President and Former Chief Operating Officer (6)	2004 2003 2002	997,888 850,013 850,013	— 2,000,000 1,600,000	— — 142,500	(1)(7)	— 1,500,000 652,174	3,076 3,076 3,082

Charles C. Pope Executive Vice President and Chief Financial Officer	2004 2003 2002	719,033 550,014 541,183	— 1,200,000 1,000,000	— — 85,500	(1)(8)	1,000,000 — 391,304	8,424 7,462 6,928

David A. Wickersham Chief Operating Officer and Executive Vice President, Global Disc Storage Operations (9)	2004 2003 2002	525,397 495,203 376,080	— 550,000 525,000	— — —		— 1,000,000 529,565	8,718 4,438 3,877

Brian S. Dexheimer Executive Vice President, Worldwide Sales, Marketing and Customer Service	2004 2003 2002	509,627 495,203 375,609	— 550,000 525,000	— — —		— 1,000,000 529,565	121,071 126,585 43,221

(1)

The amounts listed in this column represent the dollar value of any restricted ordinary shares of New SAC and any restricted preferred shares of New SAC awarded to the named executive officers in each fiscal year presented. These values were calculated by multiplying the fair market value, as determined by the board of directors of New SAC, of an ordinary or preferred share of New SAC, in each case as of the date of the award, by the number of shares of that class awarded to the named executive officers. New SAC’s board of directors determined the fair market values to be approximately $11.39 per ordinary share and approximately $45.36 per preferred share as of the date of the award. This determination was based on New SAC’s board of directors’ best estimate as to the amount of consideration that would be paid by a willing buyer to a willing seller for an ordinary or preferred share if neither party was acting under compulsion and both parties had reasonable knowledge of the relevant facts. The valuation of New SAC’s ordinary and preferred shares at any given date is dependent on numerous factors such as operating conditions, management expertise and other factors both internal and external to New SAC as of the date of valuation. All of New SAC’s preferred shares were redeemed by New SAC in March 2003.

(2)	As of July 2, 2004, the named executive officers held unvested, restricted ordinary shares of New SAC, as follows: (a) Mr. Luczo held 9,750 shares (including shares transferred by him for estate planning purposes) having an aggregate value of $2,944,500; (b) Mr. Watkins held 7,552 shares (including shares transferred by him for estate planning purposes) having an aggregate value of $2,280,704; (c) Mr. Pope held 4,948 shares (including shares transferred by him for estate planning purposes) having an aggregate value of $1,494,296; (d) Mr. Wickersham held 1,075 shares having an aggregate value of $324,650; and (e) Mr. Dexheimer held 1,075 shares (including shares transferred by him for estate planning purposes) having an aggregate value of $324,650. In each case, the aggregate value of these restricted shares as at July 2, 2004 was calculated based on the fair market value of the ordinary shares of New SAC on July 2, 2004, which New SAC determined was approximately $302 per ordinary share. As holders of restricted ordinary shares, Messrs. Luczo, Watkins, Pope, Wickersham and Dexheimer will receive the same distributions as other holders of New SAC ordinary shares, when, if and as declared by New SAC’s board of directors.

(3)	During fiscal year 2004, options to purchase 1,000,000 of our common shares were granted to Mr. Pope on August 6, 2003. Of these options, 200,000 vested on August 6, 2004 and the remaining 800,000 options vest proportionately over the 48 months commencing September 6, 2004. During fiscal year 2003, the following options were granted to the named executive officers: options to purchase 1,500,000 of our common shares were granted to Mr. Watkins on February 14, 2003 and options to purchase 1,000,000 of our common shares were granted to each of Messrs. Wickersham and Dexheimer on February 3, 2003. Of Mr. Watkins’ 1,500,000 options, 200,000 vest on February 14, 2005; an additional 250,000 options vest proportionately over the 12 months commencing March 14, 2005; an additional 300,000 options vest proportionately over the 12 months commencing March 14, 2006; an additional 350,000 options vest proportionately over the 12 months commencing March 14, 2007; and an additional 400,000 options vest proportionately over the 12 months commencing March 14, 2008. Of the 1,000,000 options granted to each of Messrs. Wickersham and Dexheimer, 200,000 options vest on February 3, 2005 and the remaining 800,000 options vest proportionately over the 48 months commencing March 3, 2005. The numbers in this column for fiscal year 2002 represent options to purchase our common shares that were granted on July 24, 2001. One-quarter of these options vested on November 22, 2001. The remaining options are vesting and will continue to vest proportionately each month over the 36 months following November 22, 2001. Each of the named executive officers is eligible to receive grants of options to purchase our common shares and common shares of Certance Holdings, a Cayman Islands exempted company incorporated with limited liabilities and a direct subsidiary of New SAC, and was eligible to receive grants of options to purchase common shares of Crystal Decisions, Inc., a Delaware corporation, which was an indirect subsidiary of New SAC until its sale to a third party in December 2003. Since November 22, 2000, no grants to purchase shares of any of these entities were made to the named executive officers other than a grant to purchase 20,000 shares of Crystal Decisions common stock made on May 12, 2003 to Mr. Luczo.

(4)

The amounts in this column for fiscal year 2004 include a $2,500 contribution by us to the 401(k) account of each named executive officer and a premium payment toward a term life insurance policy of $58 for each of Messrs. Luczo, Pope, Wickersham and Dexheimer and $576 for Mr. Watkins. In addition, the amount listed for: (a) Mr. Luczo includes a $1,392 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $2,768; (b) Mr. Pope includes a $1,730 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $4,136; (c) Mr. Wickersham includes a $1,519 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $4,641; and (d) Mr. Dexheimer includes a $843 premium payment toward a universal life insurance policy, a cash surrender value on that life insurance policy of $1,004 and forgiveness of an aggregate of $116,666 of principal and interest due on a promissory note, pursuant to its terms, as set forth in more detail under the heading “Item 13. Certain Relationships and Related Transactions—Transactions Involving Our Management.” The amounts in this column for fiscal year 2003 include a $2,500 contribution by us to the 401(k) account of each named executive officer and a premium payment toward a term life insurance policy of $58 for each of Messrs. Luczo, Pope, Wickersham and Dexheimer and $576 for Mr. Watkins. In addition, the amount listed for: (a) Mr. Luczo includes a $1,430 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $2,221; (b) Mr. Pope includes a $1,695 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $3,209; (c) Mr. Wickersham includes a $1,499 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $431; and (d) Mr. Dexheimer includes a $694 premium payment toward a universal life insurance policy and forgiveness of an aggregate of $123,333 of principal and interest due on a promissory note, pursuant to its terms. The amounts in this column for fiscal year 2002 include a $2,500 contribution by us to the 401(k) account of each named executive officer and a premium payment toward a term life insurance policy of $58 for each of Messrs. Luczo, Pope, Wickersham and Dexheimer and $582 for Mr. Watkins. In addition, the amount listed for: (a) Mr. Luczo includes a $1,082 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $1,701; (b) Mr. Pope includes a $1,466 premium payment toward a universal life insurance policy and a cash surrender value on that life insurance policy of $2,904; (c) Mr. Wickersham includes a $1,319 premium payment toward a universal life insurance policy; and (d) Mr. Dexheimer includes a $663 premium payment toward a universal life insurance policy and forgiveness of $40,000 of interest due on a promissory note, pursuant to its terms.

(5)	Mr. Luczo resigned as our Chief Executive Officer effective as of July 2, 2004, but will continue to be the Chairman of our board of directors. His employment agreement with us has been amended and restated to significantly reduce his compensation in light of these changes. See “—Employment Agreements and Other Agreements.”

(6)	Mr. Watkins was appointed as our Chief Executive Officer effective as of July 3, 2004 and will continue in his role as President.

(7)	Under its 2001 Restricted Share Plan, New SAC issued 12,500 ordinary shares to Mr. Watkins on July 24, 2001. A quarter of these shares vested on July 24, 2002 and three-quarters are vesting and will continue to vest proportionately each month over the 36 months following July 24, 2002.

(8)	Under its 2001 Restricted Share Plan, New SAC issued 7,500 ordinary shares to Mr. Pope on July 24, 2001. A quarter of these shares vested on July 24, 2002 and three-quarters are vesting and will continue to vest proportionately each month over the 36 months following July 24, 2002.

(9)	Mr. Wickersham was appointed as our Chief Operating Officer effective in April 2004 and will continue in his role as Executive Vice President, Global Disc Storage Operations.

Option Grants in Fiscal Year 2004

The following table sets forth certain information concerning options to purchase our common shares that were granted to the named executive officers between June 27, 2003 and July 2, 2004.

Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
					5% ($)	10% ($)
Stephen J. Luczo	—	—	—	—	—	—
William D. Watkins	—	—	—	—	—	—
Charles C. Pope	1,000,000	23.25%	$21.42	8/6/2013	$13,470,923	$34,137,963
David A. Wickersham	—	—	—	—	—	—
Brian S. Dexheimer	—	—	—	—	—	—

(1)	No options were granted to the named executive officers during fiscal year 2004 other than the grant of options to purchase 1,000,000 of our common shares to Mr. Pope on August 6, 2003. Of these options, 200,000 vested on August 6, 2004 and the remaining 800,000 options vest proportionately over the 48 months commencing September 6, 2004.

(2)	On the date of grant, our board of directors determined the fair market value of one of our common shares as determined pursuant to our 2001 Share Option Plan under which such options are granted. Generally the fair market value is equal to the mean of the high and low selling prices of one of our common shares as reported on the date of determination on the New York Stock Exchange.

(3)	Potential gains are net of exercise price but before taxes associated with exercise. These amounts represent certain assumed rates for appreciation only, based on SEC rules, and do not represent our estimate or projection of the price of our common shares in the future. Actual gains, if any, on stock option exercises depend upon the actual future performance of the common shares and the continued employment of the option holders throughout the vesting period. Accordingly, the potential realizable values set forth in this table may not be achieved.

Aggregate Option Exercises in Fiscal Year 2004 and Option Values as at Fiscal Year-End 2004

The following table sets forth information regarding the number of shares acquired and value realized for options exercised by the named executive officers during the fiscal year ended July 2, 2004 and the number and aggregate dollar value of unexercised options held at the end of fiscal year 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen J. Luczo	—	—	228,412	46,914	$2,718,103	$558,277
William D. Watkins	—	—	584,232	1,567,942	$6,952,361	$9,778,510
Charles C. Pope	—	—	195,649	1,040,765	$2,328,223	$485,104
David A. Wickersham	150,000	$3,066,625	591,060	788,505	$5,165,633	$4,246,191
Brian S. Dexheimer	215,652	$2,866,597	505,408	788,505	$4,356,524	$4,246,191

(1)	For all unexercised in-the-money options, the values are based upon the fair market value of common shares at July 2, 2004 of $14.20 per share, which was the average of the high and low trading price of our common shares on the New York Stock Exchange on that date.

Compensation of Directors

Each non-management director is granted options to purchase 100,000 of our common shares at fair market value as at the date of grant, upon his or her election to our board of directors. These options vest over a period of four years from the date of grant. Upon re-election to our board of directors each year, each non-management director who has been a director for at least six months prior to his or her re-election is granted options to purchase 25,000 of our common shares at fair market value as at the date of grant. These options will vest over a period of four years from the date of grant. Each of our non-management directors also receives annual cash compensation of $50,000 (payable in equal quarterly installments). In addition, the chairman of the Audit Committee (currently Mr. Kiernan) receives an additional annual cash retainer of $50,000 (payable in equal quarterly installments). The other audit committee members receive additional cash compensation of $2,500 for each quarterly meeting of the Audit Committee that they attend in person. Management directors receive no additional compensation for their services as a director. All members of our board of directors are reimbursed for their reasonable out-of-pocket travel expenses incurred in attending meetings of the board of directors and its committees; no additional compensation is provided for attendance at board or committee meetings. These provisions are subject to change by our board of directors.

Employment Agreements and Other Agreements

2001 Employment Agreements.    Each of Messrs. Watkins, Pope, Wickersham, Dexheimer and a number of other senior executives is party to an employment agreement with our indirect subsidiary, Seagate Technology (US) Holdings, Inc., entered into in February 2001 (the “2001 Employment Agreements”). Each of these agreements relates to the employment of the named executive officers on our behalf and has a three-year term that commenced on November 22, 2000, subject to automatic, successive one year renewals after that first term.

These executives are also entitled to participate in our employee benefits programs. These programs include health, life and disability insurance and retirement and fringe benefits.

Under the 2001 Employment Agreements, in the event an executive’s employment is terminated by us without cause or by the executive with good reason, as each term is defined in the employment agreements, the executive will receive, subject to compliance with the restrictive covenants described below, the following:

•	continued payment of base salary and target bonus; and

•	continued participation in our health, dental and life insurance programs,

for a specified period following the termination of his employment. Messrs. Watkins, Pope, Wickersham and Dexheimer will receive these severance benefits for one year following the termination of their employment.

Under the 2001 Employment Agreements, the executives are subject to customary confidentiality, nondisclosure, noncompete and nonsolicitation covenants during the term of employment and for the period in which the executive would receive severance in the event that the executive’s employment is terminated.

Amended and Restated Employment Agreement.    Mr. Luczo was also party to a 2001 Employment Agreement. However, as a result of Mr. Luczo’s resignation as our Chief Executive Officer, Seagate Technology (US) Holdings, Inc. has entered into an amended and restated employment agreement with Mr. Luczo dated as of July 3, 2004, which supersedes his previous employment agreement. Pursuant to his amended and restated employment agreement, Mr. Luczo is employed by us on an “at will” basis, and will receive an annual salary of $1. His employment may be terminated, or he may choose to leave, at any time and for any reason. Mr. Luczo is also entitled to participate in certain of our health and life insurance programs. Mr. Luczo is also subject to customary confidentiality, nondisclosure, noncompete and nonsolicitation covenants during the time he is employed by us and for a period of two years following the termination of his employment. Mr. Luczo will not receive any severance benefits under his amended and restated employment agreement, in the event his employment is terminated.

We list below a chart showing the named executives’ base salaries and target bonuses, set by our compensation committee for fiscal year 2005 if specified performance goals are met.

Executive	Base Salary	Target Bonus
William D. Watkins	$1,000,000	150% of Base Salary
Charles C. Pope	$700,000	125% of Base Salary
David A. Wickersham	$600,000	125% of Base Salary
Brian S. Dexheimer	$500,000	125% of Base Salary
Stephen J. Luczo	$1	—

An executive may elect to defer the payment of all or a portion of his bonus.

Restricted Share Agreements and Share Option Agreements.    Each of Messrs. Luczo, Watkins, Pope, Wickersham, Dexheimer and a number of other senior executives are party to Restricted Share Agreements with our controlling shareholder New SAC, and to Share Option Agreements with us. Under the terms of these agreements, in the event that an executive’s employment is terminated by us without cause or by the executive with good reason, as such terms are defined in the agreements, any unvested restricted shares of New SAC and any unvested options to acquire our shares will immediately vest in full and, in the case of options, become fully exercisable.

Management Retention Agreements.    We are party to management retention agreements with each of Messrs. Luczo, Watkins, Pope, Wickersham, Dexheimer and a number of other key executive officers. As of July 2, 2004, these management retention agreements provide that if the executive’s employment is terminated by us without cause or by the executive with good reason in connection with a change of control transaction, and if, as a result of such termination, severance benefits provided to the executive are subject to excise tax, Messrs. Luczo, Watkins, Pope, Wickersham and Dexheimer may receive a payment from us of up to that amount sufficient to pay such excise tax arising from payment of the severance benefits and an additional payment from us of up to an amount sufficient to pay the excise tax and federal and state income taxes arising from such initial excise tax payment.

Compensation Committee Interlocks and Insider Participation

We have a separately designated compensation committee of the board of directors. The members of our compensation committee during fiscal year 2004 were Messrs. Bonderman, Davidson and Marquardt. Mr. Bonderman resigned as a director of Seagate Technology on April 29, 2004. Mr. Coulter was appointed to our compensation committee on the same date. None of these individuals were officers or employees of Seagate Technology or any of its subsidiaries, at any time during the fiscal year ended July 2, 2004, nor have any of these individuals ever been officers of Seagate Technology or any of its subsidiaries. No executive officers of Seagate Technology served on the compensation committee of any other entity, or as a director of an entity, that employs any of the members of our compensation committee during fiscal year 2004.

Mr. Davidson is a managing member of Silver Lake Partners, Messrs. Bonderman and Coulter are principals of Texas Pacific Group and Mr. Marquardt is a principal of August Capital. Silver Lake Partners, Texas Pacific Group and August Capital are members of our sponsor group and are parties to various agreements with Seagate Technology. These agreements are described in more detail under the heading “Item 13. Certain Relationships and Related Transactions.”

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our outstanding common shares on August 27, 2004 by (1) each person who is known by us to own beneficially more than 5% of our outstanding voting power, (2) each director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days after August 27, 2004. For purposes of computing the percentage of outstanding common shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after August 27, 2004, are deemed to be outstanding but are not included as outstanding for the purpose of computing the percentage ownership of any other person.

As of August 27, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman Sachs & Co. indirectly own 19.4%, 13.5%, 7.0%, 4.0%, and 1.3%, respectively, of our outstanding common shares through their ownership of New SAC. Certain members of our management indirectly own, in the aggregate, 9.8% of our outstanding common shares through their ownership of New SAC. The sponsor group’s and managements’ ownership of New SAC is the subject of a shareholders agreement and other arrangements that result in the sponsors acting as a group with respect to all matters submitted to our shareholders.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Class Beneficially Owned(1)
5% Holders:
New SAC c/o M&C Corporate Services Limited P.O. Box 309GT Ugland House South Church Street George Town, Grand Cayman Cayman Islands	282,500,000	(2)	61.0%

Affiliates of Silver Lake Partners, L.P. c/o Silver Lake Partners, L.P. 2725 Sand Hill Road, Suite 150 Menlo Park, California 94025	282,500,000	(3)	61.0%

TPG SAC Advisors III Corp. c/o Texas Pacific Group 301 Commerce Street—Suite 3300 Fort Worth, Texas 76102	282,500,000	(4)	61.0%

Affiliates of August Capital III, L.P. 2480 Sand Hill Road—Suite 101 Menlo Park, California 94025	282,500,000	(5)	61.0%

Capital Group International, Inc. 333 South Hope Street, 55th Floor Los Angeles, California 90071	40,694,016	(6)	8.8%

FMR Corp. 82 Devonshire Street Boston, Massachusetts 02109	32,606,940	(7)	7.0%

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Class Beneficially Owned(1)
Directors and named executive officers:
William D. Watkins(8)	639,818	(9)	*
Charles C. Pope(8)	616,979	(10)	*
David A. Wickersham(8)	704,630	(11)	*
Brian S. Dexheimer(8)	700,202	(12)	*
Stephen J. Luczo(8)	441,910	(13)	*
William W. Bradley(8)	31,249	(14)	*
James G. Coulter(15)	—	(16)	—
James A. Davidson(17)	—	(18)	—
Glenn H. Hutchins(17)	—	(19)	—
Donald E. Kiernan(8)	35,416	(20)	*
David F. Marquardt(21)	—	(22)	—
Lydia M. Marshall(8)	—	(23)	—
Gregorio Reyes(8)	—	(24)	—
John W. Thompson(8)	—	(25)	—
Edward J. Zander(8)	47,916	(26)	*
All directors, director nominees and executive officers as a group (22 persons)	5,590,210	(27)	1.2%

*	Less than 1% of our common shares outstanding.

(1)	Percentage of class beneficially owned is based on 462,944,029 common shares outstanding as of August 27, 2004, together with applicable options to purchase common shares for each shareholder exercisable on August 27, 2004 or within 60 days thereafter. Each common share is entitled to one vote. We have determined beneficial ownership in accordance with the rules of the SEC based on factors, including voting and investment power, with respect to shares subject to applicable community property laws. Common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days after August 27, 2004 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Messrs. Coulter, Davidson, Hutchins, Luczo, Marquardt, and Watkins, in their capacities as directors of New SAC, may be deemed to have shared voting or dispositive power over the 282,500,000 common shares held by New SAC. Each of them, however, disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

(3)	Includes the 282,500,000 common shares beneficially owned by New SAC, over which affiliates of Silver Lake Partners, L.P. may be deemed, as a result of their ownership of 31.8% of New SAC’s total outstanding shares, to have shared voting or dispositive power. The affiliates of Silver Lake Partners, L.P., however, disclaim this beneficial ownership, except to the extent of any pecuniary interest therein. The affiliates of Silver Lake Partners, L.P. are Silver Lake Partners Cayman, L.P., Silver Lake Investors Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. The sole general partner of each of Silver Lake Partners Cayman, L.P. and Silver Lake Investors Cayman, L.P. is Silver Lake Technology Associates Cayman, L.P. and the sole general partner of each of Silver Lake Technology Associates Cayman, L.P., and Silver Lake Technology Investors Cayman, L.P. is Silver Lake (Offshore) AIV GP LTD. The shareholders of Silver Lake (Offshore) AIV GP LTD are James A. Davidson, Glenn H. Hutchins, David J. Roux, Integral Capital Partners SLP, LLC and Alan Austin. All persons identified above disclaim beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(4)

Includes the 282,500,000 common shares beneficially owned by New SAC. The shareholders of TPG SAC Advisors III Corp. may be deemed to have shared voting or dispositive power over those shares. TPG SAC Advisors III Corp. is the sole general partner of TPG SAC GenPar, L.P., which is the sole general partner of SAC Investments, L.P., which owns approximately 22.1% of New SAC’s total outstanding shares. The shareholders of TPG SAC Advisors III Corp. are James G. Coulter, David Bonderman, William S. Price, Justin Chang and John Marren. Each of them, however, disclaims beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(5)	Includes the 282,500,000 common shares beneficially owned by New SAC. The members of August Capital Management III, L.L.C. may be deemed to have shared voting or dispositive power of those shares. August Capital Management III, L.L.C. is the general partner of August Capital III, L.P., which, together with its affiliates, owns approximately 11.4% of New SAC’s outstanding shares. The members of August Capital Management III, L.L.C. are Andrew S. Rapaport, John Johnston, David F. Marquardt and Andrew Anker. Each of them, however, disclaims beneficial ownership of those shares, except to the extent of any pecuniary interest therein.

(6)	Based solely on information reported by Capital Group International Inc.’s subsidiaries (together “CGII”) on Forms 13F filed with the SEC on August 13, 2004 for the quarter ended June 30, 2004. CGII has shared investment power with respect to all of such shares, sole voting authority with respect to 38,279,216 shares, shared voting authority with respect to none of such shares and no voting authority with respect to 2,414,800 shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in CGII’s Forms 13F.

(7)	Based solely on information reported by FMR Corp. (“FMR”) on a Form 13F filed with the SEC on August 16, 2004 for the quarter ended June 30, 2004. FMR has shared investment power with respect to all of such shares, sole voting authority with respect to 1,697,470 shares, shared voting power over none of the shares and no voting authority with respect to 30,909,470 shares The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in FMR’s Form 13F.

(8)	The business address of each of these individuals is our office at 920 Disc Drive, Scotts Valley, California 95066.

(9)	Includes 638,579 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004. Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Watkins may be deemed, in his capacity as a director and the chief operating officer of New SAC, to have shared voting or dispositive power. Mr. Watkins disclaims this beneficial ownership, except to the extent of any pecuniary interest therein. Mr. Watkins owns 179,132 ordinary shares of New SAC, which represents approximately 1.6% of New SAC’s total outstanding shares.

(10)	Includes 616,479 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004, including 30,978 common shares subject to options that are currently exercisable held by the Christopher Charles Pope Trust – 2002, 30,978 common shares subject to options that are currently exercisable held by the Heidi Rachelle Pope Trust – 2002, 30,978 common shares subject to options that are currently exercisable held by the Heather Gloria Pope Trust – 2002, 30,978 common shares subject to options that are currently exercisable held by the Holly Anne Pope – 2002 Trust and 30,978 common shares subject to options that are currently exercisable held by the Curtis Dean Pope Trust – 2002.

(11)	Includes 701,854 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004.

(12)	Includes 616,202 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004, including 18,500 common shares subject to options that are currently exercisable held by the Dexheimer Generation Skipping Trust and 20,000 common shares subject to options that are currently exercisable held by the Dexheimer Grantor Retained Annuity Trust. Mr. Dexheimer disclaims beneficial ownership of the 18,500 common shares subject to options that are held by the Dexheimer Generation Skipping Trust.

(13)	Includes 265,938 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004, including 59,880 common shares subject to options that are currently exercisable held by the Luczo 2002 Perpetual Family Trust. Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Luczo may be deemed, in his capacity as a director and the chief executive officer of New SAC, to have shared voting or dispositive power. Mr. Luczo disclaims this beneficial ownership, except to the extent of any pecuniary interest therein. Mr. Luczo owns 556,904 ordinary shares of New SAC, which represents approximately 4.9% of New SAC’s total outstanding shares.

(14)	Includes 31,249 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004.

(15)	Mr. Coulter is a shareholder of TPG SAC Advisors III Corp., which is the sole general partner of TPG SAC GenPar, L.P., which is the sole general partner of SAC Investments, L.P., which owns shares of New SAC. Mr. Coulter is also a shareholder of each of TPG Advisors III, Inc. and T3 Advisors, Inc., each of which controls the investment funds that are the limited partners of SAC Investments, L.P. In addition, James G. Coulter, David Bonderman, Justin T. Chang, John W. Marren and William S. Price are principals of Texas Pacific Group and are shareholders of TPG SAC Advisors III Corp. As a result of the above, each of these individuals may be deemed to share beneficial ownership of the shares owned by SAC Investments, L.P. Each of them disclaims this beneficial ownership, except to the extent of any pecuniary interest therein. The business address of each of these individuals is c/o TPG SAC Advisors III Corp. at the address listed in the table.

(16)	Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Coulter may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Coulter disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

(17)	Messrs. Davidson and Hutchins are (a) shareholders and directors of Silver Lake (Offshore) AIV GP LTD, which is the sole general partner of Silver Lake Technology Associates Cayman, L.P. and Silver Lake Technology Investors Cayman, L.P. Silver Lake Technology Associates Cayman, L.P. is the sole general partner of each of Silver Lake Partners Cayman, L.P. and Silver Lake Investors Cayman, L.P., which we refer to as the Silver Lake funds, which together with Silver Lake Technology Investors Cayman, L.P. own shares of New SAC and (b) limited partners of Silver Lake Technology Associates Cayman, L.P. Mr. Hutchins is also a limited partner of Silver Lake Technology Investors Cayman, L.P. In addition, Messrs. Davidson and Hutchins are founders and managing members of Silver Lake Partners, L.P., an affiliate of each of the Silver Lake funds. As a result of the above, Messrs. Davidson and Hutchins may be deemed to share beneficial ownership of the shares owned by the Silver Lake funds. Each of them disclaims this beneficial ownership, except to the extent of any pecuniary interest therein. The business address of each of these individuals is c/o Silver Lake Partners, L.P. at the address listed in the table.

(18)	Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Davidson may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Davidson disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

(19)	Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Hutchins may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Hutchins disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

(20)	Includes 35,416 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004.

(21)	Mr. Marquardt is an Investment Member of August Capital Management III, L.L.C., which is the general partner of each of August Capital III, L.P., August Capital Strategic Partners III, L.P. and August

Capital III Founders Fund, L.P. As a result, he may be deemed to share beneficial ownership of these entities’ ownership of shares of New SAC. He disclaims this beneficial ownership, except to the extent of any pecuniary interest therein. The business address of Mr. Marquardt is c/o August Capital Management, L.L.C. at the address listed in the table.

(22)	Does not include the 282,500,000 common shares beneficially owned by New SAC, over which Mr. Marquardt may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Mr. Marquardt disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

(23)	In connection with her appointment to our Board of Directors, Ms. Marshall was granted options to purchase 100,000 of our common shares at an exercise price of $12.76 per share. A quarter of the option shares will vest on April 29, 2005. The remaining option shares will vest proportionally each month over the 36 months following April 29, 2005.

(24)	In connection with his appointment to our Board of Directors, Mr. Reyes was granted options to purchase 100,000 of our common shares at an exercise price of $12.65 per share. A quarter of the option shares will vest on April 23, 2005. The remaining option shares will vest proportionally each month over the 36 months following April 23, 2005.

(25)	Mr. Thompson directly owns 10,000 ordinary shares of New SAC which he purchased for cash. In addition, Mr. Thompson was issued 1,000 ordinary shares of New SAC on March 21, 2001 and an additional 2,000 ordinary shares of New SAC on July 24, 2001. These shares were issued under New SAC’s 2001 Restricted Share Plan and vest proportionately each month over the 48 months following November 22, 2000.

(26)	Includes 47,916 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004.

(27)	Includes 4,968,667 common shares subject to options that are currently exercisable or which will become exercisable within 60 days of August 27, 2004, including 484,953 common shares subject to options that are currently exercisable which are held by various family trusts established by certain of the executive officers. Mr. Dexheimer disclaims beneficial ownership of the 18,500 common shares subject to options that are held by the Dexheimer Generation Skipping Trust. Does not include the 282,500,000 common shares beneficially owned by New SAC, over which each of Messrs. Coulter, Davidson, Hutchins, Luczo, Marquardt and Watkins may be deemed, in his capacity as a director of New SAC, to have shared voting or dispositive power. Each of these directors disclaims this beneficial ownership, except to the extent of any pecuniary interest therein.

The information required by this Item 12 concerning our equity compensation plans is set forth under the heading “Equity Compensation Plan Information” within Item 7 of this report.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

New SAC Shareholders Agreement

We are the successor to the rigid disc drive and storage area networks divisions of Seagate Delaware, which were acquired in a series of transactions by our controlling shareholder, New SAC, in November 2000. We refer to these transactions as the “November 2000 transactions”.

As of the date of the closing of the November 2000 transactions, our controlling shareholder, New SAC, entered into a shareholders agreement with our sponsor group and specified members of our management (the “management group”), which results in the sponsors and the management group acting as a group with respect to all matters submitted to our shareholders. The New SAC shareholders agreement will terminate in the event that 50% or more of New SAC’s shares are sold or distributed to the public or are actively traded on a national securities exchange.

Corporate Governance.    New SAC’s board of directors consists of nine members, three of whom are designated by Silver Lake Partners, two of whom are designated by Texas Pacific Group, one of whom is an executive officer of New SAC whose appointment is reasonably acceptable to a majority of the directors, one of whom is an independent director proposed by Silver Lake Partners, approved by Texas Pacific Group and reasonably acceptable to a majority of the directors, one of whom is the chief executive officer of New SAC and one of whom is a director elected pursuant to the provisions of New SAC’s governing documents. There is currently one vacancy on New SAC’s board of directors. The consent of at least seven members of New SAC’s board of directors is required before New SAC may voluntarily commence a bankruptcy proceeding, enter into a material business combination, sell a material amount of assets, enter into a material transaction with a member of our sponsor group or any of its affiliates, authorize, issue or sell equity securities or options or warrants to purchase equity securities, pay dividends or redeem equity securities or amend its memorandum and articles of association. Accordingly, our ability to engage in some transactions requiring shareholder approval will effectively be limited without the consent of specified members of our sponsor group. In addition, the consent of eight directors is required to increase or decrease the size of New SAC’s board, and the consent of seven directors is required for the exercise of the drag-along rights described below, and the consent of at least five directors, with no management directors participating, is required to terminate the chief executive officer of New SAC or appoint a replacement for that position.

Preemptive Rights.    The parties to the New SAC shareholders agreement have preemptive rights allowing them to acquire for cash, in proportion to their respective shareholdings in New SAC, additional securities proposed to be issued and sold by New SAC, excluding shares issued upon the exercise of outstanding options granted under employee benefit plans or similar arrangements. If a shareholder fails to exercise its preemptive rights, New SAC has the right to sell these additional securities.

Transfer Restrictions; Tag-Along Rights; Drag-Along Rights.    No party to the New SAC shareholders agreement was permitted to sell, transfer or otherwise dispose of any of New SAC’s shares until the earlier of November 22, 2003 or 180 days after an initial public offering of New SAC, without the prior consent of both Silver Lake Partners and Texas Pacific Group, subject to customary exceptions. Since November 22, 2003, each shareholder party to the agreement has a right of first offer to acquire any New SAC shares that another shareholder party to the New SAC shareholders agreement proposes to sell or otherwise transfer, and any third-party buyer will be subject to approval of New SAC’s board of directors, excluding those directors affiliated with the transferring shareholder. In addition, each shareholder party to the New SAC shareholders agreement and each member of the management group has customary tag-along rights, which are the rights to include its shares, on the same terms and conditions, in any sale by a shareholder party to the agreement to a third party, on a proportional basis based on relative ownership levels at that time. Since November 22, 2003, any shareholders party to the New SAC shareholders agreement holding a majority of the outstanding shares of New SAC also have drag-along rights, meaning that if such shareholder or shareholders receive an offer from a third party to purchase a majority of New SAC’s outstanding shares or enter into a business combination, such shareholder or shareholders will have the right to cause New SAC’s other shareholders to join in the sale or business combination on the same terms and conditions.

Registration Rights.    Subject to specified limitations, New SAC agreed in the New SAC shareholders agreement to include its shares owned by the shareholders party to the New SAC shareholders agreement, on a proportional basis, in any public offering, other than the initial public offering of its shares, by granting all shareholders party to the agreement unlimited piggyback registration rights, shareholders holding at least 20% of New SAC’s outstanding shares three demand registrations, and any single shareholder holding at least 10% of New SAC’s outstanding shares one demand registration right with respect to that shareholder. In addition, subject to certain conditions, all shareholders party to the New SAC shareholders agreement have an unlimited number of registration rights on Form S-3. New SAC has agreed to pay all registration expenses relating to these registrations and to indemnify the selling shareholders.

Distribution Upon Initial Public Offering of Certain Subsidiaries; New Shareholders Agreement.    At any time 190 days after the initial public offering of the shares of designated subsidiaries of New SAC, excluding us,

Silver Lake Partners or Texas Pacific Group, or both, can require that New SAC distribute to its shareholders who are parties to the New SAC shareholders agreement the remaining shares of the newly public subsidiary held by New SAC. Under the terms of the New SAC shareholders agreement, upon the distribution of a newly public subsidiary’s shares pursuant to this provision, the newly public subsidiary is required to enter into a new agreement with the shareholders of New SAC who are parties to the New SAC shareholders agreement, on substantially the same terms as the New SAC shareholders agreement. Although this provision would have allowed Silver Lake Partners or Texas Pacific Group, or both, to cause a distribution of our common shares held by New SAC at any time after June 21, 2003, in connection with our initial public offering, Silver Lake Partners and Texas Pacific Group agreed not to exercise this right in the future. Instead, members of our sponsor group have entered into a new agreement, the material terms of which are summarized below. See “—Seagate Technology Shareholders Agreement”.

Seagate Technology Shareholders Agreement

The Seagate Technology shareholders agreement, to which New SAC, members of our sponsor group and certain members of our management, among others, are party, became effective upon the closing of our initial public offering on December 13, 2002 and was amended on April 23, 2004 and September 2, 2004. The principal terms of this agreement are summarized below. Except as discussed below, this agreement, as amended, will terminate on the date on which New SAC owns 50% or less of our issued and outstanding shares.

Corporate Governance.    The Seagate Technology shareholders agreement gives Silver Lake Partners the right to designate two of our directors and Texas Pacific Group the right to designate one of our directors. The remaining directors must be nominated by our nominating and corporate governance committee and approved by a majority of the directors present at a duly convened meeting of the board of directors or by the unanimous written consent of the directors. The consent of at least seven members of our board of directors will be required before we may voluntarily commence a bankruptcy proceeding, enter into a business combination with any entity with consolidated assets that exceed 15% of our consolidated assets, sell assets in excess of 15% of our consolidated assets, authorize, issue or sell our equity securities or options or warrants to purchase our equity securities in excess of 15% of our outstanding shares, pay dividends in excess of 15% of our net income in the prior fiscal year (provided that such consent is not required to declare and pay our regular quarterly dividend of up to $0.06 per share), redeem equity securities in excess of 5% of our shareholders’ equity or amend our memorandum and articles of association. Accordingly, members of our sponsor group, acting together, may limit our ability to engage in transactions requiring shareholder approval or the approval of our board of directors. In addition, the consent of at least ten directors is required to increase or decrease the size of our board of directors, and the consent of at least seven directors, other than the Chief Executive Officer and the other management director participating, is required to terminate our Chief Executive Officer or appoint a replacement for that position. Notwithstanding these provisions, the parties to the Seagate Technology shareholders agreement have agreed that the composition and operation of our board of directors will be revised as necessary to permit us to comply with applicable law and the rules of the New York Stock Exchange. The provisions relating to the composition and operation of our board of directors will terminate on the date on which New SAC owns 50% or less of our issued and outstanding shares.

Transfer Restrictions; Tag-Along Rights.    Prior to June 14, 2004, New SAC was not permitted to transfer any of our shares without the prior consent of Silver Lake Partners, Texas Pacific Group and our Chief Executive Officer. In addition, without the consent of Silver Lake Partners and Texas Pacific Group, prior to June 14, 2004 none of Stephen J. Luczo, our Chairman and former Chief Executive Officer, William D. Watkins, our President and Chief Executive Officer, or Charles C. Pope, our Chief Financial Officer could transfer any of our shares that they acquire through the exercise of employee stock options (other than the same day sales of such number of shares which generates net sales proceeds equal to the exercise price and tax obligations generated by such exercise). Between June 14, 2004 and December 14, 2006, New SAC will distribute all or part of our shares held by New SAC to the New SAC shareholders upon the request of either Silver Lake Partners or Texas Pacific Group. After December 14, 2006, any member of our sponsor group may request that New SAC distribute all of our shares that it continues to hold, if any, to New SAC’s shareholders. In no event will New SAC make more than one distribution in any three-month period. Each of Silver Lake Partners, Texas Pacific Group, August Capital and Integral Capital Partners have customary tag-along rights with respect to any transfer by Silver Lake Partners, Texas Pacific Group or August Capital of shares representing 3% of our outstanding common shares.

Registration Rights.    Subject to specified limitations, we have agreed to include any of our common shares owned by New SAC or any shareholder of New SAC, on a proportional basis, in any public offering of our common shares that takes place after June 12, 2003, by granting these persons unlimited piggyback registration rights, granting New SAC six demand registrations, granting each of Silver Lake Partners and Texas Pacific Group three demand registrations and granting August Capital one demand registration. In addition, after June 14, 2004, if our shares are held by New SAC, any of Silver Lake Partners, Texas Pacific Group or August Capital may exercise their demand rights by requiring that New SAC register any of our shares held by it.

On July 20, 2004, we filed a registration statement on Form S-3 with respect to 60 million of our common shares owned by New SAC, pursuant to New SAC’s exercise of its demand registration rights under the Seagate Technology shareholders agreement. After the sale of the common shares covered by that registration statement, it is expected that affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. will indirectly own approximately 15.3%, 10.6%, 5.5%, 3.2% and 1.1%, respectively, of our outstanding common shares through their ownership of New SAC (based on the number of our common shares outstanding as of August 27, 2004).

Consulting and Financial Service Fees

We reimburse Silver Lake Partners for the fees and expenses incurred by them in providing us with specific consulting and financial services that we request of them from time to time. During fiscal year 2004 no such reimbursements were required to be made. Silver Lake Partners owns shares of New SAC representing approximately 31.8% of New SAC’s total outstanding ordinary shares, and two of New SAC’s board of directors (Messrs. Davidson and Hutchins) and two members of our board of directors (Messrs. Davidson and Hutchins) are principals of Silver Lake Partners. Texas Pacific Group owns shares of New SAC representing approximately 22.1% of New SAC’s total outstanding ordinary shares, and one of New SAC’s and our board members (Mr. Coulter) is a principal of Texas Pacific Group. August Capital owns shares of New SAC representing approximately 11.4% of New SAC’s total outstanding ordinary shares, and one of New SAC’s and our board members (Mr. Marquardt) is a co-founder of August Capital.

Indemnification Agreement and Reimbursement Agreement

As part of the November 2000 transactions, at the same time that New SAC acquired the operating subsidiaries of Seagate Delaware, Seagate Delaware and VERITAS Software Corporation entered into an agreement and plan of merger and reorganization, under which VERITAS agreed to acquire the remainder of Seagate Delaware. In connection with this transaction, on March 29, 2000, New SAC entered into an indemnification agreement with Seagate Delaware and VERITAS. Under the indemnification agreement, New SAC and its subsidiaries jointly and severally agreed to indemnify Seagate Delaware and VERITAS and their affiliates from and against specified losses relating to taxes and other liabilities incurred as a result of the ownership and operation by Seagate Delaware and its predecessors or affiliates, other than VERITAS and its subsidiaries, of their businesses, properties and assets prior to, and certain conduct by New SAC and its affiliates after, the closing of the November 2000 transactions. In addition, Seagate Delaware, VERITAS and their affiliates jointly and severally agreed to indemnify New SAC and its subsidiaries from and against specified losses relating to taxes and other liabilities incurred as a result of their ownership and operation of their businesses, properties and assets prior to, and certain conduct by them after, the closing of the November 2000 transactions.

On the closing of the November 2000 transactions, VERITAS deposited $150 million of cash into an escrow account, which could be applied by New SAC to satisfy certain tax liabilities that were assumed by New SAC as part of the November 2000 transactions that relate to and for which New SAC would become liable, if at all, on completion of the tax audits of Seagate Delaware for those taxable periods beginning on or after July 1, 1999 and ending on or before the closing of the November 2000 transactions. To the extent that any part of the $150 million were not utilized to satisfy these tax liabilities, it would be required to be paid out to the former Seagate Delaware stockholders.

In July 2002, we and those of our affiliates that were parties to the indemnification agreement entered into a reimbursement agreement for the purpose of allocating the respective liabilities and obligations under the indemnification agreement. Under the reimbursement agreement, if we and our affiliates became obligated to indemnify Seagate Delaware, VERITAS or any of their affiliates for tax liabilities under the indemnification agreement, Seagate Technology HDD Holdings (one of our subsidiaries) would be responsible for the first $125 million of the tax liabilities, and any amount exceeding $125 million would then be allocated among Seagate Technology HDD Holdings and certain of our affiliates on a pro rata basis, in accordance with the portion of the purchase price allocated to each entity in connection with the November 2000 transactions. For indemnification obligations other than tax liabilities under the indemnification agreement, the responsible entity would reimburse any entity that satisfied the obligation on its behalf to the extent that the claim is attributable to the responsible entity.

Transactions With Our Affiliates

Tax Allocation Agreement.    Our U.S. subsidiaries are or were included in certain U.S. state unitary and combined returns with Certance (US) Holdings, an indirect subsidiary of New SAC and one of our affiliates, and with Crystal Decisions, Inc., which was an indirect subsidiary of New SAC, and one of our affiliates, until its sale to a third party in December 2003. We entered into a state tax allocation agreement with these two entities effective as of November 23, 2000. Under the terms of the state tax allocation agreement, each company computes hypothetical tax returns (with certain modifications) as if the company was not included in combined returns with the other New SAC affiliates. Each company must pay the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to carrybacks, then the other New SAC affiliates will pay the company the amount of such refunds within 30 days of the close of the fiscal year the New SAC affiliate otherwise would have been able to utilize the net operating losses or tax credits on a separate return filing basis. As of September 3, 2004, there were no tax related amounts owed to or due from any New SAC affiliates.

Supply Agreement with Xiotech Corporation.    On November 4, 2002, we sold Xiotech, one of our indirect subsidiaries, to New SAC. New SAC in turn sold 51% of Xiotech to a third party in a transaction in which Xiotech also sold newly issued shares to this third party. As a result, New SAC has retained an interest of less than 20% of Xiotech.

In connection with our sale of Xiotech, we entered into a supply agreement with Xiotech dated November 4, 2002 and amended on June 15, 2004, under which Xiotech may purchase rigid disc drives from us, and, as a result, we are one of Xiotech’s largest suppliers. In fiscal year 2004, Xiotech made an aggregate of approximately $8 million in purchases from us. Based upon current and expected purchasing volumes, we expect to continue to be a significant supplier to Xiotech. We are a guarantor on the real estate lease of Xiotech’s corporate headquarters, which has annual rental payments of approximately $1.4 million and expires in April 2007. Xiotech also reimburses us for the cost (approximately $425,000 per year) of renting certain facilities used by them pursuant to a lease agreement which expires in June 2006.

Rebranding of Certance Holdings.    In October 2002, we entered into an agreement with Seagate Removable Storage Solutions Holdings, now known as Certance Holdings, a direct subsidiary of New SAC, pursuant to which it and its subsidiaries agreed to discontinue their use of the Seagate brand and logo. In exchange, we agreed to reimburse Certance Holdings and its subsidiaries for up to $1.5 million of out-of-pocket costs incurred in the course of rebranding their business. In fiscal year 2004 we reimbursed Certance Holdings for approximately $585,000 of such expenses.

Transactions Involving Our Management

Brian S. Dexheimer, who is one of our executive vice presidents, borrowed $500,000 from our indirect subsidiary, Seagate Technology LLC, pursuant to a promissory note dated October 10, 2000. The principal of, and the accrued but unpaid interest on, this note will be due and payable on October 10, 2005. Interest on this note accrues at a rate of 8% per year but will be forgiven every year so long as Mr. Dexheimer remains employed by Seagate Technology LLC. Additionally, $83,333 of the principal of the note will be forgiven on the second, third and fourth anniversaries of the effective date of the note as long as Mr. Dexheimer remains employed by Seagate Technology LLC. In the event that Mr. Dexheimer voluntarily resigns or is terminated for cause before October 10, 2005, all of the unforgiven principal plus any accrued interest will become immediately due and payable. If, however, Mr. Dexheimer is terminated as a result of a reduction in workforce initiated by Seagate Technology LLC or becomes deceased, then the principal amount of the note will be due and payable on October 10, 2005 and all interest will be forgiven. The maximum aggregate amount outstanding under this loan during fiscal year 2004 was $450,000. As of September 3, 2004, $333,334 of the principal amount of this loan was outstanding.

Patrick J. O’Malley III, who is one of our senior vice presidents, borrowed $500,000 from Seagate Technology LLC pursuant to a promissory note dated October 10, 2000. The principal of, and the accrued but unpaid interest on, this note will be due and payable on October 10, 2005. Interest on this note accrues at a rate of 8% per year but will be forgiven every year so long as Mr. O’Malley remains employed by Seagate Technology LLC. Additionally, $83,333 of the principal of the note will be forgiven on the second, third and fourth anniversaries of the effective date of the note as long as he remains employed by Seagate Technology LLC. In the event that Mr. O’Malley voluntarily resigns or is terminated for cause before October 10, 2005, all of the unforgiven principal plus any accrued interest will become immediately due and payable. If, however, Mr. O’Malley is terminated as a result of a reduction in workforce initiated by Seagate Technology LLC or becomes deceased, then the principal of the note will be due and payable on October 10, 2005, and all interest will be forgiven. The maximum aggregate amount outstanding under this loan during fiscal year 2004 was $450,000. As of September 3, 2004, $333,334 of the principal amount of this loan was outstanding.

Jeremy Tennenbaum, a former executive vice president of ours, borrowed $1.2 million from Seagate Technology LLC pursuant to a promissory note dated February 12, 2001. The maximum aggregate amount outstanding under this loan during fiscal year 2004 was $1,080,000. Effective August 13, 2004, Mr. Tennenbaum was terminated as a result of a reduction in workforce initiated by Seagate Technology LLC. Pursuant to the terms of the note, the outstanding principal balance of $0.8 million will be due and payable on February 16, 2006, and all interest due on the note, which was accruing at a rate of 8% per year, has been forgiven.

Patrick Waite, a son of Donald L. Waite, our former Chief Administrative Officer, was employed by us as a Vice President of Finance until his resignation on February 20, 2004. His compensation for fiscal year 2004, up to the date of his resignation, was $120,582.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

The aggregate fees paid or accrued by Seagate Technology for professional services provided by Ernst & Young LLP in fiscal years 2004 and 2003 are set forth below.

	Fiscal Year
	2004	2003
	(in thousands)
Audit Fees	$2,417	$3,918
Audit-Related Fees	1,843	390
Tax Fees	2,885	2,647
All Other Fees	21	554

Total	$7,166	$7,509

Audit Fees.    This category includes the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003. This category also includes statutory audits required by non-U.S. jurisdictions and fees incurred in connection with the registration statements filed to register our common shares.

Audit-Related Fees.    This category consists of assurance and related services provided by Ernst & Young LLP that were reasonably related to the performance of the audit or review of our financial statements and which are not reported above under “Audit Fees”. The services corresponding to the fees disclosed under this category include, for fiscal year 2004, Sarbanes-Oxley internal controls-related advisory activities; for fiscal years 2004 and 2003, benefit plan audits and advice on accounting matters that arose during those years in connection with the preparation of our financial statements; and for fiscal year 2003, the quarterly review and annual audit of the financial statements of one of our subsidiaries.

Tax Fees.    This category consists of professional services provided by Ernst & Young LLP for tax services, including tax compliance, tax advice, tax planning and expatriate tax services.

All Other Fees.    This category consists of fees for the use of Ernst & Young LLP’s online accounting research tool for fiscal year 2004, and fees for advice on a state unclaimed funds audit for fiscal years 2003 and 2004.

In fiscal year 2004, 100% of all fees paid to Ernst & Young LLP by us were pre-approved by our Audit Committee. In fiscal year 2003, 100% of the audit fees, 39.5% (or approximately $0.154 million) of the audit-related fees, and 12.9% (or approximately $0.342 million) of the tax fees were pre-approved by our Audit Committee. No fees included in the caption “All Other Fees” were pre-approved by our Audit Committee for fiscal year 2003. As required by SEC rules, subject to certain permitted de minimis criteria, all professional services provided to us by Ernst & Young LLP during fiscal year 2003 on or after May 6, 2003 were pre-approved by our Audit Committee.

In making its decision to appoint Ernst & Young LLP as our independent auditors for the fiscal year ending July 1, 2005, our Audit Committee considered whether the services (other than audit and audit-related services) provided by Ernst & Young LLP were compatible with maintaining the independence of Ernst & Young LLP from us. Our Audit Committee determined that the provision of these services by Ernst & Young LLP is compatible with maintaining that independence.

Pre-Approval of Services by Independent Auditors

Our Audit Committee charter requires the committee to pre-approve any audit or permitted non-audit services to be provided to us by our independent auditor, Ernst & Young LLP, in advance of such services being provided to us.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Second Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

3.2	Second Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

Exhibit Number	Description

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7*	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

Exhibit Number	Description

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 21, 2003)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

On April 6, 2004, the registrant furnished a Current Report on Form 8-K with regard to its update of previously provided results of operations guidance for the third fiscal quarter ended April 2, 2004. On April 20, 2004, the registrant furnished a Current Report on Form 8-K with regard to the announcement of its financial results for the third fiscal quarter ended April 2, 2004. On April 30, 2004, the registrant filed a Current Report on Form 8-K with regard to the announcement that it will separate the roles of its Chairman and Chief Executive Officer with Bill Watkins succeeding Steve Luczo as CEO effective July 3, 2004. Additionally, the registrant announced the resignation of David Bonderman from its board of directors and the naming of Gregorio Reyes and Lydia Marshall as new members effective April 29, 2004. On June 2, 2004, the registrant furnished a Current Report on Form 8-K with regard to its in-quarter business update for the fourth fiscal quarter ending July 2, 2004.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

*
(William D. Watkins, Chief Executive Officer)

Dated: September 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (William D. Watkins)	Chief Executive Officer, President and Director (Principal Executive Officer)	September 3, 2004

/S/ CHARLES C. POPE (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 3, 2004

* (Karen M. Rogge)	Vice President, Corporate Finance (Principal Accounting Officer)	September 3, 2004

* (Stephen J. Luczo)	Chairman of the Board of Directors	September 3, 2004

* (William W. Bradley)	Director	September 3, 2004

Signature	Title	Date

* (James G. Coulter)	Director	September 3, 2004

* (James A. Davidson)	Director	September 3, 2004

* (Glenn H. Hutchins)	Director	September 3, 2004

* (Donald E. Kiernan)	Director	September 3, 2004

* (David F. Marquardt)	Director	September 3, 2004

* (Lydia Marshall)	Director	September 3, 2004

* (Gregorio Reyes)	Director	September 3, 2004

* (John W. Thompson)	Director	September 3, 2004

* (Edward J. Zander)	Director	September 3, 2004

*By:	/S/ CHARLES C. POPE
(Charles C. Pope) Attorney-in-Fact