Form 10-Q
period 2004-10-01
SEAGATE TECHNOLOGY
filed 2004-10-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

As of October 22, 2004, 464,688,339 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 1, 2004	July 2, 2004 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$458	$422
Short-term investments	744	761
Accounts receivable, net	825	690
Affiliate accounts receivable	1	1
Inventories	379	449
Other current assets	140	138

Total Current Assets	2,547	2,461
Property, equipment and leasehold improvements, net	1,287	1,301
Other assets, net	180	180

Total Assets	$4,014	$3,942

LIABILITIES
Accounts payable	$772	$740
Affiliate accounts payable	—	—
Accrued employee compensation	137	141
Accrued expenses	301	315
Accrued income taxes	50	48
Current portion of long-term debt	4	4

Total Current Liabilities	1,264	1,248
Other liabilities	99	100
Long-term debt, less current portion	739	739

Total Liabilities	2,102	2,087
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	651	650
Deferred stock compensation	(5)	(6)
Accumulated other comprehensive income (loss)	(2)	(3)
Retained earnings	1,268	1,214

Total Shareholders’ Equity	1,912	1,855

Total Liabilities and Shareholders’ Equity	$4,014	$3,942

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 2, 2004.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	October 1, 2004	October 3, 2003
Revenue	$1,558	$1,740
Cost of revenue	1,283	1,272
Product development	152	169
Marketing and administrative	65	78
Restructuring	1	11

Total operating expenses	1,501	1,530

Income from operations	57	210
Interest income	6	4
Interest expense	(11)	(12)
Other, net	4	(1)

Other income (expense), net	(1)	(9)

Income before income taxes	56	201
Provision for income taxes	2	3

Net income	$54	$198

Net income per share:
Basic	$0.12	$0.44
Diluted	0.11	0.40
Number of shares used in per share calculations:
Basic	462	445
Diluted	494	499

Dividends per share	$0.06	$0.04

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	October 1, 2004	October 3, 2003
OPERATING ACTIVITIES
Net income	$54	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	113	111
Other non-cash operating activities, net	1	2
Changes in operating assets and liabilities:
Accounts receivable	(135)	(103)
Inventories	70	(30)
Accounts payable	32	108
Accrued expenses, employee compensation and warranty	(15)	(16)
Accrued income taxes	2	1
Other assets and liabilities, net	(6)	(37)

Net cash provided by operating activities	116	234

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(97)	(88)
Purchases of short-term investments	(963)	(1,145)
Maturities and sales of short-term investments	981	1,073
Other investing activities, net	(2)	(16)

Net cash (used in) investing activities	(81)	(176)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(2)
Issuance of common shares	29	47
Distributions to shareholders	(28)	(18)

Net cash provided by financing activities	1	27

Increase in cash and cash equivalents	36	85
Cash and cash equivalents at the beginning of the period	422	749

Cash and cash equivalents at the end of the period	$458	$834

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$3
Cash paid for income taxes, net of refunds	3	2

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended October 1, 2004

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 2, 2004	460	$—	$650	$(6)	$1,211	$1,855
Comprehensive income:
Unrealized gain on marketable securities					1
Net income					54

Comprehensive income					55	55
Issuance of common shares related to exercise of employee stock options	2		5			5
Issuance of common shares related to employee stock purchase plan	2		24			24
Distributions to shareholders			(28)			(28)
Amortization of deferred stock compensation				1		1

Balance at October 1, 2004	464	$—	$651	$(5)	$1,266	$1,912

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—In August 2000, Seagate Technology, which was then known as Seagate Technology Holdings and is referred to herein as “the Company,” was formed to be a holding company for the disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, which is referred to herein as “Seagate Delaware.” The Company sold its storage area networks business in November 2002. On December 13, 2002, the Company changed its corporate name from “Seagate Technology Holdings” to “Seagate Technology.”

Basis of Presentation—The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended July 2, 2004 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on August 10, 2004, and as amended on Form 10-K/A filed on September 3, 2004. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 2, 2004 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2005.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter ended October 1, 2004 was 13 weeks and the quarter ended October 3, 2003 was 14 weeks. Fiscal year 2005 will be comprised of 52 weeks and will end on July 1, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended October 1, 2004 and October 3, 2003 (in millions, except per share data):

	Three Months Ended
	October 1, 2004	October 3, 2003
Numerator:
Net Income	$54	$198

Denominator:
Denominator for basic net income per share—weighted average number of common shares outstanding during the period	462	445
Incremental common shares attributable to exercise of outstanding options	32	54

Denominator for diluted net income per share—weighted average shares	494	499
Earnings per share:
Basic	$0.12	$0.44

Diluted	$0.11	$0.40

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

The Company continues to use the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options because the alternative fair value accounting method provided under SFAS 123 requires the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies (continued)

The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	Three Months Ended
	October 1, 2004	October 3, 2003
Net income—as reported	$54	$198
Add-back: Stock-based employee compensation expense included in net income	1	1
Deduct: Total stock-based employee compensation expense determined under fair value method	(16)	(16)

Net income—pro forma	$39	$183
Earnings per share:
Basic—as reported	$0.12	$0.44

Basic—pro forma	$0.08	$0.41

Diluted—as reported	$0.11	$0.40

Diluted—pro forma	$0.08	$0.37

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods. See Note 4, Stock-Based Compensation, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies (continued)

Registration of Common Shares and Consummation of Secondary Offering of Common Shares

On July 20, 2004, the Company filed a registration statement on Form S-3 with respect to 60,000,000 of its common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public. On September 23, 2004, the Company completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder, at a price of $13.71 per share. New SAC received proceeds of approximately $411 million, after deducting underwriting discounts and commissions of approximately $1 million. The Company incurred direct expenses aggregating approximately $0.1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $79 million distributed to the Company’s officers and employees who hold ordinary shares of New SAC. The Company did not receive any of the proceeds from the sale of these shares, nor will it receive any of the proceeds from the potential sale of the remaining 30,000,000 shares registered under this registration statement. After the sale on September 23, 2004, New SAC owns 252,500,000 common shares, or approximately 54.4% of the Company’s outstanding common shares (based upon the Company’s outstanding common shares as of October 1, 2004).

2.    Balance Sheet Information

	October 1, 2004	July 2, 2004
	(in millions)
Accounts Receivable:
Accounts receivable	$857	$720
Allowance for doubtful accounts	(32)	(30)

	$825	$690

Inventories:
Components	$113	$91
Work-in-process	51	39
Finished goods	215	319

	$379	$449

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$2,633	$2,540
Accumulated depreciation and amortization	(1,346)	(1,239)

	$1,287	$1,301

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$73	$78
Long-term accrued warranty included in other liabilities on the balance sheet	56	47

	$129	$125

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.    Balance Sheet Information (continued)

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

3.    Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s provision for income taxes recorded for the three months ended October 1, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for U.S. deferred tax assets and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three months ended October 1, 2004. The Company’s provision for income taxes for the three months ended October 3, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three months ended October 3, 2003. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for U.S. deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to the Company’s foreign parent holding company.

As of October 1, 2004, the Company has recorded net deferred tax assets of $57 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2005, 2006 and the first quarter of fiscal year 2007. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001 and 2002. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Stock-Based Compensation

Seagate Technology Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology Share Option Plan. From July 1, 2001 through October 1, 2004, options to purchase 96,683,897 common shares were granted to employees under this share option plan, net of cancellations. Of these 96,683,897 common shares granted, 6,330,899 shares were granted during the three months ended October 1, 2004 at a weighted average exercise price of $13.54.

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through October 1, 2004, the Company has amortized approximately $6 million of such compensation expense.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20,000,000 shares of common stock have been authorized for issuance under the ESPP, plus an automatic annual increase on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2,500,000 shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75,000,000 shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. The ESPP has two six-month purchase periods and contains a “rollover” feature if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the beginning of the offering period. In that case, the plan is immediately canceled after that purchase date, and a new one-year plan is established using the then-current stock price as the base purchase price. The following table shows the associated shares issued and their respective weighted-average exercise price since the inception of the ESPP.

Purchase date	July 30, 2004	January 30, 2004	July 31, 2003
Shares issued	2,484,105	2,483,371	2,496,495
Weighted-average exercise price	$10.17	$10.37	$10.20

Assumptions Used in Determining Pro Forma Information—See Note 1, Summary of Significant Accounting Policies, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

Up until the Company’s initial public offering of its common shares on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued subsequent to December 11, 2002, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    Stock-Based Compensation (continued)

The fair value of the Company’s stock options granted to employees for the three months ended October 1, 2004 and October 3, 2003 was estimated using the following weighted average assumptions:

	Three Months Ended
	October 1, 2004	October 3, 2003
Option Plan Shares
Expected life (in years)	3.0	3.0
Risk-free interest rate	3.2%	2.3%
Volatility	0.75	0.83
Expected dividend	1.7 – 2.3%	0.6 – 0.9%
Fair value	$6.36	$12.49
ESPP Shares
Expected life (in years)	0.5 – 1.0	0.5 –1.0
Risk-free interest rate	1.6 – 2.0%	1.1 – 1.3%
Volatility	0.33 – 0.56	0.66 – 0.99
Expected dividend	2.1%	0.8%
Fair value	$1.58	$6.03

5.    Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older. In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued to date for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first fiscal quarter ended October 1, 2004 related to this reduction in benefit obligation. Other than the $14 million reduction in the accrued benefit obligation, the components of net periodic benefit cost associated with the Company’s post-retirement medical plan for the three months ended October 1, 2004 and October 3, 2003 were insignificant.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    Restructuring Costs

In the three months ended October 1, 2004, the Company recorded restructuring costs of approximately $8 million in connection with its on-going restructuring activities. These costs were a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs relating to a reduction in the Company’s workforce. The Company expects these restructuring activities to be substantially completed by July 1, 2005. Additionally, in the three months ended October 1, 2004, the Company reversed $7 million of its restructuring accruals comprised of $1 million recorded in fiscal year 2003, $1 million recorded in fiscal year 2001 and $5 million recorded in fiscal year 2000. Substantially all of the $5 million fiscal year 2000 reversal related to the sale in the current quarter of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring.

In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions were completed as of October 1, 2004.

The following table summarizes the activity in the Company’s restructuring accrual for the three months ended October 1, 2004:

Severance and Benefits
(in millions)
Accrual balance, July 2, 2004	$27
Restructuring charge	8
Cash payments	(16)
Adjustments	(2)

Accrual balance, October 1, 2004	$17

7.    Comprehensive Income

For the three months ended October 1, 2004 and October 3, 2003, comprehensive income included net income and an immaterial amount of unrealized gains on marketable securities and foreign currency forward exchange contracts. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency forward exchange contracts as components of accumulated other comprehensive income (loss). The accumulated other comprehensive loss at October 1, 2004 and at July 2, 2004 was $2 million and $3 million, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.    Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. In July 2004, the Company implemented its five-year warranty, effective June 1, 2004, on all of its internal PC and notebook disc drives shipped through its distribution and retail channels. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 1, 2004 and October 3, 2003 were as follows:

	Three Months Ended
	October 1, 2004	October 3, 2003
	(in millions)
Balance, beginning of period	$125	$134
Warranties issued	22	21
Repairs and replacements	(34)	(44)
Changes in liability for pre- existing warranties, including expirations	16	19

Balance, end of period	$129	$130

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.    Executive Officer Receivables

At October 1, 2004, amounts receivable from two executive officers totaled $0.7 million. These loans were made during fiscal year 2001 and bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, $0.3 million of the $0.7 million, as well as accrued and unpaid interest, will be forgiven if these executive officers remain employed for a specified period of time. In the periods in which these executive officers fulfill their employment obligations, the amount of principal and interest, which are forgiven ratably over the required employment term, will be charged to compensation expense.

10.    Litigation

See Part II, Item 1, “Legal Proceedings.”

11.    Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregrate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at October 1, 2004 and July 2, 2004, the condensed consolidating results of operations and consolidating cash flows for the three months ended October 1, 2004 and October 3, 2003. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

October 1, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$5	$—	$453	$—	$458
Short-term investments	—	—	744	—	744
Accounts receivable, net	—	—	825	—	825
Affiliate AR			1		1
Intercompany receivable	24	—	—	(24)	—
Inventories	—	—	379	—	379
Intercompany loan receivable	—	274	—	(274)	—
Other current assets	—	—	140	—	140

Total Current Assets	29	274	2,542	(298)	2,547

Property, equipment and leasehold improvements, net	—	—	1,287	—	1,287
Equity investment in HDD	1,885	—	—	(1,885)	—
Equity investments in Non-Guarantors	—	2,260	—	(2,260)	—
Other assets	—	9	171	—	180

Total Assets	$1,914	$2,543	$4,000	$(4,443)	$4,014

Accounts payable	$—	$—	$772	$—	$772
Intercompany payable	—	—	24	(24)	—
Accrued employee compensation	—	—	137	—	137
Accrued expenses	1	14	286	—	301
Accrued income taxes	—	—	50	—	50
Intercompany loan payable	—	—	274	(274)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	1	16	1,545	(298)	1,264

Other liabilities	1	—	98	—	99
Long-term debt, less current portion	—	642	97	—	739

Total Liabilities	2	658	1,740	(298)	2,102

Shareholders’ Equity	1,912	1,885	2,260	(4,145)	1,912

Total Liabilities and Shareholders’ Equity	$1,914	$2,543	$4,000	$(4,443)	$4,014

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 1, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,558	$—	$1,558
Cost of revenue	—	—	1,283	—	1,283
Product development	—	—	152	—	152
Marketing and administrative	—	—	65	—	65
Restructuring costs	—	—	1	—	1

Total operating expenses	—	—	1,501	—	1,501

Income from operations	—	—	57	—	57
Interest income	—	1	6	(1)	6
Interest expense	—	(9)	(3)	1	(11)
Equity in income of HDD	54	—	—	(54)	—
Equity in income of Non-Guarantors	—	62	—	(62)	—
Other, net	—	—	4	—	4

Other income (expense), net	54	54	7	(116)	(1)

Income before income taxes	54	54	64	(116)	56
Provision for income taxes	—	—	2	—	2

Net income	$54	$54	$62	$(116)	$54

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 1, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$54	$54	$62	$(116)	$54
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	113	—	113
Equity in income of HDD	(54)	—	—	54	—
Equity in income of Non-Guarantors	—	(62)	—	62	—
Other non-cash operating activities, net	—	—	1		1
Changes in operating assets and liabilities, net	(21)	1	(32)	—	(52)

Net cash provided by (used in) operating activities	(21)	(7)	144	—	116
Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(97)	—	(97)
Purchase of short-term investments	—	—	(963)	—	(963)
Maturities and sales of short-term investments	—	—	981	—	981
Other investing activities, net	—	—	(2)	—	(2)

Net cash (used in) used in investing activities	—	—	(81)	—	(81)
Financing Activities
Issuance of common shares	29	—	—	—	29
Loan repayment to HDD from Non-Guarantor	—	18	(18)	—	—
Investment by Parent in HDD	(2)	2	—	—	—
Distribution to Parent from HDD	13	(13)	—	—	—
Distribution to shareholders	(28)	—	—	—	(28)

Net cash provided by (used in) financing activities	12	7	(18)	—	1

Increase (decrease) in cash and cash equivalents	(9)	—	45	—	36
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$5	$—	$453	$—	$458

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.    Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2003

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$198	$199	$203	$(402)	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	111	—	111
Equity in income of HDD	(199)	—	—	199	—
Equity in income of Non-Guarantors	—	(203)	—	203	—
Other non-cash operating activities, net	—	—	2	—	2
Changes in operating assets and liabilities, net	(33)	9	(53)	—	(77)

Net cash provided by (used in) operating activities	(34)	5	263	—	234
Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(88)	—	(88)
Purchase of short-term investments	—	—	(1,145)	—	(1,145)
Maturities and sales of short-term investments	—	—	1,073	—	1,073
Other investing activities, net	—	1	(17)	—	(16)

Net cash used in investing activities	—	1	(177)	—	(176)
Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	47	—	—	—	47
Loan from HDD to Non-Guarantor	—	(7)	7	—	—
Investment by Parent in HDD	(20)	20	—	—	—
Distribution to shareholders	(18)	—	—	—	(18)

Net cash provided by financing activities	9	12	6	—	27

Increase (decrease) in cash and cash equivalents	(25)	18	92	—	85
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$20	$18	$796	$—	$834

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended October 1, 2004 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware”, in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks business in November 2002.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronic devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in enterprise applications, where our products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in PC’s; mobile computing applications, where our products are used in notebook computers; and consumer electronic applications, where our products are used in digital video recorders (DVR’s), gaming platforms, and digital music players.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended October 1, 2004, July 2, 2004 and October 3, 2003, approximately 71%, 74% and 57%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Microsoft. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For the fiscal quarters ended October 1, 2004, July 2, 2004 and October 3, 2003, approximately 33%, 34% and 30%, respectively, of our disc drive revenue came from customers located in North America, approximately 29%, 26% and 31%, respectively, came from customers located in Europe and approximately 38%, 40% and 39%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Certain Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. There may, however, be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned “—Risk Factors” below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations and financial position. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years. The slowing change in areal density contributes to:

•	an increase in the rates of price erosion as the slowing areal density curve results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price;

•	an increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	a potential reduction in financial benefit from new product introductions due to a declining rate of cost reductions and the inability to introduce new higher capacity products at higher prices in traditional hard disc drive markets.

We also believe that the industry is experiencing several positive trends relative to overall demand including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives. We estimate that in the most recent quarter industry shipments of disc drives to non-gaming consumer electronic applications grew in excess of 100% from the year-ago quarter;

•	a renewed buying cycle for consumer and commercial client computing systems. We estimate that in the most recent quarter industry shipments of disc drives for mobile computing storage applications grew 12% from the year-ago quarter. We believe that a portion of the growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating; and

•	growth in selected enterprise storage applications such as near-line and small form factor.

In the first half of fiscal year 2004, we observed what we believe to be a shift in seasonal demand for disc drives used in desktop and consumer electronics markets, and this trend appeared to continue in the first fiscal quarter of 2005. We believe the seasonally high demand for disc drives used in these markets may be shifting more toward our first fiscal quarter from our second fiscal quarter. We believe this trend will continue and, due to the increasing importance of the consumer electronics market to our business, will impact our revenue and results of operations in these quarters.

Another key factor is the continued importance of sales to the distribution channel of 3.5-inch form factor disc drives which are used in desktop and consumer electronics applications. Product qualification programs in this channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability and unit sales volume is less predictable and has greater fluctuation than sales to OEM customers. To the extent that our industry builds product based on expectations of demand that do not materialize, distributors may experience an oversupply of personal storage products that could lead to increased price erosion. The industry, excluding Seagate, exited the September 2005 quarter with what we believe to be about 6.5 weeks of distribution channel inventory. There may be a need to reduce industry channel inventory throughout the December quarter to avoid a situation similar to that experienced in December 2003 when the industry exited the quarter with over seven weeks of inventory in the distribution channel, and the industry experienced accelerated price erosion in the second half of fiscal year 2004. As sales to distributors become an increasingly larger portion of total industry sales, disc drive manufacturers may experience increased volatility in their results of operations.

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

In June 2004 we announced 12 new products, which are being introduced during the current fiscal year, and which will address every major computing application and all major consumer markets thereby expanding our current addressable market from approximately 75% to approximately 97%. We believe that our financial results will depend heavily on the successful introduction and customer acceptance of these new products. The introduction of the new products began in the September 2005 quarter with the ramp of the ST1 for hand-held consumer electronic devices and will continue over the next few quarters with new 10,000 rpm and 15,000 rpm enterprise storage disc drives, higher capacity notebook disc drives, and high capacity 7,200 rpm disc drives for near-line/fixed content applications and high-end consumer electronic devices.

We are dependent on our sales to distributors, however, unit sales volume is less predictable in the distribution channel and has greater fluctuation than sales to OEM customers. While we expect desktop OEM demand in the December 2005 quarter to be up sequentially by as much as 15%, we also expect this increase to be offset by reduced demand for our 3.5-inch form factor disc drives for consumer electronics applications and lower channel sell through of our 3.5-inch form factor disc drives for desktop and consumer electronics applications. We exited the September 2005 quarter with approximately 4.6 weeks of distribution channel inventory. During the March 2004 quarter, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of distributors while other disc drive manufacturers have not. These initiatives included efforts to develop point-of-sale information systems to help match supply and demand, pricing increases and alteration of distribution programs. As the distribution channel reacts to these various activities, there may be increased volatility of sales in this channel for individual disc drive manufacturers. To the extent that our distributor customers reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

During periods of slowing growth of areal density and longer product cycles we may experience heightened pricing pressures. This pricing pressure has contributed to a reduction in gross margins. To the extent that these pricing pressures continue, our gross margin may be negatively affected. Furthermore, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through reduction in components such as read/write heads and discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity increases or improvements in reliability, it is difficult to obtain higher prices for new products.

We believe that we and the hard drive industry are in a unique and challenging period of time with longer product cycles, continued aggressive pricing in the core markets and ongoing changes in how we serve our distribution channel partners. All of these may impact our profitability. In our fourth fiscal quarter of 2004, we undertook significant restructuring activities to reduce the costs of our operations in light of our declining revenue, gross margins, and earnings over the past several quarters resulting from recent significant price erosion and market share variability, particularly with respect to our enterprise disc drive products. We continue to look at opportunities for further cost reductions which may result in additional restructuring activities and restructuring charges in the future. During this challenging period, the management team will continue to be intensely focused on maintaining profitability excluding the impact of any restructuring charges that we may incur.

Registration of Common Shares and Consummation of Secondary Offering of Common Shares

On July 20, 2004, we filed a registration statement on Form S-3 with respect to 60,000,000 of our common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 of these common shares to the public. On September 23, 2004, we completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder, at a price of $13.71 per share. New SAC received proceeds of approximately $411 million, after deducting underwriting discounts and commissions of approximately $1 million. We incurred direct expenses aggregating approximately $0.1 million related to the offering. New SAC distributed its net proceeds to holders of its ordinary shares including approximately $79 million distributed to our officers and employees who hold ordinary shares of New SAC. We did not receive any of the proceeds from the sale of these shares, nor will we receive any of the proceeds from the potential sale of the remaining 30,000,000 common shares registered under this registration statement. After the sale on September 23, 2004, New SAC owns 252,500,000 common shares, or approximately 54.4% of our outstanding common shares (based upon our outstanding common shares as of October 1, 2004).

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	Fiscal Quarter Ended
(dollars in millions)	October 1, 2004	October 3, 2003
Revenue	$1,558	$1,740
Cost of revenue	1,283	1,272

Gross margin	275	468

Product development	152	169
Marketing and administrative	65	78
Restructuring	1	11

Income from operations	57	210
Other income (expense), net	(1)	(9)

Income before income taxes	56	201
Provision for income taxes	2	3

Net income	$54	$198

	Fiscal Quarter Ended
	October 1, 2004	October 3, 2003
Revenue	100%	100%
Cost of revenue	82	73

Gross margin	18	27

Product development	10	10
Marketing and administrative	4	4
Restructuring	—	1

Income from operations	4	12
Other income (expense), net	—	(1)

Income before income taxes	4	11
Provision for income taxes	—	—

Net income	4%	11%

Revenue.    Revenue for the quarter ended October 1, 2004 was $1.558 billion, up 17% from $1.336 billion in the immediately preceding quarter, and down 10% from $1.740 billion in the year-ago quarter. The increase in revenue from the immediately preceding quarter was attributable to an increase in disc drive shipments from 18.3 million units in the previous quarter to 21.6 million units in the quarter ended October 1, 2004. The decrease in revenue from the year-ago quarter was primarily attributable to price erosion partially offset by a favorable product mix and an increase in disc drive shipments from 21.2 million units in the year-ago quarter to 21.6 million units in the quarter ended October 1, 2004.

Our overall average sales price per unit (ASP) for our disc drive products was $72 for the quarter ended October 1, 2004, flat when compared with the immediately preceding quarter, and down 12% from $82 in the year-ago quarter.

Unit shipments for desktop storage disc drives were 15.0 million for the quarter ended October 1, 2004, up from 13.4 million in the immediately preceding quarter, and down from 16.1 million in the year-ago quarter. The ASP for desktop storage disc drives was flat from the immediately preceding quarter, reflecting a better than expected pricing environment for most of the quarter and an improving mix of products shipped.

Unit shipments for enterprise storage disc drives were 3.0 million for the quarter ended October 1, 2004, up from 2.6 million in each of the immediately preceding and year-ago quarters. The ASP for enterprise products experienced a decline of 2% as compared to the immediately preceding quarter, significantly less than any of the last four fiscal quarters.

During the quarter ended October 1, 2004, we shipped 0.7 million mobile computing disc drives, up from 0.5 million in the immediately preceding quarter, and up from 0.3 million in the year-ago quarter. We continue to experience aggressive pricing in this market with ASP’s declining 10% from the immediately preceding quarter. As we continue to expand our product offerings, we expect to penetrate more of the mobile computing market and capture additional customers, revenue, and market share.

Unit shipments for consumer electronics storage disc drives were 2.9 million for the quarter ended October 1, 2004, up from 1.9 million in the immediately preceding quarter, and up from 2.2 million in the year-ago quarter. Until now, we have only participated in the portion of the consumer electronics market where 3.5-inch form factor drives are utilized. During the quarter ended October 1, 2004, we shipped approximately 400,000 ST1’s, our new 5 gigabyte, 1-inch form factor disc drive targeted at a variety of hand-held consumer electronics applications such as digital music players and digital cameras.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During the quarter ended October 1, 2004, sales programs recorded as contra revenue were approximately 6% of our gross revenue, compared to 6% and 9%, respectively, of our gross revenue for the immediately preceding and year-ago quarters. The decrease in sales programs as a percentage of gross revenue in our first fiscal quarter of 2005 as compared to the year-ago quarter was the result of a shift in revenue mix from our distribution customers, where the various sales programs are more prevalent, to our OEM customers.

Cost of Revenue.    Cost of revenue for the quarter ended October 1, 2004 was $1.283 billion, up 16% from $1.107 billion in the immediately preceding quarter, and up 1% from $1.272 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended October 1, 2004 was 17.7% as compared with 17.1% for the immediately preceding quarter, and 26.9% for the year-ago quarter. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to higher overall unit shipments, cost reduction actions recently implemented and improved product mix offset by price erosion and costs associated with new product transitions. Additionally, gross margin for the quarter ended October 1, 2004 was favorably impacted by $6 million due to the discontinuation of certain benefits associated with our post-retirement medical plan. The decrease in gross margin as a percentage of revenue from the comparable year-ago quarter was primarily due to price erosion.

Product Development Expense.    Product development expense for the quarter ended October 1, 2004 decreased by $10 million, or 6% when compared with the immediately preceding quarter, and decreased by $17 million, or 10%, when compared with the year-ago quarter. The decrease in product development expense from the immediately preceding quarter was primarily due to decreases of $10 million in salaries as a result of a company-wide furlough taken in July 2004 as well as reductions in staffing levels and $6 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan. These decreases were partially offset by a $7 million reversal of employee incentive compensation in the immediately preceding quarter. The decrease in product development expense from the year-ago quarter was primarily due to decreases of $10 million in salaries as a result of reductions in staffing levels as well as a company-wide furlough taken in July 2004, $6 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan and $3 million in employee incentive compensation.

Marketing and Administrative Expense.    Marketing and administrative expense for the quarter ended October 1, 2004 was flat when compared with the immediately preceding quarter, and decreased by $13 million, or 17%, when compared with the year-ago quarter. The decrease in marketing and administrative expense from the year-ago quarter was primarily due to decreases of $7 million in salaries resulting from reductions in staffing levels as well as a company-wide furlough taken in July 2004, $4 million in employee incentive compensation and $2 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan.

Restructuring.    In the fiscal quarter ended October 1, 2004, we recorded restructuring costs of approximately $8 million in connection with our on-going restructuring activities. These costs were a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. operations. The restructuring costs were comprised of employee termination costs relating to a reduction in our workforce. We estimate that after completion of these restructuring activities, annual salary expense will be reduced by approximately $13 million. The Company expects these restructuring activities to be substantially completed by July 1, 2005. During the fiscal quarter ended October 1, 2004, the Company reversed $7 million of its restructuring accruals comprised of $1 million recorded in fiscal year 2003, $1 million recorded in fiscal year 2001 and $5 million recorded in fiscal year 2000. Substantially all of the $5 million fiscal year 2000 reversal related to the sale in the current quarter of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring. In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions had been completed as of October 1, 2004.

Net Other Income (Expense).    Net other expense decreased by $8 million for the quarter ended October 1, 2004 when compared with the year-ago quarter. The decrease in net other expense from the year-ago quarter was primarily due to $4 million in gains on the sale of a surplus building and a $2 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan.

Income Taxes.    We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The provision for income taxes recorded for the fiscal quarter ended October 1, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for U.S. deferred tax assets and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter. The provision for income taxes for the fiscal quarter ended October 3, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to our foreign parent holding company.

As of October 1, 2004, we have recorded net deferred tax assets of $57 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2005, 2006 and the first quarter of fiscal year 2007. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

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

The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, our wholly-owned subsidiary that operates our disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require Seagate Technology HDD Holdings, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50 to 1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the fiscal quarter ended October 1, 2004 are as follows:

	Required	October 1, 2004
Interest Coverage Ratio	Not less than 2.50	29.01
Fixed Charge Coverage Ratio	Not less than 1.50	2.93
Net Leverage Ratio	Not greater than 1.50	(0.62)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $112 million was available to these entities for borrowing as of October 1, 2004. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $38 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees as of October 1, 2004.

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

Discussion of Cash Flows

At October 1, 2004, our working capital was $1.283 billion, which included cash, cash equivalents and short-term investments of $1.202 billion. Cash, cash equivalents and short-term investments increased $19 million from July 2, 2004 to October 1, 2004. This increase was primarily due to cash provided by operating activities partially offset by investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the fiscal quarter ended October 1, 2004 was $116 million and consisted primarily of net income and depreciation and amortization, partially offset by the net change in working capital.

During the fiscal quarter ended October 1, 2004, we invested approximately $97 million in property, equipment and leasehold improvements. The $97 million investment comprised:

•	$37 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$32 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$24 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$4 million for other purposes.

In fiscal year 2005, we expect that our investment in property and equipment will be approximately $500 million to $550 million. We plan to finance these investments from existing cash balances and cash flows from operations.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

On August 20, 2004, we made a cash distribution of approximately $28 million, or $0.06 per share, to our common shareholders of record as of August 6, 2004.

We are paying and expect to continue to pay our common shareholders a quarterly distribution of up to $0.06 per share ($0.24 annually) so long as the aggregate amount of the distributions does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital for the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. Our ability to continue to pay quarterly distributions will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes. Currently, the most significant restriction on our ability to pay dividends is under the credit agreement governing our senior secured credit facilities, which limits annual distributions to $150 million. On October 19, 2004, our board of directors declared a quarterly distribution of $0.06 per share to be paid on or before November 19, 2004 to our common shareholders of record as of November 5, 2004.

Our principal sources of liquidity as of October 1, 2004 consisted of: (1) $1.202 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $38 million had been used for outstanding letters of credit and bankers’ guarantees as of October 1, 2004, and (3) cash we expect to generate from operations during this fiscal year.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, since the second half of fiscal year 2002 and through fiscal years 2003, 2004 and the quarter ended October 1, 2004, we made distributions to our shareholders.

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

Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second fiscal quarter of 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

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

Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. We are in the early phases of introducing 12 new products, and effective June 1, 2004, we extended our standard warranty from one year to five years on all internal PC and notebook disc drives shipped though the distribution and retail channels. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual.

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

Factors That May Affect Future Results

There are several factors, many beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as industry, operational, liquidity, and other risks, are described elsewhere in this quarterly report or in our annual report on Form 10-K as filed with the SEC on August 10, 2004, and as amended on Form 10-K/A filed on September 3, 2004 (our “Annual Report”). Any factor described in this quarterly report or in our Annual Report could, by itself or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this quarterly report or in our Annual Report that could cause results to differ from our expectations. The factors described under the caption “Risk Factors” in Item 7 of our Annual Report are incorporated herein by reference.

Risk Factors

Competition—Our industry is highly competitive and our products have experienced significant price erosion and market share variability.

Even during periods when demand is stable, the disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion. To the extent that historical price erosion patterns continue, product life cycles may lengthen, our competitors may have more time to enter the market for a particular product and we may be unable to offset these factors with new product introductions at higher average prices. A second trend that may contribute to increased average price erosion is the growth of sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

Moreover, a significant portion of our success over the past few years has been a result of increasing our market share at the expense of our competitors. However, in the first fiscal quarter of 2004, our market share for our enterprise products was negatively affected by our customers’ diversifying their sources of supply as the slowing areal density curve has resulted in longer product cycles and more time for our competitors to enter the market for particular products. Additionally, in the third fiscal quarter of 2004, our market share for notebook drive products was negatively affected by an oversupply condition in our customers’ supply chain. Any significant further decline in our market share would adversely affect our results of operations.

Principal Competitors—We compete with both captive manufacturers, who do not depend solely on sales of disc drives to maintain their profitability, and independent manufacturers, whose primary focus is producing technologically advanced disc drives.

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Captive	Independent
Fujitsu Limited	Maxtor Corporation
Hitachi Global Storage Technologies	Western Digital Corporation
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASICs, and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

In addition, in response to customer demand for high-quality, high-volume and low-cost disc drives, manufacturers of disc drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of large production facilities and industry consolidation can contribute to the intensification of competition. We also face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other information storage products.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume comparable product technology;

•	competitive pressures resulting in lower selling prices;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times like now where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	the impact of corporate restructuring activities that we may engage in;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses;

•	announcements of new products, services or technological innovations by us or our competitors; and

•	increased costs or adverse changes in availability of supplies.

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

We are continually developing new products in the hope that we will be able to introduce technologically advanced disc drives into the marketplace ahead of our competitors.

In June 2004, we announced 12 new disc drive products which are being introduced during the current fiscal year, many of which address disc drive applications for which we previously had no product offerings. Some of these new products introduce new form factors, such as our first 1-inch form factor disc drive and our first 2.5-inch form factor disc drive for enterprise applications. Some of these new products also introduce higher levels of areal density than our existing products. We believe that our financial results, including our ability to achieve the results included in publicly announced forecasts will depend heavily on the successful introduction and customer acceptance of these new products.

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

Smaller Form Factor Disc Drives—If we do not continue to successfully market smaller form factor disc drives, our business may suffer.

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor disc drives for an expanding number of applications, including personal computers, enterprise storage applications and consumer electronic devices. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor disc drives. We initiated volume shipments of our Momentus notebook disc drive to a number of OEMs in the second fiscal quarter of 2004. These shipments materially contributed to our results of operations in the second fiscal quarter. However, our recently introduced products only address a limited portion of the existing notebook market and in our third fiscal quarter of 2004, an oversupply of notebook disc drives in the supply chain led to a significant reduction in our shipments of Momentus disc drives which adversely impacted our results of operations. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. These products are scheduled for introduction during the current fiscal year. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

Our disc drives are components in computers, computer systems, storage subsystems and consumer electronic devices. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for PCs and consumer electronic devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. During economic slowdowns such as the one that began in 2001, demand for disc drives, particularly in the enterprise sector was adversely impacted as a result of the weakened economy and because enterprises shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems generally cause sharp declines in demand for disc drive products.

Additional causes of declines in demand for our products in the past have included announcements or introductions of major operating system or semiconductor improvements or changes in consumer preferences, such as the shift from desktop to notebook computers. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of disc drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other disc drive manufacturers than usual.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of PCs and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. In addition, the pattern of seasonal changes in demand may change. For instance, we believe demand for our products used in consumer electronics may be peaking in our first fiscal quarter, which is earlier than in the past.

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

The disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Because we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who recently have accounted for an increasingly larger portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Dependence on Distributors—We are dependent on sales to distributors, which may increase price erosion and the volatility of our sales.

A substantial portion of our sales has been to distributors of desktop disc drive products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In the second half of fiscal year 2004, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of these distributors while other disc drive manufacturers have not. These actions have further increased the uncertainty as to demand within this market segment. To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

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

Because the rate of growth in areal density is slowing, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through a reduction in components such as read/write heads and discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing growth rate in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases, it is difficult to obtain higher prices for new products.

Importance of Time-to-Market—Our operating results may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the areal density curve resumes its historical rate of growth, if we fail to:

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

The cost, quality and availability of some equipment, components and raw materials used to manufacture disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application-specific integrated circuits, or ASICs, spindle motors and printed circuit boards. We rely on sole suppliers and a limited number of suppliers for some of these components, including the read/write heads and recording media that we do not manufacture, ASICs, spindle motors and printed circuit boards. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices for some components or raw materials, such as precious metals, that were in short supply in the industry in general.

Due to the weakened economy in general and in the technology sector of the economy in particular, the disc drive industry has experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components. In addition, the recent increases in demand for our mobile computing products, such as notebook computers, could lead to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives. These events could affect our ability to obtain critical components for our products, including our recently introduced line of products for notebook computers, which in turn could have a material adverse effect on our prospects and results of operations.

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, IBM, and Microsoft, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop disc drive assembly occurs in our facility in China.

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries, including those in Asia, have had an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asia and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. From time to time, fluctuations in foreign exchange rates have negatively affected our operations and profitability and there can be no assurance that these fluctuations will not adversely affect our operations and profitability in the future.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Seasonality. Seasonal reductions in the business activities of our customers during the summer months, particularly in Europe, typically result in lower earnings during those periods.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

•	Increased Costs. The shipping and transportation costs associated with our international operations are typically higher than those associated with our U.S. operations, resulting in decreased operating margins in some foreign countries.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Delaware entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We have given notice of our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 20, 2002 and in correspondence since that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our disc drive products infringe at least two Read-Rite Corporation patents.

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

SOX 404 Compliance—While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

Control by Our Sponsor Group—Because our sponsor group, through its ownership of New SAC, will continue to hold a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

As of October 1, 2004, New SAC owns approximately 54.4% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of October 1, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 17.3%, 12.0%, 6.2%, 3.6% and 1.2%, respectively, of our outstanding common shares. The sponsors’ and our managements’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders. As a result, as long as New SAC or the members of our sponsor group continue to own over 50% of our outstanding common shares, they will continue to have the power to:

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

We made quarterly cash distributions of $0.06 per share on each of February 27, 2004, May 21, 2004 and August 20, 2004 to our common shareholders of record as of February 13, 2004, May 7, 2004 and August 6, 2004 respectively. We have declared a quarterly cash distribution of $0.06 per share to be paid on or before November 19, 2004 to our common shareholders of record as of November 5, 2004.

Our ability to pay quarterly distributions will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions at historical levels could result in a persistently low market valuation of our common shares.

Securities Litigation—Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

Significant price and value fluctuations have occurred with respect to the publicly traded securities of disc drive companies and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 1, 2004. All investments mature in three years or less.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value October 1, 2004
	(in millions)
Assets
Cash equivalents:
Fixed rate	$383						$383	$382
Average interest rate	1.76%						1.76%
Short-term investments:
Fixed rate	$27	$80	$326	$13			$446	$446
Average interest rate	2.57%	3.00%	2.96%	3.43%			2.95%
Variable rate	$296	$2					$298	$298
Average interest rate	1.89%	3.00%					1.89%
Total investment securities	$706	$82	$326	$13			$1,127	$1,126
Average interest rate	1.84%	2.97%	2.96%	3.43%			2.27%
Long-Term Debt
Fixed rate						$400	$400	$429
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B	$4	$3	$336				$343	$343
(LIBOR +2%)	3.69%	3.69%	3.69%				3.69%

Foreign Currency Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the first three fiscal quarters of 2004, all foreign currency cash flow requirements were met using spot foreign exchange transactions. In the fourth fiscal quarter of 2004, we instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. The table below provides information as of October 1, 2004 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$16	41.56	$—
British Pound	6	1.78	—

	$26		$—

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of October 1, 2004, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. We believe the claims are without merit, and we intend to defend against them vigorously. A hearing was held on September 22, 2004, and we await the court’s ruling.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended October 1, 2004.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1*	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)

3.2*	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on October 29, 2004)

10.25*	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)

10.26*	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers)

10.27*	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: October 29, 2004	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director (Principal Executive Officer)

DATE: October 29, 2004	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)