Form 10-Q
period 2004-12-31
SEAGATE TECHNOLOGY
filed 2005-01-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 21, 2005, 468,741,853 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 31, 2004	July 2, 2004 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$646	$422
Short-term investments	830	761
Accounts receivable, net	878	690
Affiliate accounts receivable	1	1
Inventories	362	449
Other current assets	148	138

Total Current Assets	2,865	2,461

Property, equipment and leasehold improvements, net	1,261	1,301
Other assets, net	184	180

Total Assets	$4,310	$3,942

LIABILITIES
Accounts payable	$878	$740
Affiliate accounts payable	15	—
Accrued employee compensation	169	141
Accrued expenses	304	315
Accrued income taxes	48	48
Current portion of long-term debt	4	4

Total Current Liabilities	1,418	1,248

Other liabilities	114	100
Long-term debt, less current portion	738	739

Total Liabilities	2,270	2,087

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	635	650
Deferred stock compensation	(4)	(6)
Accumulated other comprehensive income (loss)	(3)	(3)
Retained earnings	1,412	1,214

Total Shareholders’ Equity	2,040	1,855

Total Liabilities and Shareholders’ Equity	$4,310	$3,942

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 2, 2004.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenue	$1,847	$1,760	$3,405	$3,500

Cost of revenue	1,467	1,299	2,749	2,571
Product development	158	166	310	335
Marketing and administrative	75	73	140	151
Restructuring	—	4	2	15

Total operating expenses	1,700	1,542	3,201	3,072

Income from operations	147	218	204	428

Interest income	7	5	13	9
Interest expense	(11)	(12)	(22)	(24)
Other, net	5	—	9	(2)

Other income (expense), net	1	(7)	—	(17)

Income before income taxes	148	211	204	411
Provision for income taxes	4	6	6	8

Net income	$144	$205	$198	$403

Net income per share:
Basic	$0.31	$0.46	$0.43	$0.90
Diluted	0.29	0.41	0.40	0.81
Number of shares used in per share calculations:
Basic	466	450	464	448
Diluted	500	500	497	500

Dividends per share	$0.06	$0.04	$0.12	$0.08

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	December 31, 2004	January 2, 2004
OPERATING ACTIVITIES
Net income	$198	$403
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	233	216
Other non-cash operating activities, net	11	1
Changes in operating assets and liabilities:
Accounts receivable	(188)	(303)
Inventories	87	(64)
Accounts payable	138	135
Accrued expenses, employee compensation and warranty	20	(11)
Accrued income taxes	—	7
Other assets and liabilities, net	(2)	(56)

Net cash provided by operating activities	497	328

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(185)	(222)
Purchases of short-term investments	(2,030)	(2,106)
Maturities and sales of short-term investments	1,960	1,974
Other investing activities, net	(17)	(35)

Net cash (used in) investing activities	(272)	(389)

FINANCING ACTIVITIES
Repayment of long-term debt	(1)	(2)
Issuance of common shares	41	53
Distributions to shareholders	(41)	(36)

Net cash (used in) provided by financing activities	(1)	15

Increase (decrease) in cash and cash equivalents	224	(46)
Cash and cash equivalents at the beginning of the period	422	749

Cash and cash equivalents at the end of the period	$646	$703

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended December 31, 2004

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 2, 2004	460	$—	$650	$(6)	$1,211	$1,855
Comprehensive and net income					198	198
Issuance of common shares related to exercise of employee stock options	6		17			17
Issuance of common shares related to employee stock purchase plan	2		24			24
Distributions to shareholders			(56)			(56)
Amortization of deferred stock compensation				2		2

Balance at December 31, 2004	468	$—	$635	$(4)	$1,409	$2,040

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

The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2005.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended December 31, 2004 and January 2, 2004 were comprised of 13 weeks. The six months ended December 31, 2004 and January 2, 2004 were comprised of 26 weeks and 27 weeks, respectively. Fiscal year 2005 will be comprised of 52 weeks and will end on July 1, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and six months ended December 31, 2004 and January 2, 2004 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Numerator:
Net Income	$144	$205	$198	$403

Denominator:

Denominator for basic net income per share—weighted average number of common shares outstanding during the period	466	450	464	448
Incremental common shares attributable to exercise of outstanding options	34	50	33	52

Denominator for diluted net income per share—weighted average shares	500	500	497	500
Earnings per share:
Basic	$0.31	$0.46	$0.43	$0.90

Diluted	$0.29	$0.41	$0.40	$0.81

Pro Forma Effects of Stock-Based Compensation on Earnings Per Share

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company continues to use the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APBO 25”) and related interpretations in accounting for employee stock options until required otherwise by FASB Statement No. 123-R, (“SFAS 123-R”). See Note 9, Recent Accounting Pronouncements. The alternative fair value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Net income—as reported	$144	$205	$198	$403
Add-back: Stock-based employee compensation included in net income	1	1	1	2
Deduct: Total stock-based employee compensation determined under fair value method	(17)	(17)	(33)	(33)

Net income—pro forma	$128	$189	$166	$372
Earnings per share:
Basic—as reported	$0.31	$0.46	$0.43	$0.90

Basic—pro forma	$0.27	$0.42	$0.36	$0.83

Diluted—as reported	$0.29	$0.41	$0.40	$0.81

Diluted—pro forma	$0.26	$0.38	$0.34	$0.75

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Registration of Common Shares, Consummation of Secondary Offering of Common Shares and Sale of Unregistered Common Shares

On July 20, 2004, the Company filed a registration statement on Form S-3 with respect to 60,000,000 of its common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public. On September 23, 2004, the Company completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder. New SAC received proceeds of approximately $411 million and distributed its proceeds to holders of its ordinary shares including approximately $66 million distributed to current and former officers and employees who hold ordinary shares of New SAC.

On November 15, 2004, pursuant to Rule 144 under the Securities Act of 1933, as amended, New SAC sold 13,000,000 unregistered shares of the Company’s common stock. New SAC received proceeds of approximately $182 million and distributed its proceeds to holders of its ordinary shares including approximately $29 million to current and former officers and employees who hold ordinary shares of New SAC.

On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the contract, New SAC hypothecated 30,000,000 shares (the “Shares”) of the Company’s common stock and received proceeds of approximately $499 million and distributed these proceeds to holders of its ordinary shares including approximately $79 million to current and former officers and employees who hold ordinary shares of New SAC. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM.

The Company did not receive any of the proceeds from the sale of its shares on September 23, 2004 and November 15, 2004, nor did it receive any proceeds from the forward sale contract between New SAC and GSFM. After these transactions, New SAC owns 209,500,000 common shares, or approximately 44.8% of the Company’s outstanding common shares.

Subsequent to its fiscal quarter ended December 31, 2004, on January 19, 2005, the Company filed a registration statement on Form S-3 with respect to 100,000,000 common shares of the Company owned by New SAC. After this registration statement is declared effective by the SEC, New SAC may sell all 100,000,000 of these common shares to the public. The Company will not receive any of the proceeds from the potential sale of these shares. After such sale of these common shares is completed, New SAC will own 109,500,000 of the Company’s common shares, or approximately 23.4% of the Company’s outstanding common shares (based upon the Company’s outstanding common shares as of December 31, 2004).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Balance Sheet Information

	December 31, 2004	July 2, 2004
	(in millions)
Accounts Receivable:

Accounts receivable	$910	$720
Allowance for doubtful accounts	(32)	(30)

	$878	$690

Inventories:

Components	$100	$91
Work-in-process	69	39
Finished goods	193	319

	$362	$449

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements	$2,708	$2,540
Accumulated depreciation and amortization	(1,447)	(1,239)

	$1,261	$1,301

Accrued Warranty:

Short-term accrued warranty included in accrued expenses on the balance sheet	$77	$78
Long-term accrued warranty included in other liabilities on the balance sheet	70	47

	$147	$125

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s provision for income taxes recorded for the three and six months ended December 31, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for certain foreign deferred tax assets and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and six months ended December 31, 2004. The Company’s provision for income taxes for the three and six months ended January 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and six months ended January 2, 2004. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for U.S. and certain foreign deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to the Company’s foreign parent holding company.

As of December 31, 2004, the Company has recorded net deferred tax assets of $53 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2005, 2006 and the first two fiscal quarters of 2007. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001 and 2002. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock-Based Compensation

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Through December 31, 2004, options to purchase 97,935,421 common shares were granted to employees under this share option plan, net of cancellations and 5,448,275 shares were exercised and issued during the six months ended December 31, 2004 at a weighted average exercise price of $3.05.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 plan, which is intended to supplement and eventually succeed the Company’s 2001 Plan, is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of stock-based awards. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. No options or other equity-based awards have been granted under the 2004 Plan to date.

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through December 31, 2004, the Company has amortized approximately $6 million of such compensation expense.

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

	July 30, 2004	January 30, 2004	July 31, 2003
Purchase date

Shares issued	2,484,105	2,483,371	2,496,495
Weighted-average exercise price per share	$10.17	$10.37	$10.20

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Assumptions Used in Determining Pro Forma Information—See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

Up until the Company’s initial public offering of its common shares on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued between December 11, 2002 and October 1, 2004, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors because the Company did not have a sufficient trading history.

The fair value of the Company’s stock options granted to employees for the three and six months ended December 31, 2004 and January 2, 2004 was estimated using the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Option Plan Shares
Expected life (in years)	3.0	3.0	3.0	3.0
Risk-free interest rate	2.9%	2.4%	2.9 – 3.2%	2.3 – 2.4%
Volatility	0.8	0.8	0.8	0.8
Expected dividend	1.4 – 1.9%	0.5 – 0.9%	1.4 – 2.3%	0.54 – 0.9%
Fair value	$7.42	$12.21	$6.58	$12.43

ESPP Plan Shares
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.6 – 2.0%	1.1 – 1.3%	1.6 – 2.0%	1.1 – 1.3%
Volatility	0.3 – 0.6	0.7 – 1.0	0.3 – 0.6	0.7 – 1.0
Expected dividend	2.1%	0.8%	2.1%	0.8%
Fair value	$1.58	$6.03	$1.58	$6.03

5. Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older. In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued to date for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first fiscal quarter of 2005 related to this reduction in benefit obligation. Other than the $14 million reduction in the accrued benefit obligation, the components of net periodic benefit cost associated with the Company’s post-retirement medical plan for the six months ended December 31, 2004 and January 2, 2004 were insignificant.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Restructuring Costs

In the six months ended December 31, 2004, the Company recorded restructuring costs of $10 million in connection with its on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs of $8 million relating to a reduction in the Company’s workforce and $2 million in charges related to impaired facility improvements as a result of the alignment plan. The Company expects these restructuring activities to be substantially completed by July 1, 2005. Additionally, the Company reversed $9 million of its restructuring accruals comprised of $4 million relating to accrued severance benefits that were less than amounts originally estimated and $5 million relating to the sale in the first fiscal quarter of 2005 of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring.

In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions were completed as of October 1, 2004.

The following table summarizes the activity in the Company’s restructuring accrual for the six months ended December 31, 2004:

Severance and Benefits
(in millions)
Accrual balance, July 2, 2004	$27
Restructuring charges	10
Cash payments	(19)
Adjustments	(4)

Accrual balance, December 31, 2004	$14

7. Comprehensive Income

For the three and six months ended December 31, 2004 and January 2, 2004, comprehensive income included net income and an immaterial amount of unrealized gains on marketable securities, and with respect to the six months ended December 31, 2004, an immaterial amount of unrealized gains on foreign currency forward exchange contracts. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency forward exchange contracts as components of accumulated other comprehensive income (loss). The accumulated other comprehensive loss at both December 31, 2004 and July 2, 2004 was $3 million.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. In July 2004, the Company implemented its five-year warranty, effective June 1, 2004, on all of its internal PC and notebook disc drives shipped through its distribution and retail channels. The Company uses estimated repair or replacement costs and statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 31, 2004 and January 2, 2004 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	(in millions)
Balance, beginning of period	$129	$130	$125	$134
Warranties issued	28	20	50	41
Repairs and replacements	(27)	(33)	(61)	(77)
Changes in liability for pre-existing warranties, including expirations	17	23	33	42

Balance, end of period	$147	$140	$147	$140

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

9. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with its first fiscal quarter of 2006, the Company will be required to adopt SFAS 151. The Company is currently evaluating the impact, if any, that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Recent Accounting Pronouncements (cont’d)

In December 2004, the FASB issued SFAS 123-R, which supersedes APBO 25, and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No.95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with its first fiscal quarter of 2006, the Company will be required to adopt SFAS 123, as amended by SFAS 123-R, and will use a modified version of the prospective application resulting in share-based award compensation costs being recognized in the Company’s financial results. The Company has historically provided pro forma disclosures reflecting the effects of such compensation costs on its results of operations and financial condition. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share.

10. Supplemental Cash Flow Information

	Six Months Ended
	December 31, 2004	January 2, 2004
Cash Transactions:
Cash paid for interest	$21	$22
Cash paid for income taxes, net of refunds	6	4
Non-Cash Financing Transactions:
Affiliate payable (1)	15	—

(1)	During the six months ended December 31, 2004, the Company declared cash distributions of $0.12 per share, or approximately $56 million, to all its shareholders. The Company paid approximately $41 million of these distributions in the six months ended December 31, 2004. With respect to the cash distribution on November 19, 2004, New SAC’s portion, which amounted to approximately $15 million, was inadvertently not paid until January 2005.

11. Executive Officer Receivables

At December 31, 2004, amounts receivable from two executive officers totaled $0.5 million. These loans were made during fiscal year 2001 and bear interest at 8% per year and are due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of these loans, certain principal amounts and all accrued and unpaid interest will be forgiven if these executive officers remain employed for a specified period of time. In the periods in which these executive officers fulfill their employment obligations, the amount of principal and interest, which is forgiven ratably over their required employment term, is charged to compensation expense.

12. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at December 31, 2004 and July 2, 2004, the condensed consolidating results of operations for the three and six months ended December 31, 2004 and January 2, 2004, and the condensed consolidating cash flows for the six months ended December 31, 2004 and January 2, 2004. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

Consolidating Balance Sheet

December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$37	$—	$609	$—	$646
Short-term investments	—	—	830	—	830
Accounts receivable, net	—	—	878	—	878
Affiliate accounts receivable	—	—	1	—	1
Inventories	—	—	362	—	362
Intercompany loan receivable	—	252	—	(252)	—
Other current assets	—	—	148	—	148

Total Current Assets	37	252	2,828	(252)	2,865

Property, equipment and leasehold improvements, net	—	—	1,261	—	1,261
Equity investment in HDD	2,024	—	—	(2,024)	—
Equity investments in Non-Guarantors	—	2,412	—	(2,412)	—
Other assets	—	8	176	—	184

Total Assets	$2,061	$2,672	$4,265	$(4,688)	$4,310

Accounts payable	$—	$—	$878	$—	$878
Affiliate accounts payable	15	—	—	—	15
Accrued employee compensation	—	—	169	—	169
Accrued expenses	1	5	298	—	304
Accrued income taxes	—	—	48	—	48
Intercompany loan payable	—	—	252	(252)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	16	7	1,647	(252)	1,418

Other liabilities	5	—	109	—	114
Long-term debt, less current portion	—	641	97	—	738

Total Liabilities	21	648	1,853	(252)	2,270

Shareholders’ Equity	2,040	2,024	2,412	(4,436)	2,040

Total Liabilities and Shareholders’ Equity	$2,061	$2,672	$4,265	$(4,688)	$4,310

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,847	$—	$1,847

Cost of revenue	—	—	1,467	—	1,467
Product development	—	—	158	—	158
Marketing and administrative	—	—	75	—	75
Restructuring costs	—	—	—	—	—

Total operating expenses	—	—	1,700	—	1,700

Income from operations	—	—	147	—	147

Interest income	—	2	7	(2)	7
Interest expense	—	(10)	(3)	2	(11)
Equity in income of HDD	144	—	—	(144)	—
Equity in income of Non-Guarantors	—	152	—	(152)	—
Other, net	—	—	5	—	5

Other income (expense), net	144	144	9	(296)	1

Income before income taxes	144	144	156	(296)	148
Provision for income taxes	—	—	4	—	4

Net income	$144	$144	$152	$(296)	$144

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,405	$—	$3,405

Cost of revenue	—	—	2,749	—	2,749
Product development	—	—	310	—	310
Marketing and administrative	—	—	140	—	140
Restructuring costs	—	—	2	—	2

Total operating expenses	—	—	3,201	—	3,201

Income from operations	—	—	204	—	204

Interest income	—	3	13	(3)	13
Interest expense	—	(19)	(6)	3	(22)
Equity in income of HDD	198	—	—	(198)	—
Equity in income of Non-Guarantors	—	214	—	(214)	—
Other, net	—	—	9	—	9

Other income (expense), net	198	198	16	(412)	—

Income before income taxes	198	198	220	(412)	204
Provision for income taxes	—	—	6	—	6

Net income	$198	$198	$214	$(412)	$198

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$198	$198	$214	$(412)	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	233	—	233
Equity in income of HDD	(198)	—	—	198	—
Equity in income of Non-Guarantors	—	(214)	—	214	—
Other non-cash operating activities, net	—	—	11		11
Changes in operating assets and liabilities, net	7	(8)	56	—	55

Net cash provided by (used in) operating activities	7	(24)	514	—	497

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(185)	—	(185)
Purchase of short-term investments	—	—	(2,030)	—	(2,030)
Maturities and sales of short-term investments	—	—	1,960	—	1,960
Other investing activities, net	—	1	(18)	—	(17)

Net cash provided by (used in) used in investing activities	—	1	(273)	—	(272)

Financing Activities
Repayment of long-term debt	—	(1)	—	—	(1)
Issuance of common shares	41	—	—	—	41
Loan repayment to HDD from Non-Guarantor	—	40	(40)	—	—
Investment by Parent in HDD	(1)	1	—	—	—
Distribution to Parent from HDD	17	(17)	—	—	—
Distribution to shareholders	(41)	—	—	—	(41)

Net cash provided by (used in) financing activities	16	23	(40)	—	(1)

Increase (decrease) in cash and cash equivalents	23	—	201	—	224

Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$37	$—	$609	$—	$646

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$403	$404	$412	$(816)	$403
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	216	—	216
Equity in income of HDD	(404)	—	—	404	—
Equity in income of Non-Guarantors	—	(412)	—	412	—
Other non-cash operating activities, net	—	—	1	—	1
Changes in operating assets and liabilities, net	(13)	(3)	(276)	—	(292)

Net cash provided by (used in) operating activities	(14)	(11)	353	—	328

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(222)	—	(222)
Purchase of short-term investments	—	—	(2,106)	—	(2,106)
Maturities and sales of short-term investments	—	—	1,974	—	1,974
Other investing activities, net	—	2	(37)	—	(35)

Net cash provided by (used in) investing activities	—	2	(391)	—	(389)

Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares	53	—	—	—	53
Loan from HDD to Non-Guarantor	—	(10)	10	—	—
Investment by Parent in HDD	(20)	20	—	—	—
Distribution to shareholders	(36)	—	—	—	(36)

Net cash provided by (used in) financing activities	(3)	9	9	—	15

Increase (decrease) in cash and cash equivalents	(17)	—	(29)	—	(46)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$28	$—	$675	$—	$703

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended December 31, 2004 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware”, in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks business in November 2002.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronic devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in PC’s; mobile computing applications, where our products are used in notebook computers; and consumer electronic applications, where our products are used in digital video recorders (DVR’s), gaming platforms, and digital music players.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended December 31, 2004, October 1, 2004, and January 2, 2004, approximately 69%, 71%, and 57%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, Apple and EMC. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For the fiscal quarters ended December 31, 2004, October 1, 2004, and January 2, 2004, approximately 30%, 33%, and 26%, respectively, of our disc drive revenue came from customers located in North America, approximately 31%, 29%, and 33%, respectively, came from customers located in Europe and approximately 39%, 38%, and 41%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Certain Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. There may, however, be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “—Factors That May Affect Future Results” and “—Risk Factors” below, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations and financial position. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

Industry Overview. Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is experiencing several positive trends relative to overall demand including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives for non-compute applications such as music, photographic and video storage. We estimate that in the most recent quarter industry shipments of disc drives to non-gaming consumer electronic applications grew in excess of 150% from the year-ago quarter. We believe this trend has been supported by technological advances in areal density, which is the storage capacity per square inch on a disc, power consumption, ruggedness and interfaces (i.e. Compact Flash and USB). The combination of these technological advances has enabled entirely new applications outside of traditional compute applications such as consumer electronics products like MP3 players, PVR/DVR recorders and USB drives which are now among the fastest growing product segments in the industry;

•	a renewed buying cycle for consumer and commercial client computing systems. We believe that a portion of the growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We also believe that endorsement of the Serial ATA interface by our OEM customers has stimulated an increase in demand for SATA disc drive products for consumer and commercial client computing systems; and

•	a renewed growth in enterprise storage applications fueled in part by near-line and other non-mission critical applications across multiple interfaces.

Historically, the disc drive industry has exhibited a seasonal decline in unit demand in the second half of each fiscal year. However, given the dramatic rates of growth exhibited by some of the above mentioned non-compute applications in the December 2004 quarter, it is unclear whether these rates of growth will continue and have the effect of moderating the historical pattern of seasonal decline in the second half of fiscal year 2005.

Second, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, we believe that our industry is currently in a period in which the rate of growth in areal density has slowed due to increased technological complexity. The slowing advancements in areal density contributes to:

•	an increase in the rates of overall price erosion, particularly in periods where there are few new products, as the slowing rate of growth in areal density results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price;

•	an increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	a potential reduction in financial benefit from new product introductions due to a declining rate of cost reductions and the inability to introduce new higher capacity products at higher prices in traditional hard disc drive markets.

Currently, the industry is in the midst of significant product transitions and we believe, in some cases, these transitions have stimulated the growth of new markets for disc drive applications contributing to more moderate levels of price erosion. In addition, during such periods of product transitions, there is an increased potential for market share shifts among industry competitors due to factors other than price such as new product availability and quality.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. Recently, the adverse impact of oversupply of desktop disc drive products to distributors that was apparent in the first half of calendar 2004 has moderated. In this regard, the industry, excluding Seagate, exited the December 2004 quarter with what we believe to be about 5 weeks of distribution channel inventory as compared to a level in excess of 6 weeks exiting the December 2003 quarter.

Seagate Overview. We maintain a highly integrated approach to our business by designing and manufacturing components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership combined with our integrated design and manufacturing have allowed Seagate to effectively leverage its leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs as evidenced by our recently announced new products.

In June 2004 we announced several new products, thereby expanding our addressable markets to approximately 97% of the current disc drive marketplace as compared to approximately 75% previously. Our gross margins and profitability in the December 2004 quarter were positively affected by the successful introduction and customer acceptance of these new products, which address all four of our major market applications.

•	Consumer – The introduction of the new products began in the September 2004 quarter with the initial introduction of the ST1 for hand-held consumer electronic devices, which in the December 2004 quarter has already experienced significant customer acceptance and contributed to significant revenues and earnings to our operating results. In the December 2004 quarter, we expanded our offerings in the PVR/DVR market with the introduction of an industry-leading 3-disc 400GB disc drive designed for video-on-demand, high-definition television recording and home media centers.

•	Enterprise – During the December 2004 quarter, we introduced our new 10,000 rpm and 15,000 rpm enterprise storage disc drives which contributed to increased demand and record shipments for our enterprise drives.

•	Notebook – During the December 2004 quarter, we also experienced very strong demand for our new 2.5-inch form factor notebook drive, the Momentus 5400.2, with capacities up to an industry-leading 100GB.

•	Desktop – Our leading entry into the SATA market with a native solution in early calendar 2003 has enabled customers to accelerate their transition to SATA drives which represented a significant portion of our desktop shipments in the December 2004 quarter. The same 3-disc 400GB product designed for the PVR/DVR market is also targeted for emerging near-line fixed content applications.

We believe our new product introductions have initiated within the industry a period of product transitions that will continue for the next few quarters. During such a time of product transitions, there is an increased potential for significant relative market share shifts among industry competitors due to factors other than price such as new product availability and quality.

Over the past several quarters, our dependency on the distribution channel has declined due to stabilization of supply/demand, active distribution inventory management, and increased OEM demand. We exited the December 2004 quarter with less than 4 weeks of distribution channel inventory, which is less than the industry average, excluding Seagate, of about 5 weeks.

We believe that with the continued success of our new products with respect to customer demand, availability and quality, particularly those that address new markets for us, we will be able to achieve in our March 2005 quarter levels of revenues and earnings comparable to those reported in the December 2004 quarter, offsetting the normal industry seasonal decline in unit demand.

Registration of Common Shares, Consummation of Secondary Offering of Common Shares and Sale of Unregistered Common Shares

As described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report, on July 20, 2004, we filed a registration statement on Form S-3 with respect to 60,000,000 of our common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public.

On September 23, 2004, we completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder. On November 15, 2004, pursuant to Rule 144 under the Securities Act of 1933, as amended, New SAC sold 13,000,000 unregistered shares of our common stock. On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the contract, New SAC hypothecated 30,000,000 shares (the “Shares”) of the Company’s common stock and received payment for the Shares. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM. We did not receive any of the proceeds from the sale of our shares on September 23, 2004 and November 15, 2004, nor did we receive any proceeds from the forward sale contract between New SAC and GSFM.

On January 19, 2005, we filed a registration statement on Form S-3 with respect to 100,000,000 of our common shares owned by New SAC. After this registration statement is declared effective by the SEC, New SAC may sell all 100,000,000 of these common shares to the public. We will not receive any of the proceeds from the potential sale of these shares. After such sale of these shares is completed, New SAC will own 109,500,000 of our common shares, or approximately 23.4% of our outstanding common shares (based upon our outstanding common shares as of December 31, 2004).

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(dollars in millions)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenue	$1,847	$1,760	$3,405	$3,500
Cost of revenue	1,467	1,299	2,749	2,571

Gross margin	380	461	656	929

Product development	158	166	310	335
Marketing and administrative	75	73	140	151
Restructuring	—	4	2	15

Income from operations	147	218	204	428
Other income (expense), net	1	(7)	—	(17)

Income before income taxes	148	211	204	411
Provision for income taxes	4	6	6	8

Net income	$144	$205	$198	$403

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Revenue	100%	100%	100%	100%
Cost of revenue	79	74	81	73

Gross margin	21	26	19	27

Product development	9	10	9	10
Marketing and administrative	4	4	4	4
Restructuring	—	—	—	1

Income from operations	8	12	6	12
Other income (expense), net	—	—	—	—

Income before income taxes	8	12	6	12
Provision for income taxes	—	—	—	—

Net income	8%	12%	6%	12%

Revenue. Revenue for the quarter ended December 31, 2004 was $1.847 billion, up 19% from $1.558 billion in the immediately preceding quarter, and up 5% from $1.760 billion in the year-ago quarter. Revenue for the six months ended December 31, 2004 was $3.405 billion, down 3% from $3.500 billion in the year-ago six-month period. The increase in revenue from the immediately preceding quarter was primarily attributable to an increase in disc drive shipments from 21.6 million units in the previous quarter to 24.3 million units in the quarter ended December 31, 2004 and improved product mix partially offset by price erosion on older products. The increase in revenue from the year-ago quarter was primarily attributable to an increase in disc drive shipments from 21.7 million units in the year-ago quarter to 24.3 million units in the quarter ended December 31, 2004 combined with an improved product mix substantially offset by price erosion on older products. The decrease in revenue from the year-ago six-month period was primarily attributable to price erosion on older products substantially offset by an increase in disc drive shipments from 43.0 million units in the year-ago six-month period to 45.9 million units in the six months ended December 31, 2004 as well as an improved product mix.

Our overall average sales price per unit (ASP) for our products was $76 for the quarter ended December 31, 2004, up 6% from $72 in the immediately preceding quarter, and down 6% from $81 in the year-ago quarter. The increase in overall ASP from the immediately preceding quarter was primarily due to the impact of new product introductions, which typically have higher prices, and a slowing in the rate of price declines across the desktop storage and enterprise storage markets.

Unit shipments for desktop storage disc drives were 16.3 million for the quarter ended December 31, 2004, up from 15.0 million and 16.1 million in the immediately preceding and year-ago quarters, respectively.

Unit shipments for enterprise storage disc drives were 3.3 million for the quarter ended December 31, 2004, up from 3.0 million and 2.7 million in the immediately preceding and year-ago quarters, respectively.

Unit shipments for mobile computing disc drives were 1.2 million for the quarter ended December 31, 2004, up from 0.7 million in the immediately preceding quarter, and down from 1.9 million in the year-ago quarter.

Unit shipments for consumer electronics storage disc drives were 3.4 million for the quarter ended December 31, 2004, up from 2.9 million and 1.0 million in the immediately preceding quarter and year-ago quarters, respectively.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During the quarter ended December 31, 2004, sales programs recorded as contra revenue were approximately 4% of our gross revenue, compared to 6% and 8%, respectively, of our gross revenue for the immediately preceding and year-ago quarters. The decrease in sales programs as a percentage of gross revenue in our second fiscal quarter of 2005 as compared to the immediately preceding quarter was the result of a decrease in incentives offered in the distribution channel. The decrease in sales programs as a percentage of gross revenue in our second fiscal quarter of 2005 as compared to the year-ago quarter was the result of a shift in revenue mix from our distribution customers, where the various sales programs are more prevalent, to our OEM customers.

Cost of Revenue. Cost of revenue for the quarter ended December 31, 2004 was $1.467 billion, up 14% from $1.283 billion in the immediately preceding quarter, and up 13% from $1.299 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended December 31, 2004 was 20.6% as compared with 17.7% for the immediately preceding quarter, and 26.2% for the year-ago quarter. Cost of revenue for the six months ended December 31, 2004 was $2.749 billion, up 7% from $2.571 billion in the year-ago six-month period. Gross margin as a percentage of revenue for the six months ended December 31, 2004 was 19.3% as compared with 26.5% for the year-ago-six month period. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to an increasing mix of new higher-margin products and higher overall unit shipments partially offset by price erosion on older products and costs associated with new product transitions. The decrease in gross margin as a percentage of revenue from the comparable year-ago periods was primarily due to price erosion on older products and higher costs associated with new product transitions partially offset by higher overall unit shipments combined with an improved product mix.

Product Development Expense. Product development expense for the quarter ended December 31, 2004 increased by $6 million, or 4% when compared with the immediately preceding quarter, and decreased by $8 million, or 5%, when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to an increase of $7 million in employee incentive compensation and a $6 million benefit in the immediately preceding quarter resulting from the discontinuation of certain benefits associated with our post-retirement medical plan partially offset by decreases of $9 million in new program materials. The decrease in product development expense from the year-ago quarter was primarily due to decreases of $6 million in salaries resulting from reductions in staffing levels, $2 million in new program materials and $2 million in depreciation partially offset by an increase of $5 million in employee incentive compensation. Product development expense for the six months ended December 31, 2004 decreased $25 million, or 7%, when compared with the year-ago six-month period. The decrease in product development expense from the year-ago six-month period was primarily due to decreases of $16 million in salaries resulting from reductions in staffing levels and $6 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan.

Marketing and Administrative Expense. Marketing and administrative expense for the quarter ended December 31, 2004 increased by $10 million, or 15%, when compared with the immediately preceding quarter, and increased by $2 million, or 3%, when compared with the year-ago quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to an increase of $7 million in employee incentive compensation. The increase in marketing and administrative expense from the year-ago quarter was primarily due to an increase of $5 million in employee incentive compensation partially offset by a decrease of $3 million in travel expense. Marketing and administrative expense for the six months ended December 31, 2004 decreased by $11 million, or 7%, when compared with the year-ago six-month period. The decrease in marketing and administrative expense from the year-ago six-month period was primarily due to decreases of $7 million in salaries resulting from reductions in staffing levels and $3 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan.

Restructuring. In the six months ended December 31, 2004, we recorded restructuring costs of $10 million in connection with our on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements, primarily in our U.S. operations. The restructuring costs were comprised of employee termination costs of $8 million relating to a reduction in our workforce and $2 million in charges related to impaired facilities improvements as a result of the alignment plan. We estimate that these restructuring activities will reduce annual salary expense by approximately $11 million. Additionally, we reversed $9 million of our restructuring accruals comprised of $4 million relating to accrued severance benefits that were less than the amounts originally estimated and $5 million relating to the sale in the first fiscal quarter of 2005 of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring. In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions had been completed as of October 1, 2004.

Net Other Income (Expense). Net other expense decreased by $8 million for the quarter ended December 31, 2004 when compared with the year-ago quarter, and decreased by $17 million for the six months ended December 31, 2004 when compared with the year-ago six-month period. The decrease in net other expense from the year-ago quarter was primarily due to a $4 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan and an increase in interest income of $3 million resulting from higher average interest rates and a higher average balance in our interest bearing accounts. The decrease in net other expense from the year-ago six-month period was primarily due to a $6 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan, an increase in interest income of $4 million resulting from higher average interest rates and a higher average balance in our interest bearing accounts, and a $4 million gain on the sale of assets in the six months ended December 31, 2004.

Income Taxes. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The provision for income taxes recorded for the fiscal quarter and six months ended December 31, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred tax assets and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter and six-month period. The provision for income taxes for the fiscal quarter and six months ended January 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the quarter and six-month period. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. and certain foreign deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to our foreign parent holding company.

As of December 31, 2004, we have recorded net deferred tax assets of $53 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2005, 2006 and the first two fiscal quarters of 2007. Although realization is not assured, management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

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

The calculated financial ratios for the fiscal quarter ended December 31, 2004 are as follows:

	Required	December 31, 2004
Interest Coverage Ratio	Not less than 2.50	29.95
Fixed Charge Coverage Ratio	Not less than 1.50	3.47
Net Leverage Ratio	Not greater than 1.50	(1.02)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $110 million was available to these entities for borrowing as of December 31, 2004. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $40 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees as of December 31, 2004.

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

Discussion of Cash Flows

At December 31, 2004, our working capital was $1.447 billion, which included cash, cash equivalents and short-term investments of $1.476 billion. Cash, cash equivalents and short-term investments increased $293 million from July 2, 2004 to December 31, 2004. This increase was primarily due to cash provided by operating activities partially offset by investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the six months ended December 31, 2004 was $497 million and consisted primarily of net income, depreciation and amortization and an improvement in our working capital.

During the six months ended December 31, 2004, we invested approximately $185 million in property, equipment and leasehold improvements. The $185 million investment was comprised of:

•	$76 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$57 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$42 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$10 million for other purposes.

In fiscal year 2005, we expect that our investment in property and equipment will be approximately $600 million. We plan to finance these investments from existing cash balances and cash flows from operations.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

On August 20, 2004 and November 19, 2004, we made cash distributions aggregating approximately $56 million, or $0.12 per share, to our common shareholders of record as of August 6, 2004 and November 5, 2004, respectively. With respect to the cash distribution on November 19, 2004, New SAC’s portion, which amounted to approximately $15 million, was inadvertently not paid until January 2005. On January 18, 2005, our board of directors declared a quarterly distribution of $0.06 per share to be paid on or before February 18, 2005 to our common shareholders of record as of February 4, 2005.

We are currently paying our common shareholders a quarterly distribution of up to $0.06 per share (up to $0.24 per share annually). We are restricted in our ability to pay distributions by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of distributions is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement, which was amended on September 2, 2004, at least seven members of our board of directors must approve the payment of distributions in excess of 15% of our net income in the prior fiscal year. In deciding whether or not to declare quarterly distributions, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, the impact of paying distributions on our credit ratings and such other factors as our board of directors may deem relevant.

Our principal sources of liquidity as of December 31, 2004 consisted of: (1) $1.476 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $40 million had been used for outstanding letters of credit and bankers’ guarantees as of December 31, 2004, and (3) cash we expect to generate from operations during this fiscal year.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, since the second half of fiscal year 2002 and through fiscal years 2003, 2004 and the six months ended December 31, 2004, we have made distributions to our shareholders.

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

Establishment of Sales Program Accruals. We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second fiscal quarter of 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories of our products are at historically low levels. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. We recently introduced a number of new products, of which we are in the early stages of volume shipment. In addition, effective June 1, 2004, we extended our standard warranty from one year to five years on all internal PC and notebook disc drives shipped through the distribution and retail channels. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. The actual results with regard to warranty expenditures could have a material adverse effect on us if the actual rate of unit failure is greater than what we used in estimating the warranty expense accrual.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with our first fiscal quarter of 2006, we will be required to adopt SFAS 151. We are currently evaluating the impact, if any, that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS 123-R, which supersedes APBO 25, and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No.95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with our first fiscal quarter of 2006, we will be required to adopt SFAS 123, as amended by SFAS 123-R, and will use a modified version of the prospective application resulting in share-based award compensation costs being recognized in our financial results. We have historically provided pro forma disclosures reflecting the effects of such compensation costs on our results of operations and financial condition in our notes to consolidated financial statements. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share.

Factors That May Affect Future Results

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as industry, operational, liquidity, and other risks, are described elsewhere in this quarterly report or in our annual report on Form 10-K as filed with the SEC on August 10, 2004, and as amended on Form 10-K/A filed on September 3, 2004 (our “Annual Report”). Any factor described in this quarterly report or in our Annual Report could, by itself or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this quarterly report or in our Annual Report that could cause results to differ from our expectations. The factors described under the caption “Risk Factors” in Item 7 of our Annual Report are incorporated herein by reference.

Risk Factors

Competition—Our industry is highly competitive and our products have experienced significant price erosion and market share variability.

Even during periods when demand is stable, the disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We may need to reduce our prices to retain our market share, which could adversely affect our results of operations. Based on our recent experience in the industry with respect to new product introductions, we believe that the rate of growth in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion. To the extent that historical price erosion patterns continue, product life cycles may lengthen, our competitors may have more time to enter the market for a particular product and we may be unable to offset these factors with new product introductions at higher average prices. A second trend that may contribute to increased average price erosion is the growth of sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increase the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

Moreover, a significant portion of our success over the past few years, including the positive results of the December 2004 quarter, has been a result of increasing our market share at the expense of our competitors. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as the slowing rate of growth in areal density has resulted in longer product cycles and more time for our competitors to enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. Any significant decline in our market share would adversely affect our results of operations.

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

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Captive	Independent
Fujitsu Limited	Maxtor Corporation
Hitachi Global Storage Technologies	Western Digital Corporation
Samsung Electronics Incorporated	Cornice Inc.
Toshiba Corporation	GS Magicstor Inc.

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

In June 2004, we announced 12 new disc drive products, which are being introduced during the current fiscal year, many of which address disc drive applications for which we previously had no product offerings. Some of these new products introduce new form factors, such as our first 1-inch form factor disc drive and our first 2.5-inch form factor disc drive for enterprise applications. Some of these new products also introduce higher levels of areal density than our existing products. We believe that our financial results, including our ability to achieve the results included in publicly announced forecasts will depend heavily on the successful introduction and customer acceptance of these new products.

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

Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor disc drives for an expanding number of applications, including personal computers, enterprise storage applications and consumer electronic devices. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Notebook computers typically use 2.5-inch form factor disc drives. We initiated volume shipments of our Momentus notebook disc drive to a number of OEMs in the second fiscal quarter of 2004. These shipments materially contributed to our results of operations in the second fiscal quarter. However, at the time, our products only addressed a limited portion of the existing notebook market and in our third fiscal quarter of 2004, an oversupply of notebook disc drives in the supply chain led to a significant reduction in our shipments of Momentus disc drives which adversely impacted our results of operations. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. These products are being introduced during the current fiscal year. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from and shipment of products to key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

In contrast to historical trends, based on our recent experience in the industry with respect to new product introductions, we believe that the current rate of growth in areal density is slowing from the rate of the last several years. We believe that this slowdown in the rate of growth in areal density will continue until a significant advance in technology for the electronic storage of data, such as perpendicular recording technology, becomes commercially available.

When the rate of growth in areal density slows, it may contribute to increased average price erosion to the extent historical price erosion patterns continue, a limitation in our ability to introduce new products at higher prices and lengthened product life cycles which permits competitors more time to enter the market for a particular type of disc drive. In addition, the lengthening of product life cycles can make planning product transitions more difficult. To the extent that we prematurely discontinue a product, or do not timely introduce new products, our operating results may be adversely affected.

Because the rate of growth in areal density is slowing, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through a reduction in components such as read/write heads and discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing rate of growth in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases, it is difficult to obtain higher prices for new products.

Importance of Time-to-Market—Our operating results may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the rate of growth in areal density resumes its historical rate, if we fail to:

•	consistently maintain our time-to-market performance with our new products;

•	produce these products in sufficient volume;

•	qualify these products with key customers on a timely basis by meeting our customers’ performance and quality specifications; or

•	achieve acceptable manufacturing yields, quality and costs with these products.

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

The cost, quality and availability of some equipment, components and raw materials used to manufacture disc drives and other information storage products are critical to the successful manufacture of these products. The equipment we use to manufacture our products is frequently custom made and comes from a few suppliers. Particularly important components include read/write heads, recording media, application-specific integrated circuits, or ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices for some components or raw materials, such as precious metals, that were in short supply in the industry in general.

In addition, the recent increases in demand for our small form factor mobile products, such as our ST1 and Momentus drives, could lead to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives.

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

Some of our key customers, including Hewlett-Packard, Dell, IBM, Apple and EMC, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Delaware entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. We filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. Western Digital has opposed our election to retain the benefits of the license. The Bankruptcy Court set a hearing for May 18, 2005, regarding Seagate’s rights to a license and gave Western Digital 120 days to explain what intellectual property it believes is available to assume under the Quinta/Read-Rite Development Agreement. We believe the Quinta agreement was resolved by a May 2000 agreement to jointly own the patents filed as a result of the joint development.

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

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. All of the incentive compensation provided to our senior management at the time of the privatization vested as of November 2004. We may not be able to provide our senior management with adequate additional incentives to remain employed by us after this time. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

We are evaluating our internal controls systems in order to allow management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification requirements of, and prepare for the auditor attestation under Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

Ownership of Our Common Shares by Our Sponsor Group—Because our sponsor group, through its ownership of New SAC, will continue to hold a significant interest in us, the influence of our public shareholders over significant corporate actions will be limited.

As of January 10, 2005, New SAC owns approximately 44.8% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of January 10, 2004, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 14.2%, 9.9%, 5.1%, 2.9% and 1.0%, respectively, of our outstanding common shares. The sponsors’ and our managements’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders.

While New SAC now holds less than 50% of our outstanding common shares and has lost certain contractual rights under our shareholders agreement, it continues to have significant influence over matters such as the election of our directors; control over business, policies and affairs; and other matters submitted to our shareholders. Also, New SAC is not prohibited from selling a significant interest in us to a third party.

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of New SAC, which is controlled by the members of our sponsor group. Conflicts of interest could arise between us, and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain significant influence over us for the foreseeable future, even if New SAC distributes its shares in us to the New SAC shareholders. The members of our sponsor group may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts; and

•	the sale of our common shares held by New SAC.

Failure to Pay Quarterly Distributions—Our failure to pay quarterly distributions to our common shareholders could cause the market price of our common shares to decline significantly.

We made quarterly cash distributions of $0.06 per share on each of August 20, 2004 and November 19, 2004 to our common shareholders of record as of August 6, 2004 and November 5, 2004, respectively. We have declared a quarterly cash distribution of $0.06 per share to be paid on or before February 18, 2005 to our common shareholders of record as of February 4, 2005.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2004. All investments mature in three years or less.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value December 31, 2004
	(in millions)
Assets
Cash equivalents:
Fixed rate	$582						$582	$582
Average interest rate	2.32%						2.32%

Short-term investments:
Fixed rate	$16	$92	$361	$23			$492	$489
Average interest rate	3.50%	2.93%	2.98%	3.43%			3.01%

Variable rate	$341						$341	$341
Average interest rate	2.44%						2.44%

Total investment securities	$939	$92	$361	$23			$1,415	$1,412
Average interest rate	2.38%	2.93%	2.98%	3.43%			2.59%

Long-Term Debt
Fixed rate						$400	$400	$434
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B (LIBOR +2%)	$2	$4	$336				$342	$342
	4.31%	4.31%	4.31%				4.31%

Foreign Currency Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the first three fiscal quarters of 2004, all foreign currency cash flow requirements were met using spot foreign exchange transactions. In the fourth fiscal quarter of 2004, we instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. As of December 31, 2004, we did not have any open hedging positions with respect to our foreign currency hedging program.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2004, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and QuietTM technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit, and we intend to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench.

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

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court. We believe the claims are without merit, and we intend to defend against them vigorously.

Read-Rite Corporation—In order to clarify our rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. We objected to Western Digital’s assumption of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. Western Digital has opposed our election to retain the benefits of the license. The Bankruptcy Court set a hearing for May 18, 2005, regarding Seagate’s rights to a license and gave Western Digital 120 days to explain what intellectual property it believes is available to assume under the Quinta/Read-Rite Development Agreement. We believe the Quinta agreement was resolved by a May 2000 agreement to jointly own the patents filed as a result of the joint development.

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

The former employee has alleged that we dismissed him because he asserted that we had incorrectly reallocated certain expenses between costs of goods sold and research and development costs in our financial statements. The reallocations, which we did record, were related to a broad company restructuring that changed the focus of activities at various locations as between manufacturing and research and development. These reallocations had no impact on either revenues or earnings and were detailed in our financial statements contained in our initial public offering prospectus. Moreover, we reviewed the reallocations, as well as our financial statement disclosures regarding them, with our independent auditors and the members of the audit committee of our board of directors at the time of our initial public offering in light of the employee’s allegations. Based upon our review, which included an investigation by independent counsel and independent accountants reporting to our audit committee, we believe that all reallocations were appropriate, the associated disclosure was complete, and that all of the employee’s allegations are without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the six months ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Shareholders was held on October 28, 2004. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(1)	The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	FOR	WITHHELD
William W. Bradley	441,728,453	595,146
James G. Coulter	435,912,575	6,411,024
James A. Davidson	435,923,630	6,399,969
Glenn H. Hutchins	435,944,959	6,378,640
Donald E. Kiernan	442,031,445	292,154
Stephen J. Luczo	439,451,568	2,872,031
David F. Marquardt	439,439,048	2,884,551
Lydia M. Marshall	442,030,717	292,882
Gregorio Reyes	441,087,520	1,236,079
John W. Thompson	442,017,816	305,783
William D. Watkins	441,563,252	760,347

(2)	The shareholders approved the adoption of the 2004 Stock Compensation Plan and the reservation of 27,500,000 of our common shares for issuance thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
317,463,812	93,014,345	798,401	30,242,891

(3)	The shareholders ratified the appointment of Ernst & Young LLP to serve as our auditors for the fiscal year ending July 1, 2005.

FOR	AGAINST	ABSTAIN
442,025,327	259,921	38,351

(4)	The shareholders approved, by special resolution, the adoption of our Third Amended and Restated Memorandum and Articles of Association.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
406,751,934	3,903,486	1,425,289	30,242,890

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on October 29, 2004)

10.25	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.26	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers) (incorporated by reference to Exhibit 10.26 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.27	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees) (incorporated by reference to Exhibit 10.27 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: January 28, 2005	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director
(Principal Executive Officer)

DATE: January 28, 2005	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)