Form 10-Q
period 2005-04-01
SEAGATE TECHNOLOGY
filed 2005-04-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

As of April 21, 2005, 474,459,400 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 1, 2005	July 2, 2004 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$720	$422
Short-term investments	975	761
Accounts receivable, net	988	690
Affiliate accounts receivable	—	1
Inventories	412	449
Other current assets	127	138

Total Current Assets	3,222	2,461

Property, equipment and leasehold improvements, net	1,346	1,301
Other assets, net	189	180

Total Assets	$4,757	$3,942

LIABILITIES
Accounts payable	$1,005	$740
Accrued employee compensation	210	141
Accrued expenses	331	315
Accrued income taxes	48	48
Current portion of long-term debt	4	4

Total Current Liabilities	1,598	1,248
Other liabilities	145	100
Long-term debt, less current portion	738	739

Total Liabilities	2,481	2,087

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	646	650
Deferred stock compensation	(4)	(6)
Accumulated other comprehensive income (loss)	(7)	(3)
Retained earnings	1,641	1,214

Total Shareholders’ Equity	2,276	1,855

Total Liabilities and Shareholders’ Equity	$4,757	$3,942

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 2, 2004.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Revenue	$1,969	$1,388	$5,374	$4,888

Cost of revenue	1,492	1,087	4,241	3,658
Product development	164	169	474	505
Marketing and administrative	78	73	219	224
Restructuring costs, net	(2)	6	(1)	20

Total operating expenses	1,732	1,335	4,933	4,407

Income from operations	237	53	441	481

Interest income	10	4	23	13
Interest expense	(13)	(11)	(35)	(35)
Other, net	3	—	12	(1)

Other income (expense), net	—	(7)	—	(23)

Income before income taxes	237	46	441	458
Provision for (benefit from) income taxes	8	(113)	14	(105)

Net income	$229	$159	$427	$563

Net income per share:
Basic	$0.49	$0.35	$0.92	$1.25
Diluted	0.45	0.32	0.85	1.13
Number of shares used in per share calculations:
Basic	472	455	466	450
Diluted	507	498	500	499

Dividends declared per share	$0.06	$0.06	$0.18	$0.14

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	April 1, 2005	April 2, 2004
OPERATING ACTIVITIES
Net income	$427	$563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	345	321
VERITAS tax indemnification	—	(125)
Other non-cash operating activities, net	15	4
Changes in operating assets and liabilities:
Accounts receivable	(297)	(38)
Inventories	37	(163)
Accounts payable	265	74
Accrued expenses, employee compensation and warranty	83	(21)
Accrued income taxes	—	8
Other assets and liabilities, net	53	(62)

Net cash provided by operating activities	928	561

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(384)	(375)
Purchases of short-term investments	(3,381)	(3,119)
Maturities and sales of short-term investments	3,164	2,935
Other investing activities, net	(24)	(37)

Net cash (used in) investing activities	(625)	(596)

FINANCING ACTIVITIES
Repayment of long-term debt	(1)	(4)
Issuance of common shares	80	89
Distributions to shareholders	(84)	(63)

Net cash (used in) provided by financing activities	(5)	22

Increase (decrease) in cash and cash equivalents	298	(13)
Cash and cash equivalents at the beginning of the period	422	749

Cash and cash equivalents at the end of the period	$720	$736

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$28	$25
Cash paid for income taxes, net of refunds	9	9

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended April 1, 2005

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 2, 2004	460	$—	$650	$(6)	$1,211	$1,855
Comprehensive income:
Unrealized loss on marketable securities					(4)	(4)
Net income					427	427

Comprehensive income						423

Issuance of common shares related to exercise of employee stock options	9		32			32
Issuance of common shares related to employee stock purchase plan	5		48			48
Dividends to shareholders			(84)			(84)
Amortization of deferred stock compensation				2		2

Balance at April 1, 2005	474	$—	$646	$(4)	$1,634	$2,276

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations — The Company designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in personal video recorders/digital video recorders (PVR’s/DVR’s), gaming platforms and digital music players. The Company sells its disc drives primarily to major original equipment manufacturers, or OEMs, distributors and retailers.

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

The results of operations for the nine months ended April 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2005.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended April 1, 2005 and April 2, 2004 were comprised of 13 weeks. The nine months ended April 1, 2005 and April 2, 2004 were comprised of 39 weeks and 40 weeks, respectively. Fiscal year 2005 will be comprised of 52 weeks and will end on July 1, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended April 1, 2005 and April 2, 2004:

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(In millions, except per share data)
Numerator:
Net Income	$229	$159	$427	$563

Denominator:
Denominator for basic net income per share—weighted average number of common shares outstanding during the period	472	455	466	450
Incremental common shares attributable to the exercise of outstanding options	35	43	34	49

Denominator for diluted net income per share—weighted average shares	507	498	500	499

Earnings per share:
Basic	$0.49	$0.35	$0.92	$1.25

Diluted	$0.45	$0.32	$0.85	$1.13

Pro Forma Effects of Stock-Based Compensation on Earnings Per Share

The Company continues to use the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APBO 25”) and related interpretations in accounting for employee stock options until required otherwise by FASB Statement No. 123-R, (“SFAS 123-R”). See Note 9, Recent Accounting Pronouncements. The alternative fair-value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(In millions, except per share data)
Net income—as reported	$229	$159	$427	$563
Add-back: Stock-based employee compensation included in net income	1	1	2	2
Deduct: Total stock-based employee compensation determined under fair-value method	(21)	(17)	(53)	(50)

Net income—pro forma	$209	$143	$376	$515
Earnings per share:
Basic—as reported	$0.49	$0.35	$0.92	$1.25

Basic—pro forma	$0.44	$0.31	$0.81	$1.14

Diluted—as reported	$0.45	$0.32	$0.85	$1.13

Diluted—pro forma	$0.42	$0.29	$0.76	$1.04

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures in future periods or accounting under SFAS 123-R. See Note 4, Stock-Based Compensation, for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS 123 and Note 9, Recent Accounting Pronouncements, for a discussion of SFAS 123-R.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Registration of Common Shares, Consummation of Secondary Offerings of Common Shares and Sale of Unregistered Common Shares by New SAC

On July 20, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) with respect to 60,000,000 of its common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public. On September 23, 2004, the Company completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder. New SAC received proceeds of approximately $411 million and distributed its proceeds to holders of its ordinary shares including approximately $66 million distributed to current and former officers and employees of the Company who hold ordinary shares of New SAC.

On November 15, 2004, pursuant to Rule 144 under the Securities Act of 1933, as amended, New SAC sold 13,000,000 unregistered shares of the Company’s common stock. New SAC received proceeds of approximately $182 million and distributed its proceeds to holders of its ordinary shares including approximately $29 million to current and former officers and employees of the Company who hold ordinary shares of New SAC.

On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the contract, New SAC hypothecated 30,000,000 of the Company’s common shares (the “Shares”), received proceeds of approximately $499 million and distributed these proceeds to holders of its ordinary shares including approximately $79 million to current and former officers and employees of the Company who hold ordinary shares of New SAC. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM. On June 15, 2005, final settlement of the Shares will occur pursuant to the forward sale contract. At that time, any remaining interest in the Shares will be transferred to GSFM and any short position that GSFM or its affiliates may be maintaining with regard to the Shares will be closed out.

The Company did not receive any of the proceeds from New SAC’s sale of its shares on September 23, 2004 and November 15, 2004, nor did it receive any proceeds from the December 9, 2004 forward sale contract between New SAC and GSFM. After these transactions, New SAC held 209,500,000 common shares, or approximately 44.2% of the Company’s outstanding common shares as of April 1, 2005.

On April 21, 2005, pursuant to Rule 144, New SAC sold 15,000,000 unregistered shares of the Company’s common stock and received gross proceeds of $277 million. The Company did not receive any of the proceeds from the sale of these shares by New SAC.

On January 19, 2005, the Company filed a registration statement on Form S-3 with the SEC with respect to 100,000,000 common shares of the Company owned by New SAC. On March 15, 2005, the SEC declared this registration statement effective, thus allowing New SAC to sell all 100,000,000 of these common shares to the public. The Company will not receive any of the proceeds from the potential sale of these shares by New SAC. After such sale of these common shares is completed, New SAC will own 94,500,000 of the Company’s common shares, or approximately 19.9% of the Company’s outstanding common shares based upon the Company’s outstanding common shares as of April 21, 2005.

On March 7, 2005, New SAC announced that it expected to sell only up to 25,000,000 of the Company’s common shares registered on the January 19, 2005 registration statement prior to August 2005. New SAC may also continue to sell shares from time to time under Rule 144, which limits the volume of such shares to the greater of 1% of the Company’s outstanding common shares or the average weekly trading volume of the Company’s common shares for the four weeks preceding any trade. On March 7, 2005, New SAC also announced that it expected to make quarterly distributions of 25,000,000 of the Company’s common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100,000,000 common shares over the next year. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. New SAC also announced on March 7, 2005 that the shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

As of the date of this quarterly report, New SAC has not yet sold any shares under the January 19, 2005 registration statement. Any sale of the shares registered through the January 19, 2005 registration statement will be reflected in a Form 4 filing with the SEC within 48 hours of such sale or transfer. In addition, a prospectus supplement will be filed with the SEC in connection with any such sale.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Balance Sheet Information

	April 1, 2005	July 2, 2004
	(In millions)
Accounts Receivable:

Accounts receivable	$1,020	$720
Allowance for doubtful accounts	(32)	(30)

	$988	$690

Inventories:

Components	$130	$91
Work-in-process	66	39
Finished goods	216	319

	$412	$449

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements	$2,893	$2,540
Accumulated depreciation and amortization	(1,547)	(1,239)

	$1,346	$1,301

Accrued Warranty:

Short-term accrued warranty included in accrued expenses on the balance sheet	$91	$78
Long-term accrued warranty included in other liabilities on the balance sheet	92	47

	$183	$125

Long-Term Debt and Credit Facilities

The Company’s senior secured credit facilities, comprised of a five-year $350 million term loan facility and a $150 million revolving credit facility, are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary, and many of HDD’s subsidiaries. The Company and many of its direct and indirect subsidiaries have guaranteed the obligations under the senior secured credit facilities. HDD has also issued $400 million aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes on a full and unconditional basis. See Note 12, Condensed Consolidating Financial Information.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The Company’s provision for income taxes recorded for the three and nine months ended April 1, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) U.S. federal and state tax impact related to U.S. restructuring costs recorded in the three and nine months ended April 1, 2005. The Company’s provision for income taxes for the three and nine months ended April 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) and increase in the valuation allowance recorded for U.S. deferred tax assets, (iii) the reversal of the $125 million tax indemnification amount for VERITAS Software Corporation (further described below), and (iv) U.S. tax benefits related to U.S. restructuring costs recorded in the three and nine months ended April 2, 2004. Based on its foreign ownership structure and subject to potential future increases in its valuation allowance for U.S. deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to the Company’s foreign parent holding company.

As of April 1, 2005, the Company has recorded net deferred tax assets of $47 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. taxable income in fiscal years 2005, 2006 and 2007. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. taxable income.

During the three months ended April 1, 2005, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (“IRC Sec. 382”) due to the sale of additional common shares to the public by its largest shareholder, New SAC. As a result, the Company’s pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of the Company’s U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Sec. 382(f)) in effect at that time. The annual limitation of approximately $34 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Sec. 382 limitation for those years. To the extent the Company believes it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided. The IRC Sec. 382 limitation is not expected to have an impact on the Company’s effective tax rate in the current fiscal year.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Income Taxes (continued)

The Internal Revenue Service is currently examining the Company’s federal income tax returns for the fiscal years ended in 2001 and 2002. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

In the three months ended April 2, 2004, the Company recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Technology, Inc., Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by the Company in connection with the purchase of the operating assets of Seagate Technology, Inc. and represented U.S. tax liabilities previously accrued by Seagate Technology, Inc. for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, management determined that the $125 million accrual for the tax indemnification was no longer required and should be reversed as of the close of the three months ended April 2, 2004.

4. Stock-Based Compensation

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Through April 1, 2005, options to purchase 98,407,777 common shares were granted to employees under the 2001 Plan, net of cancellations and 9,719,036 shares were exercised and issued during the nine months ended April 1, 2005 at a weighted average exercise price of $3.24.

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

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company recorded deferred stock compensation aggregating $10.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through April 1, 2005, the Company has amortized approximately $7 million of such compensation expense.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20,000,000 of the Company’s common shares have been authorized for issuance under the ESPP, plus an automatic annual increase on the first day of the Company’s fiscal years beginning in 2003 equal to the lesser of 2,500,000 shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75,000,000 shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions, generally at 85% of the fair-market value of the common stock. The ESPP has two six-month purchase periods and contains a “rollover” feature if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the beginning of the offering period. In that case, the plan is immediately canceled after that purchase date, and a new one-year plan is established using the then-current stock price as the base purchase price. The following table shows the associated shares issued and their respective weighted-average purchase price during the nine months ended April 1, 2005.

	January 31, 2005	July 30, 2004
Purchase date

Shares issued	2,482,278	2,484,105
Weighted-average purchase price per share	$10.05	$10.17

Assumptions Used in Determining Pro Forma Information—See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share, for pro forma information on net income and earnings per share required under SFAS 123, as amended by SFAS 148.

Up until the Company’s initial public offering of its common shares on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility. For all employee stock options issued between December 11, 2002 and October 1, 2004, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors because the Company did not have a sufficient trading history. Beginning with its quarter ended December 31, 2004, the Company’s volatility factor was estimated using its own trading history.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

The fair value of the Company’s stock options granted to employees for the three and nine months ended April 1, 2005 and April 2, 2004 was estimated using the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Option Plan Shares
Expected life (in years)	3.5	3.0	3.0 – 3.5	3.0
Risk-free interest rate	3.4%	1.8%	2.9 – 3.4%	1.8 – 2.4%
Volatility	0.5	0.8	0.5 – 0.8	0.8
Expected dividend	1.3 – 1.9%	0.8 – 1.5%	1.3 –2.3%	0.5 – 1.5%
Estimated forfeiture percentage	2.0%	—	2.0%	—
Fair value	$6.34	$8.54	$6.55	$12.04
ESPP Plan Shares
Expected life (in years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	1.5 – 2.2%	1.1 – 1.3%	1.6 – 2.0%	1.1 – 1.3%
Volatility	0.4	0.5 – 0.7	0.3 – 0.6	0.5 – 1.0
Expected dividend	1.9%	1.5%	1.9 – 2.1%	1.5%
Fair value	$4.51	$3.41	$3.87	$3.41

5. Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60. In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued prior to July 2, 2004 for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first fiscal quarter of 2005 related to this reduction in benefit obligation. Other than the $14 million reduction in the accrued benefit obligation, the components of net periodic benefit cost associated with the Company’s post-retirement medical plan for the nine months ended April 1, 2005 and April 2, 2004 were insignificant.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Restructuring Costs

During the nine months ended April 1, 2005, the Company recorded restructuring costs of $11 million in connection with its on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs of approximately $8 million relating to a reduction in the Company’s workforce and approximately $3 million in charges related to impaired facility improvements as a result of the alignment plan. The Company expects these restructuring activities to be substantially completed by July 1, 2005. Additionally, the Company reversed approximately $12 million of its restructuring accruals comprised of approximately $4 million recorded in fiscal year 2005 and $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than amounts originally estimated, and approximately $5 million relating to the sale in the first fiscal quarter of 2005 of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring.

In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions were completed as of October 1, 2004.

The following table summarizes the activity in the Company’s restructuring accrual for the nine months ended April 1, 2005:

Severance and Benefits
(In millions)
Accrual balance, July 2, 2004	$27
Restructuring charges	11
Cash payments	(26)
Adjustments	(7)

Accrual balance, April 1, 2005	$5

7. Comprehensive Income

For the three and nine months ended April 1, 2005, comprehensive income included net income and $4 million of unrealized losses on marketable securities, and with respect to the nine months ended April 1, 2005, an immaterial amount of unrealized losses on foreign currency forward exchange contracts. For the three and nine months ended April 2, 2004, comprehensive income included net income and in insignificant amount of unrealized gains on marketable securities. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency forward exchange contracts as components of accumulated other comprehensive income (loss).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Guarantees

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. In July 2004, the Company implemented its five-year warranty, effective June 1, 2004, on all of its internal desktop and mobile computing disc drives shipped through its distribution and retail channels. The Company uses estimated repair or replacement costs and statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended April 1, 2005 and April 2, 2004 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(In millions)
Balance, beginning of period	$147	$140	$125	$134
Warranties issued	32	15	95	57
Repairs and replacements	(26)	(33)	(87)	(111)
Changes in liability for pre- existing warranties, including expirations	30	7	50	49

Balance, end of period	$183	$129	$183	$129

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with its first fiscal quarter of 2006, the Company will be required to adopt SFAS 151. The Company is currently evaluating the impact, if any, that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS 123-R, which supersedes APBO 25, and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No.95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with its first fiscal quarter of 2006, the Company will be required to adopt SFAS 123, as amended by SFAS 123-R, and will recognize share-based compensation costs in its financial results. Assuming the Company’s share-based compensation practices remain the same it expects that the adoption of SFAS 123-R will have a material impact on its reported financial results. The Company currently provides pro forma disclosures reflecting the effects of share-based compensation costs on its results of operations. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share. The calculation of compensation cost for share-based compensation under SFAS 123-R may be different from the calculation of compensation cost under SFAS 123. The Company is currently evaluating its stock-based compensation plans and the impact of adopting SFAS 123-R and it expects to complete its assessment prior to filing its Form 10-K for the year ended July 1, 2005.

10. Executive Officer Receivables

At April 1, 2005, amounts receivable from one executive officer totaled $0.3 million. This loan was made during fiscal year 2001 and bears interest at 8% per year and is due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of this loan, certain principal amounts and all accrued and unpaid interest will be forgiven if this executive officer remains employed for a specified period of time. In the periods in which this executive officer fulfills his employment obligations, the amount of principal and interest, which is forgiven ratably over his required employment term, is charged to compensation expense.

11. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information

On May 13, 2002, HDD issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at April 1, 2005 and July 2, 2004, the condensed consolidating statements of operations for the three and nine months ended April 1, 2005 and April 2, 2004, and the condensed consolidating statements of cash flows for the nine months ended April 1, 2005 and April 2, 2004. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

Condensed Consolidating Balance Sheet

April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$37	$—	$683	$—	$720
Short-term investments	—	—	975	—	975
Accounts receivable, net	—	—	988	—	988
Inventories	—	—	412	—	412
Intercompany loan receivable	—	246	—	(246)	—
Other current assets	—	—	127	—	127

Total Current Assets	37	246	3,185	(246)	3,222

Property, equipment and leasehold improvements, net	—	—	1,346	—	1,346
Equity investment in HDD	2,247	—	—	(2,247)	—
Equity investments in Non-Guarantors	—	2,649	—	(2,649)	—
Other assets	—	8	181	—	189

Total Assets	$2,284	$2,903	$4,712	$(5,142)	$4,757

Accounts payable	$—	$—	$1,005	$—	$1,005
Accrued employee compensation	—	—	210	—	210
Accrued expenses	—	13	318	—	331
Accrued income taxes	—	—	48	—	48
Intercompany loan payable	—	—	246	(246)	—
Current portion of long-term debt	—	2	2	—	4

Total Current Liabilities	—	15	1,829	(246)	1,598

Other liabilities	8	—	137	—	145
Long-term debt, less current portion	—	641	97	—	738

Total Liabilities	8	656	2,063	(246)	2,481

Shareholders’ Equity	2,276	2,247	2,649	(4,896)	2,276

Total Liabilities and Shareholders’ Equity	$2,284	$2,903	$4,712	$(5,142)	$4,757

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Balance Sheet

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Operations

Three Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,969	$—	$1,969

Cost of revenue	—	—	1,492	—	1,492
Product development	—	—	164	—	164
Marketing and administrative	—	—	78	—	78
Restructuring costs	—	—	(2)	—	(2)

Total operating expenses	—	—	1,732	—	1,732

Income from operations	—	—	237	—	237

Interest income	—	2	10	(2)	10
Interest expense	—	(11)	(4)	2	(13)
Equity in income of HDD	229	—	—	(229)	—
Equity in income of Non-Guarantors	—	238	—	(238)	—
Other, net	—	—	3	—	3

Other income (expense), net	229	229	9	(467)	—

Income before income taxes	229	229	246	(467)	237
Provision for income taxes	—	—	8	—	8

Net income	$229	$229	$238	$(467)	$229

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Operations

Nine Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$5,374	$—	$5,374

Cost of revenue	—	—	4,241	—	4,241
Product development	—	—	474	—	474
Marketing and administrative	—	—	219	—	219
Restructuring costs	—	—	(1)	—	(1)

Total operating expenses	—	—	4,933	—	4,933

Income from operations	—	—	441	—	441

Interest income	—	5	23	(5)	23
Interest expense	—	(30)	(10)	5	(35)
Equity in income of HDD	427	—	—	(427)	—
Equity in income of Non-Guarantors	—	452	—	(452)	—
Other, net	—	—	12	—	12

Other income (expense), net	427	427	25	(879)	—

Income before income taxes	427	427	466	(879)	441
Provision for income taxes	—	—	14	—	14

Net income	$427	$427	$452	$(879)	$427

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$427	$427	$452	$(879)	$427
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	345	—	345
Equity in income of HDD	(427)	—	—	427	—
Equity in income of Non-Guarantors	—	(452)	—	452	—
Other non-cash operating activities, net	—	—	15		15
Changes in operating assets and liabilities, net	5	1	135	—	141

Net cash provided by (used in) operating activities	5	(24)	947	—	928

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(384)	—	(384)
Purchase of short-term investments	—	—	(3,381)	—	(3,381)
Maturities and sales of short-term investments	—	—	3,164	—	3,164
Other investing activities, net	—	1	(25)	—	(24)

Net cash provided by (used in) used in investing activities	—	1	(626)	—	(625)

Financing Activities
Repayment of long-term debt	—	(1)	—	—	(1)
Issuance of common shares	80	—	—	—	80
Loan repayment to HDD from Non-Guarantor	—	46	(46)	—	—
Investment by Parent in HDD	(1)	1	—	—	—
Distribution to Parent from HDD	23	(23)	—	—	—
Distribution to shareholders	(84)	—	—	—	(84)

Net cash provided by (used in) financing activities	18	23	(46)	—	(5)

Increase in cash and cash equivalents	23	—	275	—	298

Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$37	$—	$683	$—	$720

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Operations

Three Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,388	$—	$1,388

Cost of revenue	—	—	1,087	—	1,087
Product development	—	—	169	—	169
Marketing and administrative	—	—	73	—	73
Restructuring costs	—	—	6	—	6

Total operating expenses	—	—	1,335	—	1,335

Income from operations	—	—	53	—	53

Interest income	—	6	4	(6)	4
Interest expense	—	(10)	(7)	6	(11)
Equity in income of HDD	159	—	—	(159)	—
Equity in income of Non-Guarantors	—	163	—	(163)	—
Other, net	—	—	—	—	—

Other income (expense), net	159	159	(3)	(322)	(7)

Income before income taxes	159	159	50	(322)	46
Benefit from income taxes	—	—	(113)	—	(113)

Net income	$159	$159	$163	$(322)	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Operations

Nine Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,888	$—	$4,888

Cost of revenue	—	—	3,658	—	3,658
Product development	—	—	505	—	505
Marketing and administrative	1	—	223	—	224
Restructuring costs	—	—	20	—	20

Total operating expenses	1	—	4,406	—	4,407

Income (loss) from operations	(1)	—	482	—	481

Interest income	—	20	11	(18)	13
Interest expense	—	(32)	(21)	18	(35)
Equity in income of HDD	564	—	—	(564)	—
Equity in income of Non-Guarantors	—	576	—	(576)	—
Other, net	—	—	(1)	—	(1)

Other income (expense), net	564	564	(11)	(1,140)	(23)

Income before income taxes	563	564	471	(1,140)	458
Benefit from income taxes	—	—	(105)	—	(105)

Net income	$563	$564	$576	$(1,140)	$563

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended April 2, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$563	$564	$576	$(1,140)	$563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	321	—	321
VERITAS tax indemnification	—	—	(125)	—	(125)
Equity in income of HDD	(564)	—	—	564	—
Equity in income of Non-Guarantors	—	(576)	—	576	—
Other non-cash operating activities, net	—	—	4	—	4
Changes in operating assets and liabilities, net	(14)	4	(192)	—	(202)

Net cash provided by (used in) operating activities	(15)	(8)	584	—	561

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(375)	—	(375)
Purchase of short-term investments	—	—	(3,119)	—	(3,119)
Maturities and sales of short-term investments	—	—	2,935	—	2,935
Other investing activities, net	—	2	(39)	—	(37)

Net cash provided by (used in) investing activities	—	2	(598)	—	(596)

Financing Activities
Repayment of long-term debt	—	(2)	(2)	—	(4)
Issuance of common shares	89	—	—	—	89
Loan from HDD to Non-Guarantor	—	(13)	13	—	—
Investment by Parent in HDD	(21)	21	—	—	—
Distribution to shareholders	(63)	—	—	—	(63)

Net cash provided by (used in) financing activities	5	6	11	—	22

Decrease in cash and cash equivalents	(10)	—	(3)	—	(13)

Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the period	$35	$—	$701	$—	$736

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter and nine months ended April 1, 2005 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive operating business and the storage area networks operating business of Seagate Technology, Inc., a Delaware corporation, in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks operating business in November 2002.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronic devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronic applications, where our products are used in personal video recorders/digital video recorders (PVR’s/DVR’s), gaming platforms and digital music players.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended April 1, 2005, December 31, 2004 and April 2, 2004, approximately 70%, 69%, and 68%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, EMC and Apple. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. For the fiscal quarters ended April 1, 2005, December 31, 2004 and April 2, 2004, approximately 30%, 30%, and 31%, respectively, of our disc drive revenue came from customers located in North America, approximately 28%, 31%, and 29%, respectively, came from customers located in Europe and approximately 42%, 39%, and 40%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Certain Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. There may, however, be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “—Factors That May Affect Future Results” and “—Risk Factors” below, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations and financial position. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

Industry Overview. Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is experiencing several positive trends relative to overall demand, including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives for non-compute applications such as music, photographic and video storage. We estimate that in the most recent quarter industry shipments of disc drives to consumer electronic applications grew in excess of 160% from the year-ago quarter. We believe this trend has been supported by technological advances in areal density, which is the storage capacity per square inch on a disc, power consumption, ruggedness and interfaces (i.e. Compact Flash and USB). The combination of these technological advances has enabled entirely new applications outside of traditional compute applications, such as already demonstrated consumer electronics products like gaming devices, MP3 players, PVR’s/DVR’s, with many more applications emerging such as multi-room servers, converged handheld devices, portable gaming and multimedia systems, and digital video cameras;

•	continued growth in consumer and commercial client computing systems. We believe that a portion of the growth, particularly in the mobile computing market, is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We also believe that endorsement of the Serial ATA interface by our OEM customers has stimulated an increase in demand for SATA disc drive products for consumer and commercial client computing systems; and

•	a renewed growth in enterprise storage applications fueled by mission critical and non-mission critical applications across multiple interfaces.

We believe that for some of the fastest growing applications described above, particularly in consumer electronics, the demand is focused on higher capacity products.

Historically, the disc drive industry has exhibited a seasonal decline in unit demand during the second half of each fiscal year. Given the dramatic rates of growth exhibited by the consumer electronics applications in the December 2004 and March 2005 quarters, the traditional seasonal decline experienced by the disc drive industry has been moderated. However, it is unclear whether these rates of growth will continue in the future and, given the highly seasonal nature of consumer electronics products generally, the traditional seasonal decline in unit demand could be even greater in future years.

Second, our industry has been characterized by continuous and significant advances in technology, which have contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. However, we believe that our industry is currently in a period in which the rate of growth in areal density has slowed due to increased technological complexity. The slowing rate of growth in areal density has contributed to:

•	an increase in the rates of overall price erosion, particularly in periods where there are few new products, as the slowing rate of growth in areal density results in longer product cycles which permits more competitors time to enter the market for a particular type of disc drive and, accordingly, increases competition based on price;

•	an increased importance of successfully executing product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

•	an increase in the required amount of components to meet demand, particularly with respect to higher capacity products.

Currently, the industry is in the midst of significant product transitions and new product introductions, which we believe, in some cases, have significantly stimulated the growth of new markets. Disc drive unit shipments grew approximately 28% year over year and we expect double-digit annual unit growth to continue for the foreseeable future. We believe that this growth has begun to and will continue to place strain on industry capacity and availability of certain key components such as media and heads, particularly in connection with the demand for higher capacity products. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to new product availability. This dynamic may also slow the rate of industry cost reductions.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry exited the March 2005 quarter with what we believe to be approximately 5 weeks of distribution channel inventory.

Seagate Overview. We are a leader in the disc drive industry with products that address 97% of the available consumer electronics, mobile computing, enterprise and desktop storage markets. We maintain a highly integrated approach to our business by designing and manufacturing components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enables us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership combined with our integrated design and manufacturing have allowed us to effectively leverage our leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs as evidenced by our recently introduced new products.

Record revenue in the March 2005 quarter of $1.97 billion was driven primarily by customer acceptance of our new products, particularly in the consumer electronics market. Our new products contributed to approximately 37% of our revenue and approximately 56% of our gross margin in the March 2005 quarter.

•	Consumer – We maintained a leadership position in the consumer electronics market, the fastest growing segment in the disc drive industry. We shipped a total of 4.2 million drives in the March 2005 quarter for handheld digital music, gaming and PVR/DVR applications, an increase of 296% from the year-ago quarter and an increase of 24% quarter-over-quarter. Strong customer adoption of ST1, the industry’s highest capacity and most widely used 1-inch drive, continued during the quarter, resulting in shipments of 1.9 million units, a 30% increase quarter-over-quarter. During the quarter, we also began volume shipments of our 3-disc 400GB DB35 drive designed for capacity-intensive applications such as video on-demand, high-definition television recording and home media centers.

•	Mobile – The March 2005 quarter marked our third consecutive quarter of share growth in the mobile computing space as unit shipments climbed to 1.8 million units, a 44% increase from the December 2004 quarter. During the quarter, we began volume shipments of our leading 5400RPM 100GB 2.5-inch disc drive for internal and external storage applications. We have once again extended our technology leadership in this space with the announcement of the industry’s first 5400RPM 120GB and 7200RPM 100GB notebook drives.

•	Enterprise – For the second consecutive quarter, we delivered a record number of enterprise drives as industry demand in this space reached record levels. We shipped 3.4 million units, maintaining our leadership position in this space and growing shipments 38% year-over-year.

•	Desktop – In a seasonally down quarter, we continued to lead the market with shipments of 15.5 million units. We experienced strong demand for our desktop products throughout the quarter in all channels and exited the quarter with less than 4 weeks of distribution channel inventory. Unit shipments of our Barracuda disc drives at capacities of 200GB and greater increased 43% from the December 2004 quarter, propelled by the introduction of our 3-disc, 400GB drive.

In the current period of double-digit industry unit growth and strain on industry capacity and component availability, we believe that our industry-leading areal density and vertical manufacture of heads and media has contributed to the increased demand for our products and our ability to supply that demand. However, we were basically “at production capacity” during the March 2005 quarter. As we have broadened our product portfolio and have gained acceptance in markets previously unaddressed by us, demand for our products has outstripped existing production capacity and we have been constrained in our ability to fully meet our customers’ requirements. Consequently, we expect to increase our capital investment and add capacity in a measured manner, particularly in our key components capacity, to ensure that we can meet existing customer requirements.

Over the past several quarters, our dependency on the distribution channel has declined due to stabilization of supply/demand, active distribution inventory management and increased OEM demand. We exited the March 2005 quarter with less than 4 weeks of distribution channel inventory, which we believe to be less than the industry average.

We are confident that, with the ongoing customer adoption of our broad product portfolio, new revenue opportunities and solid operational execution, we are well positioned to continue our strong financial performance during the June 2005 quarter, which is typically the slowest quarter of the year. As a result, we expect the June 2005 quarter revenue and earnings to be comparable to the March 2005 quarter results. Looking beyond the June 2005 quarter, the industry enters the seasonally stronger half of the year, which under today’s environment would translate into growth in revenue and earnings from the levels of the March and June quarters.

Registration of Common Shares, Consummation of Secondary Offering of Common Shares and Sale of Unregistered Common Shares

As described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report, on July 20, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) with respect to 60,000,000 of our common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public.

On September 23, 2004, we completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder. On November 15, 2004, pursuant to Rule 144 under the Securities Act of 1933, as amended, New SAC sold 13,000,000 unregistered shares of our common stock. On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the contract, New SAC hypothecated 30,000,000 of our common shares (the “Shares”) and received payment for the Shares. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM. On June 15, 2005, final settlement of the Shares will occur pursuant to the forward sale contract. At that time, any remaining interest in the Shares will be transferred to GSFM and any short position that GSFM or its affiliates may be maintaining with regard to the Shares will be closed out. We did not receive any of the proceeds from New SAC’s sale of our shares on September 23, 2004 and November 15, 2004, nor did we receive any proceeds from the forward sale contract between New SAC and GSFM.

On April 21, 2005, pursuant to Rule 144, New SAC sold 15,000,000 unregistered shares of our common stock. We did not receive any of the proceeds from the sale of these shares by New SAC.

On January 19, 2005, we filed a registration statement on Form S-3 with the SEC with respect to 100,000,000 of our common shares owned by New SAC. On March 15, 2005, the SEC declared this registration statement effective, thus allowing New SAC to sell all 100,000,000 of these common shares to the public. We will not receive any of the proceeds from the potential sale of these shares by New SAC. After such sale of these common shares is completed, New SAC will own 94,500,000 of our common shares, or approximately 19.9% of our outstanding common shares based upon our outstanding common shares as of April 21, 2005.

On March 7, 2005, New SAC announced that it expected to sell only up to 25,000,000 of our common shares registered on the January 19, 2005 registration statement prior to August 2005. New SAC may also continue to sell shares from time to time under Rule 144, which limits the volume of such shares to the greater of 1% of our outstanding common shares or the average weekly trading volume of our common shares for the four weeks preceding any trade. On March 7, 2005, New SAC also announced that it expected to make quarterly distributions of 25,000,000 of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100,000,000 common shares over the next year. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. New SAC also announced on March 7, 2005 that the shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

As of the date of this quarterly report, New SAC has not yet sold any shares under the January 19, 2005 registration statement. Any sale of shares registered through the January 19, 2005 registration statement will be reflected in a Form 4 filing with the SEC within 48 hours of such sale or transfer. In addition, a prospectus supplement will be filed with the SEC in connection with any such sale.

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(In millions)
Revenue	$1,969	$1,388	$5,374	$4,888
Cost of revenue	1,492	1,087	4,241	3,658

Gross margin	477	301	1,133	1,230

Product development	164	169	474	505
Marketing and administrative	78	73	219	224
Restructuring	(2)	6	(1)	20

Income from operations	237	53	441	481
Other income (expense), net	—	(7)	—	(23)

Income before income taxes	237	46	441	458
Provision for (benefit from) income taxes	8	(113)	14	(105)

Net income	$229	$159	$427	$563

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Revenue	100%	100%	100%	100%
Cost of revenue	76	78	79	75

Gross margin	24	22	21	25

Product development	8	12	9	10
Marketing and administrative	4	5	4	5
Restructuring	—	1	—	—

Income from operations	12	4	8	10
Other income (expense), net	—	(1)	—	(1)

Income before income taxes	12	3	8	9
Provision for (benefit from) income taxes	—	(8)	—	(2)

Net income	12%	11%	8%	11%

Revenue. Revenue for the quarter ended April 1, 2005 was $1.969 billion, up 7% from $1.847 billion in the immediately preceding quarter, and up 42% from $1.388 billion in the year-ago quarter. Revenue for the nine months ended April 1, 2005 was $5.374 billion, up 10% from $4.888 billion in the year-ago nine-month period. The increase in revenue from all prior periods was due to record disc drive shipments of 24.9 million units in the quarter ended April 1, 2005 compared to 24.3 million units and 18.0 million units in the immediately preceding and year-ago quarters, respectively, and shipments of 70.1 million units in the nine months ended April 1, 2005 compared to 61.0 million units in the year-ago nine month period, as well as an improved product mix of our new products in the quarter and nine months ended April 1, 2005. Unit shipments for our products were as follows:

•	Consumer – 4.2 million for the quarter ended April 1, 2005, up from 3.4 million and 1.1 million in the immediately preceding quarter and year-ago quarters, respectively.

•	Mobile – 1.8 million for the quarter ended April 1, 2005, up from 1.2 million and 1.0 million in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 3.4 million for the quarter ended April 1, 2005, up from 3.3 million and 2.5 million in the immediately preceding and year-ago quarters, respectively. Even though we shipped a record number of enterprise storage disc drives in the quarter ended April 1, 2005, we believe the industry demand for such drives was still underserved.

•	Desktop – 15.5 million for the quarter ended April 1, 2005, down from 16.3 million in the immediately preceding quarter and up from 13.5 million in the year-ago quarter. The decrease in unit shipments from the immediately preceding quarter was due to normal seasonal decline.

Our overall average sales price per unit (ASP) for our products on a blended basis was $79 for the quarter ended April 1, 2005, up 4% and 3% from the immediately preceding and year-ago quarters, respectively. This increase in overall ASP reflects the favorable impact of the new products, many of which have ASP’s above the company average. Price erosion on a “like for like” product basis was favorable in comparison to historical experience, but slightly greater than the immediately preceding quarter.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During the quarter ended April 1, 2005, sales programs recorded as contra revenue were approximately 4% of our gross revenue, compared to 4% and 7%, respectively, of our gross revenue for the immediately preceding and year-ago quarters. The decrease in sales programs as a percentage of gross revenue in our third fiscal quarter of 2005 as compared to the year-ago quarter was the result of a shift in revenue mix from our distribution customers, where the various sales programs are more prevalent, to our OEM customers and lower channel inventory levels with respect to our distribution customers.

Cost of Revenue. Cost of revenue for the quarter ended April 1, 2005 was $1.492 billion, up 2% from $1.467 billion in the immediately preceding quarter, and up 37% from $1.087 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended April 1, 2005 was 24.2% as compared with 20.6% for the immediately preceding quarter, and 21.7% for the year-ago quarter. The increase in gross margin as a percentage of revenue from the immediately preceding and year-ago periods was primarily due to higher overall unit shipments and an increasing mix of new higher-margin products partially offset by costs associated with new product transitions and increased warranty accruals with respect to new and older products.

Cost of revenue for the nine months ended April 1, 2005 was $4.241 billion, up 16% from $3.658 billion in the year-ago nine-month period. Gross margin as a percentage of revenue for the nine months ended April 1, 2005 was 21.1% as compared with 25.2% for the year-ago nine-month period. The decrease in gross margin as a percentage of revenue from the year-ago nine-month period was primarily due to price erosion on older products, higher costs associated with new product transitions and increased warranty accruals with respect to new and older products partially offset by higher overall unit shipments combined with an improved product mix.

Product Development Expense. Product development expense for the quarter ended April 1, 2005 increased by $6 million, or 4% when compared with the immediately preceding quarter, and decreased by $5 million, or 3%, when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to an increase of $5 million in salaries resulting from a full quarter of merit increases and variable performance-based compensation. The decrease in product development expense from the year-ago quarter was primarily due to decreases of $7 million in new program materials and $6 million in salaries resulting from reductions in staffing levels, partially offset by an increase of $11 million in variable performance-based compensation. Product development expense for the nine months ended April 1, 2005 decreased $31 million, or 6%, when compared with the year-ago nine-month period. The decrease in product development expense from the year-ago nine-month period was primarily due to decreases of $25 million in salaries resulting from reductions in staffing levels, $6 million in relocation costs, $6 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan and $4 million in depreciation. These decreases were partially offset by an increase of $13 million in variable performance-based compensation.

Marketing and Administrative Expense. Marketing and administrative expense for the quarter ended April 1, 2005 increased by $3 million, or 4%, when compared with the immediately preceding quarter, and increased by $5 million, or 7%, when compared with the year-ago quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to an increase of $4 million in salaries resulting from a full quarter of merit increases and variable performance-based compensation. The increase in marketing and administrative expense from the year-ago quarter was primarily due to an increase of $10 million in variable performance-based compensation partially offset by a decrease of $4 million in salaries resulting from reductions in staffing levels. Marketing and administrative expense for the nine months ended April 1, 2005 decreased by $5 million, or 2%, when compared with the year-ago nine-month period. The decrease in marketing and administrative expense from the year-ago nine-month period was primarily due to decreases of $14 million in salaries resulting from reductions in staffing levels and $3 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan. These decreases were partially offset by an increase of $11 million in variable performance-based compensation.

Restructuring. During the nine months ended April 1, 2005, we recorded restructuring costs of $11 million in connection with our on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements, primarily in our U.S. operations. The restructuring costs were comprised of employee termination costs of approximately $8 million relating to a reduction in our workforce and approximately $3 million in charges related to impaired facilities improvements as a result of the alignment plan. We estimate that these restructuring activities will reduce annual salary expense by approximately $8 million. Additionally, we reversed approximately $12 million of our restructuring accruals comprised of approximately $4 million recorded in fiscal year 2005 and $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than the amounts originally estimated, and approximately $5 million relating to the sale in the first fiscal quarter of 2005 of a surplus building previously written-off as impaired in the fiscal year 2000 restructuring. In connection with the restructuring plan implemented in June 2004, substantially all of the workforce reductions had been completed as of October 1, 2004.

Net Other Income (Expense). Net other expense decreased by $7 million for the quarter ended April 1, 2005 when compared with the year-ago quarter, and decreased by $23 million for the nine months ended April 1, 2005 when compared with the year-ago nine-month period. The decrease in net other expense from the year-ago quarter was primarily due to an increase in interest income of $6 million resulting from higher average interest rates and a higher average balance in our interest bearing accounts. The decrease in net other expense from the year-ago nine-month period was primarily due to an increase in interest income of $12 million resulting from higher average interest rates and a higher average balance in our interest bearing accounts, a $5 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan and a $3 million gain on the sale of assets in the nine months ended April 1, 2005.

Income Taxes. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes recorded for the fiscal quarter and nine months ended April 1, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) U.S. federal and state tax impact related to U.S. restructuring costs recorded in the fiscal quarter and nine months ended April 1, 2005. Our provision for income taxes for the fiscal quarter and nine months ended April 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) and increase in the valuation allowance recorded for U.S. deferred tax assets, (iii) the reversal of the $125 million tax indemnification amount for VERITAS Software Corporation (further described below), and (iv) U.S. tax benefits related to U.S. restructuring costs recorded in the fiscal quarter and nine months ended April 2, 2004. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to our foreign parent holding company.

As of April 1, 2005, we have recorded net deferred tax assets of $47 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in fiscal years 2005, 2006 and 2007. Although realization is not assured, our management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

During the quarter ended April 1, 2005, we underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) due to the sale of additional common shares to the public by our largest shareholder, New SAC. As a result, our pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of our U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Sec. 382(f)) in effect at that time. The annual limitation of approximately $34 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Sec. 382 limitation for those years. To the extent we believe it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided. The IRC Sec. 382 limitation is not expected to have an impact on our effective tax rate in the current fiscal year.

The Internal Revenue Service is currently examining our federal income tax returns for the fiscal years ended in 2001 and 2002. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessment that may result.

In the quarter ended April 2, 2004, we recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Technology, Inc., Suez Acquisition Company and VERITAS Software Corporation. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Technology, Inc. and represented U.S. tax liabilities previously accrued by Seagate Technology, Inc. for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, management determined that the $125 million accrual for the tax indemnification was no longer required and should be reversed as of the close of the quarter ended April 2, 2004.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, or HDD, our wholly-owned subsidiary that operates our disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require HDD, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50 to 1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the fiscal quarter ended April 1, 2005 are as follows:

	Required	April 1, 2005
Interest Coverage Ratio	Not less than 2.50	46.67
Fixed Charge Coverage Ratio	Not less than 1.50	3.85
Net Leverage Ratio	Not greater than 1.50	(1.05)

In connection with our senior credit facility, HDD and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving credit facility, under which $110 million was available to these entities for borrowing as of April 1, 2005. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $40 million of the revolving credit facility for outstanding letters of credit and bankers’ guarantees as of April 1, 2005.

The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Although we are currently not a party to any material agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of existing cash or cash flow from operations, we cannot assure you that we will be able to obtain alternative financing on terms acceptable to us, if at all.

Discussion of Cash Flows

At April 1, 2005, our working capital was $1.624 billion, which included cash, cash equivalents and short-term investments of $1.695 billion. Cash, cash equivalents and short-term investments increased $512 million from July 2, 2004 to April 1, 2005. This increase was primarily due to cash provided by operating activities partially offset by investments in property, equipment and leasehold improvements.

Cash provided by operating activities for the nine months ended April 1, 2005 was $928 million and consisted primarily of net income, depreciation and amortization and an improvement in our working capital.

During the nine months ended April 1, 2005, we invested approximately $384 million in property, equipment and leasehold improvements, including deposits and prepayments. The $384 million investment was comprised of:

•	$169 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$116 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$78 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$21 million for other purposes.

In fiscal year 2005, we expect that our investment in property, equipment and leasehold improvements will be in the range of $650 million to $700 million. We plan to finance these investments from existing cash balances and cash provided by operating activities.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

On March 4, 2005, our board of directors approved the increase of our quarterly distribution from $0.06 per share to no more than $0.08 per share (up to $0.32 per share annually). We are restricted in our ability to pay distributions by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of distributions is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement, which was amended on September 2, 2004, at least seven members of our board of directors must approve the payment of distributions in excess of 15% of our net income in the prior fiscal year. In deciding whether or not to declare quarterly distributions, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, the impact of paying distributions on our credit ratings and such other factors as our board of directors may deem relevant.

During the nine months ended April 1, 2005, we made cash distributions aggregating approximately $84 million, or $0.18 per share, to our common shareholders of record as of August 6, 2004, November 5, 2004 and February 4, 2005. On April 19, 2005, we declared a quarterly distribution of $0.08 per share to be paid on or before May 20, 2005 to our common shareholders of record as of May 6, 2005.

Our principal sources of liquidity as of April 1, 2005 consisted of: (1) $1.695 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $40 million had been used for outstanding letters of credit and bankers’ guarantees as of April 1, 2005, and (3) cash we expect to generate from operations during this fiscal year. Furthermore, we recently entered into two settlements of pending litigation matters brought by us and expect to receive an aggregate of approximately $26 million during our fiscal quarter ending July 1, 2005.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, since the second half of fiscal year 2002 and through fiscal years 2003, 2004 and the nine months ended April 1, 2005, we have made distributions to our shareholders.

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

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. We recently introduced a number of new products, of which we are in the early stages of volume shipment. In addition, effective June 1, 2004, we extended our standard warranty from one year to five years on all internal desktop and notebook disc drives shipped through the distribution and retail channels. If the actual rate of unit failures is greater than what we used in estimating the warranty expense accrual, we would need to increase our warranty accrual and our results of operations could be materially affected.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4 “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with our first fiscal quarter of 2006, we will be required to adopt SFAS 151. We are currently evaluating the impact, if any, that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS 123-R, which supersedes APBO 25, and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No.95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with our first fiscal quarter of 2006, we will be required to adopt SFAS 123, as amended by SFAS 123-R, and will recognize share-based compensation costs in our financial results. Assuming our share-based compensation practices remain the same we expect that the adoption of SFAS 123-R will have a material impact on our reported financial results. We currently provide pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on our results of operations in our notes to consolidated financial statements. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Earnings Per Share. The calculation of compensation cost for share-based compensation under SFAS 123-R may be different from the calculation of compensation cost under SFAS 123. We are currently evaluating our stock-based compensation plans and the impact of adopting SFAS 123-R and we expect to complete our assessment prior to filing our Form 10-K for the year ended July 1, 2005.

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

Moreover, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as the slowing rate of growth in areal density has resulted in longer product cycles and more time for our competitors to enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. Any significant decline in our market share would adversely affect our results of operations.

Principal Competitors—We compete with both independent manufacturers, whose primary focus is producing technologically advanced disc drives, and captive manufacturers, who do not depend solely on sales of disc drives to maintain their profitability.

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Independent	Captive
Maxtor Corporation	Fujitsu Limited
Western Digital Corporation	Hitachi Global Storage Technologies
Cornice Inc.	Samsung Electronics Incorporated
GS Magicstor Inc.	Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASIC’s and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

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

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume comparable product technology;

•	competitive pressures resulting in lower selling prices;

•	increased costs or adverse changes in availability of supplies;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times like now where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	the impact of corporate restructuring activities that we may engage in;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like MP3 players and digital cameras, represent altogether new and fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second fiscal quarter of 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of personal computers and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For instance, given the dramatic rates of growth exhibited by the consumer electronics applications in the December 2004 and March 2005 quarters, the traditional seasonal decline experienced by the disc drive industry has been moderated. However, it is unclear whether these rates of growth will continue in the future and, given the highly seasonal nature of consumer electronics products generally, the traditional seasonal decline in unit demand could be even greater in future years.

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

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from, and the shipment of products to, key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Dependence on Supply of Equipment and Components—If we experience shortages or delays in the receipt of critical equipment or components necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, recording media, ASIC’s, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media that we do not manufacture, ASIC’s, spindle motors, printed circuit boards and suspension assemblies. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments for some components, equipment or raw materials, such as precious metals, that were in short supply in the industry in general.

In addition, the recent increases in demand for small form factor mobile products, such as our ST1 and Momentus drives, could lead to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives.

Due to the weakened economy in general and in the technology sector of the economy in particular, the disc drive industry has experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components.

If there is a shortage of, or delay in supplying us with, critical components, equipment or raw materials, then:

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

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time reducing operating expenses. In this regard, we have engaged in ongoing, company-wide manufacturing efficiency activities intended to increase productivity and reduce costs. These activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. For example, in our fourth fiscal quarter of 2004, we undertook significant restructuring activities to reduce the costs of our operations and we continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

Industry Demand—Changes in demand for computer systems and storage subsystems has caused and may cause in the future a decline in demand for our products.

Our disc drives are components in computers, computer systems, storage subsystems and consumer electronic devices. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for personal computers and consumer electronic devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. During economic slowdowns such as the one that began in 2000, demand for disc drives, particularly in the enterprise sector was adversely impacted as a result of the weakened economy and because enterprises shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems generally cause sharp declines in demand for disc drive products.

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

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the rate of growth in areal density resumes its historical pattern, if we fail to:

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

Some of our key customers, including Hewlett-Packard, Dell, IBM, EMC and Apple, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Dependence on Growth in Consumer Electronics Products—Our recent results have been materially benefited by significant growth in new consumer electronics products, which can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

Our recent results have been materially benefited by significant growth in new consumer electronics applications like MP3 players and PVRs/DVRs which are experiencing unexpected growth after the typically high demand holiday season. While this growth has enabled us to offset the traditional seasonal decline experienced in the March quarter, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for the compute products, which have been our traditional markets. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash semiconductor memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Technology, Inc. entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement, and the Trustee ultimately rejected the Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. We have since reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to the settlement. The Bankruptcy Court set a hearing for May 18, 2005, on the fairness of the settlement to the bankruptcy estate.

To the extent that third party cross-licenses, including the Patent Cross License Agreement dated December 31, 1994 between Read-Rite Corporation and Seagate Technology, Inc., are deemed not to have been properly assigned to us in the November 2000 transactions, our inability to either obtain new licenses or transfer existing licenses could result in delays in product development or prevent us from selling our products until equivalent substitute technology can be identified, licensed and/or integrated or until we are able to substantially engineer our products to avoid infringing the rights of third parties. We might not be able to renegotiate agreements, be able to obtain necessary licenses in a timely manner, on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, the loss of or inability to extend any of these licenses would increase the risk of infringement claims being made against us, which claims could have a material adverse effect on our business.

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

As of April 21, 2005, New SAC owns approximately 41.0% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of April 21, 2005, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 13.0%, 9.0%, 4.7%, 2.7% and 0.9%, respectively, of our outstanding common shares. The sponsors’ and our managements’ ownership of New SAC and New SAC’s and the sponsors’ ownership of us is the subject of shareholders agreements and other arrangements that result in the sponsors’ acting as a group with respect to all matters submitted to our shareholders.

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

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of New SAC, which is controlled by the members of our sponsor group. Conflicts of interest could arise between us and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain significant influence over us for the foreseeable future, even if New SAC distributes its shares in us to the New SAC shareholders. The members of our sponsor group may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

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

New SAC has stated that it expects to continue to dispose of our common shares in a series of transactions under registration statements which we may file on its behalf from time to time and under Rule 144 of the Securities Act of 1933, as amended, and that it expects to sell or dispose of all of its remaining shares of Seagate Technology common shares over the next two years. A registration statement covering the sale of up to 100 million of our common shares by New SAC is currently effective and available to permit sales by New SAC of our shares. New SAC has stated that it expects to sell only up to 25 million of our common shares under the registration statement prior to August 2005 and that it may sell additional shares under Rule 144. New SAC has also stated that, as part of its plan to reduce its ownership of our common shares, beginning this spring, it expects to make quarterly distributions of approximately 25 million of our common shares to its shareholders. New SAC has stated that, in this manner, it expects to distribute a total of approximately 100 million shares to its shareholders. Absent the filing of a new registration statement covering these shares, these distributed shares will not be eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution from our affiliate, New SAC. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares, which would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline.

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

We made quarterly cash distributions of $0.06 per share on each of August 20, 2004, November 19, 2004 and February 18, 2005 to our common shareholders of record as of August 6, 2004, November 5, 2004 and February 4, 2005, respectively. On March 4, 2005, our board of directors approved the increase of our quarterly cash distribution from $0.06 per share to no more than $0.08 per share. We have declared a quarterly cash distribution of $0.08 per share to be paid on or before May 20, 2005 to our common shareholders of record as of May 6, 2005.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 1, 2005. All investments mature in three years or less.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value April 1, 2005
	(in millions)
Assets
Cash equivalents:
Fixed rate	$635						$635	$634
Average interest rate	2.69%						2.69%

Short-term investments:
Fixed rate	$10	$101	$433	$50			$594	$588
Average interest rate	3.35%	3.05%	3.07%	3.45%			2.89%

Variable rate	$386						$386	$387
Average interest rate	3.09%						3.09%

Total investment securities	$1,031	$101	$433	$50			$1,615	$1,609
Average interest rate	2.85%	3.05%	3.07%	3.45%			2.86%

Long-Term Debt
Fixed rate						$400	$400	$421
Average interest rate						8.00%	8.00%
Floating rate:
Tranche B (LIBOR +2%)	$2	$4	$336				$342	$342
	5.13%	5.13%	5.13%				5.13%

Foreign Currency Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. During the first three fiscal quarters of 2004, all foreign currency cash flow requirements were met using spot foreign exchange transactions. In the fourth fiscal quarter of 2004, we instituted a foreign currency hedging program to protect against fluctuations in value of foreign currency cash flows resulting from projected expenses up to one year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. The table below provides information as of April 1, 2005 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$45	38.63	$(1)
Singapore Dollars	25	1.63	—
British Pound	4	1.86	—

	$74		$(1)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of April 1, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe that the claims are without merit, and we intend to defend against them vigorously. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench.

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

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court. We believe the claims are without merit, and we intend to defend against them vigorously.

Read-Rite Corporation—In order to clarify our rights under a Patent Cross-License Agreement between Seagate Technology, Inc. and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003.

In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement, and the Trustee ultimately rejected the Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. We have since reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to the settlement. The Bankruptcy Court set a hearing for May 18, 2005, on the fairness of the settlement to the bankruptcy estate.

Securities and Exchange Commission’s Request for Information

In October 2003, we received from the Securities and Exchange Commission a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. By early December 2003 we had provided all information requested by the SEC. We believe their request was made as a result of allegations of a former employee who claimed that we terminated him in violation of the Minnesota Whistleblower Act for challenging certain financial disclosures. We, and the former employee recently entered into a court-mediated settlement of the employee claims. The financial terms of the settlement are confidential but were not material to us. Nothing has come to our attention during this process that leads us to believe that our financial disclosures were not complete and appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the nine months ended April 1, 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on October 29, 2004)

10.25	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.26	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers) (incorporated by reference to Exhibit 10.26 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.27	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees) (incorporated by reference to Exhibit 10.27 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.28*	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors.

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: April 29, 2005	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director
(Principal Executive Officer)

DATE: April 29, 2005	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)