Form 10-K
period 2005-07-01
SEAGATE TECHNOLOGY
filed 2005-08-01
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2005

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.151 billion based upon a closing price of $17.27 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of July 26, 2005 was 477,115,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

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

PART I

ITEM 1.    BUSINESS

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications where our products are used in a wide variety of devices such as digital video recorders, digital music players and gaming devices.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal years 2005, 2004 and 2003, approximately 72%, 64% and 63%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, EMC and Apple. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Also, we are currently expanding our direct sales to retailers. For fiscal years 2005, 2004 and 2003, approximately 31%, 29% and 33%, respectively, of our disc drive revenue came from customers located in North America, approximately 28%, 33% and 31%, respectively, came from customers located in Europe and approximately 41%, 38% and 36%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Industry

Demand for Electronic Data Storage

We believe that the amount of data stored and accessed electronically is growing rapidly and that there are a number of key factors driving this demand. We are particularly focused on three areas of growing demand for disc drives:

Growth in Disc Drives for Consumer Electronics.    High-performance computing and communications functions and, increasingly, disc drives are being incorporated into consumer electronics devices such as digital video recorders, digital music players, video game consoles and advanced television set-top boxes. In addition, faster connections to the Internet and increased broadband capacity have encouraged consumers to download greater amounts of text, video and audio data, expanding the market for disc drives for use in new consumer and entertainment appliances. The adoption and rapid growth of the use of disc drives in these applications will be facilitated by the development of low-cost disc drives that meet the pricing requirements of the consumer electronics market.

Growth in Disc Drives for Mobile Computing.    The mobile computing market is expected to grow faster than any other personal computer segment as price and performance continue to improve, placing notebook computers in an attractive position relative to desktop computers. Notebook systems are increasingly becoming replacement systems to desktop computers and progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. In the United States, the sale of notebook computers recently exceeded that of desktop computers.

Growth of Storage Area Networks and Network Attached Storage.    The need to address the dramatic expansion in data storage management requirements has spurred the evolution of new storage and data management technologies. Enterprises are increasingly offloading network traffic to dedicated storage area networks, or SANs. In addition, many enterprises are moving away from the use of server-attached storage to network-attached storage, or NAS. These solutions combine high-performance storage products that are comprised principally of disc drives with sophisticated software and communications technologies. We expect that the market for these solutions will grow rapidly and will result in greater opportunities for the sale of high-performance, high-capacity disc drives.

An emerging application in enterprise storage is the use of near-line storage systems. These systems use higher capacity disc drives to access less frequently needed data.

Success in Our Industry Depends on Technology and Manufacturing Leadership

The design and manufacturing of disc drives depends on highly advanced technology and manufacturing techniques, especially in the areas of read/write heads and recording media. Disc drive manufacturers are distinguished by their level of integration, which is the degree to which they control the technology used in their products, and by whether they are captive, producing disc drives for their own computer systems, or independent, producing disc drives as a stand-alone product. Integrated manufacturers are companies that design and produce the critical technologies, including read/write heads and recording media, used in their disc drives. An integrated approach enables them to lower manufacturing costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with OEMs because they do not compete with OEMs for computer system sales.

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency, the disc drive industry has undergone significant consolidation as manufacturers and merchant component suppliers merged with other companies or exited the industry. Consolidation is likely to continue in our industry as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of large-scale operations. We believe the competitive dynamics of the disc drive industry favor integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

Overview of Disc Drive Technology

All disc drives incorporate the same basic technology although individual products vary. One or more discs are attached to a spindle assembly powered by a spindle motor that rotates the discs at a high constant speed around a hub. The discs, or recording media, are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a layer of a thin-film magnetic material. Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs. The read/write heads are mounted vertically on an E-shaped assembly. The E-block and the recording media are mounted inside a metal casing, called the base casting.

Upon instructions from the drive’s electronic circuitry, a head positioning mechanism, or actuator, guides the heads to the selected track of a disc where the data is recorded or retrieved. Application specific integrated circuits, or ASICs, and ancillary electronic control chips are collectively mounted on printed circuit boards. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. Disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture, or ATA, Serial ATA which provides higher data transfer rates than the previous ATA standard, small computer system interface, or SCSI, serial attached SCSI, or SAS, and Fibre Channel.

Disc drive performance is commonly assessed by six key characteristics:

•	storage capacity, commonly expressed in gigabytes or terabytes, which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute, which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface,

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc; and

•	product quality and reliability, commonly expressed in annualized return rates (ARR).

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. Although the rate of increase in areal density is slowing, we expect the long-term demand for increased drive capacities to continue to increase as audio and visual data require many multiples of the storage capacity of simple text. We have pursued, and expect to continue to pursue, a range of technologies to increase areal densities across the entire range of our products to increase disc drive capacities and to enable the production of higher capacity, smaller form factor disc drives. For example, in June 2005, we announced a product that utilizes perpendicular recording technology in which data bits are oriented vertically on the disc platter (perpendicular to the disc surface), rather than flat to the surface as with existing longitudinal recording. As a result of the transition to perpendicular recording, there is a need to increase the thickness of the recording materials, and increase the complexity of the read/write head technology. Furthermore, perpendicular recording technology requires a complex interplay between the read/write heads, the recording media, the ASICs and the disc drive software. We believe that because of our vertical design and manufacturing strategy, we are well suited to meet the challenges that such close dependence of components for our disc drives using perpendicular recording require.

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

Manufacturing our disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, assemble and/or manufacture a number of the most important components found in our disc drives, including read/write heads, recording media, printed circuit boards, spindle motors and ASICs.

Read/Write Heads.    The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits. Beginning with six-inch round ceramic wafers, we process more than 25,000 head elements at one time. Each of these head elements goes through more than 300 steps, all in clean room environments. Our read/write heads require highly advanced processes with tolerances approaching the thickness of a single atom. We perform all primary stages of design and manufacture of read/write heads at our facilities. Although the percentage of our requirements for read/write heads that we produce internally varies periodically, we currently manufacture all of our read/write heads. With perpendicular recording expected to eventually replace longitudinal recording, the tolerances and complexity of recording heads will be even more demanding in future generation products. However, because perpendicular recording utilizes existing capital equipment to manufacture read/write heads, we do not believe additional capital investment will be required.

Recording Media.    The function of the recording media is to magnetically store information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. As a result, the manufacturing of recording media requires sophisticated thin-film processes. Each disc is a sequentially processed set of layers that consist of structural, magnetic, protective and lubricating materials. Once complete, the disc must have a high degree of physical uniformity to assure reliable and error-free storage. We purchase aluminum substrate blanks for recording media production from third parties, mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at our plant in Northern Ireland. We also purchase all of our glass substrates from third parties in Japan in manufacturing our disc drives used in mobile and small form factor consumer electronics products. The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. We continue to expand our media production facility in Singapore to further increase our production capacity. Our strategy is to purchase no more than 20% of our recording media requirements from third-party suppliers in any given quarter. Although the increased thickness of the recording media required by perpendicular recording technology could have a negative effect upon our manufacturing throughput, we believe we have compensated for this effect by investing in advanced manufacturing technologies.

Printed Circuit Boards.    We assemble and test a significant portion of the printed circuit boards used in our disc drives. Printed circuit boards are the boards that contain the electronic circuitry and ASICs that provide the electronic controls of the disc drive and on which the head-disc assembly is mounted. We assemble printed circuit boards at our facilities in Malaysia and China.

Spindle Motors.    We participate in the design of many of our spindle motors and purchase them principally from outside vendors in Asia, whom we have licensed to use our intellectual property and technology.

ASICs.    We participate in the design of many of the ASICs used in our disc drives for motor and actuator control, such as interface controllers, read/write channels and pre-amplifiers. We do not manufacture any ASICs but, rather, buy them from third-party suppliers.

Following the production of the individual components of the disc drive, the first step in the manufacture of a disc drive itself is the assembly of the actuator arm, read/write heads, discs and spindle motor in a housing to form the head-disc assembly. The production of the head-disc assembly involves largely automated processes.

Printed circuit boards are then mated to the head-disc assembly and the completed unit is tested prior to packaging and shipment. Final assembly and test operations of our disc drives occur primarily at facilities located in China, Singapore and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and in the United States, in California and Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, and in Europe and the United States.

Products

We offer a broad range of disc drive products for the enterprise, desktop, mobile computing and consumer electronics sectors of the disc drive industry. During fiscal year 2005, we introduced and shipped in volume 12 new disc drive products, including:

•	our first 1-inch form factor disc drive, the ST1, which is primarily used in hand-held consumer electronics devices such as digital music players and digital cameras;

•	larger capacity 3.5-inch form factor disc drives to address the market for larger capacity digital video recorders and home media storage devices and near-line enterprise applications;

•	additional capacity models of our 2.5-inch form factor Momentus mobile computing disc drive which will more completely address our customers’ mobile computing disc drive requirements; and

•	new versions of our Barracuda and Cheetah desktop and enterprise disc drives.

We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, or the dimensions of the disc drive. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles; however, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years, resulting in longer product life cycles. We list in the table below our main current product offerings.

Product Name	Markets Served	Storage Capacities (gigabytes)	Rotation Speed (RPM)	Interface
Cheetah SFF 10K.1 (Savvio)	Enterprise	36 and 73	10,000	SCSI/Fibre Channel
Cheetah 10K.7	Enterprise	73, 146 and 300	10,000	SCSI/Fibre Channel
Cheetah 15K.4	Enterprise	36, 73 and 146	15,000	SCSI/Fibre Channel/SAS
Barracuda 7200.7	Desktop/Consumer Electronics	40, 80, 120, 160 and 200	7,200	ATA/SATA
Barracuda 7200.8	Desktop/Consumer Electronics	200, 250, 300 and 400	7,200	ATA/SATA
U Series X	Desktop/Consumer Electronics	10 and 20	5,400	ATA
Momentus	Mobile Computing	20, 30 and 40	5,400/4,200	ATA
Momentus 4200.2	Mobile Computing	60, 80 and 100	4,200	ATA
Momentus 5400.2	Mobile Computing	60, 80 and 100	5,400	ATA
ST1 Series	Consumer Electronics	1.5, 2.5, 4, 5 and 6	3,600	ATA/Compact Flash/USB

In June 2005, we further broadened our product offering with the announcement of 10 new disc drive products, which will be introduced in fiscal year 2006, including:

•	additional capacity models of our 2.5-inch form factor Momentus mobile computing disc drive, including our first 2.5-inch disc drive using perpendicular recording technology and a model with full disc encryption technology for increased protection against unauthorized access to data;

•	a 2.5-inch form factor disc drive designed for the latest game consoles, and smaller, cooler-running and more cost-effective small footprint personal computers and home entertainment devices;

•	an 8GB 1-inch form factor disc drive, which will primarily be used in hand-held consumer electronics devices such as digital music players and digital cameras;

•	larger capacity 3.5-inch form factor disc drives to address the market for larger capacity digital video recorders and home media storage devices and near-line enterprise applications;

•	our first hard drive designed specifically for automobile applications; and

•	external disc drives with higher capacity or increased portability.

Enterprise Storage

Cheetah Family.    Commercial uses for Cheetah disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

Savvio Family.    Savvio is our 2.5-inch enterprise disc drive. This disc drive was our first enterprise disc drive in the smaller 2.5-inch form factor and, as such, allows the installation of more disc drives per square foot, thus facilitating faster access to data.

Desktop Storage

U Series X and Barracuda ATA/SATA Family.    The U Series X and Barracuda ATA/SATA families of disc drives are used in desktop applications, workstations and low-end applications.

Consumer Electronics Storage

ST1, U Series X and Barracuda ATA/SATA Family.    The U Series X and Barracuda ATA/SATA families of disc drives are used in desktop applications and other markets, including digital video recorders, video game consoles, audio jukeboxes, home media centers, and home and industrial security systems. The ST1 series of disc drives are used in hand-held consumer electronics devices such as digital music players, digital cameras and digital video cameras. Our consumer electronics disc drives feature quiet acoustics, high reliability and high performance streaming.

Mobile Computing

Momentus Family.    The Momentus family of disc drives is our mobile computing disc drive products. Commercial uses for Momentus disc drives include notebook computers running popular office applications and notebooks for business, government and education environments. Consumer uses for Momentus disc drives include notebook computers, tablet computers and digital audio applications.

Customers

We sell our disc drive products primarily to major OEMs and distributors. OEM customers incorporate our disc drives into computer systems and storage systems for resale. Distributors typically sell our disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 72%, 64% and 63% of our disc drive revenue in fiscal years 2005, 2004 and 2003, respectively. Shipments to distributors were approximately 26%, 35% and 37% of our disc drive revenue in fiscal years 2005, 2004 and 2003, respectively. Sales to Hewlett-Packard accounted for approximately 18%, 19% and 18% of our disc drive revenue in fiscal years 2005, 2004 and 2003, respectively, while sales to Dell as a percentage of our disc drive revenue were 12% in fiscal year 2005. No other customer accounted for 10% or more of our disc drive revenue in fiscal years 2005, 2004 and 2003. Retail sales in fiscal year 2005 as a percentage of our disc drive revenue increased to 1.7% from 0.9% and 0.1% in fiscal years 2004 and 2003, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.”

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

Our distributors generally enter into non-exclusive agreements for the redistribution of our products. They typically furnish us with a non-binding indication of their near-term requirements and product deliveries are generally scheduled based on a weekly confirmation by the distributor of its requirements for that week. The agreements typically provide the distributors with price protection with respect to their inventory of our disc drives at the time of a reduction by us in our selling price for the disc drives and also provide limited rights to return the product.

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

Our marketing organization works to increase demand for our disc drive products through strategic collaboration with key OEM customers to align our respective product roadmaps and to build our brand and end-customer relationships. This organization is comprised of our strategic marketing, business development and marketing communications groups. Our strategic marketing group coordinates with our research and development group to align our product development roadmap to meet key OEM customers’ technology requirements over the long term. Additionally, we continually align our marketing organization to reflect customer needs and market trends. Our business development group coordinates the qualification of new products with OEMs, determines product pricing and provides product service and support. Our marketing communications group focuses on building the Seagate brand name among our OEM and distribution channel customers.

We warrant our products for periods ranging from one year to five years, and effective June 1, 2004, we extended our standard warranty from one year to five years on all internal desktop and notebook disc drives shipped through the distribution and retail channels.

Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

The disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. Some of the principal factors used by customers to differentiate among disc drive manufacturers are:

•	storage capacity;

•	price per unit and price per gigabyte;

•	storage/retrieval access times;

•	data transfer rates;

•	product quality and reliability;

•	production volume capability;

•	form factor; and

•	responsiveness to customer preferences and demands.

We believe that our products are competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include other independent disc drive manufacturers such as Maxtor and Western Digital, as well as large captive manufacturers such as Fujitsu, Hitachi Global Storage Technologies, Samsung and Toshiba. Because they produce complete computer systems, captive manufacturers can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the disc drives included in their computer systems and allows them to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASICs, and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy.

We also face indirect competition from present and potential customers, who continually evaluate whether to manufacture their own disc drives and other information storage products or purchase them from outside sources other than us. These manufacturers also sell disc drives to third parties, which results in direct competition with us. We expect that continued consolidation both among independent manufacturers and among captive manufacturers will increase the threat posed to our business by these competitors. During the last few years, three additional competitors have entered the market; Cornice and GS Magicstor, offering 1-inch disc drives, and Excelstor as a contract manufacturer of desktop disc drives.

Recently, with respect to our lower capacity, smaller form factor disc drives, such as our ST1 used in hand-held consumer electronics devices such as digital music players, digital cameras and digital video cameras, we have also started to experience competition from other companies that produce alternative storage technologies like flash memory.

Price Erosion.    Our competitors have historically offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. Even during periods when demand for disc drives is growing, our industry is price competitive and vendors experience price erosion over the life of a product. Such price erosion has increased as product life cycles have lengthened due to a slowing in the rate of increase in areal density. This slowing of the areal density curve may contribute to increases in average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened, our competitors have more time to enter the market for a particular product, and we are unable to offset this with new products at higher average prices. We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices as well as introduce new product offerings in advance of our competitors to take advantage of potentially higher initial profit margins on these product introductions. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Product Life Cycles and Changing Technology.    Historically, competition and changing customer preference and demand in the disc drive industry have shortened product life cycles and caused acceleration in the development and introduction of new technology. Based on the recent pace of new product introductions, however, we believe that the current rate of increase in areal density is slowing from the rate of the last several years, and the resulting variability in product life cycles may make planning for product transitions more difficult. We believe that our future success will depend upon our ability to develop, manufacture and market products of high quality and reliability which meet changing user needs and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis.

Research and Development

We are committed to developing new component technologies and products and evaluating alternative storage technologies. We have increased our focus on research and development and realigned our disc drive development process. This structured product process is designed to bring new products to market through predictable and repeatable methodologies. Seagate Research, which is based in Pittsburgh, Pennsylvania, is dedicated to extending the capacity of magnetic and optical recording and exploring alternative data storage technologies, including perpendicular recording technology and heat assisted magnetic recording technology. Perpendicular recording technology involves a different orientation for the magnetic field than is currently used in disc drives, and heat assisted magnetic recording technology uses heat generated by a laser to improve storage capacity. Our Advanced Technology Integration effort focuses disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our Advanced Technology Integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2005, 2004 and 2003, we had product development expenses of $645 million, $666 million and $670 million, respectively.

Patents and Licenses

As of July 1, 2005, we had approximately 2,710 U.S. patents and 501 patents issued in various foreign jurisdictions as well as approximately 1,027 U.S. and 766 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the information storage industry, we believe that the improvement of existing products, reliance upon trade secret law, the protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to obtain patents, where available, in connection with our research and development program.

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

In addition, other claims are pending which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 3. Legal Proceedings.” The costs of engaging in intellectual property litigation may be substantial regardless of the merit of the claim or the outcome. We have patent cross-licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we are engaged in negotiations with other major disc drive companies and component manufacturers with respect to ongoing patent cross-licenses. For a discussion of the related risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to Our Business—Potential Loss of Licensed Technology—The closing of the November 2000 transactions may have triggered change of control or anti-assignment provisions in some of our license agreements, which could result in a loss of our right to use licensed technology.”

Backlog

In view of customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the disc drive industry is of limited indicative value in estimating future performance and results.

Employees

At July 1, 2005, we employed approximately 44,000 persons worldwide, of which approximately 35,000 employees were located in our Asian operations. In addition, we make use of temporary employees, principally in manufacturing, who are hired on an as-needed basis. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels, and even then we cannot assure you of any such success. We believe that our employee relations are good.

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

Executive Officers and Directors

We list below our executive officers and members of our board of directors and their ages and positions as at August 1, 2005. There are no family relationships among any of our directors or executive officers.

Mr. Watkins, Mr. Pope, Mr. Hudson, Mr. Coulter, Mr. Davidson, Mr. Hutchins and Mr. Marquardt hold the same position at New SAC, our largest shareholder, except that Mr. Luczo serves as the chief executive officer, and is a director, of New SAC. We expect that our directors and those of our officers who also serve as officers of New SAC will continue to devote a portion of their time and energy to the affairs of New SAC.

Name	Age	Position
Stephen J. Luczo	48	Chairman of the Board of Directors
William D. Watkins	52	President, Chief Executive Officer and Director
Charles C. Pope	50	Executive Vice President, Finance and Chief Financial Officer
David A. Wickersham	49	Executive Vice President and Chief Operating Officer
Brian S. Dexheimer	42	Executive Vice President, Worldwide Sales, Marketing and Customer Service
William L. Hudson	53	Executive Vice President, General Counsel and Corporate Secretary
James M. Chirico, Jr.	47	Senior Vice President and General Manager, Asia Operations
Jaroslaw S. Glembocki	49	Senior Vice President, Heads and Media
Mark H. Kryder	61	Senior Vice President, Research and Technology and Chief Technical Officer
Robert Whitmore	43	Senior Vice President, Product and Process Development
William W. Bradley	62	Director
James G. Coulter	45	Director
James A. Davidson	45	Director
Glenn H. Hutchins	49	Director
Donald E. Kiernan	64	Director
David F. Marquardt	56	Director
Lydia Marshall	56	Director
Gregorio Reyes	64	Director
John W. Thompson	56	Director

Mr. Luczo, the chairman of our board of directors, joined us in October 1993 as Senior Vice President of Corporate Development. In March 1995, he was appointed Executive Vice President of Corporate Development and Chief Operating Officer of Seagate Software Holdings. In July 1997, he was appointed Chairman of the Board of Directors of Seagate Software Holdings. In September 1997, Mr. Luczo was promoted to President and Chief Operating Officer of Seagate Delaware and, in July 1998, he was promoted to Chief Executive Officer. Mr. Luczo resigned from the office of President of Seagate Delaware in May 2000, and became a member of our board of directors in November 2000. Mr. Luczo was elected chairman of our board of directors in June 2002. Effective July 3, 2004, Mr. Luczo resigned from the office of Chief Executive Officer, and Mr. Watkins was elected to that office. Prior to joining us, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo serves as chief executive officer and a member of the board of directors of New SAC.

Mr. Watkins, our President, Chief Executive Officer and Director, joined us as Executive Vice President of our Recording Media Group in February 1996 with our merger with Conner Peripherals, Inc. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations, and in August 1998, he was appointed to the position of Chief Operating Officer, with responsibility for our disc drive manufacturing, recording media and head operations and product development. In June 2000, he was appointed to the position of President, and in November 2000, he became a member of our board of directors. Effective July 3, 2004, Mr. Watkins was appointed to the office of Chief Executive Officer. Prior to joining us, he was President and General Manager of the Disk Division at Conner Peripherals, Inc., an information storage solutions company, from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice

President of Heads & Media Manufacturing Operations at Conner Peripherals, Inc. Mr. Watkins serves as president of New SAC and is a member of the boards of directors of Iolon, Inc. and New SAC. He also serves on the Executive Advisory Council for IDEMA (International Disc Drives and Equipment Manufacturer Association) and the Executive Advisory Board of Juran Center for Leadership in Quality.

Mr. Pope, our Executive Vice President of Finance since April 1999 and our Chief Financial Officer since February 1998, joined us as Director of Budgets and Analysis in 1985 with our acquisition of Grenex, Inc. From January 1997 to April 1999, Mr. Pope was our Senior Vice President of Finance. He has held a variety of positions in his 20-year executive experience with us, including as Director of Finance of the Thailand operations, Vice President of Finance of the Asia Pacific operations, Vice President of Finance and Treasurer of Seagate Delaware, Vice President and General Manager of Seagate Magnetics and, most recently, Senior Vice President of Finance of the Storage Products Group. Mr. Pope serves as executive vice president of finance and chief financial officer of New SAC.

Mr. Wickersham, our Chief Operating officer since April 2004, joined us in May 1998 as Senior Vice President, Worldwide Materials. He assumed responsibilities for Worldwide Product Line Management in August 1999. In May 2000, he was promoted to Executive Vice President. Prior to joining us, Mr. Wickersham was Vice President, Worldwide Materials at Maxtor Corporation from 1996 to May 1998. From 1993 to 1996, Mr. Wickersham was Director of Corporate Materials at Exabyte Corporation. From 1978 to 1993, he held various management positions at IBM. Mr. Wickersham serves on the Board of IDEMA (International Disc Drives and Equipment Manufacturer Association).

Mr. Dexheimer, our Executive Vice President of Worldwide Sales, Marketing and Customer Service, joined us as a result of our acquisition of Imprimis in 1989. His career includes more than 20 year of experience in data storage, holding various sales, sales management and marketing positions with us. Mr. Dexheimer held the position of Vice President, Marketing and Product Line Management in the Removable Storage Solutions group from 1996 to July 1997. In July 1997, he was promoted to Vice President and General Manager of Removable Storage Solutions until August 1998 when he was promoted to Senior Vice President, Product Marketing and Product Line Management for Desktop disc drives. In August 1999, he was promoted to Senior Vice President, Worldwide Sales and Marketing. He was promoted to Executive Vice President Worldwide Sales, Marketing and Customer Service in August 2000.

Mr. Hudson, our Executive Vice President, General Counsel and Corporate Secretary, joined us in January 2000 as a Senior Vice President and was promoted to Executive Vice President in November 2002. Prior to joining us, Mr. Hudson was a partner of the law firm Gibson Dunn & Crutcher, LLP from August 1997 to December 1999 and, from October 1984 to July 1997, he was a partner of the law firm Brobeck, Phleger & Harrison, LLP. Mr. Hudson serves as executive vice president, general counsel and corporate secretary of New SAC.

Mr. Whitmore has been our Senior Vice President of Product and Process Development since October 2004. In this position, he is responsible for managing worldwide product and process development for design centers located in Minnesota, Colorado and Singapore. His experience includes nearly 20 years in the disc drive industry. Prior to his current position, he was Senior Vice President of Product Development Engineering from 2002 to 2004 for Enterprise, Personal and Consumer Storage. In this position he managed all disc drive products engineering organizations. During 1999 to 2002, as Vice President of Enterprise Storage Design Engineering, Mr.Whitmore’s organization was responsible for the launch of multiple key products for us. After returning from his expatriate assignment in Singapore in 1997, where he was responsible for all Enterprise Storage products, he served as Vice President responsible for our Twin Cities Manufacturing Operations.

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

Mr. Glembocki has been our Senior Vice President of our Recording Heads and Media Operations since October 2000. In this position, Mr. Glembocki is responsible for overseeing all component research, product development, disc drive integration, production launch, materials and volume production activities for the worldwide operations relating to heads and media, which are located in the United States, Asia and Europe. Mr. Glembocki joined us in the February 1996 merger with Conner Peripherals. As Vice President of Engineering for our Recording Media Group, Mr. Glembocki was responsible for our media research, product development, drive integration and production launch. A key member of the team that founded the Conner Disk Division, Mr. Glembocki managed all of the engineering research and development activities. During 1994 and 1995, Mr. Glembocki held the position of General Manager of the Conner Disk Division. Prior to joining Conner Peripherals, Mr. Glembocki held positions at Domain Technology and IBM.

Dr. Kryder, our Chief Technical Officer as of June 27, 2003, joined us in 1998 as Senior Vice President, Research and Technology, and built Seagate Research into a leading industrial research laboratory in the field of data storage technology. Prior to joining us, he was the Stephen J. Jatras university professor of Electrical and Computer Engineering and founding director of the Data Storage Systems Center at Carnegie Mellon University, which he joined in 1978. Dr. Kryder holds a Bachelor of Science degree in Electrical Engineering from Stanford University and a Ph.D. in Electrical Engineering and Physics from the California Institute of Technology. He has authored over 300 publications and holds 21 patents. He is a member of the National Academy of Engineering, a Fellow of the American Physical Society and a Fellow of the Institute of Electrical and Electronic Engineers (IEEE). He has twice been selected as Distinguished Lecturer for the IEEE Magnetics Society and has been awarded the IEEE Magnetics Society Achievement Award, the IEEE Reynold B. Johnson Information Storage Award and the IEEE Millennium Medal.

Senator Bradley became a member of our board of directors in July 2003. Senator Bradley is a Managing Director of Allen & Company LLC. Senator Bradley served as chief outside advisor to McKinsey & Company’s non-profit practice from 2001 to 2004. From 1997 to 1999, he was a Senior Advisor and Vice Chairman to the International Council of J.P. Morgan & Co., Inc. During that time, he also served as an essayist for CBS evening news and a visiting professor at Stanford University, Notre Dame University and the University of Maryland. Senator Bradley served in the U.S. Senate from 1979 to 1997, representing the State of New Jersey. In 2000, he was a candidate for the Democratic nomination for President of the United States. He is also a member of the boards of directors of Starbucks Corporation, Willis Group Holdings, Limited and a number of private companies.

Mr. Coulter became a member of our board of directors in November 2000. Mr. Coulter is a principal of the Texas Pacific Group, a private investment firm he co-founded in 1993. From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc. From 1986 to 1988, Mr. Coulter was also associated with SPO Partners, an investment firm that focuses on public market and private minority investments. Mr. Coulter is a member of the board of directors of J. Crew Group, Lenovo Group Limited, Zhone Technologies, Inc. and a number of private companies including New SAC.

Mr. Davidson became a member of our board of directors in November 2000. Mr. Davidson is a managing member of Silver Lake Partners, a private equity investment firm he co-founded in 1999. From June 1990 to November 1998, Mr. Davidson was an investment banker with Hambrecht & Quist LLC, most recently serving as a Managing Director and Head of Technology Investment Banking. He is also a member of the board of directors of Flextronics International Ltd and a number of private companies including New SAC.

Mr. Hutchins became a member of our board of directors in November 2000. Mr. Hutchins is a managing member of Silver Lake Partners, a private equity investment firm he co-founded in 1999. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group L.P., where he focused on its private equity investing. Mr. Hutchins is a member of the boards of directors of Gartner, Inc., Ameritrade Holding Corp., the NASDAQ Stock Market, Inc and a number of private companies including New SAC.

Mr. Kiernan became a member of our board of directors in April 2003. Mr. Kiernan is the retired senior executive vice president and chief financial officer of SBC Communications, where he served for 11 years until his retirement in 2001; and was responsible for all of SBC’s financial affairs. Prior to joining SBC, Mr. Kiernan was a partner with Arthur Young & Co., the predecessor of Ernst & Young LLP, where he held several positions over his 20-year tenure, including head of the firm’s management consulting practice in Florida and both audit-coordinating partner and managing partner of the firm’s St. Louis office. Mr. Kiernan is also a member of the boards of directors of LaBranche and Company, Inc., Health Management Associates, Inc., and Money Gram International.

Mr. Marquardt became a member of our board of directors in November 2000. Mr. Marquardt was a co-founder of August Capital, a California-based venture capital firm, in 1995. Prior to founding August Capital, Mr. Marquardt was a partner of Technology Venture Investors, a venture capital firm that he co-founded in 1980. Mr. Marquardt is a member of the boards of directors of Microsoft Corporation, Netopia, Inc., Tumbleweed Communications Corp. and a number of private companies including New SAC.

Ms. Marshall became a member of our board of directors in April 2004. Ms. Marshall was the founder and, from October 1999 until August 2004, was chairperson of the board of directors and chief executive officer of Versura, Inc., an internet-based provider of services to financial institutions, colleges and universities. Previously, she was managing director of Rockport Capital Incorporated from 1997 to 1999, executive vice president-marketing of Sallie Mae, Inc. from 1993 to 1997 and senior vice president, heading Sallie Mae’s Institutional and Public Finance and Strategic Planning Divisions from 1985 to 1993. Ms. Marshall serves as chairperson of the board for CARE International and is a member of the boards of directors of Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company.

Mr. Reyes has been a private investor and management consultant since 1994. Mr. Reyes became a member of our board of directors in April 2004. Mr. Reyes began his career in the semiconductor industry with National Semiconductor Corporation in 1962, followed by executive positions with Motorola, Inc., Fairchild Semiconductor, Inc. and Eaton Corporation. From 1981 to 1984, he was president and chief executive officer of National Micronetics, Inc., a provider of hard disc magnetic recording head products for the data storage industry. Between 1986 and 1990, he was chairman and chief executive officer of American Semiconductor Equipment Technologies. Mr. Reyes co-founded Sunward Technologies, Inc. in 1985 and served as its chairman and chief executive officer until 1994. Mr. Reyes is a member of the boards of directors of LSI Logic Corp., Dialog Semiconductor plc and a number of private companies.

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

Available Information

Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended, and we file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because the Company makes filings to the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our web site. Information in, or than can be accessed through, our web site is not part of this annual report on Form 10-K.

Corporate Information

We were formed in 2000 as an exempted company incorporated with limited liability under the laws of the Cayman Islands.

ITEM 2.	PROPERTIES

Our company headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and research and development facilities are located in Colorado, Minnesota, Pennsylvania and Singapore. Portions of our facilities are occupied under leases that expire at various times through 2027. We occupy a total of 7.0 million square feet, of which, 4.6 million is for manufacturing and warehousing, 1.3 million is for product development and 1.1 million is for administrative purposes.

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

	Price Range
Fiscal Quarter	High	Low
Quarter ending October 3, 2003	$28.60	$17.45
Quarter ending January 2, 2004	$31.35	$16.70
Quarter ending April 2, 2004	$21.70	$14.99
Quarter ending July 2, 2004	$16.26	$11.50
Quarter ending October 1, 2004	$14.59	$10.11
Quarter ending December 31, 2004	$18.21	$12.30
Quarter ending April 1, 2005	$20.20	$16.35
Quarter ending July 1, 2005	$21.50	$16.42

The closing price of our common shares as reported by the New York Stock Exchange on July 26, 2005 was $18.74 per share. As of July 26, 2005 there were approximately 892 holders of record of our common shares. We did not sell any of our equity securities during fiscal year 2005 that were not registered under the Securities Act of 1933, as amended.

Dividends

On March 4, 2005, our board of directors approved the increase of our quarterly dividend from $0.06 per share to no more than $0.08 per share (up to $0.32 per share annually) so long as the aggregate amount of the dividend does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter in which financial statements are internally available.

We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

Since the closing of our initial public offering in December 2002, we have paid dividends, pursuant to our quarterly dividend policy totaling approximately $238 million in the aggregate.

Record Date	Paid Date	Dividend Per Share
February 14, 2003	February 28, 2003	$0.03
May 9, 2003	May 23, 2003	$0.03
August 8, 2003	August 22, 2003	$0.04
November 7, 2003	November 21, 2003	$0.04
February 13, 2004	February 27, 2004	$0.06
May 7, 2004	May 21, 2004	$0.06
August 6, 2004	August 20, 2004	$0.06
November 5, 2004	November 19, 2004	$0.06
February 4, 2005	February 18, 2005	$0.06
May 6, 2005	May 20, 2005	$0.08

On July 19, 2005, we declared a dividend of $0.08 per share to be paid on or before August 19, 2005 to our shareholders of record as of August 5, 2005.

To the extent that the amount of any distribution exceeds our current or accumulated earnings and profits for U.S. federal income tax purposes in any taxable year, the distribution will be treated as a return of capital for U.S. tax purposes, causing a reduction in a shareholder’s adjusted tax basis in the common shares. Because we did not have any current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended July 1, 2005, distributions on our common shares during this period were treated as a return of capital rather than dividend income for U.S. federal income tax purposes. There can be no assurance, however, that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we have current or accumulated earnings and profits for U.S. federal income tax purposes, distributions on our common shares will not be treated as a return of capital distribution and will be treated as dividend income, taxable to U.S. shareholders. If during fiscal year 2006, we engage in activities such as the repayment of our term loan, the repurchase of our common shares, etc., which require significant usage of cash beyond the normal quarterly distributions to shareholders, it is likely that we would generate current earnings and profits. If this occurs, all distributions made during fiscal year 2006 are anticipated to be treated as dividend income, even if the activities occur after the distributions are made.

Furthermore, we believe that we were a foreign personal holding company for U.S. federal income tax purposes for our taxable years ended July 1, 2005 and July 2, 2004. Pursuant to the American Jobs Creation Act of 2004, foreign corporations will be excluded from the application of the personal holding company rules of the Internal Revenue Code of 1986, as amended (the “Code”), effective for taxable years of foreign corporations beginning after December 31, 2004. For the Company, the effective date is its fiscal year beginning July 2, 2005. As a result, if taxable distributions on our common shares are made after July 1, 2005, U.S. shareholders who are individuals may be eligible for reduced rates of taxation applicable to certain dividend income (currently a maximum rate of 15%) on distributions made after the effective date.

ITEM 6.	SELECTED FINANCIAL DATA

We list in the table below selected historical consolidated and combined financial information relating to us, and our predecessor for the periods indicated. Through November 22, 2000, the disc drive business that we now operate and the storage area networks business that we operated through November 4, 2002, were the disc drive and storage area networks divisions of Seagate Technology, Inc., a Delaware corporation, our predecessor corporation. Our operations prior to the sale of the storage area networks business were substantially identical to the operations of our predecessor before the November 2000 transactions.

•	We have derived our historical financial information as of and for the fiscal years ended July 1, 2005, July 2, 2004 and June 27, 2003 from our audited consolidated financial statements and related notes included elsewhere in this report.

•	We have derived our historical financial information as of and for the fiscal year ended June 28, 2002 and as of June 29, 2001 and for the period from November 23, 2000 to June 29, 2001 from our audited consolidated financial statements and related notes not included in this report.

•	We have derived our predecessor’s historical financial information below for the period from July 1, 2000 to November 22, 2000 from the audited combined financial statements and related notes of our predecessor, which are not included in this report.

	Seagate Technology					Predecessor
	Fiscal Year Ended					July 1, 2000 to Nov. 22, 2000
	July 1, 2005	July 2, 2004	June 27, 2003	June 28, 2002	Nov. 23, 2000 to June 29, 2001
	(in millions, except for per share data)
Revenue	$7,553	$6,224	$6,486	$6,087	$3,656	$2,310
Gross margin	1,673	1,459	1,727	1,593	732	275
Income (loss) from operations	722	444	691	374	(74)	(623)
Gain on sale of SanDisk common stock	—	—	—	—	—	102
Debt refinancing charges	—	—	—	(93)	—	—
Net income (loss)	707	529	641	153	(110)	(412)
Basic net income per share	1.51	1.17	1.53	0.38
Diluted net income per share	1.41	1.06	1.36	0.36
Total assets	5,244	3,942	3,517	3,095	2,966
Accrued deferred compensation	—	—	—	147	—
Total debt	740	743	749	751	900
Shareholders’ equity	$2,541	$1,855	$1,316	$641	$653

Number of shares used in per share computations: *
Basic	468	452	418	401
Diluted	502	498	470	428

Cash dividends declared per share	$0.26	$0.20	$0.71	$0.50

*	See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Year Ended July 1, 2005

Includes a $14 million reduction in operating expenses related to the reduction in accrued benefit obligations associated with our post-retirement medical plan and approximately $10 million in income from the settlement of a litigation matter.

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

The following is a discussion of the financial condition and results of operations for the fiscal year ended July 1, 2005, July 2, 2004 and June 27, 2003. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., which we refer to herein as Seagate Delaware, in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks operating business in November 2002.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications where our products are used in digital video recorders, digital music players and gaming devices.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal years 2005, 2004 and 2003, approximately 72%, 64% and 63%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, IBM, EMC and Apple. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 26%, 35% and 37% of our disc drive revenue in fiscal years 2005, 2004 and 2003, respectively. Retail sales in fiscal year 2005 as a percentage of our disc drive revenue increased to 1.7% from 0.9% and 0.1% in fiscal years 2004 and 2003, respectively. For fiscal years 2005, 2004 and 2003, approximately 31%, 29% and 33%, respectively, of our disc drive revenue came from customers located in North America, approximately 28%, 33% and 31%, respectively, came from customers located in Europe and approximately 41%, 38% and 36%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

November 2000 Transactions

Prior to November 22, 2000, Suez Acquisition Company, the predecessor to New SAC, entered into a stock purchase agreement with Seagate Delaware and Seagate Software Holdings, Inc., a subsidiary of Seagate Delaware. Concurrently, Seagate Delaware and VERITAS Software Corporation, which is now a wholly-owned subsidiary of Symantec Corporation (“VERITAS”) entered into an agreement and plan of merger and reorganization. Suez Acquisition Company was an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed solely for the purpose of entering into the stock purchase agreement and undertaking the related acquisitions. Suez Acquisition Company later assigned all of its rights and obligations under the stock purchase agreement to New SAC, an exempted company incorporated with limited liability under the laws of the Cayman Islands and formed for the same purpose.

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

As a result of the conclusion of the tax audits with no additional tax due, and based on the March 15, 2004 notification to VERITAS from the Internal Revenue Service, we recorded a $125 million income tax benefit in our third quarter of fiscal year 2004 from the reversal of accrued income taxes relating to the tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS.

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is experiencing several positive trends relative to overall demand, including:

•

a proliferation of applications in the consumer electronics market that utilize disc drives for non-compute applications such as music, photographic and video storage. We estimate that in the most recent quarter industry shipments of disc drives to consumer electronics applications grew approximately 80% from the year-ago quarter. We believe this trend has been supported by technological advances in areal density, which is the storage capacity per square inch on a disc, power consumption, ruggedness and interfaces (e.g. Compact Flash and USB). The combination of these technological advances has enabled entirely new applications outside of traditional compute applications, such as already demonstrated consumer electronics products like digital video recorders, digital music players and gaming devices, with many more applications emerging such as digital still and video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices;

•	a continued growth in consumer and commercial client computing systems. We believe that a portion of the growth, particularly in the mobile computing market, is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating; and

•	a renewed growth in enterprise storage applications fueled by mission critical and non-mission critical applications across multiple interfaces as well as increased storage needs as a result of expanding regulatory requirements.

We believe that for some of the fastest growing applications described above, particularly in consumer electronics, the demand is focused on higher capacity products.

Historically, the disc drive industry has exhibited a seasonal decline in unit demand during the first half of each calendar year. Given the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and June 2005 quarters, there was no traditional seasonal decline experienced by the disc drive industry in fiscal year 2005. This lack of seasonality is unprecedented in the disc drive industry and there can be no assurance that this will occur again. Given the highly seasonal nature of consumer electronics products generally, the traditional seasonal decline in unit demand could be even greater in future years.

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

Currently, the industry is in the midst of significant product transitions and new product introductions, which we believe, in some cases, have significantly stimulated the growth of new markets. Disc drive unit shipments in fiscal year 2005 were approximately 24% higher than those in fiscal year 2004. We believe that this growth has begun to and will continue to place strain on industry capacity and availability of certain key components such as media and heads, particularly in connection with the demand for higher capacity products. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to product availability. This dynamic may also slow the rate of industry cost reductions.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry exited the June 2005 quarter with what we believe to be more than 5 weeks of distribution channel inventory.

Seagate Overview.    We are a leader in the disc drive industry with products that address substantially all of the available consumer electronics, mobile computing, enterprise and desktop storage markets. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership combined with our integrated design and manufacturing have allowed us to effectively leverage our leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs.

Revenue in fiscal year 2005 of $7.6 billion was driven primarily by customer acceptance of our new products introduced in June 2004, particularly in the consumer electronics market. These new products contributed approximately 53% of revenue in our fourth quarter of fiscal year 2005.

•	Consumer—In the fourth quarter of fiscal year 2005, with respect to unit volume shipments, we achieved a leadership position in the consumer electronics market, the fastest growing segment in the disc drive industry. We shipped a total of 16.7 million disc drives in fiscal year 2005 for applications that include digital video recorders, digital music players and gaming devices, an increase of 165% from fiscal year 2004. During the fourth quarter of fiscal year 2005 we shipped a record 6.2 million disc drives for these applications, an increase of 222% from the year-ago quarter and an increase of 49% from the immediately preceding quarter. In June 2005, we announced new products that will be available in the coming months for a variety of consumer electronics applications, including an 8 GB 1-inch disc drive for hand-held devices, a low-cost 2.5-inch disc drive for digital video recorders and game consoles, a rugged 2.5-inch disc drive for automobiles and a ½ terabyte 3.5-inch disc drive for digital video recorders.

•	Mobile—Our market share of mobile computing products increased every quarter during fiscal year 2005. Unit shipments for fiscal year 2005 were 5.7 million units, an increase of 58% from fiscal year 2004. During the fourth quarter of fiscal year 2005 we shipped 2.0 million disc drives, an increase of 342% from the year-ago quarter and an increase of 15% from the immediately preceding quarter. In June 2005 we announced two new products for this market, the Momentus 5400.3, our first 2.5-inch, 160 GB notebook disc drive utilizing perpendicular recording technology, and the Momentus FDE, a notebook disc drive with hardware based encryption technology designed to address concerns over notebook computer theft and data protection.

•	Enterprise—We experienced four consecutive quarters of record shipments for enterprise applications in fiscal year 2005. We shipped 13.5 million units in fiscal year 2005, an increase of 30% from fiscal year 2004. During the fourth quarter of fiscal year 2005 we shipped a record 3.7 million disc drives, an increase of 45% from the year-ago quarter and an increase of 8% from the immediately preceding quarter.

•	Desktop—In fiscal year 2005 we continued to lead the market with shipments of 62.2 million units, an increase of over 5% from fiscal year 2004. Our product mix continued to improve as shipments of disc drives with capacities of 200 GB and larger in the June 2005 quarter were 37% more than those shipped in the March 2005 quarter. In June 2005 we expanded our offerings of high-capacity desktop disc drives with the announcement of a half-terabyte Barracuda disc drive for high-performance applications. We also announced the Seagate External Hard Drive, a ½ terabyte, one-touch back-up external drive; and, the Portable External Drive, a 120GB, 2.5-inch external drive with Firewire connectivity.

Over the past several quarters, our dependency on the distribution channel has declined due to stabilization of supply/demand, active distribution inventory management and increased OEM demand. We exited the June quarter with approximately 4.5 weeks of distribution channel inventory, which we believe was at the low-end of the industry average. For fiscal years 2005 and 2004, 72% and 64%, respectively, of our disc drive revenue was from sales to OEMs. For the fourth quarter of fiscal year 2005, the third quarter of fiscal year 2005 and the fourth quarter of fiscal year 2004, 76%, 70% and 74%, respectively, of our disc drive revenue was from sales to OEMs.

Historically, we have exhibited a seasonal decline in unit demand during the first half of each calendar year. Given the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and

June 2005 quarters, we did not experience a traditional seasonal decline in fiscal year 2005. This lack of seasonality is unprecedented in the disc drive industry and there can be no assurance that this will occur again. Given the highly seasonal nature of consumer electronics products generally, the traditional seasonal decline in unit demand could be even greater for us in future years.

In this period of rapid industry unit growth and strain on industry capacity and component availability, we believe that our areal density and vertical design and manufacture of heads and media have contributed to the increased demand for our products and our ability to supply that demand. As we have broadened our product portfolio and have gained acceptance in markets previously unaddressed by us, demand for our products has outstripped existing production capacity and we have been constrained in our ability to fully meet our customers’ requirements. As a result, we are, and we believe the industry is at full production capacity given substantial constraints in key components such as glass and aluminum media during the June 2005 quarter and will remain so for at least the September 2005 quarter. In particular, these component constraints will limit our ability to meet demand for certain of our mobile and desktop products in the September 2005 quarter. We will continue to increase our capital investment and add capacity in a measured manner, particularly in our key components capacity, to ensure that we can meet existing customer requirements.

Commencing in our first quarter of fiscal year 2006, we will include the effect of expensing stock options in our results of operations. Also, in fiscal year 2006, we expect our income tax rate to increase.

Consummation of Initial Public Offering

In December 2002, we completed the initial public offering of 72,500,000 of our common shares, 24,000,000 of which were sold by us and 48,500,000 of which were sold by New SAC, our largest shareholder, at a price of $12 per share. We received proceeds from our sale of the 24,000,000 newly issued common shares of approximately $270 million after deducting underwriting fees, discounts and commissions. In connection with our initial public offering, New SAC converted its 400,000,000 shares of our preferred stock, into common stock. Immediately prior to the closing of our initial public offering, we paid a return of capital distribution of $262 million, or $0.65 per share, to the holders of our then-outstanding shares, including New SAC. We also paid a lump sum of approximately $12 million to members of our sponsor group in exchange for the discontinuation of an annual monitoring fee of $2 million. This payment was charged to marketing and administrative expense during our second quarter of fiscal year 2002.

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

Registration of Common Shares, Consummation of Secondary Offering of Common Shares and Sale of Unregistered Common Shares by New SAC

As described in Note 1 of the Notes to the Consolidated Financial Statements in this report, on July 20, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) with respect to 60,000,000 of our common shares owned by New SAC. On September 20, 2004, the SEC declared this registration statement effective, thus allowing New SAC to sell all 60,000,000 common shares to the public.

On September 23, 2004, we completed the secondary offering of 30,000,000 of the 60,000,000 common shares, all of which were sold by New SAC, as selling shareholder. On November 15, 2004, pursuant to Rule 144 under the Securities Act of 1933, as amended, New SAC sold 13,000,000 unregistered shares of our common stock. On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the forward sale contract, New SAC hypothecated 30,000,000 of our common shares (the “Shares”) and received payment for the Shares. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM. On June 15, 2005, final settlement of the Shares occurred pursuant to the forward sale contract. At that time, any remaining interest in the Shares was transferred to GSFM and any short position that GSFM or its affiliates had been maintaining with regard to the Shares was closed out. We did not receive any of the proceeds from New SAC’s sale of our shares on September 23, 2004 and November 15, 2004, nor did we receive any proceeds from the forward sale contract between New SAC and GSFM.

On January 19, 2005, we filed a registration statement on Form S-3 with the SEC with respect to 100,000,000 of our common shares owned by New SAC. On March 15, 2005, the SEC declared this registration statement effective, thus allowing New SAC the ability to sell all 100,000,000 of these common shares to the public in the future. We will not receive any of the proceeds from the potential sale of these shares by New SAC.

On March 7, 2005, New SAC announced that it intended to continue to dispose of our remaining common shares that it holds in a series of orderly and disciplined transactions in 2005 and 2006. New SAC stated that the disposition would be effected primarily through a combination of market sales under our January 19, 2005 registration statement and through the distribution of our shares to New SAC shareholders. New SAC also stated that it may sell our common shares from time to time under Rule 144, which limits the volume of such sales in any 90-day period to the greater of 1% of our outstanding shares or the average weekly trading volume of our shares during the four weeks preceding any trade.

In particular, New SAC stated that it expected to make quarterly distributions of 25,000,000 of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100,000,000 common shares over the next year. On May 16, 2005, the first quarterly distribution of shares was completed and approximately 25,000,000 of our common shares owned by New SAC were distributed to the New SAC shareholders. On July 26, 2005, the second quarterly distribution of shares was completed and approximately 25,000,000 of our common shares were distributed to the New SAC shareholders. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. New SAC also stated that the shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

On April 21, 2005, pursuant to Rule 144, New SAC sold 15,000,000 unregistered shares of our common stock. We did not receive any of the proceeds from the sale of these shares by New SAC.

Any sale of shares registered through the January 19, 2005 registration statement will be reflected in a Form 4 filing with the SEC within 2 business days after such sale or transfer. In addition, a prospectus supplement will be filed with the SEC in connection with any such sale.

Results of Operations

We list in the tables below the historical consolidated statements of operations in dollars and as a percentage of revenue for the fiscal years indicated.

	Fiscal Year Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions)
Revenue	$7,553	$6,224	$6,486
Cost of revenue	5,880	4,765	4,759

Gross margin	1,673	1,459	1,727
Product development	645	666	670
Marketing and administrative	306	290	357
Restructuring	—	59	9

Income from operations	722	444	691
Other income (expense), net	10	(16)	(31)

Income before income taxes	732	428	660
Provision for (benefit from) income taxes	25	(101)	19

Net income	$707	$529	$641

	Fiscal Year Ended
	July 1, 2005	July 2, 2004	June 27, 2003
Revenue	100%	100%	100%
Cost of revenue	78	77	73

Gross margin	22	23	27
Product development	9	11	10
Marketing and administrative	4	5	6
Restructuring	—	—	—

Income from operations	9	7	11
Other income (expense), net	—	—	(1)

Income before income taxes	9	7	10
Provision for (benefit from) income taxes	—	(2)	—

Net income	9%	9%	10%

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue.    Revenue for fiscal year 2005 was $7.553 billion, up 21% from $6.224 billion in fiscal year 2004. The increase in revenue was primarily due to record disc drive shipments of 98.1 million units in fiscal year 2005 compared to 79.3 million units in fiscal year 2004, as well as an improved product mix of our new products, offset by price erosion. Unit shipments for our products in fiscal year 2005 were as follows:

•	Consumer—16.7 million, up from 6.3 million units in fiscal year 2004.

•	Mobile—5.7 million, up from 3.6 million units in fiscal year 2004.

•	Enterprise —13.5 million, up from 10.4 million units in fiscal year 2004.

•	Desktop—62.2 million, up from 59.0 million units in fiscal year 2004.

Our overall average sales price per unit (ASP) for our products was $72, $76, $79 and $80 for the first, second, third and fourth quarters of fiscal year 2005, respectively. This increase in overall ASP reflects the favorable impact of the new products, many of which have ASP’s above the company average.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2005, sales programs recorded as contra revenue were approximately 5% of our gross revenue, compared to 7% of our gross revenue for fiscal year 2004. The decrease in sales programs as a percentage of gross revenue was the result of a shift in revenue mix from our distribution customers, where the various sales programs are more prevalent, to our OEM customers, and lower channel inventory levels with respect to our distribution customers.

Cost of Revenue.    Cost of revenue for fiscal year 2005 was $5.880 billion, up 23% from $4.765 billion in fiscal year 2004. Gross margin as a percentage of revenue for fiscal year 2005 was 22% as compared with 23% for fiscal year 2004. The decrease in gross margin as a percentage of revenue from fiscal year 2004 was primarily due to price erosion, higher costs associated with new product transitions and increased warranty accruals with respect to new and older products partially offset by higher overall unit shipments and an increased mix of new higher-margin products.

Product Development Expense.    Product development expense decreased by $21 million, or 3%, for fiscal year 2005 when compared with fiscal year 2004. The decrease in product development expense from fiscal year 2004 was primarily due to decreases of $26 million in salaries resulting from reductions in staffing levels, $10 million in product development support costs, $6 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan, $4 million in relocation costs and $4 million in depreciation. These decreases were partially offset by an increase of $30 million in variable performance-based compensation.

Marketing and Administrative Expense.    Marketing and administrative expense increased by $16 million, or 6%, for fiscal year 2005 when compared with fiscal year 2004. The increase in marketing and administrative expense from fiscal year 2004 was primarily due to increases of $27 million in variable performance-based compensation and $4 million in the provision for bad debt. These increases were partially offset by decreases of $13 million in salaries resulting from reductions in staffing levels and $3 million resulting from the discontinuation of certain benefits associated with our post-retirement medical plan.

Restructuring.    During fiscal year 2005, we recorded $8 million in restructuring charges. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements, primarily in our U.S. operations. The restructuring charges were comprised of employee termination costs of $5 million relating to a reduction in our workforce and approximately $3 million in charges related to impaired facilities improvements as a result of the alignment plan. These restructuring activities were substantially complete at July 1, 2005. Additionally, we reversed approximately $8 million of our restructuring accruals comprised of approximately $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than amounts originally estimated and approximately $5 million relating to the sale in the first quarter of fiscal year 2005 of a surplus building previously impaired in the fiscal year 2000 restructuring.

Upon completion of the fiscal year 2005 restructuring activities, we estimate that annual salary expense will be reduced by approximately $8 million. We continue to look at opportunities for further cost reductions which may result in additional restructuring activities and restructuring charges in the future.

Net Other Income (Expense).    Net other income of $10 million in fiscal year 2005 changed from net other expense of $16 million for fiscal year 2004. The change from fiscal year 2004 was primarily due to an increase in interest income of $18 million resulting from higher average interest rates and higher average balances in our interest bearing accounts and $10 million in income in our fourth quarter of fiscal year 2005 resulting from the settlement of a litigation matter.

Income Taxes.    We recorded a provision for income taxes of $25 million for the fiscal year ended July 1, 2005 compared to a benefit from income taxes of $101 million for the fiscal year ended July 2, 2004. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes recorded for the fiscal year ended July 1, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes and (iv) utilization of U.S. research tax credits generated in the current year. Our provision for income taxes for the fiscal year ended July 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an additional valuation allowance recorded for U.S. deferred tax assets, and (iii) the reversal of the $125 million tax indemnification amount for VERITAS (further described below). Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for U.S. deferred tax assets, and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes (further described below), we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or to U.S. federal income taxes if remitted to our foreign parent holding company.

As of July 1, 2005, we have recorded net deferred tax assets of $47 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future U.S. and certain foreign taxable income.

On January 3, 2005, we underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) due to the sale of additional common shares to the public by our largest shareholder, New SAC. As a result, our pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of our U.S. business operations immediately before the ownership change multiplied by (ii) the federal long-term tax exempt rate (within the meaning of IRC Sec. 382(f)) in effect at that time. Based upon an independent valuation as of January 3, 2005, the annual limitation is $44.8 million. This annual limitation is cumulative. Therefore, if not fully utilized in a year, it is carried forward for utilization in future years in addition to the IRC Sec. 382 limitation for those years. To the extent we believe it is more likely than not that deferred tax assets consisting of the pre-change net operating losses and tax credit carryforwards will not be realized, a valuation allowance has been provided. The impact of the IRC Sec. 382 limitation was to increase our current tax expense related to the tax benefit of stock options credited to shareholders equity by approximately $15 million during the current fiscal year. In future years, such limitation may cause certain pre-change net operating loss and tax credit carryforwards to expire before utilization. As of July 1, 2005, $409 million of U.S. net operating loss carryforwards and $123 million of U.S. tax credit carryforwards were subject to the Sec. 382 limitation. In fiscal year 2006, as a result of this change in control, we expect our income tax rate to increase.

The Internal Revenue Service is currently examining our federal income tax returns for fiscal years ending in 2001 and 2002. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessments that may result.

In the fiscal year ended July 2, 2004, we recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Corporation and VERITAS. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, management determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in our third quarter of fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue.    Revenue for fiscal year 2004 was $6.224 billion, down 4% from $6.486 billion in fiscal year 2003. The decrease in revenue was primarily due to price erosion, particularly with respect to our enterprise storage products, partially offset by an increase in unit shipments. Our unit shipments increased from 68 million units in fiscal year 2003 to 79 million units in fiscal year 2004. This increase in unit shipments was primarily in our desktop storage products and was due to an increase in the total available market. Additionally, shipments increased as a result of the introduction of our mobile computing storage product.

Our overall average unit sales price for our disc drive products was $81, $80, $76 and $71 for the first, second, third and fourth quarters of fiscal year 2004, respectively. Price erosion from fiscal year 2003 to fiscal year 2004 was approximately 18%.

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

Unit shipments for enterprise storage disc drives were 10.4 million during fiscal year 2004, slightly down from 10.5 million in fiscal year 2003; and, although we experienced aggressive pricing, we believe we maintained our market share.

During fiscal year 2004, we shipped 3.6 million mobile computing disc drives. We were impacted by our limited product set for this market and our concentrated customer base. We also experienced aggressive pricing in the first half of calendar year 2004.

Unit shipments for consumer electronics storage disc drives were 6.3 million during fiscal year 2004, which represents a 33% increase in shipments from fiscal year 2003. This reflects strong growth in shipments to digital video recorder consumer electronics applications.

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

Cost of Revenue.    Cost of revenue for fiscal year 2004 was $4.765 billion and was flat from $4.759 billion in fiscal year 2003. Gross margin as a percentage of revenue for fiscal year 2004 was 23% as compared with 27% for fiscal year 2003. The decrease in gross margin as a percentage of revenue was primarily due to price erosion as a result of fewer new product introductions and longer product cycles caused by a slowing in the rate of increase in areal density. Gross margin as a percentage of revenue for the first, second, third and fourth quarters of fiscal year 2004 was 27%, 26%, 22% and 17%, respectively.

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

Restructuring.    During fiscal year 2004, we recorded $59 million in restructuring charges. Of the $59 million, $39 million was incurred in our fourth fiscal quarter ended July 2, 2004 and was associated with the planned workforce reduction that we first announced in April 2004 and implemented in June 2004. The $39 million restructuring charge was comprised of employee termination costs relating to a workforce reduction, primarily in our U.S. and Far East operations, of approximately 2,400 employees. The restructuring activities related to the charge taken in our fourth quarter of fiscal year 2004 were substantially complete as of October 2004.

The remaining $20 million in restructuring charges were incurred through the nine months ended April 2, 2004 as a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future market requirements, primarily in our U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in our workforce of approximately 650 employees. These restructuring activities were substantially complete at July 2, 2004. Upon completion of the fiscal year 2004 restructuring activities, we estimate that annual salary expense was reduced by approximately $95 million.

Net Other Income (Expense).    Net other expense decreased $15 million, or 48%, for fiscal year 2004 when compared with fiscal year 2003. The decrease in net other expense from fiscal year 2003 was primarily due to a decrease of $8 million in write-downs of our investment in a private company and a $4 million change in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan.

Income Taxes.    We recorded a benefit from income taxes of $101 million for the fiscal year ended July 2, 2004 compared to a provision for income taxes of $19 million for the fiscal year ended June 27, 2003. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The benefit for income taxes recorded for the fiscal year ended July 2, 2004 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an additional valuation allowance recorded for U.S. deferred tax assets, and (iii) the reversal of the $125 million tax indemnification amount for VERITAS (further described below). Our provision for income taxes for the fiscal year ended June 27, 2003 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs and (ii) the realization of deferred tax assets that had previously been subject to a valuation allowance. Based on our foreign ownership structure and subject to potential future increases in our valuation allowance for U.S. deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividends received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or to U.S. federal income taxes if remitted to our foreign parent holding company.

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

In the fiscal year ended July 2, 2004, we recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, Suez Acquisition Company and VERITAS. The tax indemnification amount was recorded by us in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, we determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in our third quarter of fiscal year 2004.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

As of July 1, 2005, our indebtedness consisted of $400 million in principal amount of 8% senior notes due 2009 and senior secured credit facilities which consisted of a $350 million term loan facility that had been drawn in full and a $150 million revolving credit facility, under which $35 million had been utilized for outstanding letters of credit. The credit agreement that governs our senior secured credit facilities contains covenants that Seagate Technology HDD Holdings, or HDD, our wholly-owned subsidiary that operates our disc drive business, must satisfy in order to remain in compliance with the agreement. These covenants require HDD, among other things, to maintain the following ratios: (1) an interest expense coverage ratio for any period of four consecutive fiscal quarters of at least 2.50:1.00; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50:1.00; and (3) a net leverage ratio of not more than 1.50:1.00 as of the end of any fiscal quarter. As of July 1, 2005, we are in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the quarter ended July 1, 2005 are as follows:

	Required	July 1, 2005
Interest Coverage Ratio	Not less than 2.50	92.32
Fixed Charge Coverage Ratio	Not less than 1.50	4.11
Net Leverage Ratio	Not greater than 1.50	(0.90)

On July 28, 2005, our board of directors approved a resolution, which authorized management to either restructure or repay the $350 million term loan and the $150 million revolving credit facility. Such restructuring or repayment may result in increased flexibility with respect to payment of dividends and/or the ability to repurchase some of our common shares.

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

Discussion of Cash Flows

At July 1, 2005, our working capital was $1.722 billion, which included cash, cash equivalents and short-term investments of $1.836 billion. Cash, cash equivalents and short-term investments increased $653 million from fiscal year 2004 to fiscal year 2005. This increase was primarily due to cash provided by operating activities and proceeds from employee stock option exercises and employee stock purchases partially offset by investments in property, equipment and leasehold improvements and dividends to shareholders.

Cash provided by operating activities for fiscal year 2005 was $1.428 billion and consisted primarily of net income adjusted for depreciation and amortization combined with an increase in our working capital.

During fiscal year 2005, we invested approximately $691 million in property, equipment and leasehold improvements, including deposits and prepayments. The $691 million investment was comprised of:

•	$257 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$240 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$165 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$29 million for other purposes.

In fiscal year 2006, we expect that our investment in property, equipment and leasehold improvements will be in the range of $700 million to $800 million in order to satisfy our customer’s requirements. We plan to finance these investments from existing cash balances and cash we expect to generate from operations in fiscal year 2006.

At July 2, 2004, cash, cash equivalents and short-term investments were $1.183 billion, a decrease of $11 million from the end of fiscal year 2003. This decrease was primarily due to investments in property, equipment and leasehold improvements and dividends to shareholders offset by cash provided by operating activities and proceeds from employee stock option exercises.

During fiscal year 2004, we invested approximately $605 million in property, equipment and leasehold improvements, including deposits and prepayments. The $605 million investment was comprised of:

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

Net cash provided by operating activities was $1.428 billion for fiscal year 2005, $635 million for fiscal year 2004 and $882 million for fiscal year 2003. Net cash provided by operating activities for fiscal year 2005 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization combined with an increase in our working capital. Net cash provided by operating activities for fiscal year 2004 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and the non-cash benefit for the reversal of tax indemnification amounts. Net cash provided by operating activities for fiscal year 2003 was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and deferred compensation payments.

Net cash used in investing activities was $1.069 billion for fiscal year 2005, $962 million for fiscal year 2004 and $754 million for fiscal year 2003. Net cash used in investing activities for fiscal years 2005, 2004 and 2003 was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities and sales thereof.

Net cash used in financing activities was $35 million for fiscal year 2005 and $0 million for fiscal year 2004 while $9 million of cash was provided by financing activities in fiscal year 2003. Net cash used in financing activities for fiscal year 2005 was primarily attributable to dividends to our shareholders and principal payments on our senior secured credit facilities offset by cash provided by employee stock option exercises and employee stock purchases. Net cash used in financing activities for fiscal year 2004 was zero and was primarily attributable to dividends to our shareholders and principal payments on our senior secured credit facilities completely offset by cash provided by employee stock option exercises and employee stock purchases. Net cash provided by financing activities for fiscal year 2003 was primarily attributable to cash provided from the sale of our common shares partially offset by dividends to our shareholders.

Liquidity Sources and Cash Requirements and Commitments

On March 4, 2005, our board of directors approved the increase of our quarterly distribution from $0.06 per share to no more than $0.08 per share (up to $0.32 per share annually). We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

During fiscal year 2005, we paid dividends aggregating approximately $122 million, or $0.26 per share, to our common shareholders of record as of August 6, 2004, November 5, 2004, February 4, 2005, and May 6, 2005. On July 19, 2005, we declared a quarterly dividend of $0.08 per share to be paid on or before August 19, 2005 to our common shareholders of record as of August 5, 2005.

Our principal sources of liquidity as of July 1, 2005 consisted of: (1) $1.836 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $35 million had been used for outstanding letters of credit and bankers’ guarantees as of July 1, 2005, and (3) cash we expect to generate from operations.

Our principal liquidity requirements are to service our debt and meet our working capital, research and development and capital expenditure needs. In addition, since the second half of fiscal year 2002 and through fiscal years 2003, 2004 and 2005, we have paid dividends to our shareholders.

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

Our contractual cash obligations and commitments as of July 1, 2005 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2006	2007- 2008	2009- 2010	Thereafter
Contractual Cash Obligations:
Long term debt	$740	$4	$336	$400	$—
Capital expenditures	267	267	—	—	—
Operating leases (1)	144	23	14	8	99
Purchase obligations (2)	1,428	1,331	59	38	—

Subtotal	2,579	1,625	409	446	99
Commitments:
Letters of credit or bank guarantees	35	35	—	—	—

Total	$2,614	$1,660	$409	$446	$99

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of July 1, 2005, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Equity Compensation Plan Information

The following table sets forth, for each of our existing equity compensation plans, the number of common shares issuable upon exercise of outstanding options, warrants and rights, the weighted-average exercise price of the outstanding options, warrants and rights, and the number of common shares remaining available for issuance under such plans as of the end of fiscal year 2005.

	(a)		(b)	(c)
Equity Compensation Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plans Approved by Shareholders	58,689,575	(1)	$8.32 per share(2)	36,044,661	(3)
Plans Not Approved by Shareholders	—		—	—

Total	58,689,575		$8.32 per share	36,044,661

(1)	This number includes 56,205,366 common shares that were subject to issuance upon the exercise of stock options granted under our 2001 Share Option Plan, and 2,484,209 common shares were purchased under our Employee Stock Purchase Plan (the “ESPP”) on July 29, 2005, the purchase date for the purchase period that was in progress as of July 1, 2005. A maximum of 2,500,000 common shares were available for purchase under our ESPP in that purchase period.

(2)	This value is calculated based only on the exercise price of options outstanding under the 2001 Share Option Plan. The exercise price for the rights awarded under the ESPP in the purchase period in progress on July 1, 2005 could not be determined as of July 1, 2005. On July 29, 2005, the purchase date for that purchase period, the weighted average exercise price for the shares issued upon the exercise of outstanding rights pursuant to the ESPP was $9.82 per share.

(3)	This number includes 974,967 common shares available for issuance under our 2001 Share Option Plan, 27,500,000 common shares available for issuance under our 2004 Stock Compensation Plan and at least 7,569,694 common shares available for issuance under our ESPP. A total of 36,044,661 of our common shares will be available for issuance under our equity compensation plans. In addition, the ESPP provides for automatic annual increases in the number of shares of common stock reserved for issuance under the ESPP at the start of each of our fiscal years (beginning with fiscal year 2004) equal to the lesser of (1) 2,500,000 shares or (2) one half of one percent (0.5%) of the shares outstanding on the last day of the immediately preceding fiscal year, or (3) a lesser amount as determined by our board of directors.

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

Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second quarter of fiscal year 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories of our products are at the low end of the historical range. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

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

Valuation of Deferred Tax Assets.    The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 151. We do not expect that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS 123-R, and will recognize share-based compensation costs in our results of operations. We currently provide pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on our results of operations in our notes to consolidated financial statements. See Note 1, Summary of Significant Accounting Policies—Pro Forma Effects of Stock-Based Compensation on Net Income Per Share. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123-R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; the potentially significant effect of income taxes; and the transition method chosen for adopting SFAS 123-R, which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method”. We plan to adopt SFAS 123-R using the modified prospective application method. We expect that the adoption of SFAS 123-R will have a material impact on our results of operations subsequent to adoption.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with our first quarter of fiscal year 2006. We not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.

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

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, application-specific integrated circuits, or ASICs and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

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

We have also started to experience competition from other companies that produce alternative storage technologies like flash memory, where increased capacity and lower cost of these technologies have resulted in competition with our lower capacity, smaller form factor disc drives.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our stock price to decline.

In the past, our quarterly revenue and operating results fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume comparable product technology or alternative storage technology solutions, such as flash memory;

•	competitive pressures resulting in lower selling prices;

•	increased costs or adverse changes in availability of supplies;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times like now where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	the impact of corporate restructuring activities that we may engage in;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like digital music players and digital cameras, represent fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second quarter of fiscal year 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. In June 2005, we announced an 8GB 1-inch form factor disc drive, which will primarily be used in hand-held consumer electronics devices such as digital music players and digital cameras, and new versions of our 2.5-inch disc drives for the mobile computing and consumer electronics markets. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disc drives. In particular, we anticipate that sales of our products will continue to be lower during our fourth fiscal quarter than the rest of the year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of personal computers and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For instance, given the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and June 2005 quarters, we did not experience a traditional seasonal decline in fiscal year 2005. This lack of seasonality is unprecedented in the disc drive industry and there can be no assurance that this will occur again. Given the highly seasonal nature of consumer electronics products generally, the traditional seasonal decline in unit demand could be even greater for us in future years.

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

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials, such as precious metals, that were in short supply in the industry in general.

In addition, the recent increases in demand for small form factor mobile products, such as our ST1 and Momentus drives, have led to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives. Increasing unit growth for 3.5-inch disc drives could also put a strain on aluminum media production capacity.

Historically, the technology sector specifically, and the economy generally have experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components.

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

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time reducing operating expenses. In this regard, we have engaged in ongoing, company-wide manufacturing efficiency activities intended to increase productivity and reduce costs. These activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. For example, in our fourth quarter of fiscal year 2004, we undertook significant restructuring activities to reduce the costs of our operations and we continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

Industry Demand—Changes in demand for computer systems and storage subsystems has caused and may cause in the future a decline in demand for our products.

Our disc drives are components in computers, computer systems, storage subsystems and consumer electronics devices. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for personal computers and consumer electronics devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. During economic slowdowns such as the one that began in 2000, demand for disc drives, particularly in the enterprise sector was adversely impacted as a result of the weakened economy and because enterprises shifted their focus from making new equipment purchases to more efficiently using their existing information technology infrastructure through, among other things, adopting new storage architectures. Unexpected slowdowns in demand for computer systems and storage subsystems generally cause sharp declines in demand for disc drive products.

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

Consolidation among captive manufacturers may provide them with competitive advantages over independent manufacturers, including us. For example, in December 2002, IBM merged its disc drive business with the disc drive business of Hitachi through the formation of Hitachi Global Storage Technologies, a separate company. Hitachi is the controlling shareholder of Hitachi Global Storage Technologies and is expected to assume full ownership at the end of 2005. As a part of this transaction, each of IBM and Hitachi agreed to multi-year supply commitments with the new company. Because IBM is one of our most significant customers and Hitachi is one of our most significant competitors, there is a significant risk that IBM will decrease the number of disc drives purchased from us and increase the number purchased from the new company. Moreover, economies of scale and the combination of the two companies’ technological capabilities, particularly in the enterprise sector of our industry, could make the new company a more formidable competitor than IBM or Hitachi operating alone.

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

Our recent results have been materially benefited by significant growth in new consumer electronics applications like digital video recorders and digital music players which are experiencing unexpected growth after the typically high demand holiday season. While this growth has enabled us to offset the traditional seasonal decline experienced in the March and June quarters of fiscal year 2005, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for the compute products, which have been our traditional markets. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability of smaller form factors. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For fiscal years 2005, 2004 and 2003, we had product development expenses of $645 million, $666 million and $670 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

When we develop new products with higher capacity and more advanced technology, our operating results may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products suffer increases in failures, are of low quality or are not reliable, customers may reduce their purchases of our products and our manufacturing rework and scrap costs and service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive as compared with other disc drive manufacturers.

Impact of Technological Change—Increases in the areal density of disc drives may outpace customers’ demand for storage capacity.

The rate of increase in areal density, or storage capacity per square inch on a disc, may be greater than the increase in our customers’ demand for aggregate storage capacity. As a result, our customers’ storage capacity needs may be satisfied with fewer disc drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Information Storage Products—Future changes in the nature of information storage products may reduce demand for traditional disc drive products.

We expect that in the future new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a disc drive. While we are investing development resources in designing information storage products for new applications, it is too early to assess the impact of these new applications on future demand for disc drive products. We cannot assure you that we will be successful in developing other information storage products. In addition, there are currently no widely accepted standards in various technical areas that may be important to the future of our business, including the developing sector of intelligent storage solutions. Products using alternative technologies, such as semiconductor memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products.

For example, semiconductor memory is much faster than disc drives, but currently is volatile in that it is subject to loss of data in the event of power failure and is much more costly than disc drive technologies. Flash EEPROM, a nonvolatile semiconductor memory, is currently much more costly than disc drive technologies and, while it has higher read performance than disc drives, it has lower write performance. Flash EEPROM could become competitive in the near future for applications requiring less storage capacity than that required in traditional markets for our products.

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

Research and development expenses represent a significant portion of our fixed costs. As part of our vertical integration strategy, we explore a broad range of ways to improve disc drives as well as possible alternatives to disc drives for storing and retrieving electronic data. If we fail to develop new technologies in a timely manner, and our competitors succeed in doing so, our ability to sell our products could be significantly diminished. Conversely, if we over invest in technologies that can never be profitably manufactured and marketed, our results of operations could suffer. By way of example, we have incurred expenses in exploring new technologies for storing electronic data, including perpendicular recording technology, which involves a different orientation for the magnetic field than is currently used in disc drives, and heat assisted magnetic recording technology, which uses heat generated by a laser to improve storage capacity. We believe these new technologies could significantly improve the storage capacity of disc drives over the long term. To date, we have not yet developed a commercial product based on these technologies. Furthermore, based on our recent experience in the industry with respect to new product introductions, we believe that the rate of increase of areal density is slowing as compared to its previous levels, which has lengthened the life cycles of existing products and may further postpone returns on our investments in new technologies. If we have invested too much in new technologies, our results of operations could be adversely affected. In addition, as we increase our capacity and capital spending, as well as replace our existing assets with new, higher cost assets, we expect that our depreciation expense will increase, which will contribute to our high level of fixed costs and reduce our earnings. This could cause the market price of our common shares to decline.

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

We received a letter dated November 20, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Technology, Inc. entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 20, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 20, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement, and the Trustee ultimately rejected the Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. We have since reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to the settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supports the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee seeks approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License

Agreement. The Bankruptcy trustee withdrew his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 28, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement.

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

Our existing debt instruments, including the indenture governing our outstanding 8% senior notes, impose, and the terms of any future debt may impose, operating and other restrictions on us. The indenture governing our 8% senior notes limits our ability to incur additional indebtedness if our consolidated coverage ratio, which is the ratio of the aggregate consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, of our subsidiary, Seagate Technology HDD Holdings, the issuer of our 8% senior notes, and its restricted subsidiaries, to the total interest expense of those entities, is less than or equal to 3.0:1.0 during any consecutive four-quarter period. Our existing debt instruments also limit, among other things, our ability to:

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

These covenants are subject to a number of important qualifications and exceptions, including exceptions that permit us to make significant dividends. In addition, the obligation to comply with many of the covenants under the indenture governing our 8% senior notes will cease to apply if the notes achieve investment grade status.

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

SOX 404 Compliance—While we believe that we currently have adequate internal control procedures in place, we are still exposed to future risks of non-compliance and will continue to incur costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

We have recently completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of July 1, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

Ownership of Our Common Shares by Our Sponsor Group—Because our sponsor group, through its ownership of New SAC, will continue to hold a significant interest in us, the influence of our public shareholders over significant corporate actions will be limited.

As of July 26, 2005, New SAC owns approximately 30.3% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of July 26, 2005, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 9.6%, 6.7%, 3.5%, 2.0% and 0.7%, respectively, of our outstanding common shares. In addition, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. directly own approximately 3.3%, 2.3%, 1.2%, 0.7% and 0.2%, respectively, of our outstanding common shares as of July 26, 2005.

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

Accordingly, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of New SAC, which is controlled by the members of our sponsor group. Conflicts of interest could arise between us and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain significant influence over us for the foreseeable future, even after New SAC distributes its shares in us to the New SAC shareholders, as it began to do in May 2005 and continued to do in July 2005, distributing an aggregate of approximately 50 million of our outstanding common shares owned by it. The members of our sponsor group may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

Future Sales—Additional sales of our common shares by New SAC, our sponsors or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If New SAC or—after further distributions to our sponsors of our shares by New SAC—our sponsors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and our sponsors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. Specifically, any of New SAC, Silver Lake Partners, Texas Pacific Group or August Capital can unilaterally require that we file registration statements covering common shares held by New SAC. In addition, either Silver Lake Partners or Texas Pacific Group can unilaterally cause New SAC to distribute its shares in us to our sponsor group and New SAC’s other shareholders. By exercising their registration or distribution rights and selling a large number of common shares, New SAC or any of the sponsors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

New SAC has stated that it intends to continue to dispose of our remaining common shares that it holds in a series of orderly and disciplined transactions in 2005 and 2006. New SAC stated that the disposition would be effected primarily through a combination of market sales under the registration statement on Form S-3 that we filed in January 2005 and through the distribution of our shares to New SAC shareholders. New SAC also stated that it may sell our common shares from time to time under Rule 144, which limits the volume of such sales in any 90-day period to the greater of 1% of our outstanding shares or the average weekly trading volume of our shares during the four weeks preceding any trade. In particular, New SAC stated that it expected to make quarterly distributions of 25,000,000 of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100,000,000 common shares over the next year. In May 2005 and July 2005, New SAC distributed an aggregate of approximately 50,000,000 of our common shares owned by it to the New SAC shareholders. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts; and

•	the sale of our common shares held by New SAC, members of our sponsor group or members of management.

Failure to Pay Quarterly Dividends—Our failure to pay quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly.

We paid quarterly dividends of $0.06 per share on each of August 20, 2004, November 19, 2004 and February 18, 2005 to our common shareholders of record as of August 6, 2004, November 5, 2004 and February 4, 2005, respectively. On March 4, 2005, our board of directors approved the increase of our quarterly dividend from $0.06 per share to no more than $0.08 per share. We paid a quarterly dividend of $0.08 per share on May 20, 2005 to our common shareholders of record as of May 6, 2005. On July 19, 2005 we declared a dividend of $0.08 per share to be paid on or before August 19, 2005 to our common shareholders of record as of August 5, 2005.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

Taxation of Distributions—U.S. shareholders may be subject to U.S. federal income tax on future distributions on our common shares.

Because we did not have any current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended July 1, 2005, distributions on our common shares during this period were treated as a return of capital rather than dividend income for U.S. federal income tax purposes. There can be no assurance, however, that we will not have current or accumulated earnings and profits for U.S. federal income tax purposes in future years. To the extent that we have current or accumulated earnings and profits for U.S. federal income tax purposes, distributions on our common shares will not be treated as a return of capital distribution and will be treated as dividend income, taxable to U.S. shareholders. If during fiscal year 2006, we engage in activities such as the repayment of our term loan, the repurchase of our common shares, etc., which require significant usage of cash beyond the normal quarterly distributions to shareholders, it is likely that we would generate current earnings and profits. If this occurs, all distributions made during fiscal year 2006 are anticipated to be treated as dividend income, even if the activities occur after the distributions are made.

Furthermore, we believe that we were a foreign personal holding company for U.S. federal income tax purposes for our taxable years ended July 1, 2005 and July 2, 2004. Pursuant to the American Jobs Creation Act of 2004, foreign corporations will be excluded from the application of the personal holding company rules of the Internal Revenue Code of 1986, as amended (the “Code”), effective for taxable years of foreign corporations beginning after December 31, 2004. For the Company, the effective date is its fiscal year beginning July 2, 2005. As a result, if taxable distributions on our common shares are made after July 1, 2005, U.S. shareholders who are individuals may be eligible for reduced rates of taxation applicable to certain dividend income (currently a maximum rate of 15%) on distributions made after the effective date.

Because we are a foreign corporation, for corporate shareholders, the dividends will not be eligible for the dividends-received deduction generally allowed to U.S. corporations in respect of dividends received from other U.S. corporations. Dividends will be income from sources outside the United States.

Potential Governmental Action—Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either the Company or its shareholders. For example, the eligibility for favorable tax treatment of taxable distributions paid to U.S. shareholders of the Company as qualified dividends could be eliminated.

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

Our corporate affairs are governed by our third amended and restated memorandum and articles of association, by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by our management, directors or controlling shareholder than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

We have both fixed and floating rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We have used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our floating rate debt obligations. Our last interest rate swap agreement matured in November 2002. We currently have no interest rate swap agreements.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 1, 2005. All investments mature in three years or less.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value July 1, 2005
	(in millions)
Assets
Cash equivalents:
Fixed rate	$677						$677	$676
Average interest rate	3.15%						3.15%
Short-term investments:
Fixed rate	$127	$468	$66				$661	$656
Average interest rate	3.10%	3.19%	3.62%				3.22%
Variable rate	$434						$434	$434
Average interest rate	3.31%						3.31%
Total investment securities	$1,238	$468	$66				$1,772	$1,766
Average interest rate	3.20%	3.19%	3.62%				3.21%
Long-Term Debt
Fixed rate				$400			$400	$426
Average interest rate				8.00%			8.00%
Floating rate:
Tranche B (LIBOR +2%)	$4	$336					$340	$340
	5.31%	5.31%					5.31%

Foreign Currency Exchange Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. In the fourth quarter of fiscal year 2004, we instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts.

As of July 1, 2005, our notional fair values of foreign exchange forward contracts totaled $63 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of July 1, 2005 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Thai baht	$41	40.16	$(1)
Singapore dollar	12	1.67	$—
British pounds	10	1.83	—

	$63		$(1)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 1, 2005	July 2, 2004
ASSETS (See Note 2)
Cash and cash equivalents	$746	$422
Short-term investments	1,090	761
Accounts receivable, net	1,094	690
Affiliate accounts receivable	—	1
Inventories	431	449
Other current assets	141	138

Total Current Assets	3,502	2,461
Property, equipment and leasehold improvements, net	1,529	1,301
Other assets, net	213	180

Total Assets (See Note 2)	$5,244	$3,942

LIABILITIES
Accounts payable	$1,108	$740
Accrued employee compensation	266	141
Accrued expenses	241	237
Accrued warranty	115	78
Accrued income taxes	46	48
Current portion of long-term debt	4	4

Total Current Liabilities	1,780	1,248
Accrued warranty	128	47
Other liabilities	59	53
Long-term debt, less current portion	736	739

Total Liabilities	2,703	2,087

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 476,765,764 issued and outstanding at July 1, 2005 and 459,595,663 issued and outstanding at July 2, 2004	—	—
Additional paid-in capital	632	650
Deferred stock compensation	(3)	(6)
Accumulated other comprehensive loss	(9)	(3)
Retained earnings	1,921	1,214

Total Shareholders’ Equity	2,541	1,855

Total Liabilities and Shareholders’ Equity	$5,244	$3,942

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
Revenue	$7,553	$6,224	$6,486

Cost of revenue	5,880	4,765	4,759
Product development	645	666	670
Marketing and administrative	306	290	357
Restructuring, net	—	59	9

Total operating expenses	6,831	5,780	5,795

Income from operations	722	444	691
Interest income	36	17	16
Interest expense	(48)	(45)	(47)
Other, net	22	12	—

Other income (expense), net	10	(16)	(31)

Income before income taxes	732	428	660
Provision for (benefit from) income taxes	25	(101)	19

Net income	$707	$529	$641

Net income per share:
Basic	$1.51	$1.17	$1.53
Diluted	1.41	1.06	1.36
Number of shares used in per share calculations:
Basic	468	452	418
Diluted	502	498	470
Cash dividends declared per share	$0.26	$0.20	$0.71

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
OPERATING ACTIVITIES
Net income	$707	$529	$641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	466	422	443
Deferred income taxes	11	16	(15)
VERITAS tax indemnification	—	(125)	—
Other non-cash operating activities, net	8	1	34
Changes in operating assets and liabilities:
Accounts receivable	(403)	(80)	(8)
Inventories	18	(130)	5
Accounts payable	368	89	(99)
Accrued expenses, employee compensation and warranty	142	(44)	63
Accrued income taxes	13	(6)	9
Accrued deferred compensation	—	—	(147)
Other assets and liabilities	98	(37)	(44)

Net cash provided by operating activities	1,428	635	882

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(691)	(605)	(516)
Purchases of short-term investments	(4,796)	(4,143)	(3,408)
Maturities and sales of short-term investments	4,465	3,822	3,194
Sale of Xiotech, net of repayment of intercompany debt	—	—	8
Sale of Reynosa facility	—	—	28
Other investing activities, net	(47)	(36)	(60)

Net cash used in investing activities	(1,069)	(962)	(754)

FINANCING ACTIVITIES
Repayment of long-term debt	(3)	(6)	(2)
Issuance of common shares in initial public offering	—	—	270
Proceeds from exercise of employee stock options and employee stock purchase plan	90	96	29
Dividends to shareholders	(122)	(90)	(288)

Net cash provided by (used in) financing activities	(35)	—	9

Increase (decrease) in cash and cash equivalents	324	(327)	137
Cash and cash equivalents at the beginning of the period	422	749	612

Cash and cash equivalents at the end of the period	$746	$422	$749

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$48	$43	$49
Cash paid for income taxes, net of refunds	9	13	27

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended July 1, 2005, July 2, 2004 and June 27, 2003

(in millions)

	Number of Preferred Shares	Par Value of Shares	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Loss	Total
Balance at June 28, 2002	400	$—	2	$—	$598	$—	$43	$641
Net income and comprehensive Income							642	642
Issuance of common shares related to employee stock options			13		29			29
Sale of Xiotech to New SAC in exchange for $32 note payable distributed to shareholders					(1)			(1)
Dividends to shareholders					(288)			(288)
Issuance of common shares in initial public offering			24		270			270
Conversion of preferred shares into common shares upon initial public offering	(400)		400
Compensation expense related to New SAC					11			11
Deferred stock compensation					11	(11)		—
Amortization of deferred stock compensation						2		2
Compensation expense related to executive terminations					10			10

Balance at June 27, 2003	—	—	439	—	640	(9)	685	1,316
Comprehensive income:
Unrealized loss on marketable securities							(3)	(3)
Net income							529	529

Comprehensive income								526

Issuance of common shares related to employee stock options and employee stock purchase plan			21		96			96
Dividends to shareholders					(90)			(90)
Compensation expense related to New SAC					2			2
Amortization of deferred stock compensation						3		3
Compensation expense related to executive terminations					2			2

Balance at July 2, 2004	—	—	460	—	650	(6)	1,211	1,855
Comprehensive income:
Unrealized loss on marketable securities							(3)	(3)
Unrealized loss on cash flow hedges							(3)	(3)
Net income							707	707

Comprehensive income								701

Issuance of common shares related to employee stock options and employee stock purchase plan			17		90			90
Dividends to shareholders					(122)			(122)
Tax benefit from stock options					15			15
Amortization of deferred stock compensation					(1)	3		2

Balance at July 1, 2005	—	$—	477	$—	$632	$(3)	$1,912	$2,541

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations—The Company designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, digital music players and gaming devices. The Company sells its disc drives primarily to major original equipment manufacturers, or OEMs, distributors and retailers.

New SAC originally acquired the Company in November 2000 from Seagate Technology, Inc. From November 2000 to December 2002, the Company was a wholly-owned subsidiary of New SAC. In December 2002, the Company completed the initial public offering of 72,500,000 of its common shares, 24,000,000 of which were sold by the Company and 48,500,000 of which were sold by New SAC, as selling shareholder, at a price of $12 per share. In connection with the Company’s initial public offering, New SAC converted its 400,000,000 shares of the Company’s preferred stock, into common stock. The Company’s common shares began trading on December 11, 2002. In July 2003, the Company completed the secondary offering of 69,000,000 of its common shares, all of which were sold by New SAC, as selling shareholder, at a price of $18.75 per share. As of July 1, 2005, New SAC owned 169,500,246 common shares of the Company, or 35.6% of total outstanding common shares. See Note 1, Registration of Common Shares, Consummation of Secondary Offerings of Common Shares and Sale of Unregistered Common Shares by New SAC.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized.

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2005 comprised 52 weeks and ended on July 1, 2005, fiscal year 2004 comprised 53 weeks and ended on July 2, 2004 and fiscal year 2003 comprised 52 weeks and ended on June 27, 2003, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. Fiscal year 2006 will be 52 weeks and will end on June 30, 2006.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs—The Company’s revenue recognition policy complies with Staff Accounting Bulletin No. 101/104, “Revenue Recognition in Financial Statements.” Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed price to the buyer, and when collectibility is reasonably assured. For our direct retail customers, revenue is recognized on a sell-through basis and such sales have not been material to date. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” The Company also adheres to the requirements of Emerging Issue Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” (“EITF 01-09”) for sales incentive programs. The Company follows Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance contracts” for sales of extended warranties.

Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF 01-09 have been met.

Product Warranty—Enterprise products that are used in large scale servers and data warehousing systems are warranted for three to five years while personal storage products used in consumer and commercial desktop systems are warranted for one to five years. Effective June 1, 2004, the Company extended its standard warranty from one year to five years on all internal desktop and notebook disc drives shipped through the distribution and retail channels. A provision for estimated future costs relating to warranty expense is recorded when revenue is recorded and is included in cost of revenue. The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date. Shipping and handling costs are also included in cost of revenue.

Inventory—Inventories are valued at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Equipment, and Leasehold Improvements—Land, equipment, buildings and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

Advertising Expense—The cost of advertising is expensed as incurred. Advertising costs were approximately $26 million, $25 million and $28 million in fiscal years 2005, 2004 and 2003, respectively.

Stock-Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related interpretations.

Foreign Currency Remeasurement and Translation—The U.S. dollar is the functional currency for all of the Company’s foreign operations. As a result, gains and losses on the remeasurement into U.S. dollars of amounts not denominated in U.S. dollars are included in net income (loss) for those operations.

Derivative Financial Instruments—The Company applies the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. See Note 2, Balance Sheet Information—Derivative Financial Instruments.

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

Strategic Investments—The Company enters into certain strategic investments for the promotion of business and strategic objectives and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in the accompanying balance sheets in other assets, net. Non-marketable investments are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The Company’s results of operations for fiscal years 2004 and 2003 included write-downs of $2 million and $10 million, respectively, in an investment in a private company. The carrying value of the Company’s strategic investments totaled $15 million and $6 million at July 1, 2005 and July 2, 2004, respectively.

Concentration of Credit Risk—The Company’s customer base for disc drive products is concentrated with a small number of OEMs and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplier Concentration—Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations.

Impact of Recently Issued Accounting Standards—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Beginning with its first quarter of fiscal year 2006, the Company will be required to adopt SFAS 151. The Company does not expect that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which is a revision of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”), and supersedes APBO 25, and its related implementation guidance. SFAS 123-R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123-R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with the Company’s first quarter of fiscal year 2006, it will be required to adopt SFAS 123-R, and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on its results of operations in its notes to consolidated financial statements. See Note 1, Summary of Significant Accounting Policies – Pro Forma Effects of Stock-Based Compensation on Net Income Per Share. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123-R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; the potentially significant effect of income taxes; and the transition method chosen for adopting SFAS 123-R, which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method”. The Company plans to adopt SFAS 123-R using the modified prospective application method. The Company expects that the adoption of SFAS 123-R will have a material impact on its results of operations subsequent to adoption.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its results of operations or financial position.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions, except per share data)
Numerator:
Net Income	$707	$529	$641

Denominator:
Denominator for basic net income per share—weighted average number of common shares outstanding during the period	468	452	418
Incremental common shares attributable to exercise of outstanding options	34	46	52

Denominator for diluted net income per share	502	498	470

Net income per share:
Basic	$1.51	$1.17	$1.53

Diluted	$1.41	$1.06	$1.36

Options to purchase 6.8 million, 3.7 million and 0.5 million shares of common stock were outstanding during fiscal years 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Effects of Stock-Based Compensation on Net Income Per Share

The Company continues to use the intrinsic value method under APBO 25 and related interpretations in accounting for employee stock options until required otherwise by SFAS 123-R. See Note 1, Summary of Significant Accounting Policies—Impact of Recently Issued Accounting Standards, for a discussion of SFAS 123-R. The alternative fair-value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company. The Company’s stock-based compensation costs are amortized on a straight-line basis over the respective vesting periods of the awards. The pro forma information under SFAS 123 is as follows:

	Fiscal Years Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions, except per share data)
Net income—as reported	$707	$529	$641
Add-back: Stock-based employee compensation expense included in net income	2	3	2
Deduct: Total stock-based employee compensation expense determined under fair value method	(76)	(62)	(38)

Net income—pro forma	$633	$470	$605

Net income per share:
Basic—as reported	$1.51	$1.17	$1.53

Basic—pro forma	1.35	1.04	1.45

Diluted—as reported	1.41	1.06	1.36

Diluted—pro forma	1.27	0.95	1.30

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 9, 2004, New SAC and Goldman Sachs Financial Markets, L.P. (“GSFM”) entered into a forward sale contract to sell the remaining 30,000,000 registered common shares available to be sold by New SAC under the July 20, 2004 registration statement. Under the contract, New SAC hypothecated 30,000,000 of the Company’s common shares (the “Shares”), received proceeds of approximately $499 million and distributed these proceeds to holders of its ordinary shares including approximately $79 million to current and former officers and employees of the Company who hold ordinary shares of New SAC. On January 3, 2005, New SAC satisfied its delivery obligation under the forward sale contract and transferred all of its voting, dividend and economic rights to the Shares to GSFM. On June 15, 2005, final settlement of the Shares occurred pursuant to the forward sale contract. At that time, any remaining interest in the Shares was transferred to GSFM and any short position that GSFM or its affiliates had been maintaining with regard to the Shares was closed out.

The Company did not receive any of the proceeds from New SAC’s sale of its shares on September 23, 2004 and November 15, 2004, nor did it receive any proceeds from the December 9, 2004 forward sale contract between New SAC and GSFM.

On January 19, 2005, the Company filed a registration statement on Form S-3 with the SEC with respect to 100,000,000 common shares of the Company owned by New SAC. On March 15, 2005, the SEC declared this registration statement effective, thus allowing New SAC the ability to sell all 100,000,000 of these common shares to the public in the future. The Company will not receive any of the proceeds from the potential sale of these shares.

On March 7, 2005, New SAC announced that it intended to continue to dispose of the Company’s remaining common shares that it holds in a series of orderly and disciplined transactions in 2005 and 2006. New SAC stated that the disposition would be effected primarily through a combination of market sales under the Company’s January 19, 2005 registration statement and through the distribution of the Company’s shares to New SAC shareholders. New SAC also stated that it may sell the Company’s common shares from time to time under Rule 144, which limits the volume of such sales in any 90-day period to the greater of 1% of the Company’s outstanding shares or the average weekly trading volume of the Company’s shares during the four weeks preceding any trade.

In particular, New SAC stated that it expected to make quarterly distributions of 25,000,000 of the Company’s common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100,000,000 common shares over the next year. On May 16, 2005, the first quarterly distribution of shares was completed and approximately 25,000,000 of the Company’s common shares owned by New SAC were distributed to the New SAC shareholders. On July 26, 2005, the second quarterly distribution of shares was completed and approximately 25,000,000 of the Company’s common shares were distributed to the New SAC shareholders. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. New SAC also stated that the shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so for at least a year, if at all.

On April 21, 2005, pursuant to Rule 144, New SAC sold 15,000,000 unregistered shares of the Company’s common stock and received gross proceeds of $277 million and distributed its proceeds to holders of its ordinary shares including approximately $44 million to current and former officers and employees of the Company who hold ordinary shares of New SAC. The Company did not receive any of the proceeds from the sale of these shares by New SAC.

Any sale of the shares registered through the January 19, 2005 registration statement will be reflected in a Form 4 filing with the SEC within 2 business days after such sale or transfer. In addition, a prospectus supplement will be filed with the SEC in connection with any such sale.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at July 1, 2005:

	Amortized Cost	Unrealized Loss	Fair Value
	(in millions)
Money market mutual funds	$58	$—	$58
U.S. government and agency obligations	539	(6)	533
Auction rate preferred stock	434	—	434
Corporate securities	741	—	741

Total available-for-sale securities	$1,772	$(6)	$1,766

Included in cash and cash equivalents			$676
Included in short-term investments			1,090

			$1,766

The following is a summary of the fair value of available-for-sale securities at July 2, 2004:

	Amortized Cost	Unrealized Loss	Fair Value
	(in millions)
Money market mutual funds	$60	$—	$60
U.S. government and agency obligations	401	(3)	398
Auction rate preferred stock	304	—	304
Corporate securities	335	—	335

Total available-for-sale securities	$1,100	$(3)	$1,097

Included in cash and cash equivalents			$336
Included in short-term investments			761

			$1,097

The fair value of the Company’s investment in debt securities, by remaining contractual maturity, is as follows:

	July 1, 2005	July 2, 2004
	(in millions)
Due in less than 1 year	$746	$313
Due in 1 to 3 years	528	420

	$1,274	$733

Fair Value Disclosures—The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, notes, marketable equity securities and debentures are estimated based on quoted market prices.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and fair values of the Company’s financial instruments are as follows:

	July 1, 2005		July 2, 2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in millions)
Cash equivalents	$676	$676	$336	$336
Short-term investments	1,090	1,090	761	761
8.0% senior notes, due 2009	(400)	(426)	(400)	(414)
Senior Secured Credit Facilities:
LIBOR plus 2% Term Loan B	(340)	(340)	(343)	(343)
Foreign currency forward exchange contracts	(1)	(1)	—	—

Derivative Financial Instruments—The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2005, 2004 and 2003, the Company did not enter into any fair value hedges or hedges of net investments in foreign operations.

In the fourth quarter of fiscal year 2004, the Company instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next fiscal year. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the forward exchange contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward exchange contracts.

As at July 1, 2005, the notional value of the Company’s outstanding currency contracts was approximately $12 million in Singapore dollars, $41 million in Thai baht and $10 million in British pounds. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and it manages the notional amount on contracts entered into with any one counterparty. The Company maintains settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. As at July 2, 2004, the notional value of the Company’s outstanding currency contracts was approximately $20 million in Singapore dollars and $27 million in Thai baht. The Company did not have any foreign currency forward exchange or purchased currency option contracts during fiscal year 2003.

The Company has both fixed and floating rate debt obligations. The Company enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Company has used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our floating rate debt obligations. The Company’s last interest rate swap agreement matured in November 2002, and it currently has no interest rate swap agreements.

The Company transacts business in various foreign countries and its primary foreign currency cash flows are in emerging market countries in Asia and in some European countries. Net foreign currency transaction gains and losses included in the determination of net income were net gains of $3 million, $1 million and $1 million for fiscal years 2005, 2004 and 2003, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

	July 1, 2005	July 2, 2004
	(in millions)
Accounts Receivable:
Accounts receivable	$1,126	$720
Allowance for doubtful accounts	(32)	(30)

	$1,094	$690

Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(in millions)
Seagate Technology
Fiscal year ended July 1, 2005	$30	$4	$(2)	$32
Fiscal year ended July 2, 2004	$32	$—	$(2)	$30
Fiscal year ended June 27, 2003	$29	$5	$(2)	$32

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	July 1, 2005	July 2, 2004
	(in millions)
Inventories:
Components	$118	$91
Work-in-process	70	39
Finished goods	243	319

	$431	$449

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in Years	July 1, 2005	July 2, 2004
		(in millions)
Land		$22	$23
Equipment	3–4	2,419	1,874
Building and leasehold improvements	Life of lease–30	476	360
Construction in progress		266	283

		3,183	2,540
Less accumulated depreciation and amortization		(1,654)	(1,239)

		$1,529	$1,301

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $459 million, $416 million and $390 million for fiscal years 2005, 2004 and 2003, respectively.

Intangibles

Other intangible assets consist of licensed technology. Amortization of purchased intangibles is provided on a straight-line basis over the respective useful lives of the assets of 60 months. The carrying value of intangible assets at July 1, 2005 and July 2, 2004 was immaterial. Accumulated amortization of intangibles was $6 million and $4 million at July 1, 2005 and July 2, 2004, respectively.

Supplemental Cash Flow Information

The components of depreciation and amortization expense are as follows:

	Fiscal Years Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions)
Depreciation	$459	$416	$390
Amortization:
Intangibles	2	1	2
Deferred compensation	2	8	12
Other assets	3	(3)	39

	$466	$422	$443

Long-Term Debt and Credit Facilities

The Company’s senior secured credit facilities, comprised of a five-year $350 million term loan facility and a $150 million revolving credit facility, are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary, and many of HDD’s subsidiaries. The Company and many of its direct and indirect subsidiaries have guaranteed the obligations under the senior secured credit facilities. HDD has also issued $400 million aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes on a full and unconditional basis. See Note 13, Condensed Consolidating Financial Information. Neither the credit agreement governing the senior secured credit facilities nor the indenture governing the outstanding 8% senior notes due 2009 impose any restrictions on the ability of the Company’s consolidated subsidiaries to transfer funds to HDD in the form of dividends, loans or advances.

Long-term debt consisted of the following:

	July 1, 2005	July 2, 2004
	(in millions)
LIBOR plus 2.0% term loan B	$340	$343
8.0% senior notes due 2009	400	400

	740	743
Less current portion	4	4

Long-term debt, less current portion	$736	$739

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 1, 2005, future minimum principal payments on long-term debt were as follows:

Fiscal Year
2006	$4
2007	336
2008	—
2009	400
2010	—
Thereafter	—

$740

As of July 1, 2005, the Company had $35 million of outstanding standby letters of credit and bankers’ guarantees issued under its $150 million revolving credit facility.

The Company is restricted in its ability to pay dividends to its shareholders by the covenants contained in the indenture governing its senior notes and the credit agreement governing its senior secured credit facilities. The covenants contained in the indenture governing the Company’s senior notes limit the aggregate amount of restricted payments, including dividends to shareholders, to 50% of cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. Currently, the most significant restriction on the Company’s ability to pay dividends is under the credit agreement governing the Company’s senior secured credit facilities, which limits annual dividends to $150 million. The Company’s declaration of dividends is also subject to Cayman Islands law and the discretion of its board of directors.

3.  Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 401(k) plan”), for the benefit of qualified employees. The 401(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. The Company may make annual contributions at the discretion of its board of directors. During fiscal years 2005, 2004 and 2003, the Company made contributions of $13 million, $14 million and $15 million, respectively.

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. In January 2002, the Company increased the maximum number of common shares issuable under the 2001 Plan from 72 million to 100 million. No options to purchase the Company’s common shares had been issued through June 29, 2001. From July 1, 2001 through July 1, 2005, options to purchase 99,025,033 common shares were granted to employees under the 2001 plan, net of cancellations. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. Except for certain options granted below fair market value in fiscal year 2003 (see Deferred Stock Compensation), all other options granted under the 2001 Plan were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan, which is intended to supplement and eventually succeed the Company’s 2001 Plan, is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of stock-based awards. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. There are 27.5 million shares authorized for issuance under the 2004 Plan, however, no options or other equity-based awards have been granted under the 2004 Plan through July 1, 2005.

The following is a summary of stock option activity for the Seagate Technology’s option plans:

	Options Outstanding
	Number of Shares	Weighted Average Price per Share	Shares Available for Future Grants
	(number of shares in millions)
Balance June 28, 2002	72.0	$2.78	25.7
Granted	17.3	10.09	(17.3)
Exercised	(12.5)	2.38	—
Cancelled	(3.7)	3.40	3.7

Balance June 27, 2003	73.1	4.55	12.1
Granted	4.6	22.04	(4.6)
Exercised	(15.7)	2.69	—
Cancelled	(1.6)	5.70	1.6

Balance July 2, 2004	60.4	6.33	9.1
Authorized under 2004 Plan	—	—	27.5
Granted	9.9	14.79	(9.9)
Exercised	(12.3)	3.41	—
Cancelled	(1.8)	10.68	1.8

Balance July 1, 2005	56.2	$8.32	28.5

Options exercisable at the end of fiscal year 2005 were 27,737,168 at a weighted average exercise price of $5.32. Options exercisable at the end of fiscal year 2004 were 29,085,700 at a weighted average exercise price of $3.56. Options exercisable at the end of fiscal year 2003 were 26,545,585 at a weighted average exercise price of $2.49.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at July 1, 2005 (shares in millions).

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.30– 3.00	19.5	6.1	$2.30	19.4	$2.30
3.00– 6.00	8.3	6.6	5.00	.4	5.00
6.00– 9.00	1.6	7.6	8.22	.3	8.22
9.00– 12.00	12.8	7.6	10.11	5.8	10.12
12.00– 15.00	7.1	6.4	13.56	.2	13.21
15.00– 18.00	2.5	6.9	16.93	.2	16.51
18.00– 21.00	1.5	7.4	19.44	.3	19.78
21.00– 24.00	1.4	8.1	21.44	.5	21.46
24.00– 27.00	1.4	8.2	26.42	.6	26.44
27.00– 29.85	.1	8.3	28.96	—	28.94

$ 2.30–$29.85	56.2	6.8	$8.32	27.7	$5.32

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company has recorded deferred stock compensation totaling $9.7 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized over the vesting periods of the underlying stock options of 48 months. Through July 1, 2005, the Company has amortized approximately $7 million of such compensation expense.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (the “ESPP”) in December 2002. A total of 20,000,000 shares of common stock have been authorized for issuance under the ESPP, plus an automatic annual increase on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2,500,000 shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75,000,000 shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. The ESPP has two six-month purchase periods, and effective June 28, 2005, there is no longer a “rollover” feature associated with the plan. The following table shows the associated shares issued and their respective weighted-average purchase price since the inception of the ESPP.

	January 31, 2005	July 30, 2004	January 30, 2004	July 31, 2003
Purchase date
Shares issued	2,482,278	2,483,953	2,483,371	2,496,495
Weighted-average purchase price per share	$9.72	$9.75	$10.55	$10.20

Assumptions Used in Determining Pro Forma Information—See Note 1, Summary of Significant Accounting Policies, for pro forma information on net income and net income per share required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”

Up until the Company’s initial public offering of its common shares on December 11, 2002, the fair value of the Company’s stock options was estimated using the Black-Scholes valuation method with minimum volatility.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all employee stock options issued between December 11, 2002 and its fiscal quarter ended October 1, 2004, the Company estimated the fair value of stock options issued to employees using the Black-Scholes valuation method with a volatility factor based on the stock volatilities of its largest publicly traded competitors because the Company did not have a sufficient trading history. Beginning with its fiscal quarter ended December 31, 2004, the Company’s volatility factor was estimated using its own trading history.

The weighted average fair value of the Company’s stock options granted to employees during fiscal years 2005, 2004 and 2003 was estimated using the following assumptions:

	2005	2004	Post-IPO 2003	Pre-IPO 2003
2001 Plan Shares
Expected life (in years)	3.0–3.5	3.0	3.0	3.0
Risk-free interest rate	2.9–3.6%	2.3–2.5%	2.1–3.0%	2.1–3.0%
Volatility	0.5–0.8	0.8	0.83	Minimum
Expected dividend	1.3–2.3%	0.5–2.0%	0.7–1.2%	—
Fair value	$6.55	$11.45	$4.80	$4.80
ESPP Shares
Expected life (in years)	0.5–1.0	0.5–1.0	0.5 – 1.0	—
Risk-free interest rate	1.6–2.2%	1.0–1.3%	1.2–1.3%	—
Volatility	0.3–0.6	0.5–1.0	0.7–0.9	—
Expected dividend	1.9–2.1%	0.8–1.5%	1.2%	—
Fair value	$3.86	$4.72	$3.31	—

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition all earnings and expenses of the rabbi trust are recorded as other income or expense in the Company’s financial statements. At July 1, 2005 and July 2, 2004, the deferred compensation amounts related to the rabbi trust were approximately $73 million and $61 million, respectively, and are included in current liabilities on the accompanying balance sheets.

Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees became eligible for these benefits after 15 years of service and attaining age 60. The Company’s measurement date is March 31st of each year.

In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued prior to July 2, 2004 for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first quarter of fiscal year 2005 related to this reduction in benefit obligation. Other than the $14 million reduction in the accrued benefit obligation, the components of net periodic benefit cost associated with the Company’s post-retirement medical plan for fiscal years 2005 and 2004 were not significant. The remaining benefit obligation at July 1, 2005 is not significant.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Income Taxes

Certain U.S. subsidiaries of the Company have been included in certain unitary and combined U.S. state tax returns with certain U.S. affiliates of New SAC and have entered into a tax sharing agreement effective November 23, 2000. Pursuant to the terms of the state tax sharing agreement (“State Tax Allocation Agreement”), hypothetical U.S. state tax returns (with certain modifications) are calculated as if the U.S. subsidiaries of the Company were filing on a separate return basis. The Company’s U.S. subsidiaries are required to reimburse participating New SAC U.S. affiliates to the extent the Company’s U.S. subsidiaries utilize the tax attributes of these U.S. affiliates of New SAC to reduce their separately computed income tax liabilities within 30 days of the close of the fiscal year such affiliates would have otherwise been able to utilize their own tax attributes. If New SAC’s participating U.S. affiliates utilize tax attributes of the Company’s U.S. subsidiaries, the Company’s U.S. subsidiaries will be reimbursed for those tax attributes within 30 days of the close of the fiscal year during which the Company’s U.S. subsidiaries would have otherwise been able to utilize the tax attributes to reduce their separately computed tax liabilities.

In January 2005, the remaining U.S. affiliate of New SAC participating in the tax sharing agreement with the Company’s U.S. subsidiaries, Certance (US) Holdings, Inc. (“Certance”) was sold to a third party and as a result, will not be joining in the filing of any fiscal 2005 unitary or combined U.S. state returns with U.S. subsidiaries of the Company. Pursuant to the terms of the tax sharing agreement, the U.S. subsidiaries of the Company were reimbursed for their tax attributes used by Certance, whose participation in the tax sharing agreement was then terminated. As of July 1, 2005, there were no outstanding balances for taxes due to or from any New SAC affiliates to U.S. subsidiaries of the Company.

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
	(in millions)
Current Tax Expense (Benefit):
U.S. Federal	$15	$(107)	$—
U.S. State	3	(17)	—
Foreign	(4)	7	34

	14	(117)	34
Deferred Tax Expense (Benefit):
U.S. Federal	1	16	(18)
U.S. State	—	3	(3)
Foreign	10	(3)	6

	11	16	(15)

Provision for (benefit from) income taxes	$25	$(101)	$19

Income before income taxes consisted of the following:

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
	(in millions)
U.S.	$92	$14	$198
Foreign	640	414	462

	$732	$428	$660

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $15 million of U.S. income tax benefits related to the exercise of certain employee stock options decreased accrued income taxes and was credited to additional paid-in capital in the fiscal year ended July 1, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	July 1, 2005	July 2, 2004
	(in millions)
Deferred Tax Assets
Accrued warranty	$97	$51
Inventory valuation accounts	19	21
Receivable reserves	9	13
Accrued compensation and benefits	45	53
Depreciation	118	106
Restructuring allowance	—	14
Other accruals and deferred items	45	37
Acquisition related items	1	2
Net operating losses and tax credit carry-forwards	323	288
Other assets	10	14

Total Deferred Tax Assets	667	599
Valuation allowance	(620)	(541)

Net Deferred Tax Assets	$47	$58

As Reported on the Balance Sheet
Other current assets	$12	$15
Other assets, net	35	43

Net Deferred Tax Assets	$47	$58

At July 1, 2005, the Company had recorded $47 million of net deferred tax assets. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

In fiscal years 2005 and 2004, the valuation allowance increased by $79 million and $125 million, respectively. In fiscal year 2003, the valuation allowance decreased by $70 million. Approximately $113 million of the valuation allowance as of July 1, 2005 was attributable to the U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital when, and if, realized.

At July 1, 2005, the Company had U.S. and foreign net operating loss carryforwards of approximately $409 million and $121 million, respectively, which will expire at various dates beginning in 2006, if not utilized. At July 1, 2005, the Company had U.S. tax credit carryforwards of $123 million, which will expire at various dates beginning in 2011, if not utilized.

On January 3, 2005, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) due to the sale of additional common shares to the public by its largest

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholder, New SAC. As a result, the Company’s pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of U.S. business operations immediately before the ownership change multiplied by (ii) the federal long-term tax exempt rate (within the meaning of IRC Sec. 382(f)) in effect at that time. Based upon an independent valuation as of January 3, 2005, the annual limitation is $44.8 million. This annual limitation is cumulative. Therefore, if not fully utilized in a year, it is carried forward for utilization in future years in addition to the IRC Sec. 382 limitation for those years. To the extent management believes it is more likely than not that the deferred tax assets consisting of the pre-change net operating losses and tax credit carryforwards will not be realized, a valuation allowance has been provided. The impact of the IRC Sec. 382 limitation was to increase the Company’s current tax expense related to the tax benefit of stock options credited to shareholders equity by approximately $15 million during the current fiscal year. In future years, such limitation may cause certain pre-change net operating loss and tax credit carryforwards to expire before utilization. As of July 1, 2005, $409 million of U.S. net operating loss carryforwards and $123 million of U.S. tax credit carryforwards were subject to the Sec. 382 limitation.

The applicable statutory rate in the Cayman Islands was zero for Seagate Technology for fiscal years ended July 1, 2005, July 2, 2004 and June 27, 2003. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004	Fiscal Year Ended June 27, 2003
	(in millions)
Provision at U.S. notional statutory rate	$256	$150	$231
State income tax provision (benefit), net of U.S. notional income tax benefit	3	—	(3)
Reversal of accrued income taxes—VERITAS indemnification	—	(125)	—
Reduction in previously accrued foreign income taxes	(13)	—	—
Valuation allowance	11	13	(87)
Foreign earnings not subject to U.S. notional income tax	(216)	(139)	(127)
Use of current year U.S. tax credit	(16)	—	—
Other individually immaterial items	—	—	5

Provision for (benefit from) income taxes	$25	$(101)	$19

A substantial portion of the Company’s Asia Pacific manufacturing operations in China, Malaysia, Singapore and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2015. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net income by approximately $133 million in fiscal year 2005 ($0.26 per share, diluted), to increase the Company’s net income by approximately $89 million ($0.18 per share, diluted) in fiscal year 2004, and to increase the Company’s net income by approximately $89 million ($0.19 per share, diluted) in fiscal year 2003.

As a result of the purchase of the operating assets of Seagate Delaware and the ensuing corporate structure, the Company consists of a foreign parent holding company with various foreign and U.S. subsidiaries. Dividends received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fiscal year ended July 2, 2004, the Company recorded a $125 million income tax benefit from the reversal of accrued income taxes relating to tax indemnification amounts due to VERITAS pursuant to the Indemnification Agreement between Seagate Delaware, New SAC and VERITAS. The $125 million tax indemnification amount had been recorded by the Company in connection with the purchase of the operating assets of Seagate Delaware and represented U.S. tax liabilities previously accrued by Seagate Delaware for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, the Company determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in the third quarter of fiscal year 2004.

5.  Restructuring Costs

During fiscal year 2005, the Company recorded restructuring costs of $8 million in connection with its on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs of approximately $5 million relating to a reduction in the Company’s workforce and approximately $3 million in charges related to impaired facility improvements as a result of the alignment plan. The Company expects these restructuring activities to be substantially completed by July 1, 2005. Additionally, the Company reversed approximately $8 million of its restructuring accruals comprised of approximately $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than amounts originally estimated and approximately $5 million relating to the sale in the first quarter of fiscal year 2005 of a surplus building previously impaired in the fiscal year 2000 restructuring.

During fiscal year 2004, the Company recorded $59 million in restructuring charges. Of the $59 million, $39 million was incurred in the fourth fiscal quarter ended July 2, 2004 and was associated with the Company’s planned workforce reduction first announced in April 2004 and implemented in June 2004. The $39 million restructuring charge was comprised of employee termination costs relating to a workforce reduction, primarily in its U.S. and Far East operations, of approximately 2,400 employees. The restructuring activities related to the charge taken in the fourth quarter of fiscal year 2004 were substantially complete as of October 2004.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining $20 million in restructuring charges were incurred through the nine months ended April 2, 2004 and a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future market requirements, primarily in its U.S. design centers and Far East operations. The restructuring costs were comprised of employee termination costs relating to a reduction in the Company’s workforce of approximately 650 employees. These restructuring activities were substantially complete at July 2, 2004.

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

The following table summarizes the Company’s restructuring activities for fiscal years ended July 1, 2005, July 2, 2004 and June 27, 2003:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Accrual balances, June 28, 2002	$4	$9	$1	$14
Restructuring charge	19	—	—	19
Cash payments	(18)	—	—	(18)
Adjustments and reclassifications	—	(9)	(1)	(10)

Accrual balances, June 27, 2003	5	—	—	5

Restructuring charge	59	—	—	59
Cash payments	(36)	—	—	(36)
Non-cash charges	(1)	—	—	(1)

Accrual balances, July 2, 2004	27	—	—	27
Restructuring charge	8	—	—	8
Cash payments	(30)	—	—	(30)
Adjustments	(3)	—	—	(3)

Accrual balances, July 1, 2005	$2	$—	$—	$2

6.  Business Segment and Geographic Information

Prior to the Company’s sale of Xiotech Corporation to New SAC on November 4, 2002, the Company had two operating segments: disc drives and storage area networks, however, only the disc drive business was a

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reportable segment. See Note 10, Sale of Xiotech Corporation. The operating results for Xiotech are included in the Company’s consolidated results of operations through the date that Xiotech was sold to New SAC in November 2002 and are included in the “other” category below for fiscal year 2003. The Company has identified its Chief Executive Officer, or CEO, as the Chief Operating Decision Maker. Gross profit from operations is defined as revenue less cost of revenue.

In each of fiscal years 2005, 2004 and 2003, Hewlett-Packard accounted for 18%, 19% and 18% of consolidated revenue, respectively. In fiscal year 2005, Dell accounted for 12% of consolidated revenue. No other customer accounted for more than 10% of consolidated revenues in any year presented.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments, goodwill and other intangibles, and other non-current assets as recorded by the Company’s operations in each area.

The following tables summarize the Company’s operations by business segment:

	Fiscal Years Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions)
Revenue and Gross Profit
Revenue:
Disc Drives	$7,553	$6,224	$6,464
Other	—	—	24
Eliminations	—	—	(2)

Consolidated	$7,553	$6,224	$6,486

Gross Profit:
Disc Drives	$1,673	$1,459	$1,715
Other	—	—	12

Consolidated	$1,673	$1,459	$1,727

Total Assets
Disc Drives	$5,244	$3,942
Eliminations	—	—

Consolidated	$5,244	$3,942

On a separate basis, in conformity with accounting principles generally accepted in the United States, Xiotech had a net loss of $9 million in fiscal year 2003.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
	July 1, 2005	July 2, 2004	June 27, 2003
	(in millions)
Revenue from external customers (1):
United States	$2,324	$1,866	$2,151
The Netherlands	1,767	1,558	1,562
Singapore	2,976	2,319	2,137
Other	486	481	636

Consolidated	$7,553	$6,224	$6,486

Long-lived assets:
United States	$553	$574	$504
Singapore	588	438	287
Thailand	243	142	121
Other	358	327	323

Consolidated	$1,742	$1,481	$1,235

(1)	Revenue is attributed to countries based on the shipping location.

7.  Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 476,765,764 shares were outstanding as of July 1, 2005 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 1, 2005.

Common shares—Holders of common shares are entitled to receive dividends when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and common shares. Holders of shares are entitled to one vote per share on all matters upon which the common shares are entitled to vote, including the election of directors.

Preferred shares—The Company is authorized to issue up to a total of 100,000,000 shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of July 1, 2005, there were no shares of preferred stock outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at July 1, 2005 (lease payments are shown net of sublease income):

Operating Leases
(in millions)
2006	$23
2007	7
2008	7
2009	5
2010	3
Thereafter	99

$144

Total rent expense for all land, facility and equipment operating leases was approximately $19 million, $23 million, and $24 million for fiscal years 2005, 2004 and 2003, respectively. Total sublease rental income for fiscal years 2005, 2004 and 2003 was $6 million, $6 million, and $8 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Total future lease income to be recognized for the Company’s existing subleases is approximately $12 million.

Capital Expenditures—The Company’s commitments for construction of manufacturing facilities and equipment approximated $267 million at July 1, 2005.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. We await the court’s order. We believe the claims are without merit, and we intend to defend against them vigorously.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement, and the Trustee ultimately rejected the Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. We have since reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to the settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supports the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee seeks approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. The Bankruptcy trustee withdrew his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 28, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement.

Securities and Exchange Commission’s Request for Information

In October 2003, we received from the Securities and Exchange Commission a request for all third-party research analyst reports regarding Seagate Technology published during the period commencing January 1, 2000 through August 30, 2003. By early December 2003 we had provided all information requested by the SEC. We believe their request was made as a result of allegations of a former employee who claimed that we terminated him in violation of the Minnesota Whistleblower Act for challenging certain financial disclosures. We, and the former employee entered into a court-mediated settlement of the employee claims. The financial terms of the settlement are confidential but were not material to us. Nothing has come to our attention during this process that leads us to believe that our financial disclosures were not complete and appropriate.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.  Guarantees

Indemnifications to Officers and Directors

We have entered into indemnification agreement, a form of which is incorporated by reference in the exhibits of this report, with the members of our Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. Effective June 1, 2004, we extended our standard

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranty from one year to five years on all internal desktop and notebook disc drives shipped through the distribution and retail channels. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the fiscal years ended July 1, 2005 and July 2, 2004 were as follows:

	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
	(in millions)
Balance, beginning of period	$125	$134
Warranties issued	147	69
Repairs and replacements	(113)	(143)
Changes in liability for pre-existing warranties, including expirations	84	65

Balance, end of period	$243	$125

The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date.

12.  Related Party Transactions

Affiliate Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continued to be provided by the Company through New SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charged for these services through corporate expense allocations. The amount of corporate expense allocations depended upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies were reasonable. Allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal year 2005 were not material. Allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal years 2004 and 2003 were approximately $2 million and $4 million, respectively. Xiotech Corporation and Certance were affiliates of Seagate Technology. The Company recorded revenue from Xiotech of $7 million in fiscal year 2005 and recorded revenue from Certance of $2 million for the period from July 3, 2004 through January 2005, at which time it was sold to a third party. The Company recorded revenue from Xiotech and Certance of $8 million and $3 million in fiscal year 2004 and $23 million and $5 million in fiscal year 2003, respectively. There were no amounts receivable from affiliated companies at July 1, 2005. The amounts receivable from Xiotech and Certance were $1 million from each at July 2, 2004. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Certain members of our board of directors are also on the boards of directors of Microsoft Corporation, Flextronics International Ltd. and United Parcel Service, Inc. The Company sells disc drives to Microsoft, certain subcontractors to Microsoft and Flextronics for use in their products. The Company recorded net revenue of $181 million, $150 million and $146 million in fiscal years 2005, 2004 and 2003, respectively, for sales to Microsoft

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Microsoft subcontractors, including Flextronics. With respect to such sales, at July 1, 2005 and July 2, 2004, the Company had accounts receivable of $37 million and $26 million, respectively and accounts payable of $8 million and $7 million, respectively. The Company made payments for freight services to United Parcel Service of $115 million, $114 million and $120 million in fiscal years 2005, 2004 and 2003, respectively. At July 1, 2005 and July 2, 2004, the Company had accounts payable to United Parcel Service of $18 million and $10 million, respectively.

Another member of our board of directors was also a director of E2open, Inc. through August 10, 2004. The Company made payments totaling $2 million from E2open for the period from July 3, 2004 to August 10, 2004 and $2 million and $1 million for fiscal years 2004 and 2003, respectively. At both July 1, 2005 and July 2, 2004, the Company had no outstanding accounts payable to E2open, Inc. In addition, the Company increased its strategic investment in E2open, Inc. by $7 million in fiscal year 2005.

A former member of our board of directors who became Chairman and Chief Executive Officer of Motorola, Inc. on January 5, 2004, resigned from the Company’s board of directors on October 28, 2004. The Company recorded revenue of $16 million from sales to Motorola, Inc. for the period from January 5, 2004 to July 2, 2004 and $26 million for the period from July 3, 2004 to October 28, 2004. The Company had accounts receivable of $4 million from Motorola at July 2, 2004.

Another individual who has been a member of our board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $36 million and $3 million from sales to LSI Logic for fiscal year 2005 and the period from April 29, 2004 to July 2, 2004, respectively. The Company had accounts receivable of $3 million and $5 million from LSI Logic at July 1, 2005 and July 2, 2004, respectively. The Company also made payments to LSI Logic of $148 million and $18 million in fiscal years 2005 and 2004, respectively, related to purchases of various components. At July 1, 2005 and July 2, 2004, the Company had accounts payable to LSI Logic of $46 million and $17 million, respectively.

Another member of our board of directors became a director of Lenovo Group Limited on May 17, 2005. The Company recorded revenue of $29 million from sales to Lenovo Group Limited and its subcontractors for the period from May 17, 2005 to July 1, 2005. At July 1, 2005, the Company had accounts receivable of $33 million from Lenovo Group Limited and its subcontractors.

Executive Officer Receivables

At July 1, 2005, amounts receivable from one executive officer totaled $0.3 million. This loan was made during fiscal year 2001 and bears interest at 8% per year and is due in lump sum payments, including unpaid interest, in fiscal year 2006. Under the terms of this loan, certain principal amounts and all accrued and unpaid interest will be forgiven if this executive officer remains employed for a specified period of time. In the periods in which this executive officer fulfills his employment obligations, the amount of principal and interest, which is forgiven ratably over his required employment term, is charged to compensation expense. At July 2, 2004, amounts receivable from two officers totaled $0.7 million.

Dividends to New SAC

During fiscal year 2005, pursuant to its quarterly dividend policy, the Company paid dividends to its shareholders aggregating approximately $122 million, or $0.26 per share. Of the $122 million paid, New SAC received approximately $60 million. New SAC in turn distributed the $60 million it received to its ordinary shareholders, including approximately $10 million paid to officers and employees of the Company who held ordinary shares of New SAC.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2004, pursuant to its quarterly dividend policy, the Company paid dividends to its shareholders aggregating approximately $90 million. Of the $90 million paid, New SAC received approximately $57 million. New SAC in turn distributed the $57 million it received to its ordinary shareholders, including approximately $11 million paid to officers and employees of the Company who held ordinary shares of New SAC.

In February 2003 and May 2003, pursuant to its quarterly dividend policy, the Company paid dividends to its shareholders aggregating approximately $26 million. Of the $26 million paid, New SAC received approximately $21 million. New SAC in turn distributed the $21 million it received to its ordinary shareholders, including approximately $5 million paid to officers and employees of the Company who held ordinary shares of New SAC.

13.  Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a joint and several, full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at July 1, 2005 and July 2, 2004 and the condensed consolidating results of operations and cash flows for the fiscal years ended July 1, 2005, July 2, 2004 and June 27, 2003. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

July 1, 2005

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$9	$—	$737	$—	$746
Short-term investments	—	—	1,090	—	1,090
Accounts receivable, net	—	—	1,094	—	1,094
Inventories	—	—	431	—	431
Intercompany loan receivable	—	224	—	(224)	—
Other current assets	—	—	141	—	141

Total Current Assets	9	224	3,493	(224)	3,502

Property, equipment and leasehold improvements, net	—	—	1,529	—	1,529
Equity investment in HDD	2,536	—	—	(2,536)	—
Equity investments in Non-Guarantors	—	2,952	—	(2,952)	—
Other assets	—	7	206	—	213

Total Assets	$2,545	$3,183	$5,228	$(5,712)	$5,244

Accounts payable	$—	$—	$1,108	$—	$1,108
Accrued employee compensation	—	—	266	—	266
Accrued expenses	—	4	352	—	356
Accrued income taxes	—	—	46	—	46
Intercompany loan payable	—	—	224	(224)	—
Current portion of long-term debt	—	3	1	—	4

Total Current Liabilities	—	7	1,997	(224)	1,780

Other liabilities	4	—	183	—	187
Long-term debt, less current portion	—	640	96	—	736

Total Liabilities	4	647	2,276	(224)	2,703

Shareholders’ Equity	2,541	2,536	2,952	(5,488)	2,541

Total Liabilities and Shareholders’ Equity	$2,545	$3,183	$5,228	$(5,712)	$5,244

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended July 1, 2005

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$7,553	$—	$7,553
Cost of revenue	—	—	5,880	—	5,880
Product development	—	—	645	—	645
Marketing and administrative	—	—	306	—	306
Restructuring	—	—	—	—	—

Total operating expenses	—	—	6,831	—	6,831

Income from operations	—	—	722	—	722
Interest income	—	8	36	(8)	36
Interest expense	—	(42)	(14)	8	(48)
Equity in income of HDD	707	—	—	(707)	—
Equity in income of Non-Guarantors	—	741	—	(741)	—
Other, net	—	—	22	—	22

Other income (expense), net	707	707	44	(1,448)	10

Income before income taxes	707	707	766	(1,448)	732
Provision for income taxes	—	—	25	—	25

Net income	$707	$707	$741	$(1,448)	$707

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended July 1, 2005

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Ne Net Income	$707	$707	$741	$(1,448)	$707
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	466	—	466
Equity in income of HDD	(707)	—	—	707	—
Equity in income of Non-Guarantors	—	(741)	—	741	—
Other non-cash operating activities, net	—	—	19	—	19
Changes in operating assets and liabilities, net	—	(7)	243	—	236

Net cash provided by (used in) operating activities	—	(41)	1,469	—	1,428

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(691)	—	(691)
Purchase of short-term investments	—	—	(4,796)	—	(4,796)
Maturities and sales of short-term investments	—	—	4,465	—	4,465
Other investing activities, net	—	2	(49)	—	(47)

Net cash provided by ( used in) investing activities	—	2	(1,071)	—	(1,069)

Financing Activities
Repayment of long-term debt	—	(2)	(1)	—	(3)
Issuance of common shares for employee stock plans	90	—	—	—	90
Loan from HDD to Non-Guarantor	—	(1)	1	—	—
Loan repayment from Non-Guarantor to HDD	—	70	(70)	—	—
Distribution from HDD to Parent	37	(37)	—	—	—
Investment by Parent in HDD	(10)	10	—	—	—
Dividends to shareholders	(122)	—	—	—	(122)

Net cash provided by (used in) financing activities	(5)	40	(70)	—	(35)

Increase (decrease) in cash and cash equivalents	(5)	—	329	—	324
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the Period	$9	$—	$737	$—	$746

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,224	$—	$6,224
Cost of revenue	—	—	4,765	—	4,765
Product development	—	—	666	—	666
Marketing and administrative	2	—	288	—	290
Restructuring	—	—	59	—	59

Total operating expenses	2	—	5,778	—	5,780

Income (loss) from operations	(2)	—	446	—	444
Interest income	—	4	17	(4)	17
Interest expense	—	(41)	(8)	4	(45)
Equity in income of HDD	531	—	—	(531)	—
Equity in income of Non-Guarantors	—	568	—	(568)	—
Other, net	—	—	12	—	12

Other income (expense), net	531	531	21	(1,099)	(16)

Income before income taxes	529	531	467	(1,099)	428
Benefit from income taxes	—	—	(101)	—	(101)

Net income	$529	$531	$568	$(1,099)	$529

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$529	$531	$568	$(1,099)	$529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	422	—	422
VERITAS tax indemnification	—	—	(125)	—	(125)
Equity in income of HDD	(531)	—	—	531	—
Equity in income (loss) of Non-Guarantors	—	(568)	—	568	—
Other non-cash operating activities, net	—	—	17	—	17
Changes in operating assets and liabilities, net	(14)	(1)	(193)	—	(208)

Net cash provided by (used in) operating activities	(16)	(38)	689	—	635
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(605)	—	(605)
Purchase of short-term investments	—	—	(4,143)	—	(4,143)
Maturities and sales of short-term investments	—	—	3,822	—	3,822
Other investing activities, net	—	3	(39)	—	(36)

Net cash used in investing activities	—	3	(965)	—	(962)
Financing Activities
Repayment of long-term debt	—	(4)	(2)	—	(6)
Issuance of common shares for employee stock plans	96	—	—	—	96
Loan from HDD to Non-Guarantor	—	(13)	13	—	—
Loan repayment from Non-Guarantor to HDD	—	31	(31)	—	—
Investment by Parent in HDD	(21)	21	—	—	—
Distribution to shareholders	(90)	—	—	—	(90)

Net cash provided by (used in) financing activities	(15)	35	(20)	—	—

Decrease in cash and cash equivalents	(31)	—	(296)	—	(327)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the Period	$14	$—	$408	$—	$422

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 27, 2003

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$641	$651	$664	$(1,315)	$641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	443	—	443
Equity in income of HDD	(651)	—	—	651	—
Equity in income (loss) of Non-Guarantors	9	(673)	—	664	—
Other non-cash operating activities, net	—	—	19	—	19
Changes in operating assets and liabilities, net	18	(148)	(91)	—	(221)

Net cash provided by (used in) operating activities	17	(170)	1,035	—	882
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(516)	—	(516)
Purchase of short-term investments	—	—	(3,408)	—	(3,408)
Maturities and sales of short-term investments	—	—	3,194	—	3,194
Sale of Xiotech, net of repayment of intercompany debt	—	—	8	—	8
Sale of Reynosa facility	—	—	28	—	28
Other investing activities, net	—	—	(60)	—	(60)

Net cash used in investing activities	—	—	(754)	—	(754)
Financing Activities
Repayment of long-term debt	—	(1)	(1)	—	(2)
Issuance of common shares (includes employee stock plans)	299	—	—	—	299
Loan from HDD to Non-Guarantor	—	(310)	310	—	—
Loan repayment from Non-Guarantor to HDD	—	452	(452)	—	—
Distribution from HDD to Parent	360	(360)	—	—	—
Investment by Parent in HDD	(343)	343	—	—	—
Distribution to shareholders	(288)	—	—	—	(288)

Net cash provided by (used in) financing activities	28	124	(143)	—	9

Increase (decrease) in cash and cash equivalents	45	(46)	138	—	137
Cash and cash equivalents at the beginning of the period	—	46	566	—	612

Cash and cash equivalents at the end of the Period	$45	$—	$704	$—	$749

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Supplementary Financial Data (Unaudited)

Quarterly Data

Fiscal Year 2005 Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$1,558	$1,847	$1,969	$2,179
Gross margin	275	380	477	540
Income from operations	57	147	237	281
Net income	54	144	229	280
Net income per share:
Basic	$0.12	$0.31	$0.49	$0.59
Diluted	0.11	0.29	0.45	0.55

The results for the first quarter of fiscal year 2005 include a $14 million reduction in operating expenses related to the reduction in accrued benefit obligations associated with the Company’s post-retirement medical plan. The results for the fourth quarter include approximately $10 million in income from the settlement of a litigation matter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of July 1, 2005 and July 2, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows of Seagate Technology for the fiscal years ended July 1, 2005, July 2, 2004, and June 27, 2003. These consolidated financial statements are the responsibility of Seagate Technology’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at July 1, 2005 and July 2, 2004 and the consolidated results of its operations and cash flows for the fiscal years ended July 1, 2005, July 2, 2004 and June 27, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology’s internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 1, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

August 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Seagate Technology maintained effective internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Seagate Technology maintained effective internal control over financial reporting as of July 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of July 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology as of July 1, 2005 and July 2, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended July 1, 2005, July 2, 2004 and June 24, 2003 and our report dated August 1, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

August 1, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 1, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2005. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective.

ITEM 9B. OTHER	INFORMATION

On July 28, 2005, our board of directors authorized the payment of annual bonus awards to the chairman of our board of directors and each of our executive officers for the year ended July 1, 2005 under our executive bonus plan. The plan is intended to ensure the tax deductibility of the bonus for Seagate. The annual incentive awards for our named executive officers, shown on the table below, were based on our board of directors’ assessment of our performance and the performance of each named executive officer measured against previously set financial and strategic objectives. This assessment included a review of significant accomplishments and strong business performance in a challenging and dynamic environment, as well as stock price performance during fiscal year 2005.

The following table sets forth the cash bonus amounts for fiscal year 2005 for the executive officers William D. Watkins, Charles C. Pope, David A. Wickersham, Brian S. Dexheimer and William L. Hudson, who will be included as the named executive officers in our 2005 annual proxy statement.

Executive and Position	Bonus
William D. Watkins, President and Chief Executive Officer	$3,000,000
Charles C. Pope, Executive Vice President and Chief Financial Officer	$1,750,000
David A. Wickersham, Executive Vice President and Chief Operating Officer	$2,000,000
Brian S. Dexheimer, Executive Vice President, Worldwide Sales, Marketing and Customer Service	$1,250,000
William L. Hudson, Executive Vice President, General Counsel and Corporate Secretary	$850,000

We intend to provide additional information regarding the compensation awarded to the named executive officers in respect of and during the year ended July 1, 2005, in the proxy statement for our 2005 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about October 7, 2005.

In addition, on July 28, 2005, our board of directors approved a bonus in the amount of $250,000 to be paid to the chairman of our board of directors, Stephen J. Luczo.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by this Item 10 concerning our executive officers and directors is set forth in Part I of this report under “Item 1. Business—Executive Officers and Directors”

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item 11 is incorporated by reference to the section entitled “Compensation of Executive Officers” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the section entitled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

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

The information required by this Item 14 is incorporated by reference to the section entitled “Information about the Independent Auditors” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and Xiotech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and Xiotech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

Exhibit Number	Description

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (file no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

Exhibit Number	Description

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.25	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.26	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers) (incorporated by reference to Exhibit 10.26 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.27	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees) (incorporated by reference to Exhibit 10.27 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.28	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.28 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on April 29, 2005)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (reg. no. 001-31560) filed with the SEC on August 21, 2003)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

On April 19, 2005, the registrant furnished a Current Report on Form 8-K with regard to the announcement of its financial results for the third fiscal quarter ended April 1, 2005. On May 17, 2005, the registrant furnished a Current Report on Form 8-K with regard to its in-quarter business update for the fourth fiscal quarter ended July 1, 2005. On June 8, 2005, the registrant furnished a Current Report on Form 8-K with regard to its update of previously provided results of operations guidance for the fourth fiscal quarter ended July 1, 2005.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/s/ WILLIAM D. WATKINS
(William D. Watkins, Chief Executive Officer)

Dated: August 1, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Watkins, Charles C. Pope, and William L. Hudson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM D. WATKINS (William D. Watkins)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 1, 2005

/s/ CHARLES C. POPE (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 1, 2005

/s/ KAREN M. ROGGE (Karen M. Rogge)	Vice President, Corporate Finance and Treasurer (Principal Accounting Officer)	August 1, 2005

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chairman of the Board of Directors	August 1, 2005

/s/ WILLIAM W. BRADLEY (William W. Bradley)	Director	August 1, 2005

Signature	Title	Date

/s/ JAMES G. COULTER (James G. Coulter)	Director	August 1, 2005

/s/ JAMES A. DAVIDSON (James A. Davidson)	Director	August 1, 2005

/s/ GLENN H. HUTCHINS (Glenn H. Hutchins)	Director	August 1, 2005

/s/ DONALD E. KIERNAN (Donald E. Kiernan)	Director	August 1, 2005

/s/ DAVID F. MARQUARDT (David F. Marquardt)	Director	August 1, 2005

/s/ LYDIA MARSHALL (Lydia Marshall)	Director	August 1, 2005

/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 1, 2005

/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 1, 2005