Form 10-Q
period 2005-09-30
SEAGATE TECHNOLOGY
filed 2005-10-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 21, 2005, 480,502,732 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2005	July 1, 2005 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$831	$746
Short-term investments	961	1,090
Accounts receivable, net	1,116	1,094
Inventories	477	431
Other current assets	144	141

Total Current Assets	3,529	3,502

Property, equipment and leasehold improvements, net	1,565	1,529
Other assets, net	284	213

Total Assets	$5,378	$5,244

LIABILITIES
Accounts payable	$1,000	$1,108
Accrued employee compensation	174	266
Accrued expenses	401	356
Accrued income taxes	43	46
Current portion of long-term debt	4	4

Total Current Liabilities	1,622	1,780

Other liabilities	195	187
Long-term debt, less current portion	736	736

Total Liabilities	2,553	2,703

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	642	632
Deferred stock compensation	(2)	(3)
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	2,193	1,921

Total Shareholders’ Equity	2,825	2,541

Total Liabilities and Shareholders’ Equity	$5,378	$5,244

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 1, 2005.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	September 30, 2005	October 1, 2004
Revenue	$2,088	$1,558
Cost of revenue	1,553	1,283
Product development	180	152
Marketing and administrative	86	65
Restructuring, net	4	1

Total operating expenses	1,823	1,501

Income from operations	265	57

Interest income	15	6
Interest expense	(13)	(11)
Other, net	5	4

Other income (expense), net	7	(1)

Income before income taxes	272	56
Provision for (benefit from) income taxes	—	2

Net income	$272	$54

Net income per share:
Basic	$0.57	$0.12
Diluted	$0.54	$0.11

Number of shares used in per share calculations:
Basic	479	462
Diluted	506	494

Dividends declared per share	$0.08	$0.06

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	September 30, 2005	October 1, 2004
OPERATING ACTIVITIES
Net income	$272	$54
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	137	112
Stock-based compensation	16	1
Tax benefit from stock options	(5)	—
Other non-cash operating activities, net	(2)	1
Changes in operating assets and liabilities:
Accounts receivable	(22)	(135)
Inventories	(46)	70
Accounts payable	(108)	32
Accrued expenses, employee compensation and warranty	(35)	(15)
Accrued income taxes	2	2
Other assets and liabilities	(3)	(6)

Net cash provided by operating activities	206	116

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(169)	(97)
Purchases of short-term investments	(1,159)	(963)
Maturities and sales of short-term investments	1,284	981
Acquisition of Mirra, Inc., net of cash acquired	(15)	—
Other investing activities, net	(57)	(2)

Net cash used in investing activities	(116)	(81)

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options and employee stock purchase plan	28	29
Dividends to shareholders	(38)	(28)
Tax benefit from stock options	5	—

Net cash provided by (used in) financing activities	(5)	1

Increase in cash and cash equivalents	85	36
Cash and cash equivalents at the beginning of the period	746	422

Cash and cash equivalents at the end of the period	$831	$458

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5	$3
Cash paid for income taxes, net of refunds	4	3

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30, 2005

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2005	477	$—	$632	$(3)	$1,912	$2,541
Comprehensive income:
Unrealized loss on marketable securities					(2)	(2)
Unrealized gain on cash flow hedges					3	3
Net income					272	272

Comprehensive income						273
Issuance of common shares related to exercise of employee stock options	1		4			4
Issuance of common shares related to employee stock purchase plan	2		24			24
Tax benefit from stock options			5			5
Dividends to shareholders			(38)			(38)
Stock-based compensation			15	1		16

Balance at September 30, 2005	480	$—	$642	$(2)	$2,185	$2,825

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—The Company designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, digital music players, gaming devices, global positioning navigation systems and photo printers. The Company sells its disc drives primarily to major original equipment manufacturers, or OEMs, and also markets to distributors under its globally recognized brand name.

Critical Accounting Policies and Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such difference may be material to the financial statements.

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

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of stock-based payments (see Note 4). The Company believes that these other accounting policies and other accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on its reported results of operations for a given period.

Basis of Presentation — The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended July 1, 2005 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on August 1, 2005. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of July 1, 2005 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended September 30, 2005 and October 1, 2004 were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2005 and October 1, 2004 (in millions, except per share data):

	Three Months Ended
	September 30, 2005	October 1, 2004
Numerator:
Net Income	$272	$54

Denominator:

Denominator for basic net income per share—weighted average number of common shares outstanding during the period	479	462

Incremental common shares attributable to exercise of outstanding options	27	32

Denominator for diluted net income per share—weighted average shares	506	494

Net income per share:
Basic	$0.57	$0.12

Diluted	$0.54	$0.11

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Sales and distribution of shares by New SAC

New SAC originally acquired the Company in November 2000 from Seagate Technology, Inc.  From November 2000 to December 2002, the Company was a wholly owned subsidiary of New SAC. From time to time since December 2002, New SAC has sold and distributed shares of the Company’s common stock to its shareholders. As of the end of fiscal year 2005, New SAC owned 169,500,246 common shares of the Company, or 35.6% of total outstanding common shares.

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of the Company’s common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100 million common shares. Through October 2005, New SAC distributed approximately 75 million of the Company’s common shares owned by it to the New SAC shareholders, through three quarterly distributions, with the remaining quarterly distribution expected in January 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

On August 2, 2005, New SAC sold 44,500,000 of the Company’s common shares, owned by New SAC at a price of $18.73 per share pursuant to the Company’s registration statement on Form S-3, which it filed with the Securities and Exchange Commission on January 19, 2005. New SAC received gross proceeds of $833 million and distributed its proceeds to holders of its ordinary shares including approximately $132 million to current and former officers and employees of the Company who hold ordinary shares of New SAC. The Company did not receive any of the proceeds from the sale of these shares.

In August 2005, New SAC stated that it had suspended any further significant sales of the Company’s common shares and intends to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program above through monthly distributions of 10 million shares per month. As of September 30, 2005, New SAC owned 90,000,610 common shares of the Company, or 18.7% of total outstanding common shares.

On October 11, 2005, the Company filed a post-effective amendment to its January 19, 2005 registration statement on Form S-3 to facilitate the public resale by New SAC shareholders and their transferees and distributees who have received, and will continue to receive, the Company’s common shares through the approximately 10 million common share monthly distributions by New SAC. Offers to the public by the selling shareholders named in the post-effective amendment to the Company’s January 19, 2005 registration statement on Form S-3 of the approximately 50 million common shares to be distributed by New SAC on a monthly basis may be made pursuant to the post-effective amendment to the Company’s January 19, 2005 registration statement on Form S-3 only after such registration statement is declared effective by the Securities and Exchange Commission.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of October 21, 2005	55,000,975

2. Balance Sheet Information

	September 30, 2005	July 1, 2005
	(in millions)
Accounts Receivable:

Accounts receivable	$1,143	$1,126
Allowance for doubtful accounts	(27)	(32)

	$1,116	$1,094

Inventories:

Components	$132	$118
Work-in-process	66	70
Finished goods	279	243

	$477	$431

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements	$3,345	$3,183
Accumulated depreciation and amortization	(1,780)	(1,654)

	$1,565	$1,529

Accrued Warranty:

Short-term accrued warranty included in accrued expenses on the balance sheet	$121	$115
Long-term accrued warranty included in other liabilities on the balance sheet	134	128

	$255	$243

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Balance Sheet Information (continued)

Long-Term Debt and Credit Facilities

The Company’s senior secured credit facilities, comprised of a five-year $350 million term loan facility and a $150 million revolving line of credit, are secured by a first priority pledge of substantially all the tangible and intangible assets of Seagate Technology HDD Holdings, the Company’s wholly-owned direct subsidiary, and many of its subsidiaries. In addition, the Company and many of its direct and indirect subsidiaries have guaranteed the obligations under the senior secured credit facilities. On July 28, 2005, our board of directors approved a resolution, which authorized management to either restructure or repay the $350 million term loan and the $150 million revolving line of credit. On October 18, 2005, the Company paid off its term loan facility in the amount of $341 million, including accrued interest, and is in the process of replacing its existing revolving line of credit. In addition to providing the Company the ability to repurchase some of its common shares once the revolving line of credit has been replaced, the repayment of the term loan and the anticipated replacement of the revolving line of credit may also result in increased flexibility with respect to payment of dividends. See Note 12, Subsequent Events.

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

The Company’s provision for income taxes recorded for the three months ended September 30, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in the Company’s valuation allowance for certain foreign deferred tax assets. The Company’s provision for income taxes recorded for the three months ended October 1, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance recorded for U.S. deferred tax assets, and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three months ended October 1, 2004.

Based on the Company’s foreign ownership structure, participation in tax holiday and tax incentive programs in the Far East, and subject to potential future increases in its valuation allowance for U.S. and certain foreign deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of the Company’s foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to the Company’s foreign parent holding company.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Income Taxes (continued)

As of September 30, 2005, the Company has recorded net deferred tax assets of $53 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first quarter of fiscal year 2008. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

During the third quarter of fiscal year 2005, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) due to the sale of additional common shares to the public by its largest shareholder, New SAC. As a result, the Company’s pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of the Company’s U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Section 382(f)) in effect at that time. The annual limitation of $44.8 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years. To the extent the Company believes it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001-2004. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 100 million shares have been authorized for issuance under this plan. Through September 30, 2005, options to purchase 99,438,502 common shares were granted to employees under the 2001 Plan, net of cancellations. During the three months ended September 30, 2005, options to purchase 810,150 common shares were granted under this plan. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Except for certain options granted with an exercise price below deemed fair market value of the common stock in fiscal year 2003, all other options granted under the 2001 Plan were granted with an exercise price equal to the fair market value of the common stock . Options granted up through September 5, 2004 expire ten years from the date of grant while options granted subsequent to September 5, 2004 expire seven years from the date of grant.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. Under the terms of the 2004 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 27.5 million shares have been authorized for issuance under this plan. No options were granted under the 2004 plan during the fiscal year ended July 1, 2005. During the three months ended September 30, 2005, options to purchase 7,601,454 common shares were granted to employees under this share option plan, net of cancellations. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. All options granted under the 2004 Plan were granted with an exercise price no less than the fair market value of the common stock and expire seven years from the date of grant.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20 million shares of common stock have been authorized for issuance under the ESPP, plus an automatic annual increase on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. The ESPP has a one-year offering period with two six-month purchase periods with a maximum of 2.5 million shares issued in each purchase period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation (continued)

Adoption of SFAS 123(R)

Prior to July 2, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 2, 2005 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options granted shortly prior to the Company’s initial public offering of its common stock in December 2002 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price. See Deferred Stock Compensation).

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which fair value was determined using the minimum value method. Under this transition method, stock-based compensation cost recognized in the quarter ended September 30, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 2, 2005 that were granted subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 and prior to July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation cost based on the intrinsic value method for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on July 2, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005 are each $15 million lower than if it had continued to account for share-based compensation under APBO 25. Basic and diluted net income per share for the three months ended September 30, 2005 would have been $0.60 and $0.57, respectively, if the Company had not adopted SFAS 123(R).

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation (continued)

Expected Volatility—Stock-based payments made prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 were accounted for using the intrinsic value method under APBO 25. The fair value of stock based payments made subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 through the quarter ended October 1, 2004, were valued using the Black-Scholes-Merton valuation method with a volatility factor based on the stock volatilities of the Company’s largest publicly traded competitors because the Company did not have a sufficient trading history. Commencing in the quarter ending December 31, 2004 and through the quarter ended July 1, 2005, the Company’s volatility factor was estimated using its own trading history. Effective July 2, 2005, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price. The impact of this change in the assumptions used to determine volatility was not significant.

Expected Dividend—The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. Since Seagate has demonstrated a stable dividend yield in past years and has no foreseeable plans to change its dividend policy, it uses its historical dividend yield to estimate the fair value of its options. Also, because the expected dividend yield should reflect marketplace participants’ expectations, the Company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation (continued)

Fair Value—The fair value of the Company’s stock options granted to employees for the three months ended September 30, 2005 and October 1, 2004 was estimated using the following weighted- average assumptions:

	Three Months Ended
	September 30, 2005	October 1, 2004
Option Plan Shares
Expected term (in years)	3.5	3.0
Volatility	0.43	0.75
Expected dividend	1.7 –2.2%	1.7 –2.3%
Risk-free interest rate	4.1%	3.2%
Estimated forfeitures	4.8%	—
Weighted-average fair value	$4.74	$6.36

ESPP Shares
Expected term (in years)	0.5 –1.0	0.5 – 1.0
Volatility	0.41	0.33 –0.56
Expected dividend	1.7%	2.1%
Risk-free interest rate	3.6 –3.8%	1.6 – 2.0%
Weighted-average fair value	$5.33	$3.43

Stock Compensation Expense

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company, in accordance with APBO 25, recorded deferred stock compensation aggregating $9.7 million, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock options of 48 months. Through September 30, 2005, the Company has amortized approximately $8 million of such compensation expense, with approximately $1 million being amortized in the three months ended September 30, 2005.

Stock Compensation Expense—The Company recorded $15 million of stock-based compensation for the three months ended September 30, 2005 in addition to the amortization of the deferred compensation above.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At September 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $139 million, net of estimated forfeitures of $4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation (continued)

At September 30, 2005, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $21 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.6 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended September 30, 2005, the Company recorded $5 million of excess tax benefits as a financing cash inflow.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Seagate Technology’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at July 1, 2005	56.2	$8.32
Granted	8.4	15.24
Exercised	(1.0)	3.48
Forfeitures and cancellations	(0.4)	10.78

Outstanding at September 30, 2005	63.2	$9.30	6.6	$447

Vested and expected to vest at September 30, 2005	59.7	$9.00	6.6	$440

Exercisable at September 30, 2005	29.4	$6.05	6.3	$301

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 55.9 million options that were in-the-money at September 30, 2005. During the three months ended September 30, 2005 and October 1, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $15 million and $18 million, respectively, determined as of the date of option exercise.

ESPP Information

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at September 30, 2005	5.0	$13.47	0.6	$12

Vested and expected to vest at September 30, 2005	5.0	$13.47	0.6	$12

During the three months ended September 30, 2005 and October 1, 2004, the aggregate intrinsic value of options exercised under the Company’s ESPP was $24 million and $4 million, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock-Based Compensation (continued)

The following table shows the shares issued, and their respective weighted-average exercise price, pursuant to the ESPP during the three months ended September 30, 2005.

Purchase date	July 29, 2005

Shares issued	2,486,522
Weighted-average purchase price per share	$9.82

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to July 1, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

Three Months Ended
October 1, 2004
Net income – as reported	$54
Deduct: Total stock-based employee compensation expense determined under fair value method	(11)

Net income – pro forma	$43
Net income per share:
Basic – as reported	$0.12

Basic – pro forma	$0.09

Diluted – as reported	$0.11

Diluted – pro forma	$0.09

Disclosures for the three months ended September 30, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months ended October 1, 2004 has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, as those options were valued for pro forma purposes using a minimum value method.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Restructuring Costs

In the three months ended September 30, 2005, the Company recorded restructuring costs of approximately $4 million in connection with its on-going restructuring activities. These costs were a related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company expects these restructuring activities to be substantially completed by December 30, 2005.

The following table summarizes the activity in the Company’s restructuring accrual for the three months ended September 30, 2005:

	Severance and Benefits
	(in millions	)
Accrual balance, July 1, 2005	$2
Restructuring charge	4
Cash payments	(1)

Accrual balance, September 30, 2005	$5

6. Comprehensive Income (Loss)

For the three months ended September 30, 2005, comprehensive income included net income, an unrealized loss of $2 million on marketable securities and an unrealized gain of $3 million on foreign currency forward exchange contracts. For the three months ended October 1, 2004, comprehensive income included net income, and an immaterial amount of unrealized gains on marketable securities and foreign currency forward exchange contracts. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency forward exchange contracts designed as cash flow hedges as components of accumulated other comprehensive income (loss). The accumulated other comprehensive loss at September 30, 2005 and at July 1, 2005 was $8 million and $9 million, respectively.

7. Acquisition of Mirra, Inc.

In September 2005, the Company acquired Mirra, Inc. (“Mirra”) for a cash purchase price of $15 million. Mirra is a leading provider of networked digital content protection products for the home and small business markets.

The Company preliminarily allocated the purchase price to the tangible and intangible assets and liabilities acquired. The residual amount of approximately $12 million was allocated to goodwill, which is included in Other assets, net in the accompanying balance sheet. The acquisition of Mirra had an immaterial effect on the Company’s results of operations or cash flow for the three months ended September 30, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Guarantees

Indemnifications to Officers and Directors

The Company has entered into indemnification agreement, a form of which is incorporated by reference in the exhibits of this report, with the members of our Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 30, 2005 and October 1, 2004 were as follows:

	Three Months Ended
	September 30, 2005	October 1, 2004
	(in millions)
Balance, beginning of period	$243	$125
Warranties issued	34	22
Repairs and replacements	(24)	(34)
Changes in liability for pre- existing warranties, including expirations	2	16

Balance, end of period	$255	$129

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Litigation

See Part II, Item 1, “Legal Proceedings.”

10. Recently Adopted Accounting Pronouncements

Effective July 2, 2005, the Company adopted SFAS 123(R), using the modified-prospective-transition method except for options granted prior to the initial filing of its registration statement on Form S-1 in October 2002. As a result, the Company has included stock-based compensation costs in its results of operations for the quarter ended September 30, 2005, as more fully described in Note 4 to the Company’s condensed consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Board No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in its first quarter of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on the Company’s results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The Company early adopted SFAS 154 in its first quarter of fiscal year 2006. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or financial position.

11. Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% senior notes due 2009. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at September 30, 2005 and July 1, 2005, the condensed consolidating results of operations and consolidating cash flows for the three months ended September 30, 2005 and October 1, 2004. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior secured credit facilities. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

September 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$26	$—	$805	$—	$831
Short-term investments	—	—	961	—	961
Accounts receivable, net	—	—	1,116	—	1,116
Inventories	—	—	477	—	477
Intercompany loan receivable	—	192	—	(192)	—
Other current assets	—	—	144	—	144

Total Current Assets	2 6	192	3,503	(192)	3,529

Property, equipment and leasehold improvements, net	—	—	1,565	—	1,565
Equity investment in HDD	2,800	—	—	(2,800)	—
Equity investments in Non-Guarantors	—	3,257	—	(3,257)	—
Other assets	—	6	278	—	284

Total Assets	$2,826	$3,455	$5,346	$(6,249)	$5,378

Accounts payable	$—	$—	$1,000	$—	$1,000
Accrued employee compensation	—	—	174	—	174
Accrued expenses	—	12	389	—	401
Accrued income taxes	—	—	43	—	43
Intercompany loan payable	—	—	192	(192)	—
Current portion of long-term debt	—	3	1	—	4

Total Current Liabilities	—	15	1,799	(192)	1,622

Other liabilities	1	—	194	—	195
Long-term debt, less current portion	—	640	96	—	736

Total Liabilities	1	655	2,089	(192)	2,553

Shareholders’ Equity	2,825	2,800	3,257	(6,057)	2,825

Total Liabilities and Shareholders’ Equity	$2,826	$3,455	$5,346	$(6,249)	$5,378

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,088	$—	$2,088

Cost of revenue	—	—	1,553	—	1,553
Product development	—	—	180	—	180
Marketing and administrative	—	—	86	—	86
Restructuring	—	—	4	—	4

Total operating expenses	—	—	1,823	—	1,823

Income from operations	—	—	265	—	265
Interest income	—	2	15	(2)	15
Interest expense	—	(11)	(4)	2	(13)
Equity in income of HDD	272	—	—	(272)	—
Equity in income of Non-Guarantors	—	281	—	(281)	—
Other, net	—	—	5	—	5

Other income (expense), net	272	272	16	(553)	7

Income before income taxes	272	272	281	(553)	272
Provision for (benefit from) income taxes	—	—	—	—	—

Net income	$272	$272	$281	$(553)	$272

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$272	$272	$281	$(553)	$272
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	137	—	137
Stock-based compensation	—	—	16	—	16
Tax benefit from stock options	—	—	(5)	—	(5)
Equity in income of HDD	(272)	—	—	272	—
Equity in income of Non-Guarantors	—	(281)	—	281	—
Other non-cash operating activities, net	—	—	(2)	—	(2)
Changes in operating assets and liabilities, net	(3)	6	(215)	—	(212)

Net cash provided by (used in) operating activities	(3)	(3)	212	—	206

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(169)	—	(169)
Purchase of short-term investments	—	—	(1,159)	—	(1,159)
Maturities and sales of short-term investments	—	—	1,284	—	1,284
Acquisition of Mirra, Inc., net of cash acquired	—	—	(15)	—	(15)
Other investing activities, net	—	1	(58)	—	(57)

Net cash provided by (used in) investing activities	—	1	(117)	—	(116)
Financing Activities
Proceeds from exercise of employee stock options and employee stock purchase plan	28	—	—	—	28
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	34	(34)	—	—
Dividend paid to Parent from HDD	30	(30)	—	—	—
Dividend paid to shareholders	(38)	—	—	—	(38)
Tax benefit from stock options	—	—	5	—	5

Net cash provided by (used in) financing activities	20	2	(27)	—	(5)

Increase in cash and cash equivalents	17	—	68	—	85

Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$26	$—	$805	$—	$831

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 1, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,558	$—	$1,558

Cost of revenue	—	—	1,283	—	1,283
Product development	—	—	152	—	152
Marketing and administrative	—	—	65	—	65
Restructuring, net	—	—	1	—	1

Total operating expenses	—	—	1,501	—	1,501

Income from operations	—	—	57	—	57

Interest income	—	1	6	(1)	6
Interest expense	—	(9)	(3)	1	(11)
Equity in income of HDD	54	—	—	(54)	—
Equity in income of Non-Guarantors	—	62	—	(62)	—
Other, net	—	—	4	—	4

Other income (expense), net	54	54	7	(116)	(1)

Income before income taxes	54	54	64	(116)	56
Provision for income taxes	—	—	2	—	2

Net income	$54	$54	$62	$(116)	$54

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 1, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$54	$54	$62	$(116)	$54

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	112	—	112
Stock-based compensation	—	—	1	—	1
Equity in income of HDD	(54)	—	—	54	—
Equity in income of Non-Guarantors	—	(62)	—	62	—
Other non-cash operating activities, net	—	—	1		1
Changes in operating assets and liabilities, net	(21)	1	(32)	—	(52)

Net cash provided by (used in) operating activities	(21)	(7)	144	—	116

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(97)	—	(97)
Purchase of short-term investments	—	—	(963)	—	(963)
Maturities and sales of short-term investments	—	—	981	—	981
Other investing activities, net	—	—	(2)	—	(2)

Net cash used in investing activities	—	—	(81)	—	(81)

Financing Activities
Proceeds from exercise of employee stock options and employee stock purchase plan	29	—	—	—	29
Loan repayment to HDD from Non-Guarantor	—	18	(18)	—	—
Investment by Parent in HDD	(2)	2	—	—	—
Dividend paid to Parent from HDD	13	(13)	—	—	—
Dividend paid to shareholders	(28)	—	—	—	(28)

Net cash provided by (used in) financing activities	12	7	(18)	—	1

Increase (decrease) in cash and cash equivalents	(9)	—	45	—	36
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$5	$—	$453	$—	$458

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Subsequent Events

The Company’s board of directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of common stock. On October 18, 2005, the Company paid off its term loan facility in the amount of $341 million, including accrued interest, and is in the process of replacing its existing revolving line of credit to allow the Company to repurchase its common shares. In addition to providing the Company the ability to repurchase some of its common shares once the revolving line of credit has been replaced, the repayment of the term loan and the anticipated replacement of the revolving line of credit may also result in increased flexibility with respect to payment of dividends. Notwithstanding repayment of the term loan facility and prospective stock repurchases, the Company anticipates that quarterly dividends during fiscal year 2006 will be treated as a return of capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended September 30, 2005 for Seagate Technology. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware”, in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks business in November 2002.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are a leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications where our products are used in digital video recorders, digital music players, gaming devices, global positioning navigation systems and photo printers.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended September 30, 2005, July 1, 2005 and October 1, 2004, approximately 72%, 76% and 71%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, Apple and Lenovo. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 25%, 23% and 28% of our disc drive revenue in the fiscal quarters ended September 30, 2005, July 1, 2005 and October 1, 2004, respectively. Retail sales in the fiscal quarter ended September 30, 2005 as a percentage of our disc drive revenue increased to 3% from 1% and 1% in the fiscal quarters ended July 1, 2005 and October 1, 2004, respectively. For the fiscal quarters ended September 30, 2005, July 1, 2005 and October 1, 2004, approximately 28%, 31% and 33%, respectively, of our disc drive revenue came from customers located in North America, approximately 29%, 24% and 29%, respectively, came from customers located in Europe and approximately 43%, 45% and 38%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

First, we believe that the industry is continuing to experience several trends relative to overall demand, including:

•	a proliferation of applications in the consumer electronics market that utilize disc drives for media-rich digital content in applications such as music, photographic and video storage. We estimate that in the most recent quarter industry shipments of disc drives to consumer electronics applications grew approximately 22% from the year-ago quarter. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. The consumer electronics market is intensely competitive as evidenced by recent competition from flash memory in the September 2005 quarter, with product transitions at manufacturers of digital music players leading to a reduction in industry demand of disc drives smaller than 2.5-inch form factor previously used in such applications. Notwithstanding the intensely competitive market, there continues to be new opportunities for disc drives in new and existing applications; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications. We believe that a portion of the growth, particularly in the mobile computing market, is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating while continued growth in enterprise storage applications was fueled by non-mission critical applications across multiple interfaces. We also believe that recent increased growth rates in the desktop market probably comes from different geographies outside of the more mature markets.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity products.

Second, our industry has been characterized by continuous and significant advances in technology, which have contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. In the current environment, the industry is characterized by:

•	continuous increase in the rates of overall price erosion, particularly in periods where there are few new products;

•	the need to successfully execute product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance; and

Growth in demand for higher capacity products has and will continue to place some strain on industry capacity and availability of certain key components such as media and heads. The increased industry demand and strains on industry capacity may have resulted in some unmet demand during the September 2005 quarter and may continue in the December 2005 quarter as we expect the industry to continue to experience component supply tightness, especially for glass substrates. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to product availability. This dynamic may also slow the rate of industry cost reductions.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the September 2005 quarter with what we believe to be approximately 6 weeks of distribution channel inventory.

To address the growing demand for higher capacity products, the industry is currently beginning a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, the recording channel, drive software and firmware as a system. At this time it is unclear what impact this transition to perpendicular recording will have on the industry.

Seagate Overview. We are a leader in the disc drive industry with products that address substantially all of the available consumer electronics, mobile computing, enterprise and desktop storage markets. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership combined with our integrated design and manufacturing has allowed us to effectively leverage our leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs.

Revenue in the September 2005 quarter of $2.09 billion was driven primarily by increased demand in the mobile and desktop markets, initial shipments of some of the products introduced in June 2005, and increased shipments in the consumer electronics and enterprise markets compared to the year-ago September 2004 quarter.

•	Consumer Electronics – In the September 2005 quarter we shipped 3.9 million units in the consumer electronics market, a decrease of 37% from the immediately preceding quarter and an increase of 34% from the year-ago quarter. We experienced some transitional activities related to handheld and gaming applications during the September 2005 quarter, which resulted in a lower total available market. Despite these challenges, we performed well in this market which highlights the broad set of consumer electronics applications utilizing our disc drives. With respect to digital video recorders and disc drive based DVD recorders, some of the consumer electronics market’s fastest growing applications, we shipped 2.2 million units, an increase of 111% from the year-ago quarter. We believe the lower total available market in the September 2005 quarter in the consumer electronics market was transitional and we expect new applications will drive increased demand going forward.

•	Mobile – Our market share of mobile computing products continued to increase during the September 2005 quarter. We saw strong demand for the September 2005 quarter with shipments of 2.4 million units, an increase of 19% from the immediately preceding quarter and an increase of 254% from the year-ago quarter. We also saw an increase in higher capacity mobile disc drives, with shipments of disc drives with a capacity of 80GB and greater in the September 2005 quarter increasing 42% from the June 2005 quarter. During the September 2005 quarter we saw capacity constraints in the supply of glass substrates, which impacted our ability to produce disc drives for the mobile compute market.

•	Enterprise – The total available market for enterprise disc drives decreased from the immediately preceding quarter and increased from the year-ago quarter. Despite the decrease in the total available market, we maintained our leadership position in this market with shipments of 3.1 million units in the September 2005 quarter, a decrease of 18% from the immediately preceding quarter and an increase of 1% from the year-ago quarter.

•	Desktop – In the September 2005 quarter we continued to lead the desktop market with shipments of 17.4 million units, an increase of 14% from the immediately preceding quarter and 16% from the year-ago quarter. Our product mix continued to improve as shipments in the September 2005 quarter of products 200 GB and larger increased 35% compared to the June 2005 quarter. We believe Seagate continued its areal density leadership in the desktop market with shipments of desktop products at an areal density of 160GB per platter of approximately 700,000 units. We believe that many of our competitors may have to transition to perpendicular recording technology for their 160GB per platter desktop products. Our success in extending longitudinal recording provided us with a faster time to market path, an option we were able to choose due to our areal density leadership, platform strategy and vertical integration. We exited the September 2005 quarter with less than 4 weeks of distribution channel inventory for desktop products, which we believe was at the low-end of the industry average.

Historically, we have exhibited seasonal higher unit demand during the first half of each fiscal year. Because of continued component constraints during the September 2005 quarter and the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and June 2005 quarters, we did not experience a significant traditional seasonal increase in the September 2005 quarter. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally. The lack of seasonality in calendar year 2005 is unprecedented in the disc drive industry and there can be no assurance that seasonality will not occur again, with a potential for even greater seasonal decline for the reasons given above.

In this period of rapid industry unit growth and strain on industry capacity and component availability, we believe that our internal manufacturing source of heads and media has contributed to our ability to meet market demand. In the September 2005 quarter, as we broadened our product portfolio and gained acceptance in markets previously unaddressed by us, demand for our products in certain markets outpaced production capacity, which may have resulted in some unmet demand. During the September 2005 quarter we saw capacity constraints in the supply of glass substrates, which impacted our ability to produce disc drives for the mobile compute market. We expect constraints for glass media to continue well into the December 2005 quarter but expect to have a balanced supply of aluminum media to meet expected demand. In particular, these component constraints will limit our ability to meet demand for certain notebook products in the December 2005 quarter. We have continued to increase our capital investment and will add capacity in a measured manner, particularly in our key components capacity, to ensure that we can meet existing customer requirements.

We are in the process of upgrading our enterprise resource planning (ERP) software package and will continue to do so during the second and third quarters of fiscal year 2006. If we fail to successfully upgrade our ERP systems and related integrations at all or on a timely basis, or if we fail to maintain management systems and resources sufficient to keep pace with our business needs, our business could be disrupted or constrained, and our operating results could suffer.

Registration of Common Shares and Consummation of Secondary Offering of Common Shares

New SAC originally acquired us in November 2000 from Seagate Technology, Inc. From November 2000 to December 2002, we were a wholly-owned subsidiary of New SAC. From time to time since December 2002, New SAC has sold and distributed shares of our common stock to its shareholders. As of the end of fiscal year 2005, New SAC owned 169,500,246 of our common shares, or 35.6% of total outstanding common shares.

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of our common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100 million common shares. Through October 2005, New SAC distributed approximately 75 million of our common shares owned by it to the New SAC shareholders, through three quarterly distributions, with the remaining quarterly distribution expected in January 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

On August 2, 2005, New SAC sold 44,500,000 of our common shares, owned by New SAC at a price of $18.73 per share pursuant to our registration statement on Form S-3, which we filed with the Securities and Exchange Commission on January 19, 2005. New SAC received gross proceeds of $833 million and distributed its proceeds to holders of its ordinary shares including approximately $132 million to our current and former officers and employees who hold ordinary shares of New SAC. We did not receive any of the proceeds from the sale of these shares.

In August 2005, New SAC stated that it had suspended any further significant sales of our common shares and intends to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program above through monthly distributions of 10 million shares per month. As of September 30, 2005, New SAC owned 90,000,610 of our common shares, or 18.7% of total outstanding common shares.

On October 11, 2005, we filed a post-effective amendment to our January 19, 2005 registration statement on Form S-3 to facilitate the public resale by New SAC shareholders and their transferees and distributees who have received, and will continue to receive, our common share through the approximately 10 million common share monthly distributions by New SAC. Offers to the public by the selling shareholders named in the post-effective amendment to our January 19, 2005 registration statement on Form S-3 of the approximately 50 million common shares to be distributed by New SAC on a monthly basis may be made pursuant to the post-effective amendment to our January 19, 2005 registration statement on Form S-3 only after such registration statement is declared effective by the Securities and Exchange Commission.

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of October 21, 2005	55,000,975

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	Fiscal Quarter Ended
(dollars in millions)	September 30, 2005	October 1, 2004
Revenue	$2,088	$1,558
Cost of revenue	1,553	1,283

Gross margin	535	275

Product development	180	152
Marketing and administrative	86	65
Restructuring, net	4	1

Income from operations	265	57
Other income (expense), net	7	(1)

Income before income taxes	272	56
Provision for (benefit from) income taxes	—	2

Net income	$272	$54

	Fiscal Quarter Ended
	September 30, 2005	October 1, 2004
Revenue	100%	100%
Cost of revenue	74	82

Gross margin	26	18

Product development	9	10
Marketing and administrative	4	4
Restructuring, net	—	—

Income from operations	13	4
Other income (expense), net	—	—

Income before income taxes	13	4
Provision for (benefit from) income taxes	—	—

Net income	13%	4%

Revenue. Revenue for the quarter ended September 30, 2005 was $2.088 billion, down 4% from $2.179 billion in the immediately preceding quarter, and up 34% from $1.558 billion in the year-ago quarter. The decrease in revenue from the immediately preceding quarter was primarily due to lower disc drive shipments with respect to our consumer electronics and enterprise products. The increase in revenue from the year-ago quarter was primarily due to higher overall disc drive shipments, specifically in the desktop and mobile markets, as well as an improved product mix of our new products. Unit shipments for our products in the quarter ended September 30, 2005 were as follows:

•	Consumer Electronics – 3.9 million, down from 6.2 million units in the immediately preceding quarter, and up from 2.9 million units in the year-ago quarter.

•	Mobile – 2.4 million, up from 2.0 million and 0.7 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 3.1 million, down from 3.7 million units in the immediately preceding quarter, and flat when compared with the year-ago quarter.

•	Desktop – 17.4 million, up from 15.3 million and 15.0 million units in the immediately preceding and year-ago quarters, respectively.

Our overall average sales price per unit (ASP) for our products was $78 for the quarter ended September 30, 2005. ASP’s for our products decreased approximately $2 over the June 2005 quarter, which was within our expectations at the beginning of the September 2005 quarter.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Given the sales mix shift from our OEM customers to our distribution and retail customers, where the various sales programs are more prevalent, sales programs recorded as contra- revenue for the quarter ended September 30, 2005 were approximately 6% of our gross revenue, compared to 5% and 6% of our gross revenue for the immediately preceding and year-ago quarters, respectively.

Cost of Revenue. Cost of revenue for the quarter ended September 30, 2005 was $1.553 billion, down 5% from $1.639 billion in the immediately preceding quarter, and up 21% from $1.283 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended September 30, 2005 was 26% as compared with 25% and 18%, respectively, for the immediately preceding and year-ago quarters. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to an increased mix of new higher-margin products and improving manufacturing yields, offset by price erosion. The increase in gross margin as a percentage of revenue from the year-ago quarter was primarily due to higher overall unit shipments and an increased mix of new higher-margin products partially offset by price erosion.

Product Development Expense. Product development expense increased by $9 million, or 5%, for the quarter ended September 30, 2005 when compared with the immediately preceding quarter, and increased by $28 million, or 18%, when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to $5 million in stock-based compensation. The increase in product development expense from the year-ago quarter was primarily due to increases of $11 million in variable performance-based compensation, $10 million in salaries resulting from increased headcount and benefits costs and $5 million in stock-based compensation.

Marketing and Administrative Expense. Marketing and administrative expense decreased by $1 million, or 1%, when compared with the immediately preceding quarter, and increased by $21 million, or 32%, when compared with the year-ago quarter. The decrease in marketing and administrative expense from the immediately preceding quarter was primarily due to decreases of $4 million each in variable performance-based compensation and in the allowance for doubtful accounts, partially offset by a $5 million increase in stock-based compensation. The increase in marketing and administrative expense from the year-ago quarter was due to increases of $15 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, as well as increases of $5 million in stock-based compensation and $6 million in outside and legal services, partially offset by a decrease of $6 million in the allowance for doubtful accounts.

Restructuring. During the quarter ended September 30, 2005, we recorded $4 million in restructuring charges. These costs were related to a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We expect these restructuring activities to be substantially complete by December 30, 2005. Upon completion of these restructuring activities, we estimate that annual salary expense will be reduced by approximately $4 million.

Net Other Income (Expense). Net other income was $7 million in the quarter ended September 30, 2005 compared to net other income of $10 million in the immediately preceding quarter, and net other expense of $1 million in the year-ago quarter. Net other income for the September 2005 quarter was mainly comprised of a $5 million gain from the sale of obsolete assets, while the net other income for the immediately preceding quarter primarily included $10 million in proceeds from a legal settlement. The change from the year-ago quarter was primarily due to an increase in interest income of $9 million resulting from higher average interest rates and higher average balances in our interest bearing accounts partially offset by an increase of $2 million in interest expense arising from higher average interest rates.

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

Our provision for income taxes recorded for the three months ended September 30, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs and (ii) a decrease in our valuation allowance for certain foreign deferred tax assets. Our provision for income taxes recorded for the three months ended October 1, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance recorded for U.S. deferred tax assets, and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three months ended October 1, 2004.

Based on our foreign ownership structure, participation in tax holiday and tax incentive programs in the Far East, and subject to potential future increases in our valuation allowance for U.S. and certain foreign deferred tax assets, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. income taxes if remitted to our foreign parent holding company.

As of September 30, 2005, we recorded net deferred tax assets of $53 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first quarter of fiscal year 2008. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

During the third quarter of fiscal year 2005, we underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) due to the sale of additional common shares to the public by our largest shareholder, New SAC. As a result, our pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of our U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Section 382(f)) in effect at that time. The annual limitation of $44.8 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years. To the extent we believe it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided.

The Internal Revenue Service is currently examining our federal income tax returns for fiscal years ending in 2001-2004. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessment that may result.

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

The calculated financial ratios for the fiscal quarter ended September 30, 2005 are as follows:

	Required	September 30, 2005
Interest Coverage Ratio	Not less than 2.50	268.38
Fixed Charge Coverage Ratio	Not less than 1.50	3.97
Net Leverage Ratio	Not greater than 1.50	(0.70)

In connection with our senior credit facility, Seagate Technology HDD Holdings and Seagate Technology (US) Holdings, Inc. entered into a $150 million revolving line of credit, under which $109 million was available to these entities for borrowing as of September 30, 2005. Although no borrowings have been drawn under this revolving line of credit to date, we had utilized $41 million of the revolving line of credit for outstanding letters of credit and bankers’ guarantees as of September 30, 2005.

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

Discussion of Cash Flows

At September 30, 2005, our working capital was $1.907 billion, which included cash, cash equivalents and short-term investments of $1.792 billion. Cash, cash equivalents and short-term investments decreased $44 million from July 1, 2005 to September 30, 2005. This decrease was primarily due to investments in property, equipment and leasehold improvements, the acquisition of Mirra, Inc. for cash, investments in long-term assets and dividends to shareholders partially offset by cash provided by operating activities and proceeds from employee stock option exercises and employee stock purchases.

Cash provided by operating activities for the quarter ended September 30, 2005 was $206 million and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation partially offset by a decrease in our working capital.

During the quarter ended September 30, 2005, we invested approximately $169 million in property, equipment and leasehold improvements, including deposits and prepayments. The $169 million investment comprised:

•	$54 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$69 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$39 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$7 million for other purposes.

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

Liquidity Sources and Cash Requirements and Commitments

We are paying and expect to continue to pay our common shareholders a quarterly distribution of up to $0.08 per share ($0.32 annually) so long as the aggregate amount of the distributions does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior secured credit facilities. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant. On August 19, 2005, we paid a dividend of approximately $38 million, or $0.08 per share, to our common shareholders of record as of August 5, 2005. On October 17, 2005, we declared a quarterly dividend of $0.08 per share to be paid on or before November 18, 2005 to our common shareholders of record as of November 4, 2005.

On October 18, 2005, we paid off our term loan facility in the amount of $341 million, including accrued interest. We may also use cash to repurchase up to $400 million of our outstanding shares of common stock as authorized by our board of directors.

Our principal sources of liquidity as of September 30, 2005 consisted of: (1) $1.792 billion in cash, cash equivalents, and short-term investments, (2) a $150 million revolving credit facility, of which $41 million had been used for outstanding letters of credit and bankers’ guarantees as of September 30, 2005, and (3) cash we expect to generate from operations.

Our principal liquidity requirements are to service our remaining debt and meet our working capital, research and development and capital expenditure needs. In addition, since the second half of fiscal year 2002 and through fiscal years 2003, 2004, 2005 and the quarter ended September 30, 2005, we have paid dividends to our shareholders.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, and valuation of deferred tax assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of stock-based payments. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. We recently introduced a number of new products, some of which we are in the early stages of volume shipment. If the actual rate of unit failures is greater than what we used in estimating the warranty expense accrual, we would need to increase our warranty accrual and our results of operations could be materially affected.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like digital music players and digital cameras, represent fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second quarter of fiscal year 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. In June 2005, we announced an 8GB 1-inch form factor disc drive, which will primarily be used in hand-held consumer electronics devices such as digital music players and digital cameras, and new versions of our 2.5-inch disc drives for the mobile computing and consumer electronics markets

We have also started to experience competition from other companies that produce alternative storage technologies like flash memory, where increased capacity and lower cost of these technologies have resulted in competition with our lower capacity, smaller form factor disc drives.

If we do not suitably adapt our product offering to successfully introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For instance, given the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and June 2005 quarters, we did not experience a traditional seasonal decline in fiscal year 2005. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally. The lack of seasonality in calendar year 2005 was unprecedented in the disc drive industry and there can be no assurance that seasonality will not occur again, with a potential for even greater seasonal decline for the reasons given above.

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

In addition, the recent increases in demand for small form factor mobile products, have led to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives. Increasing unit growth for 3.5-inch disc drives could lead to constraints for the supply of aluminum media.

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, Apple and Lenovo, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We received a letter dated November 19, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Technology, Inc. entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 19, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 19, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. On March 29, 2005, we reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to that settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supported the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee sought approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. Thereafter, we, the Bankruptcy Trustee, and Western Digital stipulated to the Trustee’s withdrawal of his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement. The hearing proceeded as scheduled and the judge ordered post-hearing briefing. We expect the judge to issue his decision shortly after briefing is completed in mid-November 2005.

To the extent that third party cross-licenses, including the Patent Cross License Agreement dated December 31, 1994 between Read-Rite Corporation and Seagate Technology, Inc., are deemed not to have been properly transferred to us in the November 2000 transactions, our inability to either obtain new licenses or transfer existing licenses could result in delays in product development or prevent us from selling our products until equivalent substitute technology can be identified, licensed and/or integrated or until we are able to substantially engineer our products to avoid infringing the rights of third parties. We might not be able to renegotiate agreements, be able to obtain necessary licenses in a timely manner, on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, the loss of or inability to extend any of these licenses would increase the risk of infringement claims being made against us, which claims could have a material adverse effect on our business.

Risk of Intellectual Property Litigation—Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our licensees in connection with their use of our products. We are currently subject to a suit by Convolve, Inc. and the Massachusetts Institute of Technology and a suit pending in Nanjing, China. In addition, as noted above, Read-Rite Corporation, in a letter dated November 19, 2002 and in correspondence after that date, asserted that we do not currently have a license to Read-Rite Corporation patented technology and that our disc drive products infringe at least two Read-Rite Corporation patents.

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

Ownership of Our Common Shares by Our Sponsor Group—Because New SAC holds a significant interest in us and five of our directors are New SAC directors, these directors have significant influence over corporate actions and conflicts of interest could arise between us and New SAC.

As of October 21, 2005, New SAC owns approximately 11.4% of our outstanding common shares. New SAC was formed in connection with the November 2000 transactions and is owned by our sponsor group and members of our management. Through their ownership of New SAC, as of October 21, 2005, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. indirectly own approximately 3.6%, 2.5%, 1.3%, 0.8% and 0.3%, respectively, of our outstanding common shares. In addition, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital, J.P. Morgan Partners, LLC and investment partnerships affiliated with Goldman, Sachs & Co. directly own approximately 6.3%, 4.4%, 2.2%, 1.3% and 0.4%, respectively, of our outstanding common shares as of October 21, 2005.

Five of our directors are also directors of New SAC and therefore have significant influence over matters such as the control over business, policies and affairs; and the nomination for election of our directors; and other matters submitted to our shareholders. Conflicts of interest could arise between us and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us.

Conflicts of interest could arise between us and New SAC or our sponsor group, and any conflict of interest may be resolved in a manner that does not favor us. The members of our sponsor group may continue to retain significant influence over us for the foreseeable future, even after New SAC distributes its shares in us to the New SAC shareholders, as it began to do so in May 2005 and continued to do so through October 2005, distributing an aggregate of approximately 95 million of our outstanding common shares owned by it. The members of our sponsor group may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, the members of our sponsor group could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that members of our sponsor group may make at some future time will be in their absolute discretion.

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

New SAC has stated that it has suspended any further significant sales of our common shares and intends to dispose of its remaining shares through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC stated that it expected to make quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of 100 million common shares by January 2006. Through October 2005, New SAC distributed an aggregate of approximately 75 million of our common shares owned by it to the New SAC shareholders with the remaining quarterly distribution expected in January 2006. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

In addition, New SAC has determined that, in addition to the distributions described in the previous paragraph, it will distribute its remaining holdings of approximately 50 million of our common shares by making monthly distributions of approximately 10 million of our common shares to New SAC shareholders. The first two of these monthly distributions were made in September 2005 and October 2005. Offers to the public by the selling shareholders named in the post-effective amendment to our registration statement on Form S-3 of the approximately 50 million common shares distributed by New SAC on a monthly basis may be made pursuant to the post-effective amendment to our registration statement on Form S-3 only after such registration statement is declared effective by the Securities and Exchange Commission. Any resulting sales by New SAC shareholders, their transferees or distributees could cause the market price of our common shares to decline.

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

We paid a quarterly dividend of $0.08 per share on August 19, 2005 to our common shareholders of record as of August 5, 2005. On October 17, 2005 we declared a dividend of $0.08 per share to be paid on or before November 18, 2005 to our common shareholders of record as of November 4, 2005.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of September 30, 2005. All investments mature in three years or less.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value September 30, 2005
	(in millions)
Assets
Cash equivalents:
Fixed rate	$689						$689	$688
Average interest rate	3.75%						3.75%

Short-term investments:
Fixed rate	$116	$502	$103	$11			$732	$725
Average interest rate	3.72%	3.32%	3.95%	4.17%			3.48%

Variable rate	$237						$237	$237
Average interest rate	3.78%						3.78%

Total investment securities	$1,042	$502	$103	$11			$1,658	$1,650
Average interest rate	3.75%	3.32%	3.95%	4.17%			3.64%

Long-Term Debt
Fixed rate				$400			$400	$418
Average interest rate				8.00%			8.00%
Floating rate
Tranche B (LIBOR +2%)	$4	$336					$340	$340
	5.88%	5.88%					5.88%

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

As of September 30, 2005, our notional values of foreign exchange forward contracts totaled $158 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum term of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of September 30, 2005 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$80	41.35	$1
Singapore Dollar	11	1.68	—
British Pound	15	1.77	—
Danish Krone	52	6.06	1

	$158		$2

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. — Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm headed by a former MIT doctoral candidate, engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000, and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation of the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorneys’ fees. The court denied our motion on May 23, 2003. Briefing on claims construction issues has been completed and a claims construction (Markman) hearing has been requested. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve has indicated that it will seek leave of the court to add this patent to the lawsuit. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. All briefing is completed, and we await the court’s order or a schedule for oral argument. No trial date has been set.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. – In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contained identical infringement claims against the same disc drive products, claimed immaterial monetary damages and attorney fees, and requested injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, and issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board (“PRB”) declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. We await the court’s order. We believe the claims are without merit, and we intend to defend against them vigorously.

Seagate Technology v. Read-Rite Corporation. In order to clarify our rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003, in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the original Patent Cross-License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire Read-Rite’s assets, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. On March 29, 2005, we reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to that settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supported the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee sought approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. Thereafter, we, the Bankruptcy Trustee, and Western Digital stipulated to the Trustee’s withdrawal of his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement. The hearing proceeded as scheduled and the judge ordered post-hearing briefing. We expect the judge to issue his decision shortly after briefing is completed in mid-November 2005.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the quarter ended September 30, 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

FY 2006 Restricted Stock Bonus Awards

On October 24, 2005, the Company awarded restricted stock bonuses to certain officers by granting a total of 880,000 common shares under the Company’s 2004 Stock Compensation Plan, including grants to each of the Company’s named executive officers. These grants of shares of restricted stock were made as part of the annual review of stock grants performed by the Compensation Committee of the Company’s Board of Directors. The number of share of the Company’s restricted stock granted to the named executive officers are as follows: William D. Watkins (200,000); Charles C. Pope (100,000); David A. Wickersham (100,000); Brian S. Dexheimer (100,000); and William L. Hudson (70,000). These grants contain the terms and conditions set forth in the Company’s standard forms of Restricted Stock Bonus Agreement and Restricted Stock Bonus Grant Notice previously approved by the Compensation Committee for use under the 2004 Stock Compensation Plan. Option grants for fiscal year 2006 were previously made by the Compensation Committee to certain officers and employees, including the Company’s named executive officers, as part of the Company’s fiscal year 2006 On-going Stock Program.

Each restricted stock bonus grant is subject to the vesting schedule set forth in the standard forms of Restricted Stock Bonus Agreement and Restricted Stock Bonus Grant Notice, which provide that one-fourth (1/4th) of the shares of restricted stock will vest each year on the first four anniversaries of the grant date (for these grants, October 24, 2005). The vesting of restricted stock is contingent on the recipient’s continued service with the Company and the recipient’s adequate provision for any federal, state or other tax withholding obligations associated with the vesting of restricted stock. The shares of restricted stock are subject to the Company’s reacquisition right. Therefore, in connection with the termination of service of the recipient for any reason, the Company will automatically reacquire the unvested shares of restricted stock without payment of any consideration.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

10.22	Amendment No. 2, dated January 28, 2004, to the Credit Agreement dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 3, 2004)

10.23	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on October 29, 2004)

10.25	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.26	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.27	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees) (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.28	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.28 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on April 29, 2005)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	October 28, 2005	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director
(Principal Executive Officer)

DATE:	October 28, 2005	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)