Form 10-Q
period 2005-12-30
SEAGATE TECHNOLOGY
filed 2006-02-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated file” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer:  ☒     Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of January 27, 2006, 487,503,381 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 30, 2005	July 1, 2005 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$768	$746
Short-term investments	983	1,090
Accounts receivable, net	1,091	1,094
Inventories	505	431
Other current assets	151	141

Total Current Assets	3,498	3,502
Property, equipment and leasehold improvements, net	1,606	1,529
Other assets, net	330	213

Total Assets	$5,434	$5,244

LIABILITIES
Accounts payable	$1,057	$1,108
Accrued employee compensation	225	266
Accrued expenses	405	356
Accrued income taxes	41	46
Current portion of long-term debt	—	4

Total Current Liabilities	1,728	1,780
Other liabilities	192	187
Long-term debt, less current portion	400	736

Total Liabilities	2,320	2,703
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	643	632
Deferred stock compensation	(2)	(3)
Accumulated other comprehensive loss	(7)	(9)
Retained earnings	2,480	1,921

Total Shareholders’ Equity	3,114	2,541

Total Liabilities and Shareholders’ Equity	$5,434	$5,244

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 1, 2005.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Revenue	$2,300	$1,847	$4,388	$3,405

Cost of revenue	1,709	1,467	3,262	2,749
Product development	199	158	378	310
Marketing and administrative	108	75	195	140
Restructuring	—	—	4	2

Total operating expenses	2,016	1,700	3,839	3,201

Income from operations	284	147	549	204

Interest income	14	7	29	13
Interest expense	(11)	(11)	(24)	(22)
Other, net	4	5	9	9

Other income, net	7	1	14	—

Income before income taxes	291	148	563	204
Provision for income taxes	4	4	4	6

Net income	$287	$144	$559	$198

Net income per share:
Basic	$0.60	$0.31	$1.16	$0.43
Diluted	0.57	0.29	1.10	0.40
Number of shares used in per share calculations:
Basic	482	466	480	464
Diluted	507	500	506	497

Dividends declared per share	$0.08	$0.06	$0.16	$0.12

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	December 30, 2005	December 31, 2004
OPERATING ACTIVITIES
Net income	$559	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	286	233
Stock-based compensation	36	2
Tax benefit from stock options	(14)	—
Other non-cash operating activities, net	4	9
Changes in operating assets and liabilities:
Accounts receivable	3	(188)
Inventories	(74)	87
Accounts payable	(51)	138
Accrued expenses, employee compensation and warranty	45	20
Accrued income taxes	9	—
Other assets and liabilities	(35)	(2)

Net cash provided by operating activities	768	497

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(353)	(185)
Purchases of short-term investments	(1,911)	(2,030)
Maturities and sales of short-term investments	2,015	1,960
Acquisitions, net of cash acquired	(28)	—
Other investing activities, net	(105)	(17)

Net cash used in investing activities	(382)	(272)

FINANCING ACTIVITIES
Repayment of long-term debt	(340)	(1)
Proceeds from exercise of employee stock options and employee stock purchase plan	38	41
Dividends to shareholders	(76)	(41)
Tax benefit from stock options	14	—

Net cash used in financing activities	(364)	(1)

Increase in cash and cash equivalents	22	224
Cash and cash equivalents at the beginning of the period	746	422

Cash and cash equivalents at the end of the period	$768	$646

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22	$21
Cash paid for income taxes, net of refunds	10	6

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended December 30, 2005

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings and Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2005	477	$—	$632	$(3)	$1,912	$2,541
Comprehensive income:
Unrealized loss on marketable securities					(2)	(2)
Unrealized gain on cash flow hedges					4	4
Net income					559	559

Comprehensive income						561
Issuance of common shares related to exercise of employee stock options	4		14			14
Issuance of common shares related to employee stock purchase plan	2		24			24
Tax benefit from stock options			14			14
Dividends to shareholders			(76)			(76)
Stock-based compensation			35	1		36

Balance at December 30, 2005	483	$—	$643	$(2)	$2,473	$3,114

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of stock-based payments (see Note 4). The Company believes that these other accounting policies and other accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that differences from estimated amounts would have a material impact on its reported results of operations for a given period.

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

The results of operations for the six months ended December 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended December 30, 2005 and December 31, 2004 were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and six months ended December 30, 2005 and December 31, 2004 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Numerator:
Net Income	$287	$144	$559	$198

Denominator:
Denominator for basic net income per share—weighted average number of common shares outstanding during the period	482	466	480	464
Incremental common shares attributable to exercise of outstanding options	25	34	26	33

Denominator for diluted net income per share—weighted average shares	507	500	506	497
Net income per share:
Basic	$0.60	$0.31	$1.16	$0.43

Diluted	$0.57	$0.29	$1.10	$0.40

The Company’s board of directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of common stock. The Company did not repurchase any shares of its common stock during the three and six months ended December 30, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of the Company’s common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares. Through January 2006, New SAC has distributed all 100 million of such shares. The four quarterly distributions in this manner were made on May 16, 2005, July 26, 2005, October 21, 2005 and January 3, 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

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

In August 2005, New SAC stated that it had suspended any further significant sales of the Company’s common shares and intended to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program above through monthly distributions of approximately 10 million shares per month. As of December 30, 2005, New SAC owned 35,001,209 common shares of the Company, or 7.2% of total outstanding common shares. The final planned distributions were made in January 2006, and as of February 1, 2006 New SAC had disposed of all of its shares in the Company.

On November 14, 2005, the Company filed a post-effective amendment to its January 19, 2005 registration statement on Form S-3 to facilitate the public resale by New SAC shareholders and their transferees and distributees who have received the Company’s common shares through the approximately 10 million common share monthly distributions by New SAC. The post-effective amendment was declared effective by the Securities and Exchange Commission on December 1, 2005. Accordingly, the shares registered for resale by the selling shareholders named in the post-effective amendment or in a prospectus supplement thereto are now eligible for resale.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

No. of Shares
New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distributions of registered shares	(29,999,649)

New SAC ownership as of December 30, 2005	35,001,209
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,884)
Shares sold by New SAC	(1,572)

New SAC ownership as of February 1, 2006	—

2. Balance Sheet Information

	December 30, 2005	July 1, 2005
	(in millions)
Accounts Receivable:
Accounts receivable	$1,118	$1,126
Allowance for doubtful accounts	(27)	(32)

	$1,091	$1,094

Inventories:
Components	$130	$118
Work-in-process	73	70
Finished goods	302	243

	$505	$431

Property, Equipment and Leasehold Improvements:
Property, equipment and leasehold improvements	$3,519	$3,183
Accumulated depreciation and amortization	(1,913)	(1,654)

	$1,606	$1,529

Accrued Warranty:
Short-term accrued warranty included in accrued expenses on the balance sheet	$121	$115
Long-term accrued warranty included in other liabilities on the balance sheet	129	128

	$250	$243

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Long-Term Debt and Credit Facilities

In October 2005, the Company paid off its term loan facility in the amount of $341 million, including accrued interest, and replaced its then-existing revolving line of credit with a new $100 million unsecured revolving line of credit in November 2005. In addition to providing the Company the ability to repurchase some of its common shares, the repayment of the term loan and the unsecured revolving line of credit may provide increased flexibility with respect to the payment of dividends. Included in the total cost of the repayment of the Company’s term loan facility was a write-off of approximately $2 million consisting of unamortized loan costs, which is included in interest expense.

The Company’s wholly-owned direct subsidiary, Seagate Technology HDD Holdings, or HDD, has $400 million in aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior unsecured revolving line of credit.

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

The Company’s provision for income taxes recorded for the three and six months ended December 30, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in the Company’s valuation allowance for U.S. and certain foreign deferred tax assets. The Company’s provision for income taxes recorded for the three and six months ended December 31, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance recorded for U.S. and certain foreign deferred tax assets, and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and six months ended December 31, 2004.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes (continued)

As of December 30, 2005, the Company has recorded net deferred tax assets of $64 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first half of fiscal year 2008. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

During the third quarter of fiscal year 2005, the Company underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) due to the sale of additional common shares to the public by its then largest shareholder, New SAC. As a result, the Company’s pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of the Company’s U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Section 382(f)) in effect at that time. The annual limitation of $44.8 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years. To the extent the Company believes it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001-2004. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 100 million shares have been authorized for issuance under this plan. Through December 30, 2005, options to purchase 99,982,785 common shares were granted to employees under the 2001 Plan, net of cancellations. During the six months ended December 30, 2005, options to purchase 1,518,160 common shares were granted under this plan. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Except for certain options granted with an exercise price below deemed fair market value of the common stock in fiscal year 2003, all other options granted under the 2001 Plan were granted with an exercise price equal to the fair market value of the common stock. Options granted up through September 5, 2004 expire ten years from the date of grant while options granted subsequent to September 5, 2004 expire seven years from the date of grant.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. Under the terms of the 2004 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 27.5 million shares have been authorized for issuance under this plan. No options were granted under the 2004 plan during the fiscal year ended July 1, 2005. During the six months ended December 30, 2005, options to purchase 10,153,922 common shares were granted to employees under this share option plan, net of cancellations, including 880,000 shares of nonvested stock. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Nonvested stock generally vests as follows: 25% of the shares will vest each year on the anniversary of the vesting commencement date. All options granted under the 2004 Plan are granted with an exercise price no less than the fair market value of the common stock and expire seven years from the date of grant.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20 million shares of common stock have been authorized for issuance under the ESPP. This number of shares of common stock authorized for issuance automatically increases annually on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, subject to approval by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. Through December 30, 2005, the Company has issued 12,432,619 shares of common stock under the ESPP and as of December 30, 2005 has 7,567,381 shares of common stock available for issuance under the ESPP. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. Prior to the Company’s fiscal quarter ended September 30, 2005, the ESPP consisted of a one-year offering period with two six-month purchase periods. On October 26, 2005, the Compensation Committee of the Company’s board of directors approved to change the one-year offering period to a six-month offering period with a maximum issuance of 2.5 million shares per offering period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. Under this transition method, stock-based compensation cost recognized in the three and six months ended December 30, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 2, 2005 that were granted subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 and prior to July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation cost based on the intrinsic value method for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on July 2, 2005, the Company’s income from operations, income before income taxes and net income for the three and six months ended December 30, 2005 are each $20 million and $35 million, respectively, lower than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended December 30, 2005 would have been $0.64 and $0.61, respectively, and would have been $1.23 and $1.17 for the six months ended December 30, 2005, respectively, if the Company had not adopted SFAS 123(R).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

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

Expected Volatility—Stock-based payments made prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 were accounted for using the intrinsic value method under APBO 25. The fair value of stock based payments made subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 through the quarter ended October 1, 2004, were valued using the Black-Scholes-Merton valuation method with a volatility factor based on the stock volatilities of the Company’s largest publicly traded competitors because the Company did not have a sufficient trading history. Commencing in the quarter ending December 31, 2004 and through the quarter ended July 1, 2005 the Company’s volatility factor was estimated using its own trading history. Effective July 2, 2005, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price. The impact of this change in the assumptions used to determine volatility was not significant.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Fair Value—The fair value of the Company’s stock options granted to employees for the three and six months ended December 30, 2005 and December 31, 2004 was estimated using the following weighted- average assumptions:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Option Plan Shares
Expected term (in years)	3.7	3.0	3.5 – 3.7	3.0
Volatility	42%	75%	42 – 43%	75%
Expected dividend	1.6 – 2.3%	1.4 – 1.9%	1.6 – 2.3%	1.4 – 2.3%
Risk-free interest rate	4.4%	2.9%	4.1 – 4.4%	2.9 – 3.2%
Estimated annual forfeitures	4.6%	—	4.6 – 4.8%	—
Weighted-average fair value	$ 5.11	$ 7.42	$ 4.82	$ 6.58

ESPP Plan Shares
Expected term (in years)	0.5 – 1.0	0.5 –1.0	0.5 – 1.0	0.5 – 1.0
Volatility	41%	33 – 56%	41%	33 – 56%
Expected dividend	1.7%	2.1%	1.7%	2.1%
Risk-free interest rate	3.6 – 3.8%	1.6 – 2.0%	3.6 – 3.8%	1.6 – 2.0%
Weighted-average fair value	$ 5.33	$ 3.43	$ 5.33	$ 3.43

Stock Compensation Expense

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company, in accordance with APBO 25, recorded deferred stock compensation aggregating $9.7 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock options of 48 months. Through December 30, 2005, the Company has amortized approximately $8 million of such compensation expense, with approximately $1 million being amortized in the six months ended December 30, 2005.

Stock Compensation Expense—The Company recorded $20 million and $35 million of stock-based compensation for the three and six months ended December 30, 2005, respectively, in addition to the amortization of the deferred stock compensation above.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 30, 2005, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $140 million, net of estimated forfeitures of approximately $14 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded $9 million and $14 million of excess tax benefits as a financing cash inflow during the three and six months ended December 30, 2005, respectively.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, excluding nonvested shares:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at July 1, 2005	56.2	$8.32
Granted	10.8	13.61
Exercised	(3.3)	4.17
Forfeitures and cancellations	(0.6)	12.30

Outstanding at December 30, 2005	63.1	$8.96	6.4	$661

Vested and expected to vest at December 30, 2005	59.9	$9.43	6.4	$644

Exercisable at December 30, 2005	29.0	$6.64	6.1	$394

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 59.9 million options that were in-the-money at December 30, 2005. During the three and six months ended December 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $31 million and $46 million, respectively, determined as of the date of option exercise. During the three and six months ended December 31, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $43 million and $61 million, respectively, determined as of the date of option exercise.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

The following is a summary of nonvested share activity:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Nonvested at July 1, 2005	—
Granted	0.9	$14.28

Nonvested at December 30, 2005	0.9	$14.28

Vested and expected to vest at December 30, 2005	0.9	$14.28

As of December 30, 2005, there was approximately $12 million of total unrecognized compensation cost related to nonvested shares-based compensation arrangements granted under the 2004 plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

ESPP Information

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at December 30, 2005	5.0	$16.22	0.3	$18

Vested and expected to vest at December 30, 2005	5.0	$16.22	0.3	$18

During the six months ended December 30, 2005 and December 31, 2004, the aggregate intrinsic value of options exercised under the Company’s ESPP was $24 million and $4 million, respectively.

At December 30, 2005, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $15 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.4 years.

The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during the six months ended December 30, 2005.

Date issued	July 29, 2005
Shares issued (in millions)	2.5
Weighted-average purchase price per share	$9.82

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

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

	For the Three Months Ended December 31, 2004	For the Six Months Ended December 31, 2004
Net income—as reported	$144	$198
Deduct: Total stock-based employee compensation determined under fair value method	(14)	(26)

Net income—pro forma	$130	$172
Net income per share:
Basic—as reported	$0.31	$0.43

Basic—pro forma	$0.28	$0.37

Diluted—as reported	$0.29	$0.40

Diluted—pro forma	$0.26	$0.35

Disclosures for the three and six months ended December 30, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three and six months ended December 31, 2004 has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, as those options were valued for pro forma purposes using a minimum value method.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restructuring Costs

During the six months ended December 30, 2005, the Company recorded restructuring costs of approximately $4 million in connection with its ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company has substantially completed these restructuring activities initiated during the six months ended December 30, 2005.

6. Comprehensive Income (Loss)

For the three months ended December 30, 2005, comprehensive income included net income and an unrealized gain of $1 million on foreign currency forward exchange contracts. For the six months ended December 30, 2005, comprehensive income included net income, an unrealized loss of $2 million on marketable securities and an unrealized gain of $4 million on foreign currency forward exchange contracts. For the three and six months ended December 31, 2004, comprehensive income consisted entirely of net income. Unrealized losses or gains on marketable securities were immaterial for the three and six months ended December 31, 2004. The Company records unrealized gains and losses on the mark-to-market of its investments and its foreign currency forward exchange contracts designed as cash flow hedges as components of accumulated other comprehensive income (loss). The accumulated other comprehensive loss at December 30, 2005 and at July 1, 2005 was $7 million and $9 million, respectively.

7. Acquisitions

During the six months ended December 30, 2005, the Company made two acquisitions, with an aggregate cash purchase price of $29 million.

The Company allocated the purchase price of $15 million for the first acquisition, which was made during the three months ended September 30, 2005, to the tangible and intangible assets acquired and liabilities assumed with the residual amount of approximately $12 million being allocated to goodwill, which is included in Other assets, net in the accompanying balance sheet. This acquisition had an immaterial effect on the Company’s results of operations and cash flows for the three months ended September 30, 2005 and the six months ended December 30, 2005.

The Company preliminarily allocated the purchase price of $14 million for the second acquisition, which was made during the three months ended December 30, 2005, to tangible assets acquired and liabilities assumed with the residual amount of approximately $12 million being preliminarily included in Other assets, net in the accompanying balance sheet. The Company will perform a final allocation of the purchase price to intangible assets and goodwill. This acquisition had an immaterial effect on the Company’s results of operations and cash flows for the three and six months ended December 30, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Acquisitions (continued)

Pending Acquisition of Maxtor Corporation

On December 20, 2005, Seagate entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation (“Maxtor”), a Delaware corporation, and MD Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Seagate, by which Seagate has agreed to acquire Maxtor (the “Merger”). Under the agreement, which has been unanimously approved by the boards of directors of both Seagate and Maxtor, shares of Maxtor common stock and stock options will be converted into Seagate common shares at a fixed exchange ratio of 0.37 Seagate shares for each outstanding share of Maxtor common stock. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Completion of the merger is subject to customary closing conditions including the adoption of the Merger Agreement by the stockholders of Maxtor, the approval of the issuance of shares of Seagate common stock in the Merger by the stockholders of Seagate, the receipt of required regulatory approvals and the effectiveness of a Form S-4 registration statement to be filed by Seagate. The merger may not be completed if any of the conditions are not satisfied or waived.

The Merger Agreement contains certain termination rights for both Maxtor and Seagate and provides that a specified fee must be paid by one party to the other in connection with certain termination events. In certain specified circumstances, Seagate must pay Maxtor a termination fee of $300 million (generally in the event necessary antitrust approval is not obtained or governmental regulatory restraints prevent the transaction, or the transaction has not been consummated prior to March 20, 2007, with certain exceptions if the Maxtor stockholders have not adopted the Merger Agreement). In other specified circumstances, Maxtor must pay Seagate a termination fee of $53 million (generally in the event the Board of Directors of Maxtor changes its recommendation that its stockholders adopt the Merger Agreement, or elects to pursue an alternative acquisition proposal from a third party).

The Merger is expected to be completed in the second half of calendar year 2006.

Unless otherwise indicated, the discussions in this document relate to Seagate as a stand-alone entity and do not reflect the impact of the proposed acquisition of Maxtor.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Guarantees

Indemnifications to Officers and Directors

The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of this report, with the members of our Board of Directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our Board of Directors.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 30, 2005 and December 31, 2004 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
	(in millions)
Balance, beginning of period	$255	$129	$243	$125
Warranties issued	35	28	67	50
Repairs and replacements	(39)	(27)	(63)	(61)
Changes in liability for pre- existing warranties, including expirations	(1)	17	3	33

Balance, end of period	$250	$147	$250	$147

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Litigation

See Part II, Item 1, “Legal Proceedings.”

10. Recently Adopted Accounting Pronouncements

Effective July 2, 2005, the Company adopted SFAS 123(R), using the modified-prospective-transition method except for options granted prior to the initial filing of its registration statement on Form S-1 in October 2002. As a result, the Company has included stock-based compensation costs in its results of operations for the three and six months ended December 30, 2005. See Note 4, Stock-Based Compensation.

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

11. Condensed Consolidating Financial Information

On May 13, 2002, HDD issued $400 million in aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at December 30, 2005 and July 1, 2005, the condensed consolidating results of operations and consolidating cash flows for the three and six months ended December 30, 2005 and December 31, 2004. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior unsecured revolving line of credit. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$14	$28	$726	$—	$768
Short-term investments	—	—	983	—	983
Accounts receivable, net	—	—	1,091	—	1,091
Inventories	—	—	505	—	505
Intercompany loan receivable	—	—	109	(109)	—
Other current assets	—	—	151	—	151

Total Current Assets	14	28	3,565	(109)	3,498

Property, equipment and leasehold improvements, net	—	—	1,606	—	1,606
Equity investment in HDD	3,106	—	—	(3,106)	—
Equity investments in Non-Guarantors	—	3,586	—	(3,586)	—
Other assets	—	5	325	—	330

Total Assets	$3,120	$3,619	$5,496	$(6,801)	$5,434

Accounts payable	$—	$—	$1,057	$—	$1,057
Accrued employee compensation	—	—	225	—	225
Accrued expenses	1	4	400	—	405
Accrued income taxes	—	—	41	—	41

Total Current Liabilities	1	4	1,723	—	1,728

Other liabilities	5	—	187	—	192
Long-term debt, less current portion	—	509	—	(109)	400

Total Liabilities	6	513	1,910	(109)	2,320

Shareholders’ Equity	3,114	3,106	3,586	(6,692)	3,114

Total Liabilities and Shareholders’ Equity	$3,120	$3,619	$5,496	$(6,801)	$5,434

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,300	$—	$2,300

Cost of revenue	—	—	1,709	—	1,709
Product development	—	—	199	—	199
Marketing and administrative	—	—	108	—	108

Total operating expenses	—	—	2,016	—	2,016

Income from operations	—	—	284	—	284

Interest income	—	1	15	(2)	14
Interest expense	—	(12)	(1)	2	(11)
Equity in income of HDD	287	—	—	(287)	—
Equity in income of Non-Guarantors	—	298	—	(298)	—
Other, net	—	—	4	—	4

Other income (expense), net	287	287	18	(585)	7

Income before income taxes	287	287	302	(585)	291
Provision for (benefit from) income taxes	—	—	4	—	4

Net income	$287	$287	$298	$(585)	$287

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations

Six Months Ended December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$4,388	$—	$4,388

Cost of revenue	—	—	3,262	—	3,262
Product development	—	—	378	—	378
Marketing and administrative	—	—	195	—	195
Restructuring	—	—	4	—	4

Total operating expenses	—	—	3,839	—	3,839

Income from operations	—	—	549	—	549

Interest income	—	3	30	(4)	29
Interest expense	—	(23)	(5)	4	(24)
Equity in income of HDD	559	—	—	(559)	—
Equity in income of Non-Guarantors	—	579	—	(579)	—
Other, net	—	—	9	—	9

Other income (expense), net	559	559	34	(1,138)	14

Income before income taxes	559	559	583	(1,138)	563
Provision for (benefit from) income taxes	—	—	4	—	4

Net income	$559	$559	$579	$(1,138)	$559

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$559	$559	$579	$(1,138)	$559
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	286	—	286
Stock-based compensation	—	—	36	—	36
Tax benefit from stock options	—	—	(14)	—	(14)
Equity in income of HDD	(559)	—	—	559	—
Equity in income of Non-Guarantors	—	(579)	—	579	—
Other non-cash operating activities, net	—	2	2	—	4
Changes in operating assets and liabilities, net	1	(2)	(102)	—	(103)

Net cash provided by (used in) operating activities	1	(20)	787	—	768

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(353)	—	(353)
Purchase of short-term investments	—	—	(1,911)	—	(1,911)
Maturities and sales of short-term investments	—	—	2,015	—	2,015
Acquisitions, net of cash acquired	—	—	(28)	—	(28)
Other investing activities, net	—	—	(105)	—	(105)

Net cash used in investing activities	—	—	(382)	—	(382)

Financing Activities
Proceeds from exercise of employee stock options and employee stock purchase plan	38	—	—	—	38
Repayment of long-term debt	—	(243)	(97)	—	(340)
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	226	(226)	—	—
Loan to HDD from Non-Guarantor	—	109	(109)	—	—
Dividend paid to Parent from HDD	42	(42)	—	—	—
Dividend paid to shareholders	(76)	—	—	—	(76)
Tax benefit from stock options	—	—	14	—	14

Net cash provided by (used in) financing activities	4	48	(416)	—	(364)

Increase (decrease) in cash and cash equivalents	5	28	(11)	—	22

Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$14	$28	$726	$—	$768

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,847	$—	$1,847

Cost of revenue	—	—	1,467	—	1,467
Product development	—	—	158	—	158
Marketing and administrative	—	—	75	—	75
Restructuring, net	—	—	—	—	—

Total operating expenses	—	—	1,700	—	1,700

Income from operations	—	—	147	—	147

Interest income	—	2	7	(2)	7
Interest expense	—	(10)	(3)	2	(11)
Equity in income of HDD	144	—	—	(144)	—
Equity in income of Non-Guarantors	—	152	—	(152)	—
Other, net	—	—	5	—	5

Other income (expense), net	144	144	9	(296)	1

Income before income taxes	144	144	156	(296)	148
Provision for income taxes	—	—	4	—	4

Net income	$144	$144	$152	$(296)	$144

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidating Statement of Operations

Six Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,405	$—	$3,405

Cost of revenue	—	—	2,749	—	2,749
Product development	—	—	310	—	310
Marketing and administrative	—	—	140	—	140
Restructuring, net	—	—	2	—	2

Total operating expenses	—	—	3,201	—	3,201

Income from operations	—	—	204	—	204

Interest income	—	3	13	(3)	13
Interest expense	—	(19)	(6)	3	(22)
Equity in income of HDD	198	—	—	(198)	—
Equity in income of Non-Guarantors	—	214	—	(214)	—
Other, net	—	—	9	—	9

Other income (expense), net	198	198	16	(412)	—

Income before income taxes	198	198	220	(412)	204
Provision for income taxes	—	—	6	—	6

Net income	$198	$198	$214	$(412)	$198

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2004

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$198	$198	$214	$(412)	$198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	233	—	233
Equity in income of HDD	(198)	—	—	198	—
Equity in income of Non-Guarantors	—	(214)	—	214	—
Other non-cash operating activities, net	—	—	11	—	11
Changes in operating assets and liabilities, net	7	(8)	56	—	55

Net cash provided by (used in) operating activities	7	(24)	514	—	497

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(185)	—	(185)
Purchase of short-term investments	—	—	(2,030)	—	(2,030)
Maturities and sales of short-term investments	—	—	1,960	—	1,960
Other investing activities, net	—	1	(18)	—	(17)

Net cash provided by (used in) investing activities	—	1	(273)	—	(272)

Financing Activities
Repayment of long-term debt	—	(1)	—	—	(1)
Proceeds from exercise of employee stock options and employee stock purchase plan	41	—	—	—	41
Loan repayment to HDD from Non-Guarantor	—	40	(40)	—	—
Investment by Parent in HDD	(1)	1	—	—	—
Dividend paid to Parent from HDD	17	(17)	—	—	—
Dividend paid to shareholders	(41)	—	—	—	(41)

Net cash provided by (used in) financing activities	16	23	(40)	—	(1)

Increase in cash and cash equivalents	23	—	201	—	224

Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$37	$—	$609	$—	$646

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended December 30, 2005. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware,” in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks business in November 2002.

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

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended December 30, 2005, September 30, 2005 and December 31, 2004, approximately 71%, 72% and 69%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, Apple and Acer. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 26%, 25% and 29% of our disc drive revenue in the fiscal quarters ended December 30, 2005, September 30, 2005 and December 31, 2004, respectively. Retail sales in the fiscal quarter ended December 30, 2005 as a percentage of our disc drive revenue was 3%, compared to 3% and 2% in the fiscal quarters ended September 30, 2005 and December 31, 2004, respectively. For the fiscal quarters ended December 30, 2005, September 30, 2005 and December 31, 2004, approximately 29%, 28% and 30%, respectively, of our disc drive revenue came from customers located in North America, approximately 30%, 29% and 31%, respectively, came from customers located in Europe and approximately 41%, 43% and 39%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Certain Forward-Looking information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. There may, however, be events in the future that we are not able to accurately predict or control. The factors listed in Item 1A. Risk Factors, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations and financial position. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

Industry Overview. Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is continuing to experience several trends relative to overall demand, including:

•	a continued proliferation of applications in the consumer electronics market that utilize disc drives for media-rich digital content in applications such as video storage, music and photographic. We estimate that in the most recent quarter industry shipments of disc drives to consumer electronics applications grew approximately 18% from the year-ago quarter. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. Disc drive products recently faced intense competition from flash technology, particularly with respect to storage components used in digital music players, leading to a reduction in industry demand of disc drives smaller than 2.5-inch form factor previously used in such applications. Notwithstanding the intensely competitive market, there continues to be new opportunities for disc drives in new and existing applications, including new gaming applications; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market, is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We believe that the principal factor in industry growth in enterprise storage applications was non-mission critical applications across multiple interfaces. We also believe that recent increased growth rates in the desktop market probably comes from different geographies outside of the more mature markets.

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

Second, our industry has been characterized by continuous and significant advances in technology, which have contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. In the current environment, the industry is characterized by:

•	continuous overall price erosion, particularly in periods where there are few new products; and

•	the need to successfully execute product transitions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Growth in demand for higher capacity products has and will continue to place some strain on industry capacity and availability of certain key components such as media and heads. The increased industry demand and strains on industry capacity may have resulted in some unmet demand during the September and December 2005 quarters, and we expect that the industry will experience some component supply tightness, especially for media components. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to product availability. This dynamic may also slow the rate of industry cost reductions.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the December 2005 quarter with what we believe to be approximately 5 weeks of distribution channel inventory.

To address the growing demand for higher capacity products, the industry is currently beginning a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. At this time it is unclear what impact this transition to perpendicular recording will have on the industry.

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

Revenue in the December 2005 quarter of $2.3 billion was driven primarily by increased demand in the mobile and desktop markets, volume shipments of some of the products introduced in June 2005, and increased shipments in the consumer electronics and enterprise markets compared to the year-ago December 2004 quarter.

•	Consumer Electronics – In the December quarter, Seagate shipped 3.5 million drives in the consumer electronics (CE) market, a decrease of 10% from the immediately preceding quarter and an increase of 5% from the year-ago quarter. We experienced some transitional activities related to handheld and gaming applications during the September and December 2005 quarters, which resulted in a lower total available market. With respect to digital video recorders and disc drive based DVD recorders, some of the consumer electronics market’s fastest growing applications, we shipped 2.4 million units, an increase of 10% from the immediately preceding quarter and an increase of 93% from the year-ago quarter. The total available market in the December 2005 quarter in the consumer electronics market increased from the immediately preceding quarter and we believe the contraction during the September 2005 quarter was transitional. We expect new applications will drive increased demand going forward and with the transition in the gaming market now complete, we expect significant growth in the gaming portion of the CE market in the March 2006 quarter.

•	Mobile – Our market share of mobile computing products continued to increase during the December 2005 quarter. We saw strong demand for mobile computing products during the December 2005 quarter with shipments of 2.9 million units, an increase of 20% from the immediately preceding quarter and an increase of 136% from the year-ago quarter. We also saw an increase in higher capacity mobile disc drives, with shipments of disc drives with a capacity of 80GB and greater in the December 2005 quarter increasing 29% from the September 2005 quarter, bringing our market share in mobile disc drives of greater than 80GB to approximately 21%, as compared to 14% in the overall mobile computing market. During the December 2005 quarter we continued to see some capacity constraints in the supply of media glass substrates, which impacted our ability to produce disc drives for the mobile compute market. During the three months ended December 30, 2005 we began shipping our first perpendicular drive, an 80GB per platter, 2.5 inch notebook drive.

•	Enterprise – The total available market for enterprise disc drives during the December 2005 quarter was higher than expected as demand accelerated through the last half of the quarter, resulting in increased total available market from both the immediately preceding quarter and the year-ago quarter. We maintained our leadership position in this market with shipments of 3.5 million units in the December 2005 quarter, an increase of 16% from the immediately preceding quarter and an increase of 6% from the year-ago quarter. We introduced our first nearline storage products during the December quarter, beginning qualifications and shipments of our nearline-ready, enterprise disc drive for tiered storage environments.

•	Desktop – In the December 2005 quarter we continued to lead the desktop market with shipments of 18.9 million units, an increase of 8% from the immediately preceding quarter and 16% from the year-ago quarter. Our product mix continued to improve as shipments in the December 2005 quarter of products 200 GB and larger increased 33% compared to the September 2005 quarter. We believe we continued our areal density leadership in the desktop market with shipments of approximately 1.6 million units of desktop products using longitudinal technology at an areal density of 160GB per platter. We believe that many of our competitors may have to transition to perpendicular recording technology for their 160GB per platter desktop products. Our success in extending longitudinal recording provided us with a faster time to market path, an option we were able to choose due to our areal density leadership, platform strategy and vertical integration. We exited the December 2005 quarter with less than 4 weeks of distribution channel inventory for desktop products, which we believe was at the low-end of the industry average.

Historically, we have exhibited seasonal higher unit demand during the first half of each fiscal year. Because of continued component constraints during the September and December 2005 quarters and the dramatic rates of growth exhibited by the consumer electronics applications in the March 2005 and June 2005 quarters, we did not experience a significant traditional seasonal increase in the first half of fiscal year 2006. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally. The lack of seasonality in calendar year 2005 is unprecedented in the disc drive industry and there can be no assurance that seasonality will not occur again, with a potential for even greater seasonal decline for the reasons given above. We expect demand for our desktop and enterprise products during the March 2006 quarter to be seasonal and therefore slightly lower than that of the December quarter. However, we expect that sequential growth in notebook, nearline and gaming unit shipments may offset the typical seasonal decline.

In this period of rapid industry unit growth and strain on industry capacity and component availability, we believe that our internal manufacturing source of heads and media has contributed to our ability to meet market demand. In the December 2005 quarter, as we continued to broaden our product portfolio and gained acceptance in markets previously unaddressed by us, demand for our products in certain markets outpaced production capacity, which we believe resulted in some unmet demand. During the December 2005 quarter we continued to see capacity constraints in the supply of glass substrates, which impacted our ability to produce disc drives for the mobile compute market. We expect supply for glass media to improve towards the end of the March 2006 quarter and expect to have a balanced supply of aluminum media to meet anticipated demand. Based on strong demand we have experienced for our products, we have increased our capital investment budget for fiscal 2006 to approximately $950 million to $1 billion, up from $700 to $800 million previously anticipated. We will add capacity in a measured manner, particularly in our key components capacity, to ensure that we can meet existing customer requirements. In addition, we need to restore flexibility in our factories, which have been running at virtually full capacity during all of calendar year 2005 and are anticipated to operate at full capacity during the March 2006 quarter.

Pending Acquisition of Maxtor Corporation

On December 20, 2005, Seagate entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation (“Maxtor”), a Delaware corporation, and MD Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Seagate, by which Seagate has agreed to acquire Maxtor (the “Merger”). Under the agreement, which has been unanimously approved by the boards of directors of both Seagate and Maxtor, shares of Maxtor common stock and stock options will be converted into Seagate common shares at a fixed exchange ratio of 0.37 Seagate shares for each outstanding share of Maxtor common stock. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Completion of the merger is subject to customary closing conditions including the adoption of the Merger Agreement by the stockholders of Maxtor, the approval of the issuance of shares of Seagate common stock in the Merger by the stockholders of Seagate, the receipt of required regulatory approvals and the effectiveness of a Form S-4 registration statement to be filed by Seagate. The merger may not be completed if any of the conditions are not satisfied or waived.

The Merger Agreement contains certain termination rights for both Maxtor and Seagate and provides that a specified fee must be paid by one party to the other in connection with certain termination events. In certain specified circumstances, Seagate must pay Maxtor a termination fee of $300 million (generally in the event necessary antitrust approval is not obtained or governmental regulatory restraints prevent the transaction, or the transaction has not been consummated prior to March 20, 2007, with certain exceptions if the Maxtor stockholders have not adopted the Merger Agreement). In other specified circumstances, Maxtor must pay Seagate a termination fee of $53 million (generally in the event the Board of Directors of Maxtor changes its recommendation that its stockholders adopt the Merger Agreement, or elects to pursue an alternative acquisition proposal from a third party).

The Merger is expected to be completed in the second half of calendar year 2006.

Unless otherwise indicated, the discussions in this document relate to Seagate as a stand-alone entity and do not reflect the impact of the proposed acquisition of Maxtor.

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

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of the Company’s common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares. Through January 2006, New SAC has distributed all 100 million of such shares. The four quarterly distributions in this manner were made on May 16, 2005, July 26, 2005, October 21, 2005 and January 3, 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

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

In August 2005, New SAC stated that it had suspended any further significant sales of the Company’s common shares and intended to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program above through monthly distributions of approximately 10 million shares per month. As of December 30, 2005, New SAC owned 35,001,209 common shares of the Company, or 7.2% of total outstanding common shares. The final planned distributions were made in January 2006, and as of February 1, 2006 New SAC had disposed of all of its shares in us.

On November 14, 2005, the Company filed a post-effective amendment to its January 19, 2005 registration statement on Form S-3 to facilitate the public resale by New SAC shareholders and their transferees and distributees who have received the Company’s common shares through the approximately 10 million common share monthly distributions by New SAC. The post-effective amendment was declared effective by the Securities and Exchange Commission on December 1, 2005. Accordingly, the shares registered for resale by the selling shareholders named in the post-effective amendment or in a prospectus supplement thereto are now eligible for resale.

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

No. of Shares
New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distributions of registered shares	(29,999,649)

New SAC ownership as of December 30, 2005	35,001,209
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,884)
Shares sold by New SAC	(1,572)

New SAC ownership as of February 1, 2006	—

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Revenue	$2,300	$1,847	$4,388	$3,405
Cost of revenue	1,709	1,467	3,262	2,749

Gross margin	591	380	1,126	656

Product development	199	158	378	310
Marketing and administrative	108	75	195	140
Restructuring	—	—	4	2

Income from operations	284	147	549	204
Other income, net	7	1	14	—

Income before income taxes	291	148	563	204
Provision for income taxes	4	4	4	6

Net income	$287	$144	$559	$198

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Revenue	100%	100%	100%	100%
Cost of revenue	74	79	74	81

Gross margin	26	21	26	19

Product development	9	9	9	9
Marketing and administrative	5	4	4	4
Restructuring	—	—	—	—

Income from operations	12	8	13	6
Other income, net	—	—	—	—

Income before income taxes	12	8	13	6
Provision for income taxes	—	—	—	—

Net income	12%	8%	13%	6%

Revenue. Revenue for the quarter ended December 30, 2005 was $2.300 billion, up 10% from $2.088 billion in the immediately preceding quarter, and up 25% from $1.847 billion in the year-ago quarter. Revenue for the six months ended December 30, 2005 was $4.388 billion, up 29% from $3.405 billion in the year-ago six-month period. The increase in revenue from the immediately preceding quarter and the year-ago periods was primarily due to higher overall disc drive shipments and an improved product mix.

Unit shipments for our products in the quarter ended December 30, 2005 were as follows:

•	Consumer Electronics – 3.5 million, down from 3.9 million units in the immediately preceding quarter, and up from 3.4 million units in the year-ago quarter.

•	Mobile – 2.9 million, up from 2.4 million and 1.2 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 3.5 million, up from 3.1 million and 3.3 million units in the immediately preceding and year-ago quarters, respectively.

•	Desktop – 18.9 million, up from 17.4 million and 16.3 million units in the immediately preceding and year-ago quarters, respectively.

Our overall average sales price per unit (ASP) for our products was $80 for the quarter ended December 30, 2005.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Given the sales mix shift from our OEM customers to our distribution and retail customers, where the various sales programs are more prevalent, sales programs recorded as contra- revenue for the quarter ended December 30, 2005 were approximately 7% of our gross revenue, compared to 6% and 4% of our gross revenue for the immediately preceding and year-ago quarters, respectively.

Cost of Revenue. Cost of revenue for the quarter ended December 30, 2005 was $1.709 billion, up 10% from $1.553 billion in the immediately preceding quarter, and up 16% from $1.467 billion in the year-ago quarter. Gross margin as a percentage of revenue for both of the quarters ended December 30, 2005 and September 30, 2005 was 26% as compared with 21% for the year-ago quarter. Cost of revenue for the six months ended December 30, 2005 was $3.262 billion, up 19% from $2.749 billion in the year-ago six-month period. Gross margin as a percentage of revenue for the six months ended December 30, 2005 was 26% as compared with 19% for the year-ago six-month period. The increase in gross margin as a percentage of revenue from both year-ago periods was primarily due to higher overall unit shipments and an improved product mix partially offset by price erosion.

Product Development Expense. Product development expense increased by $19 million, or 11%, for the quarter ended December 30, 2005 when compared with the immediately preceding quarter, and increased by $41 million, or 26%, when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to $9 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation and $6 million resulting from a cross-license agreement for emerging technology. The increase in product development expense from the year-ago quarter was primarily due to $15 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $6 million in stock-based compensation and $6 million resulting from a cross-license agreement for emerging technology. Product development expense increased by $68 million, or 22%, for the six months ended December 30, 2005 when compared with the year-ago six-month period. The increase in product development expense from the year-ago six-month period was primarily due to $38 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $12 million in stock-based compensation and $6 million resulting from the aforementioned cross-license agreement.

Marketing and Administrative Expense. Marketing and administrative expense increased by $22 million, or 26%, when compared with the immediately preceding quarter, and increased by $33 million, or 44%, when compared with the year-ago quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to increases of $10 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, and $7 million in advertising and promotion partially offset by a decrease of $4 million in the allowance for doubtful accounts. The increase in marketing and administrative expense from the year-ago quarter was due to increases of $14 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $6 million in stock-based compensation, $5 million in advertising and promotion and $6 million in legal and other outside services. Marketing and administrative expense increased by $55 million, or 39%, for the six months ended December 30, 2005. The increase in marketing and administrative expense from the year-ago six-month period was primarily due to increases of $31 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $11 million in stock-based compensation and $13 million in legal and other outside services partially offset by a decrease of $8 million in the allowance for doubtful accounts.

Restructuring. During the six months ended December 30, 2005, we recorded restructuring costs of approximately $4 million in connection with our ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We have substantially completed these restructuring activities initiated during the six months ended December 30, 2005.

Net Other Income (Expense). Net other income was $7 million in the quarter ended December 30, 2005 and in the immediately preceding quarter, and $1 million in the year-ago quarter. Net other income was $14 million in the six months ended December 30, 2005 compared to $0 million in the year-ago six-month period. The increase in net other income from both year-ago periods was primarily due to increases in interest income of $7 million and $16 million, respectively, resulting from higher average interest rates and higher average balances in our interest bearing accounts partially offset by an increase in interest expense of $2 million with respect to the year-ago six month period.

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

Our provision for income taxes recorded for the three and six months ended December 30, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in our valuation allowance for U.S. and certain foreign deferred tax assets. Our provision for income taxes recorded for the three and six months ended December 31, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance recorded for U.S. and certain foreign deferred tax assets, and (iii) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the six months ended December 31, 2004.

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

As of December 30, 2005, we recorded net deferred tax assets of $64 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first half of fiscal year 2008. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

During the third quarter of fiscal year 2005, we underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) due to the sale of additional common shares to the public by our then largest shareholder, New SAC. As a result, our pre-change net operating losses and tax credit carryforwards are subject to an annual limitation based upon (i) the aggregate fair market value of our U.S. business operations immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of IRC Section 382(f)) in effect at that time. The annual limitation of $44.8 million is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the IRC Section 382 limitation for those years. To the extent we believe it is more likely than not that the deferred tax assets consisting of the pre-change net operating loss and tax credit carryforwards will not be realized, a valuation allowance has been provided.

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

The credit agreement that governs our senior unsecured revolving line of credit contains covenants that Seagate Technology must satisfy in order to remain in compliance with the agreement. These covenants require Seagate Technology, among other things, to maintain the following ratios: (1) minimum cash, cash equivalents and marketable securities of greater than $500 million; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain

The calculated financial ratios for the fiscal quarter ended December 30, 2005 are as follows:

	Required	December 30, 2005
Minimum Liquidity	Greater than $500 million	$1.751 billion
Fixed Charge Coverage Ratio	Not less than 1.50	3.73
Net Leverage Ratio	Not greater than 1.50	(0.82)

Under the $100 million revolving line of credit, Seagate Technology HDD Holdings had $65 million available for borrowing as of December 30, 2005. Although no borrowings have been drawn under this revolving line of credit to date, we had utilized $35 million of the revolving line of credit for outstanding letters of credit and bankers’ guarantees as of December 30, 2005.

The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

The Merger Agreement (see “Pending Acquisition of Maxtor Corporation”) contains certain termination rights for both Maxtor and Seagate and provides that a specified fee must be paid by one party to the other in connection with certain termination events. In certain specified circumstances, Seagate must pay Maxtor a termination fee of $300 million while in other specified circumstances, Maxtor must pay Seagate a termination fee of $53 million.

In addition, our financial results prior to the completion of the Merger may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. Seagate will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, costs in obtaining regulatory approvals whether or not the Merger is completed. Seagate may also incur post-merger expenses, including costs of integrating the businesses of Seagate and Maxtor. These expenses have been preliminarily estimated to be approximately $500 million and include compensation expense and the cash costs of terminating certain leases. In addition to the anticipated cash charges, significant non-cash restructuring charges and costs associated with the amortization of intangible assets are expected. The amount and timing of these possible charges are not yet known.

We will also be required to issue common shares in the Merger that could have a market value at the time of issuance that is considerably higher or lower than at the time the Merger agreement was executed.

Based on strong demand we have experienced for our products, we have also increased our capital investment budget for fiscal year 2006 to approximately $950 million to $1 billion, up from the $700 million to $800 million previously anticipated and we may be required to further increase our capital investment budget in anticipation of increased customer demand before or after the Merger.

If the acquisition of Maxtor Corporation is completed, we will assume all debts and liabilities of Maxtor Corporation, together with cash and short-term investments. Any consolidated indebtedness of Maxtor Corporation outstanding at the completion of the acquisition, including, without limitation, its outstanding convertible senior notes, will be consolidated with our indebtedness for financial reporting purposes. Following the acquisition, we will require additional amounts of cash to fund scheduled payments of principal and interest on Maxtor’s indebtedness, which could limit our financial flexibility.

Other than the announced potential acquisition of Maxtor Corporation described herein, we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies. We may enter into more of these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of existing cash or cash flow from operations, we cannot assure you that we will be able to obtain alternative financing on terms acceptable to us, if at all.

Discussion of Cash Flows

At December 30, 2005, our working capital was $1.770 billion, which included cash, cash equivalents and short-term investments of $1.751 billion. Cash, cash equivalents and short-term investments decreased $85 million from July 1, 2005 to December 30, 2005. This decrease was primarily due to investments in property, equipment and leasehold improvements, the repayment of our term loan, acquisitions for cash, investments in long-term assets and dividends to shareholders partially offset by cash provided by operating activities and proceeds from employee stock option exercises and employee stock purchases.

Cash provided by operating activities for the six months ended December 30, 2005 was $768 million and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation partially offset by a decrease in our working capital.

During the six months ended December 30, 2005, we invested $353 million in property, equipment and leasehold improvements, including deposits and prepayments. The $353 million investment comprised:

•	$113 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$118 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$107 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$15 million for other purposes.

In fiscal year 2006, we expect that our investment in property, equipment and leasehold improvements will be in the range of $950 million to $1 billion in order to satisfy our customer’s requirements. We plan to finance these investments from existing cash balances and cash we expect to generate from operations in fiscal year 2006.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

We are paying and expect to continue to pay our common shareholders a quarterly dividend of up to $0.08 per share ($0.32 annually) so long as the aggregate amount of the dividends does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior unsecured revolving line of credit. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant. On August 19, 2005 and November 18, 2005, we paid quarterly dividends aggregating approximately $76 million, or $0.16 per share, to our common shareholders of record as of August 5, 2005 and November 4, 2005. On January 18, 2006, we announced a quarterly dividend of $0.08 per share to be paid on or before February 17, 2006 to our common shareholders of record as of February 3, 2006.

On October 18, 2005, we paid off our term loan facility in the amount of $341 million, including accrued interest. We may also use cash to repurchase up to $400 million of our outstanding shares of common stock as authorized by our board of directors. We did not repurchase any shares of our common stock during the six months ended December 30, 2005.

Our principal sources of liquidity as of December 30, 2005 consisted of: (1) $1.751 billion in cash, cash equivalents, and short-term investments, (2) a $100 million revolving line of credit, of which $35 million had been used for outstanding letters of credit and bankers’ guarantees as of December 30, 2005, and (3) cash we expect to generate from operations.

Our principal liquidity requirements are to service our remaining debt and meet our working capital, research and development, capital expenditure needs and costs related to our potential acquisition of Maxtor. In addition, since the second half of fiscal year 2002 through the six months ended December 30, 2005, we have paid quarterly dividends to our shareholders.

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Our ability to fund these requirements and comply with the financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may selectively pursue strategic alliances, acquisitions and investments that are complementary to our business. In addition to the cash requirements related to our potential acquisition of Maxtor, any material future acquisitions, alliances or investments will likely require additional capital. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2005. All investments mature in three years or less.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value December 30, 2005
	(in millions)
Assets
Cash equivalents:
Fixed rate	$674						$674	$673
Average interest rate	3.89%						3.89%

Short-term investments:
Fixed rate	$70	$518	$139	$29			$756	$748
Average interest rate	3.22%	3.66%	3.89%	4.30%			3.69%

Variable rate	$235						$235	$235
Average interest rate	4.39%						4.39%

Total investment securities	$979	$518	$139	$29			$1,665	$1,656
Average interest rate	3.96%	3.66%	3.89%	4.30%			3.87%

Long-Term Debt
Fixed rate				$400			$400	$419
Average interest rate				8.00%			8.00%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. Our policy prohibits Seagate from entering into derivative financial instruments for speculative or trading purposes.

We may also use foreign currency forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets. These derivatives are carried at fair value with changes recorded in other income/(expense). Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets.

As of December 30, 2005, our notional values of foreign exchange forward contracts totaled $188 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. The table below provides information as of December 30, 2005 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$150	41.23	$1
Singapore Dollar	21	1.69	—
British Pound	17	1.74	—
	$188		$1

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 30, 2005, our disclosure controls and procedures were effective. During the quarter ended December 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. — Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm headed by a former MIT doctoral candidate, engaged in discussions with Seagate Delaware with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000, and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the USPTO issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent and we answered and filed counterclaims on February 8, 2002. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation of the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorneys’ fees. The court denied our motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We similarly believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters.

Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court has not ruled on Convolve’s clarification motion. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. – In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contained identical infringement claims against the same disc drive products, claimed immaterial monetary damages and attorney fees, and requested injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, and issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board (“PRB”) declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case will be remanded to the PRB for further action to correct the procedural error. We believe the claims are without merit, and we intend to defend against them vigorously.

Seagate Technology v. Read-Rite Corporation. In order to clarify our rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003, in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the original Patent Cross-License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire Read-Rite’s assets, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. On March 29, 2005, we reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to that settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supported the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee sought approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. Thereafter, we, the Bankruptcy Trustee, and Western Digital stipulated to the Trustee’s withdrawal of his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement. At the end of the September 27, 2005 hearing, the court requested additional briefing. On December 20, 2005, the Bankruptcy Court rejected our 365(n) election, ruling that we were not entitled to retain the benefits of the Patent Cross-License. On December 28, 2005, we filed a Notice of Appeal to the U.S. District Court for the Northern District of California.

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

ITEM 1A. RISK FACTORS

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

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

In addition, the recent increases in demand for small form factor mobile products have led to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives. Increasing unit growth for 3.5-inch disc drives could also lead to constraints for the supply of aluminum media and substrates.

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, Apple and Acer, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We received a letter dated November 19, 2002 from Read-Rite Corporation asserting that we do not currently have a license to its patented technology and that our disc drive products infringe at least two of its patents. We have since received additional letters from Read-Rite Corporation making the same claims. Seagate Technology, Inc. entered into a Patent Cross License Agreement dated December 31, 1994, which covered the two patents referenced in the November 19, 2002 letter, as well as other intellectual property of Read-Rite Corporation. Prior to the November 19, 2002 letter, Read-Rite Corporation had not responded to our efforts to confirm that under the Patent Cross License Agreement we were entitled to a new license agreement in our own name and on materially the same terms as the 1994 agreement. In order to clarify the parties’ rights under the Patent Cross License Agreement, we filed a declaratory judgment action on May 7, 2003 in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the Patent Cross License Agreement. On June 11, 2003 Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire the assets of Read-Rite Corporation, including the intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. On March 29, 2005, we reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to that settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supported the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee sought approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. Thereafter, we, the Bankruptcy Trustee, and Western Digital stipulated to the Trustee’s withdrawal of his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement. At the end of the September 27, 2005 hearing, the court requested additional briefing. On December 20, 2005, the Bankruptcy Court rejected our 365(n) election, ruling that we were not entitled to retain the benefits of the Patent Cross-License. On December 28, 2005, we filed a Notice of Appeal to the U.S. District Court for the Northern District of California.

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

Ownership of Our Common Shares by Certain Equity Investors—In early January 2006, New SAC completed the planned distributions of our common shares to its shareholders. As a result of these distributions, as of January 27, 2006, affiliates of Silver Lake Partners, Texas Pacific Group and August Capital directly own approximately 6.6%, 4.5% and 2.3%, respectively, of our common shares. Four of our directors are affiliated with these equity investors and therefore have influence over corporate actions.

Four of our directors are affiliates of these equity investors and therefore have influence over matters such as our business, policies and affairs; and the nomination for election of our directors and other matters submitted to our shareholders. For as long as these directors serve on our board of directors, they may continue to retain influence over us, even now that New SAC has distributed all of its shares in us. These equity investors may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, these equity investors could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that these equity investors may make at some future time will be in their absolute discretion.

Future Sales—Additional sales of our common shares by certain equity investors or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If certain equity investors sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. Such equity investors have rights, subject to specified conditions, to require us to file registration statements covering common shares or to include common shares in registration statements that we may file. Specifically, any of Silver Lake Partners, Texas Pacific Group or August Capital can unilaterally require that we file registration statements covering common shares held by them. By exercising their registration rights and selling a large number of common shares, any of these equity investors could cause the price of our common shares to decline. Furthermore, if we were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

New SAC has disposed of all of its shares in us through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC made quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares through January 2006. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The equity investors with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

In addition to the distributions described in the previous paragraph, New SAC distributed approximately 50 million of our common shares by making monthly distributions of approximately 10 million of our common shares to New SAC shareholders from September 2005 through January 2006. Offers to the public by the selling shareholders named in the post-effective amendment to our registration statement on Form S-3 of the approximately 50 million common shares distributed by New SAC on a monthly basis may be made pursuant to the post-effective amendment to our registration statement on Form S-3 because it has been declared effective by the Securities and Exchange Commission. Two of the above-mentioned equity investors, Silver Lake Partners and Texas Pacific Group, sold 26,737,880 of our common shares in January 2006. Any additional sales by former New SAC shareholders, their transferees or distributees could cause the market price of our common shares to decline.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts; and

•	the sale of our common shares held by certain equity investors or members of management.

Failure to Pay Quarterly Dividends—Our failure to pay quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly.

We paid quarterly dividends of $0.08 per share on each of August 19, 2005 and November 18, 2005 to our common shareholders of record as of August 5, 2005 and November 4, 2005, respectively. On January 18, 2006 we announced a dividend of $0.08 per share to be paid on or before February 17, 2006 to our common shareholders of record as of February 3, 2006.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior unsecured revolving line of credit. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

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

Risks Related to our Pending Acquisition of Maxtor Corporation

The failure to successfully integrate Maxtor’s business and operations in the expected time frame may adversely affect the combined company’s future results.

Seagate believes that the acquisition of Maxtor will result in certain benefits, including certain cost synergies, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of Seagate and Maxtor must be successfully combined. The success of the Merger will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of Seagate and Maxtor. The combined company may fail to realize the anticipated benefits of the Merger for a variety of reasons, including the following:

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	revenue attrition in excess of anticipated levels;

•	failure to qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

•	potential incompatibility of technologies and systems;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	the loss of key employees;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

•	failure to combine product offerings and product lines quickly and effectively.

Due to legal restrictions, Seagate and Maxtor have conducted, and until the completion of the Merger will conduct, only limited planning regarding the integration of the two companies following the Merger and will not determine the exact nature in which the two companies will be combined until after the Merger has been completed. Completion of the Merger is subject to satisfaction of a number of conditions, including the receipt of certain regulatory approvals for which the timing cannot be predicted. The expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended, and approval by the European Commission under EC merger regulations may take considerable time. Specifically, it would not be unusual for a transaction such as the Merger to receive increased antitrust scrutiny and for the relevant regulators to issue requests for additional information and documentary material relevant to the proposed acquisition, generally referred to as “Second Requests.” Responding to a Second Request is usually time-consuming and expensive. The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate Maxtor’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The integration of Seagate and Maxtor may result in significant accounting charges that adversely affect the announced results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. These expenses have been preliminarily estimated to be approximately $500 million and include compensation expense, and the cash costs of terminating certain leases. In addition to the anticipated cash charges, significant non-cash restructuring charges and costs associated with the amortization of intangible assets are expected. Seagate and Maxtor have not yet prepared pro forma financial statements that reflect the effects of the Merger and, accordingly, the amount and timing of these possible charges are not yet known. The price of the combined company’s common stock could decline to the extent the combined company’s financial results are materially affected by the foregoing charges or if the foregoing charges are larger than anticipated.

If Maxtor fails to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results, which could affect the quality of its pro forma financial statements that reflect the effects of the Merger.

In its Report on Form 10-Q for the period ended October 1, 2005, Maxtor reported that material weaknesses had previously been identified in its internal controls over financial reporting as disclosed in its annual report on Form 10-K/A for the fiscal year ended December 27, 2003 filed on February 22, 2005 and subsequent periodic filings. Specifically, material weaknesses were identified with respect to its financial statement close process, including its review of complex, non-routine transactions. These material weaknesses contributed to post-closing adjustments and the resulting need to amend its financial statements. Its amendment of previously released financial statements could diminish public confidence in the reliability of its financial statements, which could harm its business. In addition, Maxtor has had three chief executive officers and five chief financial officers since the beginning of 2003. Maxtor stated that it could not assure investors that it will not in the future identify further material weaknesses or significant deficiencies in its internal controls over financial reporting. Maxtor indicated that it has taken steps to remediate the material weaknesses in its system of internal controls over financial reporting, but it has not completed its remediation effort and there can be no assurance that it will completely remediate its material weaknesses such that it will be able to conclude that its internal controls over financial reporting are effective. We will use Maxtor’s historical financial statements in the preparation of pro forma financial statements that reflect the effects of the Merger and therefore the quality of such pro forma financial statements will depend, in part, upon the accuracy of Maxtor’s historical financial statements.

The announcement and pendency of the Merger could cause disruptions in the businesses of Seagate and Maxtor, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Seagate and Maxtor have operated and, until the completion of the Merger, will continue to operate independently. Uncertainty about the effect of the Merger on employees, customers, distributors and suppliers may have an adverse effect on Seagate and Maxtor and consequently on the combined company. These uncertainties may impair Seagate’s and Maxtor’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the materiality standards agreed to by the parties in the Merger Agreement, Seagate and Maxtor may be obligated to consummate the Merger in spite of the adverse effects resulting from the disruption of Seagate’s and Maxtor’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the Merger or to achieve the anticipated benefits of the Merger. Moreover, integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Seagate and Maxtor. Each of these events could adversely affect Maxtor in the near term and the combined company, if the Merger is completed.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended, and approval by the European Commission under EC merger regulations. The initial filings with the Federal Trade Commission were made on January 13, 2006. Although Seagate and Maxtor have agreed in the Merger Agreement to use their best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. While Seagate and Maxtor do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger or reducing the anticipated benefits of the Merger. If Seagate agrees to any material conditions in order to obtain any approvals required to complete the Merger, the business and results of operations of the combined company may be adversely affected.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of Seagate.

If the Merger is not completed, the ongoing business of Seagate may be adversely affected and Seagate will be subject to a number of risks, including the following:

•	Seagate may be required to pay Maxtor a reverse termination fee of $300 million if the Merger Agreement is terminated as a result of either the failure to obtain certain antitrust or other regulatory approvals or, under certain circumstances, the failure to complete the Merger by March 20, 2007;

•	Seagate will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees whether or not the Merger is completed; and

•	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Seagate management, which could otherwise have been devoted to other opportunities that may have been beneficial to Seagate, in each case, without realizing any of the benefits of having completed the Merger. If the Merger is not completed, these risks may materialize and may adversely affect Seagate’s business, financial results and stock price.

Because the market price of Seagate common stock will fluctuate, the value of the Seagate common shares that will be issued in the Merger will not be known until the closing of the Merger.

The value of the Seagate common shares to be issued in the Merger could be considerably higher or lower than they were at the time the Merger consideration was negotiated. Neither Seagate nor Maxtor is permitted to terminate the Merger Agreement or resolicit the vote of Maxtor stockholders solely because of changes in the market prices of either company’s stock. Stock price changes may result from a variety of factors, including changes in the respective businesses operations and prospects of Seagate and Maxtor, changes in general market and economic conditions, and regulatory considerations. Many of these factors are beyond the control of Seagate or Maxtor.

Upon the completion of the Merger, each share of Maxtor common stock outstanding immediately prior to the Merger will be converted into the right to receive 0.37 Seagate common shares. Because the exchange ratio for Seagate common shares to be issued in the Merger has been fixed, the value of the Merger consideration will depend upon the market price of Seagate common shares. This market price may vary from the closing price of Seagate common shares on the date the Merger was announced, on the date that the joint proxy statement/prospectus is mailed to Maxtor and Seagate stockholders and on the date of the Maxtor and Seagate stockholder meetings at which stockholders will be asked to vote on certain matters relating to the Merger. Accordingly, at the time of the stockholder meetings, stockholders will not know or be able to calculate the value of the Merger consideration that would be issued upon completion of the Merger. Further, the time period between the stockholder votes taken at the meetings and the completion of the Merger will depend on the status of antitrust clearance that must be obtained prior to the completion of the Merger and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain these approvals or the changes in Seagate’s and Maxtor’s respective businesses, operations and prospects or in the disc drive industry generally that may occur during this interval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the six months ended December 30, 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Shareholders was held on October 27, 2005. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(1)	The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	FOR	WITHHELD
William W. Bradley	365,207,223	9,511,162
James G. Coulter	310,501,681	64,216,704
James A. Davidson	309,472,519	65,245,866
Glenn H. Hutchins	309,472,808	65,245,577
Donald E. Kiernan	368,624,022	6,094,363
Stephen J. Luczo	310,454,315	64,264,070
David F. Marquardt	296,134,603	78,583,782
Lydia M. Marshall	365,179,109	9,539,276
Gregorio Reyes	367,712,781	7,005,604
John W. Thompson	308,605,770	66,112,615
William D. Watkins	310,739,735	63,978,650

(2)	The shareholders ratified the appointment of Ernst & Young LLP to serve as our independent registered accounting firm for the fiscal year ending June 30, 2006.

FOR	AGAINST	ABSTAIN
373,519,349	1,130,588	68,448

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.10	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Registration Rights Agreement, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.4	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.5	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.6	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 12, 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14	Promissory Note, dated as of May 8, 1998, by and between Seagate Technology, Inc., as lender, and David Wickersham, as borrower (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.16	Promissory Note, dated as of February 16, 2001, by and between Seagate Technology LLC, as lender, and Jeremy Tennenbaum, as borrower (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Patrick J. O’Malley III and Patricia A. O’Malley, as borrowers (incorporated by reference to Exhibit 10.19 to amendment no. 7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 18, 2002)

10.21	10.23 Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.24	Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.25	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.26	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.27	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.29	Credit Agreement, dated as of November 22, 2005, by and among Seagate Technology, Seagate Technology HDD Holdings, JPMorgan Chase Bank, N.A, J.P. Morgan Securities Inc., The Bank of Nova Scotia, Bank of America, BNP Paribas and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on November 23, 2005)

10.30	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.29 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

10.31	Voting Agreement, dated as of December 20, 2005, between Maxtor and the Seagate stockholders parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: February 3, 2006	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director
(Principal Executive Officer)

DATE: February 3, 2006	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)