Form 10-Q
period 2006-03-31
SEAGATE TECHNOLOGY
filed 2006-04-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common shares, par value $0.00001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of April 21, 2006, 493,295,346 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2006	July 1, 2005 (a)
ASSETS (See Note 2)
Cash and cash equivalents	$1,035	$746
Short-term investments	1,005	1,090
Accounts receivable, net	1,152	1,094
Inventories	549	431
Other current assets	171	141

Total Current Assets	3,912	3,502

Property, equipment and leasehold improvements, net	1,717	1,529
Other non-current assets	348	213

Total Assets	$5,977	$5,244

LIABILITIES
Accounts payable	$1,182	$1,108
Accrued employee compensation	286	266
Accrued expenses	424	356
Accrued income taxes	48	46
Current portion of long-term debt	—	4

Total Current Liabilities	1,940	1,780

Other non-current liabilities	194	187
Long-term debt, less current portion	400	736

Total Liabilities	2,534	2,703

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	692	632
Deferred stock compensation	(1)	(3)
Accumulated other comprehensive loss	(2)	(9)
Retained earnings	2,754	1,921

Total Shareholders’ Equity	3,443	2,541

Total Liabilities and Shareholders’ Equity	$5,977	$5,244

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of July 1, 2005.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenue	$2,289	$1,969	$6,677	$5,374

Cost of revenue	1,733	1,492	4,995	4,241
Product development	195	164	573	474
Marketing and administrative	108	78	303	219
Restructuring, net	—	(2)	4	(1)

Total operating expenses	2,036	1,732	5,875	4,933

Income from operations	253	237	802	441

Interest income	19	10	48	23
Interest expense	(7)	(13)	(31)	(35)
Other, net	12	3	22	12

Other income, net	24	—	39	—

Income before income taxes	277	237	841	441
Provision for income taxes	3	8	8	14

Net income	$274	$229	$833	$427

Net income per share:
Basic	$0.56	$0.49	$1.72	$0.92
Diluted	0.53	0.45	1.63	0.85

Number of shares used in per share calculations:
Basic	489	472	483	466
Diluted	521	507	511	500

Dividends declared per share	$0.08	$0.06	$0.24	$0.18

See notes to condensed consolidated financial statements

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 31, 2006	April 1, 2005
OPERATING ACTIVITIES
Net income	$833	$427
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	436	345
Stock-based compensation	57	2
Tax benefit from stock options	(14)	—
Other non-cash operating activities, net	(13)	13
Changes in operating assets and liabilities:
Accounts receivable	(58)	(297)
Inventories	(118)	37
Accounts payable	74	265
Accrued expenses, employee compensation and warranty	145	83
Accrued income taxes	16	—
Other assets and liabilities	(63)	53

Net cash provided by operating activities	1,295	928

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(606)	(384)
Purchases of short-term investments	(2,627)	(3,381)
Maturities and sales of short-term investments	2,724	3,164
Acquisitions, net of cash acquired	(28)	—
Other investing activities, net	(134)	(24)

Net cash used in investing activities	(671)	(625)

FINANCING ACTIVITIES
Repayment of long-term debt	(340)	(1)
Proceeds from exercise of employee stock options and employee stock purchase plan	106	80
Dividends to shareholders	(115)	(84)
Tax benefit from stock options	14	—

Net cash used in financing activities	(335)	(5)

Increase in cash and cash equivalents	289	298
Cash and cash equivalents at the beginning of the period	746	422

Cash and cash equivalents at the end of the period	$1,035	$720

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22	$28
Cash paid for income taxes, net of refunds	14	9

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended March 31, 2006

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2005	477	$—	$632	$(3)	$1,921	$(9)	$2,541
Comprehensive income:
Unrealized losses on marketable securities						(2)	(2)
Unrealized gains on cash flow hedges, net of realized gains						9	9
Net income					833		833

Comprehensive income							840
Issuance of common shares related to exercise of employee stock options	12		55				55
Issuance of common shares related to employee stock purchase plan	4		51				51
Tax benefit from stock options			14				14
Dividends to shareholders			(115)				(115)
Stock-based compensation			55	2			57

Balance at March 31, 2006	493	$—	$692	$(1)	$2,754	$(2)	$3,443

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

The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The Company operates and reports its financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended March 31, 2006 and April 1, 2005 were 13 weeks. Fiscal year 2006 will be comprised of 52 weeks and will end on June 30, 2006.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended March 31, 2006 and April 1, 2005:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	(In millions, except per share data)
Numerator:
Net Income	$274	$229	$833	$427

Denominator:
Denominator for basic net income per share—weighted average number of common shares outstanding during the period	489	472	483	466
Incremental common shares attributable to exercise of outstanding options	32	35	28	34

Denominator for diluted net income per share—weighted average shares	521	507	511	500
Net income per share:
Basic	$0.56	$0.49	$1.72	$0.92

Diluted	$0.53	$0.45	$1.63	$0.85

The Company’s board of directors has authorized the use of up to $400 million for the repurchase of the Company’s outstanding shares of common stock. The Company did not repurchase any shares of its common stock during the nine months ended March 31, 2006.

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

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of the Company’s common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares. New SAC has distributed all 100 million of such shares. The four quarterly distributions in this manner were made on May 16, 2005, July 26, 2005, October 21, 2005 and January 3, 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The first of these quarterly distributed shares will be eligible for resale under Rule 144 commencing May 16, 2006. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

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

In August 2005, New SAC stated that it had suspended any further significant sales of the Company’s common shares and intended to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program described above through monthly distributions of approximately 10 million shares per month. As of December 30, 2005, New SAC owned 35,001,209 common shares of the Company, or 7.2% of total outstanding common shares. The final planned distributions were made in January 2006, and as of February 1, 2006 New SAC had disposed of all of its shares in the Company.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

No. of Shares
New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distributions of registered shares	(29,999,649)

New SAC ownership as of December 30, 2005	35,001,209
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,884)
Shares sold by New SAC	(1,573)

New SAC ownership as of March 31, 2006	—

2. Balance Sheet Information

	March 31, 2006	July 1, 2005
	(in millions)
Accounts Receivable:

Accounts receivable	$1,178	$1,126
Allowance for doubtful accounts	(26)	(32)

	$1,152	$1,094

Inventories:

Components	$156	$118
Work-in-process	84	70
Finished goods	309	243

	$549	$431

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements	$3,763	$3,183
Accumulated depreciation and amortization	(2,046)	(1,654)

	$1,717	$1,529

Accrued Warranty:

Short-term accrued warranty included in accrued expenses on the balance sheet	$129	$115
Long-term accrued warranty included in other non-current liabilities on the balance sheet	129	128

	$258	$243

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

The credit agreement that governs the Company’s senior unsecured revolving line of credit contains covenants that must be satisfied in order to remain in compliance with the agreement. The Company must, among other things, maintain the following ratios: (1) minimum cash, cash equivalents and marketable securities of greater than $500 million; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. The Company is currently in compliance with all of these covenants, including the financial ratios that it is required to maintain.

The Company’s wholly-owned direct subsidiary, Seagate Technology HDD Holdings, or HDD, has $400 million in aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior unsecured revolving line of credit. See Note 11, Condensed Consolidating Financial Information.

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

The Company’s provision for income taxes recorded for the three and nine months ended March 31, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. and certain foreign deferred tax assets, and (iii) a tax benefit related to a reduction in previously accrued U.S. federal income taxes resulting from the final preparation of the Company’s U.S. fiscal 2005 income tax returns. The Company’s provision for income taxes recorded for the three and nine months ended April 1, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance recorded for U.S. and certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and nine months ended April 1, 2005.

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

As of March 31, 2006, the Company has recorded net deferred tax assets of $68 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first three quarters of fiscal year 2008. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 100 million shares have been authorized for issuance under this plan. Through March 31, 2006, options to purchase 99,946,772 common shares were granted to employees under the 2001 Plan, net of cancellations. During the nine months ended March 31, 2006, options to purchase 1,571,260 common shares were granted under this plan. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Except for certain options granted with an exercise price below deemed fair market value of the common stock in fiscal year 2003, all other options granted under the 2001 Plan were granted with an exercise price equal to the fair market value of the common stock. Options granted up through September 5, 2004 expire ten years from the date of grant while options granted subsequent to September 5, 2004 expire seven years from the date of grant.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. Under the terms of the 2004 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A total of 27.5 million shares have been authorized for issuance under this plan. No options were granted under the 2004 Plan during the fiscal year ended July 1, 2005. During the nine months ended March 31, 2006, options to purchase 10,859,593 common shares were granted to employees under the 2004 Plan, net of cancellations, including 880,000 shares of nonvested stock. Options granted under this plan generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Nonvested stock generally vests as follows: 25% of the shares will vest each year on the anniversary of the vesting commencement date. All options granted under the 2004 Plan are granted with an exercise price no less than the fair market value of the common stock and expire seven years from the date of grant.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20 million shares of common stock have been authorized for issuance under the ESPP. This number of shares of common stock authorized for issuance automatically increases annually on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, subject to approval by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. Through March 31, 2006, the Company has issued 14,090,941 shares of common stock under the ESPP and as of March 31, 2006 has 5,909,059 shares of common stock available for issuance under the ESPP. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common stock through payroll deductions generally at 85% of the fair market value of the common stock. Prior to the Company’s fiscal quarter ended September 30, 2005, the ESPP consisted of a one-year offering period with two six-month purchase periods. On October 26, 2005, the Compensation Committee of the Company’s board of directors approved to change the one-year offering period to a six-month offering period with a maximum issuance of 2.5 million shares per offering period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Adoption of SFAS 123(R)

Prior to July 2, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 2, 2005 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options granted shortly prior to the Company’s initial public offering of its common stock in December 2002 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price). See Deferred Stock Compensation.

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. Under this transition method, stock-based compensation cost recognized in the three and nine months ended March 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of July 2, 2005 that were granted subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 and prior to July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and (c) compensation cost based on the intrinsic value method for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on July 2, 2005, the Company’s income from operations, income before income taxes and net income for the three and nine months ended March 31, 2006 are each $20 million and $55 million, respectively, lower than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as permitted by SFAS 123. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.60 and $0.56, respectively, and would have been $1.84 and $1.73 for the nine months ended March 31, 2006, respectively, if the Company had not adopted SFAS 123(R).

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Fair Value—The fair value of the Company’s stock options granted to employees for the three and nine months ended March 31, 2006 and April 1, 2005 was estimated using the following weighted- average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Option Plan Shares
Expected term (in years)	3.7	3.5	3.5 – 3.7	3.0 – 3.5
Volatility	41%	50%	41 – 43%	50 – 76%
Expected dividend	1.2 – 1.5%	1.3 – 1.9%	1.2 – 2.3%	1.3 – 2.3%
Risk-free interest rate	4.5	3.4%	4.1 – 4.5%	2.9 – 3.4%
Estimated annual forfeitures	4.9%	2.0%	4.6 – 4.9%	2.0%
Weighted-average fair value	$8.25	$6.34	$5.06	$6.55

ESPP Plan Shares
Expected term (in years)	0.5	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Volatility	37%	40%	37 – 41%	33 – 56%
Expected dividend	1.2%	1.9%	1.2 – 1.7%	1.9 – 2.1%
Risk-free interest rate	4.5%	1.5 – 2.2%	3.6 – 4.5%	1.6 – 2.0%
Weighted-average fair value	$6.36	$4.51	$5.21	$3.87

Stock Compensation Expense

Deferred Stock Compensation—In connection with certain stock options granted in fiscal year 2003, the Company, in accordance with APBO 25, recorded deferred stock compensation aggregating $9.7 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock options of 48 months. Through March 31, 2006, the Company has amortized approximately $9 million of such compensation expense, with approximately $2 million being amortized in the nine months ended March 31, 2006.

Stock Compensation Expense—The Company recorded $20 million and $55 million of stock-based compensation for the three and nine months ended March 31, 2006, respectively, in addition to the amortization of the deferred compensation above.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $130 million, net of estimated forfeitures of approximately $15 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded $14 million of excess tax benefits as a financing cash inflow during the nine months ended March 31, 2006, respectively.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, excluding nonvested shares:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at July 1, 2005	56.2	$8.32
Granted	11.6	15.21
Exercised	(10.9)	5.13
Forfeitures and cancellations	(0.7)	12.52

Outstanding at March 31, 2006	56.2	$10.09	6.7	$893

Vested and expected to vest at March 31, 2006	53.3	$10.16	6.7	$862

Exercisable at March 31, 2006	24.8	$7.39	6.2	$471

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 55.0 million options that were in-the-money at March 31, 2006. During the three and nine months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $148 million and $194 million, respectively, determined as of the date of option exercise. During the three and nine months ended April 1, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $62 million and $123 million, respectively, determined as of the date of option exercise.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Stock-Based Compensation (continued)

The following is a summary of nonvested share activity:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Nonvested at July 1, 2005	—
Granted	0.9	$14.28

Nonvested at March 31, 2006	0.9	$14.28

Vested and expected to vest at March 31, 2006	0.9	$14.28

As of March 31, 2006, there was approximately $10 million of total unrecognized compensation cost related to nonvested shares-based compensation arrangements granted under the 2004 Plan. That cost will be recognized over a weighted-average period of 3.6 years.

ESPP Information

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at March 31, 2006	1.7	$16.22	0.3	$7

Vested and expected to vest at March 31, 2006	1.7	$16.22	0.3	$7

During the three and nine months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $16 million and $40 million, respectively. During the three and nine months ended April 1, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $18 million and $22 million, respectively.

At March 31, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.3 years.

The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during the nine months ended March 31, 2006.

Date issued	July 29, 2005	January 31, 2006
Shares issued (in millions)	2.5	1.7
Weighted-average purchase price per share	$9.82	$16.16

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

	For the Three Months Ended April 1, 2005	For the Nine Months Ended April 1, 2005
Net income—as reported	$229	$427
Deduct: Total stock-based employee compensation determined under fair value method	(19)	(44)

Net income—pro forma	$210	$383
Net income per share:
Basic—as reported	$0.49	$0.92

Basic—pro forma	$0.45	$0.82

Diluted—as reported	$0.45	$0.85

Diluted—pro forma	$0.42	$0.77

Disclosures for the three and nine months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three and nine months ended April 1, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, as those options were valued for pro forma purposes using a minimum value method.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restructuring Costs

During the nine months ended March 31, 2006, the Company recorded restructuring costs of approximately $4 million in connection with its ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company has substantially completed these restructuring activities initiated during the nine months ended March 31, 2006.

6. Comprehensive Income (Loss)

For the three months ended March 31, 2006, comprehensive income included net income and unrealized gains of $5 million on foreign currency forward exchange contracts, net of realized gains. For the nine months ended March 31, 2006, comprehensive income included net income, unrealized losses of $2 million on marketable securities and unrealized gains of $9 million on foreign currency forward exchange contracts, net of realized gains. For the three and nine months ended April 1, 2005, comprehensive income consisted entirely of net income. Unrealized losses or gains on marketable securities were immaterial for the three and nine months ended April 1, 2005. The Company records unrealized gains and losses on the mark-to-market of its available-for-sale investments and its foreign currency forward exchange contracts designed as cash flow hedges, as components of accumulated other comprehensive income (loss). The accumulated other comprehensive loss at March 31, 2006 and at July 1, 2005 was $2 million and $9 million, respectively.

7. Acquisitions

During the nine months ended March 31, 2006, the Company made two acquisitions, with an aggregate cash purchase price of $29 million.

The Company allocated the purchase price of $15 million for the first acquisition, which was made during the three months ended September 30, 2005, to the tangible and intangible assets acquired and liabilities assumed with the residual amount of approximately $12 million being allocated to goodwill, which is included in Other non-current assets, net in the accompanying balance sheet. This acquisition had an immaterial effect on the Company’s results of operations and cash flows for the three months ended September 30, 2005 and the nine months ended March 31, 2006.

The Company allocated the purchase price of $14 million for the second acquisition, which was made during the three months ended December 30, 2005, to tangible and intangible assets acquired and liabilities assumed with the residual amount of approximately $6 million being allocated to goodwill, which is included in Other non-current assets, net in the accompanying balance sheet. This acquisition had an immaterial effect on the Company’s results of operations and cash flows for the three months ended December 30, 2005 and the nine months ended March 31, 2006.

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

Completion of the Merger is subject to customary closing conditions including the adoption of the Merger Agreement by the stockholders of Maxtor, the approval of the issuance of shares of Seagate common stock in the Merger by the stockholders of Seagate, and the receipt of required regulatory approvals The Merger may not be completed if any of the conditions are not satisfied or waived.

The Company received clearance to proceed with this transaction from the United States Federal Trade Commission on February 14, 2006 and on April 27, 2006 the European Union also cleared the transaction to proceed. The Company is continuing ongoing regulatory review processes in other countries with respect to the transaction. The Securities and Exchange Commission declared Seagate’s registration statement on Form S-4 relating to the Merger effective on April 14, 2006. A meeting date for shareholder approvals by both Maxtor and Seagate stockholders has been set for May 17, 2006 and Seagate and Maxtor are preparing for the closing of this transaction on or about May 19, 2006, contingent upon receipt of shareholder approvals, successful completion of the necessary regulatory reviews and the satisfaction of all other conditions to closing.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 31, 2006 and April 1, 2005 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	(in millions)
Balance, beginning of period	$250	$147	$243	$125
Warranties issued	36	32	103	95
Repairs and replacements	(36)	(26)	(99)	(87)
Changes in liability for pre-existing warranties, including expirations	8	30	11	50

Balance, end of period	$258	$183	$258	$183

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Litigation

See Part II, Item 1, “Legal Proceedings.”

10. Recently Adopted Accounting Pronouncements

Effective July 2, 2005, the Company adopted SFAS 123(R), using the modified-prospective-transition method except for options granted prior to the initial filing of its registration statement on Form S-1 in October 2002. As a result, the Company has included stock-based compensation costs in its results of operations for the three and nine months ended March 31, 2006. See Note 4, Stock-Based Compensation.

11. Condensed Consolidating Financial Information

On May 13, 2002, HDD issued $400 million in aggregate principal amount of 8% senior notes due 2009. The Company has guaranteed HDD’s obligations under the 8% senior notes, on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at March 31, 2006 and July 1, 2005, the condensed consolidating results of operations the three and nine months ended March 31, 2006 and April 1, 2005, and the consolidating cash flows for the nine months ended March 31, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% senior notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% senior notes and the credit agreement governing the senior unsecured revolving line of credit. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$38	$27	$970	$—	$1,035
Short-term investments	—	—	1,005	—	1,005
Accounts receivable, net	—	—	1,152	—	1,152
Inventories	—	—	549	—	549
Other current assets	—	—	171	—	171

Total Current Assets	38	27	3,847	—	3,912

Property, equipment and leasehold improvements, net	—	—	1,717	—	1,717
Equity investment in HDD	3,406	—	—	(3,406)	—
Equity investments in Non-Guarantors	—	3,896	—	(3,896)	—
Intercompany note receivable	—	—	109	(109)	—
Other non-current assets	7	4	337	—	348

Total Assets	$3,451	$3,927	$6,010	$(7,411)	$5,977

Accounts payable	$—	$—	$1,182	$—	$1,182
Accrued employee compensation	—	—	286	—	286
Accrued expenses	2	12	410	—	424
Accrued income taxes	—	—	48	—	48

Total Current Liabilities	2	12	1,926	—	1,940

Other non-current liabilities	6	—	188	—	194
Intercompany note payable	—	109	—	(109)	—
Long-term debt, less current portion	—	400	—	—	400

Total Liabilities	8	521	2,114	(109)	2,534

Shareholders’ Equity	3,443	3,406	3,896	(7,302)	3,443

Total Liabilities and Shareholders’ Equity	$3,451	$3,927	$6,010	$(7,411)	$5,977

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

July 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$9	$—	$737	$—	$746
Short-term investments	—	—	1,090	—	1,090
Accounts receivable, net	—	—	1,094	—	1,094
Inventories	—	—	431	—	431
Intercompany loan receivable	—	224	—	(224)	—
Other current assets	—	—	141	—	141

Total Current Assets	9	224	3,493	(224)	3,502

Property, equipment and leasehold improvements, net	—	—	1,529	—	1,529
Equity investment in HDD	2,536	—	—	(2,536)	—
Equity investments in Non-Guarantors	—	2,952	—	(2,952)	—
Other non-current assets	—	7	206	—	213

Total Assets	$2,545	$3,183	$5,228	$(5,712)	$5,244

Accounts payable	$—	$—	$1,108	$—	$1,108
Accrued employee compensation	—	—	266	—	266
Accrued expenses	—	4	352	—	356
Accrued income taxes	—	—	46	—	46
Intercompany loan payable	—	—	224	(224)	—
Current portion of long-term debt	—	3	1	—	4

Total Current Liabilities	—	7	1,997	(224)	1,780

Other non-current liabilities	4	—	183	—	187
Long-term debt, less current portion	—	640	96	—	736

Total Liabilities	4	647	2,276	(224)	2,703

Shareholders’ Equity	2,541	2,536	2,952	(5,488)	2,541

Total Liabilities and Shareholders’ Equity	$2,545	$3,183	$5,228	$(5,712)	$5,244

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,289	$—	$2,289

Cost of revenue	—	—	1,733	—	1,733
Product development	—	—	195	—	195
Marketing and administrative	—	—	108	—	108

Total operating expenses	—	—	2,036	—	2,036

Income from operations	—	—	253	—	253

Interest income	—		21	(2)	19
Interest expense	—	(9)	—	2	(7)
Equity in income of HDD	274	—	—	(274)	—
Equity in income of Non-Guarantors	—	283	—	(283)	—
Other, net	—	—	12	—	12

Other income (expense), net	274	274	33	(557)	24

Income before income taxes	274	274	286	(557)	277
Provision for income taxes	—	—	3	—	3

Net income	$274	$274	$283	$(557)	$274

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,677	$—	$6,677
Cost of revenue	—	—	4,995	—	4,995
Product development	—	—	573	—	573
Marketing and administrative	—	—	303	—	303
Restructuring	—	—	4	—	4

Total operating expenses	—	—	5,875	—	5,875

Income from operations	—	—	802	—	802

Interest income	—	3	52	(7)	48
Interest expense	—	(32)	(6)	7	(31)
Equity in income of HDD	833	—	—	(833)	—
Equity in income of Non-Guarantors	—	862	—	(862)	—
Other, net	—	—	22	—	22

Other income (expense), net	833	833	68	(1,695)	39

Income before income taxes	833	833	870	(1,695)	841
Provision for income taxes	—	—	8	—	8

Net income	$833	$833	$862	$(1,695)	$833

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$833	$833	$862	$(1,695)	$833
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	436	—	436
Stock-based compensation	—	—	57	—	57
Tax benefit from stock options	—	—	(14)	—	(14)
Equity in income of HDD	(833)	—	—	833	—
Equity in income of Non-Guarantors	—	(862)	—	862	—
Other non-cash operating activities, net	—	2	(15)	—	(13)
Changes in operating assets and liabilities, net	3	5	(12)	—	(4)

Net cash provided by (used in) operating activities	3	(22)	1,314	—	1,295

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(606)	—	(606)
Purchase of short-term investments	—	—	(2,627)	—	(2,627)
Maturities and sales of short-term investments	—	—	2,724	—	2,724
Acquisitions, net of cash acquired	—	—	(28)	—	(28)
Other investing activities, net	(7)	1	(128)	—	(134)

Net cash used in investing activities	(7)	1	(665)	—	(671)

Financing Activities
Repayment of long-term debt	—	(243)	(97)	—	(340)
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	226	(226)	—	—
Loan to HDD from Non-Guarantor	—	109	(109)	—	—
Dividend paid to Parent from HDD	42	(42)	—	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	106	—	—	—	106
Dividend paid to shareholders	(115)	—	—	—	(115)
Tax benefit from stock options	—	—	14	—	14

Net cash provided by (used in) financing activities	33	48	(416)	—	(335)

Increase (decrease) in cash and cash equivalents	29	27	233	—	289
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$38	$27	$970	$—	$1,035

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$1,969	$—	$1,969

Cost of revenue	—	—	1,492	—	1,492
Product development	—	—	164	—	164
Marketing and administrative	—	—	78	—	78
Restructuring, net	—	—	(2)	—	(2)

Total operating expenses	—	—	1,732	—	1,732

Income from operations	—	—	237	—	237

Interest income	—	2	10	(2)	10
Interest expense	—	(11)	(4)	2	(13)
Equity in income of HDD	229	—	—	(229)	—
Equity in income of Non-Guarantors	—	238	—	(238)	—
Other, net	—	—	3	—	3

Other income (expense), net	229	229	9	(467)	—

Income before income taxes	229	229	246	(467)	237
Provision for income taxes	—	—	8	—	8

Net income	$229	$229	$238	$(467)	$229

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$5,374	$—	$5,374

Cost of revenue	—	—	4,241	—	4,241
Product development	—	—	474	—	474
Marketing and administrative	—	—	219	—	219
Restructuring, net	—	—	(1)	—	(1)

Total operating expenses	—	—	4,933	—	4,933

Income from operations	—	—	441	—	441

Interest income	—	5	23	(5)	23
Interest expense	—	(30)	(10)	5	(35)
Equity in income of HDD	427	—	—	(427)	—
Equity in income of Non-Guarantors	—	452	—	(452)	—
Other, net	—	—	12	—	12

Other income (expense), net	427	427	25	(879)	—

Income before income taxes	427	427	466	(879)	441
Provision for income taxes	—	—	14	—	14

Net income	$427	$427	$452	$(879)	$427

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 1, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$427	$427	$452	$(879)	$427
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	345	—	345
Equity in income of HDD	(427)	—	—	427	—
Equity in income of Non-Guarantors	—	(452)	—	452	—
Other non-cash operating activities, net	—	—	15		15
Changes in operating assets and liabilities, net	5	1	135	—	141

Net cash provided by (used in) operating activities	5	(24)	947	—	928

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(384)	—	(384)
Purchase of short-term investments	—	—	(3,381)	—	(3,381)
Maturities and sales of short-term investments	—	—	3,164	—	3,164
Other investing activities, net	—	1	(25)	—	(24)

Net cash provided by (used in) used in investing activities	—	1	(626)	—	(625)

Financing Activities
Repayment of long-term debt	—	(1)	—	—	(1)
Loan repayment to HDD from Non-Guarantor	—	46	(46)	—	—
Investment by Parent in HDD	(1)	1	—	—	—
Distribution to Parent from HDD	23	(23)	—	—	—
Issuance of common shares	80	—	—	—	80
Distribution to shareholders	(84)	—	—	—	(84)

Net cash provided by (used in) financing activities	18	23	(46)	—	(5)

Increase in cash and cash equivalents	23	—	275	—	298
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the period	$37	$—	$683	$—	$720

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 31, 2006. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. In November 2000, we acquired the disc drive business and the storage area networks business of Seagate Technology, Inc., a Delaware corporation, which we refer to herein as “Seagate Delaware,” in a series of transactions that we refer to herein as the November 2000 transactions. We sold our storage area networks business in November 2002.

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

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For the fiscal quarters ended March 31, 2006, December 30, 2005 and April 1, 2005, approximately 73%, 71% and 70%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Acer. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 24%, 26% and 28% of our disc drive revenue in the fiscal quarters ended March 31, 2006, December 30, 2005 and April 1, 2005, respectively. Retail sales in the fiscal quarter ended March 31, 2006, as a percentage of our disc drive revenue was 3%, compared to 3% and 2% in the fiscal quarters ended December 30, 2005 and April 1, 2005, respectively. For the fiscal quarters ended March 31, 2006, December 30, 2005 and April 1, 2005, approximately 31%, 29% and 30%, respectively, of our disc drive revenue came from customers located in North America, approximately 26%, 30% and 28%, respectively, came from customers located in Europe and approximately 43%, 41% and 42%, respectively, came from customers located in Asia Pacific. Substantially all of our revenue is denominated in U.S. dollars.

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

First, we believe that the industry is continuing to experience several trends relative to overall demand, including:

•	a continued proliferation of applications in the consumer electronics market that utilize disc drives for media-rich digital content in applications such as video storage, music and photographic. We estimate that in the most recent quarter industry shipments of disc drives to consumer electronics applications grew approximately 24% from the year-ago quarter. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. Disc drive products recently faced intense competition from flash technology, particularly with respect to storage components used in digital music players, leading to a reduction in industry demand of disc drives smaller than 2.5-inch form factor previously used in such applications. Notwithstanding the intensely competitive market, there continues to be new opportunities for disc drives in new and existing applications, including new gaming applications; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market, is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We believe that the principal factor in industry growth in enterprise storage applications was non-mission critical applications across multiple interfaces.

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

The increased industry demand and strains on industry capacity may have resulted in some unmet demand during the previous quarters, and we expect that the industry will continue to experience some component supply tightness, with supply potentially becoming even tighter in the second half of calendar 2006 for both substrates and finished media. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to product availability. This dynamic may also slow the rate of industry cost reductions.

Third, because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, the disc drive industry will experience seasonality as it responds to variations in customers demand for disc drives. In particular, sales of disc drives tend to be lower during the first half of the calendar year. In the desktop computer, notebook computer and consumer electronics markets, this seasonality is partially attributable to increased sales of personal computers and consumer electronics during the winter holiday season. In the enterprise market, sales are seasonal because of capital budgeting and purchasing cycles of end users. Additionally, given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, the industry may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry, particularly with respect to drives for desktop applications.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the March 2006 quarter with what we believe to be approximately 5 weeks of distribution channel inventory.

To address the growing demand for higher capacity products, the industry has begun a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. At this time it is unclear what impact this transition to perpendicular recording will have on the industry.

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

Revenue in the March 2006 quarter of $2.3 billion was driven primarily by increased demand in all of the available consumer electronics, mobile computing, enterprise and desktop storage markets compared to the year-ago March 2005 quarter.

•	Consumer Electronics – In the March 2006 quarter, we shipped 4.7 million drives in the consumer electronics (CE) market, an increase of 33% from the immediately preceding quarter and an increase of 12% from the year-ago quarter. With respect to digital video recorders and disc drive based DVD recorders, some of the consumer electronics market’s fastest growing applications, we shipped 2.5 million units, an increase of 4% from the immediately preceding quarter and an increase of 105% from the year-ago quarter. The total available market in the March 2006 quarter in the consumer electronics market increased from the immediately preceding quarter. As product transitions in gaming are well underway, high capacity digital video recorder installations are increasing and new markets such as video surveillance are unfolding, we expect further growth in this space throughout the remainder of the calendar year.

•	Mobile – Our market share of mobile computing products continued to increase during the March 2006 quarter. We saw strong demand for mobile computing products with shipments of 3.8 million units, an increase of 30% from the immediately preceding quarter and an increase of 112% from the year-ago quarter. We also saw an increase in higher capacity mobile disc drives, with shipments of disc drives with a capacity of 80GB and greater in the March 2006 quarter increasing 26% from the December 2005 quarter.

•	Enterprise –We extended our leadership position in this market with shipments of 3.5 million units in the March 2006 quarter, virtually flat from the immediately preceding quarter and an increase of 2% from the year-ago quarter. During the March 2006 quarter, we introduced our first enterprise product utilizing perpendicular recording technology

•	Desktop – In the March 2006 quarter we continued to lead the desktop market with shipments of 17.5 million units, an increase of 12% from the year-ago quarter and a decrease of 7% from the immediately preceding quarter primarily due to typical seasonal patterns. We believe we continued our areal density leadership in the desktop market with shipments of approximately 4.8 million units of desktop products using longitudinal technology at an areal density of 160GB per platter. We exited the March 2006 quarter with less than 5 weeks of distribution channel inventory for desktop products, which we believe was at the low-end of the industry average.

Historically, we have exhibited seasonally higher unit demand during the first half of each fiscal year. However, because of the dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter, particularly with respect to drives for desktop applications. We expect demand for our desktop and enterprise products during the June 2006 quarter to be seasonal and therefore slightly lower than that of the March quarter. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally.

In this period of rapid industry unit growth and strain on industry capacity and component availability, we believe that our internal manufacturing source of heads and media has contributed to our ability to meet market demand. In the December 2005 quarter, as we continued to broaden our product portfolio and gained acceptance in markets previously unaddressed by us, demand for our products in certain markets outpaced production capacity, which we believe resulted in some unmet demand. Currently, our internal and external supply of substrates and finished media is sufficient to meet our requirements, but with limited flexibility. In particular, we expect glass and aluminum substrates supply will continue to be tight during the second half of calendar 2006. Based on strong demand we have experienced for our products, we have increased our capital investment budget for fiscal 2006 to approximately $1 billion. We will add capacity in a measured manner, particularly in our key components capacity, to ensure that we can meet existing customer requirements. In addition, we need to restore flexibility in our factories, which have been running at virtually full capacity during all of calendar year 2005 and are anticipated to operate at full capacity during the June 2006 quarter.

We believe Seagate is leading the transition to perpendicular recording technology. To date, we have announced perpendicular technology based products for the enterprise, notebook, and handheld markets. The Momentus 5400.3 notebook product began shipping for revenue during the March 2006 quarter and the Cheetah 15K.5 enterprise product will begin shipping for revenue during the June 2006 quarter. The 12GB 1-inch drive is targeted for revenue shipments later this calendar year. In addition, we believe that by the end of the June 2006 quarter we will be the only manufacturer with perpendicular based products addressing all four major markets.

Pending Acquisition of Maxtor Corporation

On December 20, 2005, Seagate entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation (“Maxtor”), a Delaware corporation, and MD Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Seagate, by which Seagate has agreed to acquire Maxtor (the “Merger”). Under the agreement, which has been unanimously approved by the boards of directors of both Seagate and Maxtor, shares of Maxtor common stock and stock options will be converted into Seagate common shares at a fixed exchange ratio of 0.37 Seagate common shares for each outstanding share of Maxtor common stock. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Completion of the Merger is subject to customary closing conditions including the adoption of the Merger Agreement by the stockholders of Maxtor, the approval of the issuance of shares of Seagate common stock in the Merger by the stockholders of Seagate, and the receipt of required regulatory. The Merger may not be completed if any of the conditions are not satisfied or waived.

We received clearance to proceed with this transaction from the United States Federal Trade Commission on February 14, 2006 and on April 27 the European Union also cleared the transaction to proceed. We are continuing ongoing regulatory review processes in other countries with respect to the transaction. The Securities and Exchange Commission declared Seagate’s registration statement on Form S-4 relating to the Merger effective on April 14, 2006. A meeting date for shareholder approvals by both Maxtor and Seagate stockholders has been set for May 17, 2006 and Seagate and Maxtor are preparing for the closing of this transaction on or about May 19, 2006, contingent upon receipt of shareholder approvals, successful completion of the necessary regulatory reviews and the satisfaction of all other conditions to closing.

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

In March 2005, New SAC stated that it expected to make quarterly distributions of 25 million of the Company’s common shares owned by it to the more than 200 New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares. New SAC has distributed all 100 million of such shares. The four quarterly distributions in this manner were made on May 16, 2005, July 26, 2005, October 21, 2005 and January 3, 2006. These distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The first of these quarterly distributed shares will be eligible for resale under Rule 144 commencing May 16, 2006. The shareholders of New SAC with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

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

In August 2005, New SAC stated that it had suspended any further significant sales of the Company’s common shares and intended to dispose of the approximately 50 million remaining shares that would not be distributed pursuant to the quarterly distribution program described above through monthly distributions of approximately 10 million shares per month. As of December 30, 2005, New SAC owned 35,001,209 common shares of the Company, or 7.2% of total outstanding common shares. The final planned distributions were made in January 2006, and as of February 1, 2006 New SAC had disposed of all of its shares in us.

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

The following table summarizes the activity related to New SAC’s ownership of Seagate Technology’s common shares:

No. of Shares
New SAC ownership as of July 1, 2005	169,500,246
Shares sold by New SAC	(44,500,000)
Quarterly distribution of restricted shares	(24,999,753)
Monthly distribution of registered shares	(9,999,883)

New SAC ownership as of September 30, 2005	90,000,610
Quarterly distribution of restricted shares	(24,999,752)
Monthly distributions of registered shares	(29,999,649)

New SAC ownership as of December 30, 2005	35,001,209
Quarterly distribution of restricted shares	(24,999,752)
Monthly distribution of registered shares	(9,999,884)
Shares sold by New SAC	(1,573)

New SAC ownership as of March 31, 2006	—

Results of Operations

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
(dollars in millions)	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenue	$2,289	$1,969	$6,677	$5,374
Cost of revenue	1,733	1,492	4,995	4,241

Gross margin	556	477	1,682	1,133

Product development	195	164	573	474
Marketing and administrative	108	78	303	219
Restructuring	—	(2)	4	(1)

Income from operations	253	237	802	441
Other income, net	24	—	39	—

Income before income taxes	277	237	841	441
Provision for income taxes	3	8	8	14

Net income	$274	$229	$833	$427

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Revenue	100%	100%	100%	100%
Cost of revenue	76	76	75	79

Gross margin	24	24	25	21

Product development	8	8	9	9
Marketing and administrative	5	4	4	4
Restructuring	—	—	—	—

Income from operations	11	12	12	8
Other income, net	1	—	1	—

Income before income taxes	12	12	13	8
Provision for income taxes	—	—	—	—

Net income	12%	12%	13%	8%

Revenue. Revenue for the quarter ended March 31, 2006 was $2.289 billion, flat from $2.300 billion in the immediately preceding quarter, and up 16% from $1.969 billion in the year-ago quarter. Revenue for the nine months ended March 31, 2006 was $6.677 billion, up 24% from $5.374 billion in the year-ago nine-month period. The increase in revenue from the year-ago periods was primarily due to higher overall disc drive shipments and an improved product mix.

Unit shipments for our products in the quarter ended March 31, 2006 were as follows:

•	Consumer Electronics – 4.7 million, up from 3.5 million and 4.2 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile – 3.8 million, up from 2.9 million and 1.8 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 3.5 million, flat when compared with the immediately preceding quarter and up from 3.4 million units in the year-ago quarter.

•	Desktop – 17.5 million, down from 18.9 million in the immediately preceding quarter and up from 15.5 million units in the year-ago quarter.

Our overall average sales price per unit (ASP) for our products was $78 for the quarter ended March 31, 2006 as compared with $80 for the immediately preceding quarter.

We continue to maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue for the quarter ended March 31, 2006 decreased to approximately 6% of our gross revenue as compared to 7% of our gross revenue in the immediately preceding quarter, due to a change in revenue mix that reflected lower distribution revenue, for which sales programs are more prevalent. Additionally, sales programs recorded as contra-revenue for the quarter ended March 31, 2006 increased from 4% of our gross revenue in the year-ago quarter, due to significant growth in retail revenue and increased price protection related to desktop products during the current quarter.

Cost of Revenue. Cost of revenue for the quarter ended March 31, 2006 was $1.733 billion, up 1% from $1.709 billion in the immediately preceding quarter, and up 16% from $1.492 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended March 31, 2006 was 24% as compared with 26% and 24% for the immediately preceding quarter and year-ago quarter, respectively. Cost of revenue for the nine months ended March 31, 2006 was $4.995 billion, up 18% from $4.241 billion in the year-ago nine-month period. Gross margin as a percentage of revenue for the nine months ended March 31, 2006 was 25% as compared with 21% for the year-ago nine-month period. The decrease in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to higher unit shipments into gaming platforms, which are typically lower margin drives, excess service inventory resulting from a limited secondary market for enterprise drives and price erosion. The increase in gross margin as a percentage of revenue from the year-ago nine-month period was primarily due to higher overall unit shipments and an improved product mix partially offset by price erosion.

Product Development Expense. Product development expense decreased by $4 million, or 2%, for the quarter ended March 31, 2006 when compared with the immediately preceding quarter, and increased by $31 million, or 19%, when compared with the year-ago quarter. The decrease in product development expense from the immediately preceding quarter was primarily due to a $6 million charge in the immediately preceding quarter resulting from a cross-license agreement for emerging technology partially offset by a net increase in headcount and benefit costs and variable performance-based compensation. The increase in product development expense from the year-ago quarter was primarily due to $12 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation and $7 million in stock-based compensation. Product development expense increased by $99 million, or 21%, for the nine months ended March 31, 2006 when compared with the year-ago nine-month period. The increase in product development expense from the year-ago nine-month period was primarily due to $48 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $18 million in stock-based compensation and $6 million resulting from a cross-license agreement for emerging technology.

Marketing and Administrative Expense. Marketing and administrative expense were flat when compared with the immediately preceding quarter, and increased by $30 million, or 38%, when compared with the year-ago quarter. The increase in marketing and administrative expense from the year-ago quarter was due to increases of $13 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, and $7 million in stock-based compensation with the remainder primarily due to increases in other expenses including advertising and promotion. Marketing and administrative expense increased by $84 million, or 38%, for the nine months ended March 31, 2006. The increase in marketing and administrative expense from the year-ago nine-month period was primarily due to increases of $44 million in salaries resulting from increased headcount and benefits costs and increased variable performance-based compensation, $18 million in stock-based compensation and $17 million in legal and other outside services partially offset by a decrease of $8 million in the allowance for doubtful accounts.

Restructuring. During the nine months ended March 31, 2006, we recorded restructuring costs of approximately $4 million in connection with our ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We have substantially completed these restructuring activities initiated during the nine months ended March 31, 2006.

Net Other Income (Expense). Net other income was $24 million in the quarter ended March 31, 2006, $7 million in the immediately preceding quarter, and $0 in the year-ago quarter. Net other income was $39 million in the nine months ended March 31, 2006 compared to $0 in the year-ago nine-month period. The increase in net other income from the immediately preceding quarter was primarily due to a $7 million gain on an equity investment, an increase in interest income of $5 million resulting from higher average interest rates and higher average balances in our interest bearing accounts and a decrease of $4 million in interest expense resulting from the payoff of our term loan. The increase in net other income from the year both year-ago periods was primarily due to increases in interest income of $9 million and $25 million, respectively, resulting from higher average interest rates and higher average balances in our interest bearing accounts, decreases in interest expense of $5 million and $4 million, respectively, resulting from the payoff of our term loan, and a $7 million gain on an equity investment.

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

Our provision for income taxes recorded for the three and nine months ended March 31, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. and certain foreign deferred tax assets, and (iii) a tax benefit related to a reduction in previously accrued U.S. federal income taxes resulting from the final preparation of our U.S. fiscal 2005 income tax returns. Our provision for income taxes recorded for the three and nine months ended April 1, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance recorded for U.S. and certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) U.S. federal and state tax benefits related to U.S. restructuring costs recorded in the three and nine months ended April 1, 2005.

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

As of March 31, 2006, we recorded net deferred tax assets of $68 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2006 and 2007 and the first nine months of fiscal year 2008. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

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

The credit agreement that governs our senior unsecured revolving line of credit contains covenants that we must satisfy in order to remain in compliance with the agreement. These covenants require us, among other things, to maintain the following ratios: (1) minimum cash, cash equivalents and marketable securities of greater than $500 million; (2) a fixed charge coverage ratio for any four consecutive fiscal quarters of at least 1.50 to 1.00; and (3) a net leverage ratio of not more than 1.50 to 1.00 as of the end of any fiscal quarter. We are currently in compliance with all of these covenants, including the financial ratios that we are required to maintain.

The calculated financial ratios for the fiscal quarter ended March 31, 2006 are as follows:

	Required	March 31, 2006
Minimum Liquidity	Greater than $500 million	$2.040 billion
Fixed Charge Coverage Ratio	Not less than 1.50	3.93
Net Leverage Ratio	Not greater than 1.50	(0.95)

Under the $100 million revolving line of credit, Seagate Technology HDD Holdings had $59 million available for borrowing as of March 31, 2006. Although no borrowings have been drawn under this revolving line of credit to date, we had utilized $41 million of the revolving line of credit for outstanding letters of credit and bankers’ guarantees as of March 31, 2006.

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

Our financial results prior to the completion of the Merger may be adversely affected by cash expenditures and non-cash charges incurred in connection with the combination. Seagate will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, costs in obtaining regulatory approvals whether or not the Merger is completed. Seagate may also incur post-merger expenses, including costs of integrating the businesses of Seagate and Maxtor. These cash expenditures have been preliminarily estimated to be approximately $500 million and include restructuring and integration activities and retention bonuses. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $370 million (approximately $300 million of which is expected to be incurred in the first year following the closing). We anticipate that the majority of these cash expenditures and non-cash charges will occur in the 12 months following the closing of the Merger. The actual amount of the stock-based compensation charge will depend on the price of the Seagate common shares and the number of Maxtor options and restricted stock units outstanding as of the closing date, but we estimate that this charge would be approximately $32 million for the first 12 months after the closing and an aggregate of $47 million over the following two years, in each case based on a hypothetical closing date of April 10, 2006. We also anticipate approximately $580 million of incremental capital expenditures as we combine operations in the first 18 to 24 months after the closing.

We will also be required to issue common shares in the Merger that could have a market value at the time of issuance that is considerably higher or lower than at the time the Merger Agreement was executed.

Based on strong demand we have experienced for our products, we have also increased our capital investment budget for fiscal year 2006 to approximately $1 billion, up from the $700 million to $800 million previously anticipated and we may be required to further increase our capital investment budget in anticipation of increased customer demand before or after the Merger.

If the acquisition of Maxtor Corporation is completed, we will assume all debts and liabilities of Maxtor Corporation, together with cash and short-term investments, and any consolidated indebtedness of Maxtor Corporation outstanding at the completion of the acquisition, including, without limitation, its outstanding convertible senior notes, will be consolidated with our indebtedness for financial reporting purposes. Following the acquisition, we will require additional amounts of cash to fund scheduled payments of principal and interest on Maxtor’s indebtedness, which could limit our financial flexibility. In addition, Maxtor’s 2.375% convertible senior notes due 2012, which will be assumed by Seagate following the acquisition and of which $326 million were outstanding as of December 31, 2005, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes following the acquisition, Seagate will require additional amounts of cash to meet this obligation.

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

Discussion of Cash Flows

At March 31, 2006, our working capital was $1.972 billion, which included cash, cash equivalents and short-term investments of $2.040 billion. Cash, cash equivalents and short-term investments increased $204 million from July 1, 2005 to March 31, 2006. This increase was primarily due to cash provided by operating activities and proceeds from employee stock option exercises and employee stock purchases partially offset by investments in property, equipment and leasehold improvements, the repayment of our term loan, acquisitions for cash, investments in long-term assets and dividends to shareholders.

Cash provided by operating activities for the nine months ended March 31, 2006 was $1.295 billion and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation.

During the nine months ended March 31, 2006, we invested $606 million in property, equipment and leasehold improvements, including deposits and prepayments. The $606 million investment comprised:

•	$207 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$152 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$221 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$26 million for other purposes.

In fiscal year 2006, we expect that our investment in property, equipment and leasehold improvements will be approximately $1 billion in order to satisfy our customer’s requirements. We plan to finance these investments from existing cash balances and cash we expect to generate from operations in fiscal year 2006.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Liquidity Sources and Cash Requirements and Commitments

We are currently paying our common shareholders a quarterly dividend of up to $0.08 per share ($0.32 annually) so long as the aggregate amount of the dividends does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and the credit agreement governing our senior unsecured revolving line of credit. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant. On August 19, 2005, November 18, 2005 and February 17, 2006 we paid quarterly dividends aggregating approximately $115 million, or $0.24 per share, to our common shareholders of record as of August 5, 2005, November 4, 2005 and February 3, 2006. On April 18, 2006, we announced a quarterly dividend of $0.08 per share to be paid on or before May 19, 2006 to our common shareholders of record as of May 5, 2006.

In October 2005, we paid off our term loan facility in the amount of $341 million, including accrued interest. We may also use cash of up to $400 million to repurchase outstanding shares of our common stock as authorized by our board of directors. We did not repurchase any shares of our common stock during the nine months ended March 31, 2006.

Our principal sources of liquidity as of March 31, 2006 consisted of: (1) $2.040 billion in cash, cash equivalents, and short-term investments, (2) a $100 million revolving line of credit, of which $41 million had been used for outstanding letters of credit and bankers’ guarantees as of March 31, 2006, and (3) cash we expect to generate from operations.

Our principal liquidity requirements are to service our remaining debt and meet our working capital, research and development, capital expenditure needs and costs related to our potential acquisition of Maxtor. In addition, since the second half of fiscal year 2002 through the nine months ended March 31, 2006, we have paid quarterly dividends to our shareholders.

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

Our contractual cash obligations and commitments as of March 31, 2006 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2006	2007- 2008	2009- 2010	Thereafter
Contractual Cash Obligations:
Long term debt	$400	$—	$—	$400	$—
Capital expenditures	285	285	—	—	—
Operating leases (1)	136	7	20	10	99
Purchase obligations (2)	2,617	861	1,667	89	—

Subtotal	3,438	1,153	1,687	499	99
Commitments:
Letters of credit or bank guarantees	41	41	—	—	—

Total	$3,479	$1,194	$1,687	$499	$99

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 31, 2006. All investments mature in three years or less.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value March 31, 2006
	(in millions)
Assets
Cash equivalents:
Fixed rate	$951						$951	$949
Average interest rate	4.69%						4.6%

Short-term investments:
Fixed rate	$43	$546	$136	$35			$760	$751
Average interest rate	3.97%	3.39%	4.18%	4.55%			3.62%

Variable rate	$240						$240	$240
Average interest rate	4.75%						4.75%

Total investment securities	$1,234	$546	$136	$35			$1,951	$1,940
Average interest rate	4.68%	3.39%	4.18%	4.55%			4.28%

Long-Term Debt
Fixed rate				$400			$400	$414
Average interest rate				8.00%			8.00%

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

As of March 31, 2006, our notional values of foreign exchange forward contracts totaled $97 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. The table below provides information as of March 31, 2006 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table below is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:

Thai Baht	$80	40.66	$4
Singapore Dollar	6	1.61	—
British Pound	11	1.72	—
	$97		$4

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court noted in a footnote that our motion for summary judgment on 10 alleged trade secrets upon which Convolve stated they will not present evidence was withdrawn because Convolve agreed on the record that it could not sue Seagate on those trade secrets based upon any activity prior to December 7, 2005, the date of the hearing. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. – In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on rigid disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contained identical infringement claims against the same disc drive products, claimed immaterial monetary damages and attorney fees, and requested injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, and issued an order that Seagate products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board (“PRB”) declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case will be remanded to the PRB for further action to correct the procedural error. A new PRB panel has been appointed and the hearing scheduled for May 9, 2006. We believe the claims are without merit, and we intend to defend against them vigorously.

Seagate Technology v. Read-Rite Corporation. In order to clarify our rights under a Patent Cross-License Agreement between Seagate Delaware and Read-Rite Corporation, we filed a declaratory judgment action on May 7, 2003, in the Superior Court of California, County of Santa Clara, seeking a declaration that we are entitled to a cross-license, effective as of November 22, 2000, under terms substantially identical to those contained in the original Patent Cross-License Agreement. On June 11, 2003, Read-Rite Corporation answered the complaint putting forward a general denial and asserting various affirmative defenses. On June 17, 2003, Read-Rite Corporation filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Upon notice, our declaratory judgment action has been stayed. On July 23, 2003, the U.S. Bankruptcy Court approved Western Digital Corporation’s bid to acquire Read-Rite’s assets, including intellectual property that was the subject of Read-Rite’s dispute with us, in a transaction that closed on July 31, 2003. In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. On March 29, 2005, we reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to that settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supported the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee sought approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. Thereafter, we, the Bankruptcy Trustee, and Western Digital stipulated to the Trustee’s withdrawal of his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005 on our 365(n) election to retain the benefits of the Patent Cross-License Agreement. At the end of the September 27, 2005 hearing, the court requested additional briefing. On December 20, 2005, the Bankruptcy Court rejected our 365(n) election, ruling that we were not entitled to retain the benefits of the Patent Cross-License. On December 28, 2005, we filed a Notice of Appeal to the U.S. District Court for the Northern District of California. Briefing on the appeal was completed in late April 2006.

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

Perpendicular Recording Technology—If our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted.

To address the growing demand for higher capacity products, we have begun a transition to perpendicular recording technology to achieve continued growth in areal density. To date, we have announced perpendicular technology based products for the enterprise, notebook, and handheld markets and we believe that by the end of the June 2006 quarter we will be the only manufacturer with perpendicular technology based products addressing all four major markets.

Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. To the extent that our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted. This risk could be enhanced to the extent that these initial perpendicular technology based products experience any unanticipated or atypical reliability or operability problems.

In addition, if these perpendicular technology based products suffer unanticipated or atypical failures that were not anticipated in the design of those products, our service and warranty costs may materially increase adversely impacting our operating results.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For example, because of the dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter, particularly with respect to drives for desktop applications, which is expected to continue in a more traditional pattern in the June 2006 quarter. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally.

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, IBM and Acer, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

On December 28, 2005, we filed a Notice of Appeal to the U.S. District Court for the Northern District of California. Briefing on the appeal was completed in late April 2006.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of July 1, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

Ownership of Our Common Shares by Certain Equity Investors— In early January 2006, New SAC completed the planned distributions of our common shares to its shareholders. As a result of these distributions, affiliates of Silver Lake Partners, Texas Pacific Group and August Capital collectively own a significant number of our common shares. Four of our directors are affiliated with these equity investors and therefore have influence over corporate actions.

Four of our directors are affiliated with Silver Lake Partners, Texas Pacific Group and August Capital and therefore have influence over matters such as our business, policies and affairs; and the nomination for election of our directors and other matters submitted to our shareholders. For as long as these directors serve on our board of directors, they may continue to retain influence over us, even now that New SAC has distributed all of its shares in us. These equity investors may decide not to enter into a transaction in which you would receive consideration for your common shares that is much higher than the cost to you or the then-current market price of those shares. In addition, these equity investors could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares. Any decision regarding their ownership of us that these equity investors may make at some future time will be in their absolute discretion.

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

New SAC has disposed of all of its shares in us through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC made quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares through January 2006. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The first of these quarterly distributed shares will be eligible for resale under Rule 144 commencing May 16, 2006. The equity investors with the power to request registration of these shares have consented to an agreement among themselves not to do so until August 2006.

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

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares, which would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline. For example, we intend to issue common shares in connection with our acquisition of Maxtor Corporation upon the closing of the acquisition.

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

We paid quarterly dividends of $0.08 per share on each of August 19, 2005, November 18, 2005 and February 17, 2006 to our common shareholders of record as of August 5, 2005, November 4, 2005 and February 3, 2006, respectively. On April 18, 2006 we announced a dividend of $0.08 per share to be paid on or before May 19, 2006 to our common shareholders of record as of May 5, 2006.

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

Seagate believes that the acquisition of Maxtor will result in certain benefits, including certain cost synergies, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of Seagate and Maxtor must be successfully combined. The success of the Merger will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of Seagate and Maxtor. The combined company may fail to realize the anticipated benefits of the Merger for a variety of reasons, including the following:

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	revenue attrition in excess of anticipated levels;

•	failure to qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

•	failure to combine product offerings and product lines quickly and effectively;

•	potential incompatibility of technologies and systems;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.

In addition, although we currently plan to transition Maxtor’s volume to Seagate products starting in the first three to six months after the closing and expect this transition to be complete within nine to 12 months after the closing, we cannot assure you that we will be successful with this transition during the contemplated time frames or at all. Due to legal restrictions, Seagate and Maxtor have conducted, and until the completion of the Merger will conduct, only limited planning regarding the integration of the two companies following the Merger and will not determine the exact nature in which the two companies will be combined until after the Merger has been completed. Completion of the Merger is subject to satisfaction of a number of conditions, including the receipt of certain antitrust approvals. Although we have received clearance to proceed with this transaction from the United States Federal Trade Commission and the European Union, we are continuing ongoing regulatory review processes in other countries with respect to the transaction for which the timing cannot be predicted. The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate Maxtor’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

We expect the integration of Seagate and Maxtor will result in revenue attrition, significant accounting charges and increased capital expenditures that will have an adverse effect on the results and financial condition of the combined company.

The financial results of the combined company may be adversely affected by cash expenditures and non-cash charges incurred in connection with the combination. The cash expenditures have been preliminarily estimated to be approximately $500 million and include restructuring and integration activities and retention bonuses. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $370 million (approximately $300 million of which is expected to be incurred in the first year following the closing). We anticipate that the majority of these cash expenditures and non-cash charges will occur in the 12 months following the closing of the Merger. The actual amount of the stock-based compensation charge will depend on the price of the Seagate common shares and the number of Maxtor options and restricted stock units outstanding as of the closing date, but we estimate that this charge would be approximately $32 million for the first 12 months after the closing and an aggregate of $47 million over the following two years, in each case based on a hypothetical closing date of April 10, 2006. A substantial portion of the cash expenditures relating to restructuring activities will be recorded as liabilities assumed from Maxtor and will increase goodwill, while the non-cash charges will reduce earnings of the combined enterprise. In addition, the combined company is likely to incur revenue attrition. We also anticipate approximately $580 million of incremental capital expenditures as we combine operations in the first 18 to 24 months after the closing. As a result of the revenue attrition, capital expenditures and charges described above, the operating results and financial condition of the combined company may be adversely affected after the consummation of the Merger, particularly in the first year following the closing.

If Maxtor fails to maintain an effective system of internal controls over financial reporting, it could affect the quality of Seagate’s financial statements.

In its Report on Form 10-Q for the period ended October 1, 2005, Maxtor reported that material weaknesses had previously been identified in its internal controls over financial reporting as disclosed in its annual report on Form 10-K/A for the fiscal year ended December 27, 2003 filed on February 22, 2005 and subsequent periodic filings. Specifically, material weaknesses were identified with respect to its financial statement close process, including its review of complex, non-routine transactions. These material weaknesses contributed to post-closing adjustments and the resulting need to amend its financial statements. Its amendment of previously released financial statements could diminish public confidence in the reliability of its financial statements, which could harm its business. In addition, Maxtor has had three chief executive officers and five chief financial officers since the beginning of 2003. Maxtor stated that it could not assure investors that it will not in the future identify further material weaknesses or significant deficiencies in its internal controls over financial reporting. In its Report on Form 10-K for the fiscal year ended December 31, 2005, Maxtor reported that its internal controls over financial reporting are effective.

The announcement and pendency of the Merger could cause disruptions in the businesses of Seagate and Maxtor, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Seagate and Maxtor have operated and, until the completion of the Merger, will continue to operate independently. Uncertainty about the effect of the Merger on employees, customers, distributors and suppliers may have an adverse effect on Seagate and Maxtor and consequently on the combined company. These uncertainties may impair Seagate’s and Maxtor’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the materiality standards agreed to by the parties in the Merger Agreement, Seagate and Maxtor may be obligated to consummate the Merger in spite of the adverse effects resulting from the disruption of Seagate’s and Maxtor’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, distributors, suppliers and employees after the Merger or to achieve the anticipated benefits of the Merger. For example, in many instances, Seagate and Maxtor serve the same customers, and some of these customers may decide it is desirable to have additional or different suppliers, reducing the combined company’s share of the market. Revenues that may have ordinarily been received by Seagate or Maxtor may be delayed until or after the Merger is completed or not earned at all, and cost reductions that would ordinarily have been achieved might be delayed or not achieved at all, whether or not the Merger is completed. Moreover, integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Seagate and Maxtor. Each of these events could adversely affect Maxtor in the near term and the combined company, if the Merger is completed. Moreover, integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Seagate and Maxtor. Each of these events could adversely affect Maxtor in the near term and the combined company, if the Merger is completed.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the Merger is conditioned upon the receipt of certain governmental approvals. Although Seagate and Maxtor have agreed in the Merger Agreement to use their best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. While Seagate and Maxtor do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger or reducing the anticipated benefits of the Merger. If Seagate agrees to any material conditions in order to obtain any approvals required to complete the Merger, the business and results of operations of the combined company may be adversely affected.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of Seagate.

If the Merger is not completed, the ongoing business of Seagate may be adversely affected and Seagate will be subject to a number of risks, including the following:

•	Seagate may be required to pay Maxtor a reverse termination fee of (i) $300 million if the Merger Agreement is terminated as a result of the failure to obtain certain antitrust or other regulatory approvals or, under certain circumstances, the failure to complete the Merger by March 20, 2007 and (ii) $10 million plus an amount equal to the sum of Maxtor’s expenses if the Merger Agreement is terminated as a result of the failure of Seagate shareholders to approve the issuance of Seagate common shares in the Merger;

•	Seagate will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees whether or not the Merger is completed; and

•	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by Seagate management, which could otherwise have been devoted to other opportunities that may have been beneficial to Seagate, in each case, without realizing any of the benefits of having completed the Merger. If the Merger is not completed, these risks may materialize and may adversely affect Seagate’s business, financial results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended March 31, 2006 that were not registered under the Securities Act of 1933, as amended.

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

SEAGATE TECHNOLOGY

DATE: April 28, 2006	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer, President and Director
(Principal Executive Officer)

DATE: April 28, 2006	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)