Form 10-K
period 2006-06-30
SEAGATE TECHNOLOGY
filed 2006-09-11
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-31560

SEAGATE TECHNOLOGY

(Exact name of Registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES  ☐  NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer   ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.4 billion based upon a closing price of $19.99 reported for such date by the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of September 1, 2006 was 578,786,348.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements, including, in particular, statements about our plans, strategies and prospects in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. These statements identify prospective information. These forward-looking statements are based on current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ, possibly materially, from those in the forward-looking statements. These risks include, among others, risks related to price and product competition in our industry, customer demand for our products, the development and introduction of new products, the impact of technological advances, risks related to our intellectual property, general market conditions and the factors listed in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.    BUSINESS

We are the leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us the leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders, digital music players and gaming devices.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal years 2006, 2005 and 2004, approximately 72%, 72% and 64%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, Microsoft and IBM. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Also, we are currently expanding our direct sales to retailers. For fiscal years 2006, 2005 and 2004, approximately 30%, 31% and 29%, respectively, of our disc drive revenue came from customers located in North America, approximately 27%, 28% and 33%, respectively, came from customers located in Europe and approximately 43%, 41% and 38%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Acquisition of Maxtor Corporation

On May 19, 2006, we acquired Maxtor Corporation in a stock for stock transaction. We expect the acquisition of Maxtor to build on our foundation as the leading global disc drive company, leveraging the strength of our significant operating scale to drive product innovation and maximize operational efficiencies. We believe the combined company will be well-positioned to accelerate delivery of a diverse set of compelling and cost-effective solutions to the growing customer base for data storage products.

The acquisition provides us with enhanced scale, greater capacity and an increased customer base which we expect will allow us to eventually achieve significant cost synergies from leveraging our research and development platform, reducing product and supply chain costs, as well as scaling our sales, marketing and administrative infrastructure. We also acquired a final assembly and test manufacturing facility in Suzhou, China, significantly increasing our China-based manufacturing presence, as well as the retail and branded solutions operations of Maxtor and the right to use the Maxtor brand and other related trade names. The acquisition has also provided us access to talented personnel in the branded solution, product development, and other key functional areas.

We are engaged in integration and restructuring processes whereby we are driving to replace Maxtor-designed disc drive products with Seagate-designed disc drive products. We expect this process to be substantially complete by the end of calendar year 2006. We foresee there to be a transitional period through the first six months of fiscal year 2007 during which we expect the inefficient use of the Maxtor manufacturing infrastructure as we wind down the volume of Maxtor-designed disc drive products and incur up-front investment needed for capacity additions to support the ramp-up of Seagate-designed disc drive products. In addition, work force reductions took place after the transaction closed as we addressed the redundancies that exists between the two companies and will continue to be implemented based on production transitions, customer support and administrative requirements.

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

An emerging application in enterprise storage is the use of business critical storage systems. These systems use higher capacity disc drives to access less frequently needed data that historically have been addressed by tape or other backup and archival technologies.

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

Overview of Disc Drive Technology

All disc drives incorporate the same basic technology although individual products vary. One or more discs are attached to a spindle assembly powered by a spindle motor that rotates the discs at a high constant speed around a hub. The discs, or recording media, are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a layer of a thin-film magnetic material. Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs. The read/write heads are mounted vertically on an E-shaped assembly. The E-block and the recording media are mounted inside a metal casing, called the base casing.

Upon instructions from the drive’s electronic circuitry, a head positioning mechanism, or actuator, guides the heads to the selected track of a disc where the data is recorded or retrieved. Application specific integrated circuits, or ASICs, and ancillary electronic control chips are collectively mounted on printed circuit boards. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. Disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture, or ATA, Serial ATA, or SATA, which provides higher data transfer rates than the previous ATA standard, small computer system interface, or SCSI, serial attached SCSI, or SAS, and Fibre Channel.

Disc drive performance is commonly assessed by six key characteristics:

•	storage capacity, commonly expressed in gigabytes (GB) or terabytes, which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute (RPM), which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface,

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc; and

•	product quality and reliability, commonly expressed in annualized return rates (ARR).

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. Although the rate of increase in areal density is slowing, we expect the long-term demand for increased drive capacities to continue to increase as audio and visual data require many multiples of the storage capacity of simple text. We have pursued, and expect to continue to pursue, a range of technologies to increase areal densities across the entire range of our products to increase disc drive capacities and to enable the production of higher capacity, smaller form factor disc drives. For example, the disc drive industry is undergoing a shift from longitudinal to perpendicular recording technology, in which data bits are oriented vertically on the disc platter (perpendicular to the disc surface), rather than flat to the surface in order to increase areal density and capacity. As a result of the transition to perpendicular recording technology, there is a need to increase the thickness of the recording materials, and increase the complexity of the read/write head technology. Furthermore, perpendicular recording technology requires a complex interplay between the read/write heads, the recording media, the ASICs and the disc drive software.

Manufacturing

We pursue an integrated business strategy based on the ownership of critical component technologies. This strategy allows us to maintain control over our product roadmap and component cost, quality and availability. Our manufacturing efficiency and flexibility is a critical element of our integrated business strategy. We continuously seek to improve our manufacturing efficiency by:

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

Manufacturing our disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, assemble and/or manufacture a number of the most important components found in our disc drives, including read/write heads, recording media, printed circuit boards and spindle motors.

We believe that because of our vertical design and manufacturing strategy, we are well suited to meet the challenges posed by the close interdependence of components for disc drives, which is especially critical in the design and production of products incorporating perpendicular recording technology.

Read/Write Heads.    The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits. Beginning with six-inch round ceramic wafers, we process more than 25,000 head elements at one time. Each of these head elements goes through more than 300 steps, all in clean room environments. Our read/write heads require highly advanced processes with tolerances approaching the thickness of a single atom. We perform all primary stages of design and manufacture of read/write heads at our facilities. Although the percentage of our requirements for read/write heads that we produce internally varies periodically, we currently manufacture all of our read/write heads. With perpendicular recording technology in the process of replacing longitudinal recording technology, the tolerances and complexity of recording heads are becoming even more demanding. Because perpendicular recording technology utilizes existing capital equipment to manufacture read/write heads, additional capital investments will be driven primarily by volume.

Recording Media.    The function of the recording media is to magnetically store information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. As a result, the manufacturing of recording media requires sophisticated thin-film processes. Each disc is a sequentially processed set of sputtered layers that consist of structural, magnetic, protective and lubricating materials. Once complete, the disc must have a high degree of physical uniformity to assure reliable and error-free storage.

We purchase approximately 50% of our aluminum substrate blanks for recording media production from third parties, mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at our plant in Northern Ireland. We also purchase all of our glass substrates from third parties (mainly in Japan) in manufacturing our disc drives used in mobile and small form factor consumer electronics products. The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. We continue to expand our media production facility in Singapore to further increase our production capacity, and with the acquisition of Maxtor, are in a position to relocate Maxtor’s media process equipment to Asia and further expand our media production in Singapore near our current media facility. Our long-term strategy is to purchase no more than 20% of our recording media requirements from third-party suppliers in any given year. Although the increased thickness of the recording media required by perpendicular recording technology could have a negative effect upon our manufacturing throughput, we believe we have compensated for this effect by investing in advanced manufacturing technologies.

Perpendicular recording technology requires more layers and the use of more precious metals and scarce alloys in the sputtering process required to create such layers. As a result, products utilizing perpendicular recording technology are more sensitive to fluctuations in prices and availability of precious metals and scarce alloys. As our product offerings transition to perpendicular recording technology, we may be required to maintain an increased inventory of precious metals and scarce alloys.

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

Disc Drive Assembly.    Following the production of the individual components of the disc drive, the first step in the manufacture of a disc drive itself is the assembly of the actuator arm, read/write heads, discs and spindle motor in a housing to form the head-disc assembly. The production of the head-disc assembly involves largely automated processes. Printed circuit boards are then matted to the head-disc assembly and the completed unit is tested prior to packaging and shipment. Final assembly and test operations of our disc drives occur primarily at facilities located in China, Singapore and Thailand. Also, through the acquisition of Maxtor, we have acquired a final assembly and test manufacturing facility in Suzhou, China, significantly increasing our China-based manufacturing presence. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and in the United States, in California and Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, and in Europe and the United States.

Products

We offer a broad range of disc drive products for the enterprise, desktop, mobile computing, consumer electronics and branded solutions markets of the disc drive industry. While most of our products currently employ longitudinal recording technology, we were the first disc drive manufacturer to announce perpendicular recording technology based products for all major markets described below, with products shipping for revenue in the desktop, enterprise, mobile and branded solution markets during fiscal year 2006. We expect that by the end of fiscal year 2007, more than half of our disc drive unit shipments will be perpendicular recording technology based products.

We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, the dimensions of the disc drive, or capacity. Historically, our industry has been characterized by continuous and significant advances in technology, which has contributed to rapid product life cycles; however, based upon the recent pace of new product introductions, we believe that our industry is currently in a period in which the rate of increases in areal density, which is the storage capacity per square inch on a disc, is lower than the rate of the last several years, resulting in longer product life cycles. We list below our main current product offerings.

Enterprise Storage

Cheetah SCSI/SAS/Fibre Channel Family.    Our Cheetah 3.5-inch disc drives ships in 10,000 and 15,000 RPM and storage capacities ranging from 36GB to 300GB. Commercial uses for Cheetah disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

Savvio SCSI/SAS/Fibre Channel Family.    Savvio, our 2.5-inch enterprise disc drive first introduced in fiscal year 2004, is designed to enable space optimization, maximized performance and availability, ships in 10,000 RPM and in 36GB and 73GB capacities. This disc drive is our first enterprise disc drive in the smaller 2.5-inch form factor and, as such, allows the installation of more disc drives per square foot, thus facilitating faster access to data. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disc drives and in June 2006 we announced the next generation of our Savvio disc drive, a perpendicular recording technology based product with increased capacity and improved power consumption, allowing improved space optimized enterprise storage systems.

Barracuda ES SATA Family.    In June 2006, we announced the Barracuda ES, a 3.5-inch form factor disc drive using perpendicular recording technology, to address the emerging market in enterprise storage of the use of business critical storage systems for capacity-intensive enterprise applications that require space optimization, maximized performance and availability.

Desktop Storage

U Series X and Barracuda ATA/SATA Family.    The U Series X and Barracuda ATA/SATA families of 3.5-inch disc drives are used in desktop applications, workstations and low-end applications and ship in capacities ranging from 10GB to 750GB at 7,200 or 5,400 RPM. In June 2006, we announced our DB35 Series disc drive, with capacities up to 750GB utilizing perpendicular recording technology.

Consumer Electronics Storage

Barracuda ATA/SATA Family, Momentus ATA and ST1 ATA/Compact Flash/USB.    The Barracuda ATA/SATA families of 3.5-inch disc drives are used in digital video recorders, audio jukeboxes, home media centers, and home and industrial security systems. In June 2006, we announced the DB35 Series disc drive, with capacities up to 750GB utilizing perpendicular recording technology to help manufacturers optimize performance for high video capacities

The Momentus ATA family of 2.5-inch, 7,200 and 5,400 RPM disc drives, including our recently announced Momentus LD25 Series, with capacities up to 100GB, are built specifically for game consoles, home entertainment devices and small footprint media PCs.

The ST1 series of 1 inch disc drives are used in hand-held consumer electronics devices such as digital music players, digital cameras and digital video cameras, with capacities shipping up to 12GB at 3,600 RPM.

In June 2006, we announced the Seagate ST18 Series disc drives which leverages our perpendicular recording technology to deliver an industry leading 160GB on a single platter in a compact 1.8-inch disc drive designed for use in digital media players, GPS systems, digital video cameras and palmtop PCs.

Mobile Computing

Momentus ATA Family.    The Momentus family of disc drives, our mobile computing disc drive products, is available in capacities up to 160GB, at 7,200 or 5,400 RPM. Commercial uses for Momentus disc drives include notebook computers running popular office applications and notebooks for business, government and education environments. Consumer uses for Momentus disc drives include notebook computers, tablet computers and digital audio applications. In June 2006, we announced three new products for the mobile compute market, all utilizing perpendicular recording technology, including the Momentus 5400 PSD, a 2.5-inch notebook hybrid drive that combines rotating disc storage with flash memory for greater power efficiency, faster boot-ups and increased reliability; the Momentus 5400.2 FDE, the industry’s only 2.5-inch encrypting disc drive that delivers the highest levels of protection for data on lost, stolen or retired notebooks; and the Momentus 7200.2, a 7,200 RPM disc drive for high-performance notebooks.

Branded Solutions

Our branded solutions products include disc drive products of all form factors with capacities up to 750GB for use in various home and office storage appliances and applications. With the acquisition of Maxtor, we also acquired the retail and branded solutions operations of Maxtor and the right to use the Maxtor brand and other related trade names such as “OneTouch”. We believe the Maxtor brand is a valuable asset in the branded solutions market, and we intend to continue to offer the range of Maxtor brand of products to consumers globally. Combining the Seagate and Maxtor-branded solutions product lines delivers the industry’s largest footprint in the branded solutions disc drive market. We also see very encouraging trends for growth in attached and networked, home and small business storage solutions.

Customers

We sell our disc drive products primarily to major OEMs and distributors. OEM customers incorporate our disc drives into computer systems, storage systems and consumer electronic applications for resale. Distributors typically sell our disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 72%, 72% and 64% of our disc drive revenue in fiscal years 2006, 2005 and 2004, respectively. Shipments to distributors were approximately 25%, 26% and 35% of our disc drive revenue in fiscal years 2006, 2005 and 2004, respectively. Sales to Hewlett-Packard accounted for approximately 17%, 18% and 19% of our disc drive revenue in fiscal years 2006, 2005 and 2004, respectively, while sales to Dell as a percentage of our disc drive revenue were 11% and 12% in fiscal years 2006 and 2005, respectively. No other customer accounted for 10% or more of our disc drive revenue in fiscal years 2006, 2005 and 2004. Retail sales in fiscal year 2006 as a percentage of our disc drive revenue increased to 3% from 1.7% and 0.9% in fiscal years 2005 and 2004, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.”

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

The Company has significantly increased its sales to retail customers in the last two years and the recent Maxtor acquisition has further expanded our retail customer base. Retail sales typically require higher marketing support, sales incentives and longer price protection periods.

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

Sales, Marketing and Customer Service

Our marketing organization works to increase demand for our disc drive products through strategic collaboration with key OEM customers and distribution partners to align our respective product roadmaps and to build our brand and end-customer relationships. As customer and markets increasingly demand a broad variety of products with different performance and cost attributes, we have recently organized the Company’s marketing organization with groups focused on the strategic needs of our increasingly diverse customer base. We believe this enables us to serve both our core markets and better identify, develop and serve emerging markets.

Our sales organization focuses on deepening our relationship with our customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized by customer type and regionally among North America, Japan, Asia-Pacific (excluding Japan) and Europe, Africa and the Middle East. In addition, we have a sales operation group which focuses on aligning our production levels with customers’ product requirements. Our sales force works directly with our marketing organization to coordinate our OEM and distribution channel relationships. We maintain sales offices throughout the United States and in Australia, China, England, France, Germany, India, Ireland, Japan, Singapore and Taiwan.

With the acquisition of Maxtor, we acquired the right to the use the Maxtor and other related brand names. We believe the Maxtor brand is a valuable asset in the retail market and distribution channel, and we intend to continue to offer the Maxtor brand of products to consumers globally to broaden our reach into and coverage of these channels as well as optimize the impact of our marketing investments.

Our customer service organization maintains a global network of service points to process warranty returns and manage outsourced repair vendors. We warrant our products for periods ranging from one year to five years, with all internal desktop and notebook disc drives shipped through the distribution and retail channels being warranted for five years.

Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

The disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. Some of the principal factors used by customers to differentiate among disc drive manufacturers are storage capacity; price per unit and price per gigabyte; storage/retrieval access times; data transfer rates; product quality and reliability; production volume capability; form factor; responsiveness to customer preferences and demands; warranty; and brand.

We believe that our products are competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include other independent disc drive manufacturers such as Western Digital, as well as large captive manufacturers such as Fujitsu, Hitachi Global Storage Technologies, Samsung and Toshiba. Because they produce complete computer systems, captive manufacturers can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the disc drives included in their computer systems and allows them to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, ASICs, and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy.

We also face indirect competition from the large captive manufacturers, who continually evaluate whether to manufacture their own disc drives and other information storage products or purchase them from outside sources other than us. These manufacturers also sell disc drives to third parties, which results in direct competition with us. We expect that continued consolidation both among independent manufacturers and among captive manufacturers will increase the threat posed to our business by these competitors. During the last few years, additional competitors have entered the market, including Cornice and GS Magicstor, offering 1-inch disc drives, and Excelstor as a contract manufacturer of desktop disc drives.

With respect to our lower capacity, smaller form factor disc drives, such as our ST1 used in hand-held consumer electronics devices such as digital music players, digital cameras and digital video cameras, we have seen increased competition from other companies that produce alternative storage technologies like flash memory.

Price Erosion.    Our competitors have historically offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. Even during periods when demand for disc drives is growing, our industry is price competitive and vendors experience price erosion over the life of a product. In addition, price erosion may be more pronounced during periods of industry consolidation, such as leading up to and after the closing of our acquisition of Maxtor. Price erosion has increased as product life cycles have lengthened due to a slowing in the rate of increase in areal density. This slowing of the areal density curve may contribute to increases in average price erosion to the extent that historical price erosion patterns continue, product life cycles are lengthened, our competitors have more time to enter the market for a particular product, and we are unable to offset this with new products at higher average prices. We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices as well as introduce new product offerings that utilize advanced technologies prior to that of our competitors to take advantage of potentially higher initial profit margins and reduced cost structure on these product introductions. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Product Life Cycles and Changing Technology.    Historically, competition and changing customer preference and demand in the disc drive industry have shortened product life cycles and caused acceleration in the development and introduction of new technology. Based on the recent pace of new product introductions, however, we believe that the current rate of increase in areal density is slowing from the rate of the last several years, and the resulting variability in product life cycles may make planning for product transitions more critical. We believe that our future success will depend upon our ability to develop, manufacture and market products of high quality and reliability which meet changing user needs and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. It is unclear what impact the industry’s ongoing shift from longitudinal to perpendicular recording technology will have on product life cycles.

Research and Development

We are committed to developing new component technologies and products and evaluating alternative storage technologies. We have increased our focus on research and development and realigned our disc drive development process. This structured product process is designed to bring new products to market through predictable and repeatable methodologies. Seagate’s research group, which is based in Pittsburgh, Pennsylvania, is dedicated to extending the capacity of magnetic and optical recording and exploring alternative data storage technologies, including perpendicular recording technology and heat assisted magnetic recording technology. Perpendicular recording technology involves a different orientation for the magnetic field than is currently used in disc drives, and heat assisted magnetic recording technology uses heat generated by a laser to improve storage capacity. Our advanced technology integration effort focuses disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2006, 2005 and 2004, we had product development expenses of $805 million, $645 million and $666 million, respectively.

Patents and Licenses

As of June 30, 2006, we had approximately 3,768 U.S. patents and 652 patents issued in various foreign jurisdictions as well as approximately 1,228 U.S. and 695 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the information storage industry, we believe that the improvement of existing products, reliance upon trade secret law, the protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to obtain patents, where available, in connection with our research and development program.

The information storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the information storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse effect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 3. Legal Proceedings.” The costs of engaging in intellectual property litigation may be substantial regardless of the merit of the claim or the outcome. We have patent cross-licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we are engaged in negotiations with other major disc drive companies and component manufacturers with respect to ongoing patent cross-licenses.

Backlog

In view of customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the disc drive industry is of limited indicative value in estimating future performance and results.

Employees

At June 30, 2006, we employed approximately 60,000 people worldwide, of which approximately 46,000 employees were located in our Asian operations. As part of the ramp-down of Maxtor-designed disc drive products, we expect to reduce the number of employees by approximately 5,100. In addition, we make use of temporary employees, principally in manufacturing, who are hired on an as-needed basis. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels, and even then we cannot assure you of any such success. We believe that our employee relations are good.

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

Executive Officers

The following table sets forth the name, age and position of each of the persons who were serving as executive officers as of September 8, 2006. There are no family relationships among any of our executive officers.

Name	Age	Position
William D. Watkins	53	Chief Executive Officer and Director
David A. Wickersham	50	President and Chief Operating Officer
Charles C. Pope	51	Executive Vice President, Finance and Chief Financial Officer
Brian S. Dexheimer	43	Executive Vice President, Worldwide Sales, Marketing and Customer Service
William L. Hudson	54	Executive Vice President, General Counsel and Corporate Secretary
Robert Whitmore	44	Executive Vice President, Product and Process Development
James M. Chirico, Jr.	48	Executive Vice President, Global Disc Storage Operations
Michael J. Wingert	45	Executive Vice President, Maxtor Integration and Chief Technical Officer
Jaroslaw S. Glembocki	50	Senior Vice President, Heads and Media

Mr. William D. Watkins, our Chief Executive Officer and one of our Directors, joined us as Executive Vice President of our Recording Media Group in February 1996, upon our merger with Conner Peripherals, Inc. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations, and in August 1998, he was appointed to the position of Chief Operating Officer, with responsibility for our disc drive manufacturing, recording media and head operations and product development. In June 2000, he was appointed to the position of President, and in November 2000, he became a member of our board of directors. In April 2004, Mr. Watkins relinquished the title of Chief Operating Officer and he was appointed as our Chief Executive Officer effective July 3, 2004. On September 8, 2006, he relinquished the title of President. Prior to joining us, he was President and General Manager of the Disk Division at Conner Peripherals, Inc., an information storage solutions company, from January 1990 until December 1992. In January 1993, Mr. Watkins became President of Heads & Media Manufacturing Operations at Conner Peripherals, Inc.

Mr. David A. Wickersham joined us in May 1998 as Senior Vice President, Worldwide Materials. He assumed responsibilities for Worldwide Product Line Management in August 1999. In May 2000, he was promoted to Executive Vice President and in April 2004, assumed the responsibility of Chief Operating Officer. On September 8, 2006, he was promoted to President. Prior to joining us, Mr. Wickersham was Vice President, Worldwide Materials at Maxtor Corporation from 1996 to May 1998. From 1993 to 1996, Mr. Wickersham was Director of Corporate Materials at Exabyte Corporation. From 1978 to 1993, he held various management positions at IBM.

Mr. Charles C. Pope, our Executive Vice President of Finance since April 1999 and our Chief Financial Officer since February 1998, joined us as Director of Budgets and Analysis in 1985 with our acquisition of Grenex, Inc. From January 1997 to April 1999, Mr. Pope was our Senior Vice President of Finance. He has held a variety of positions in his 21-year executive experience with us, including as Director of Finance of the Thailand operations, Vice President of Finance of the Asia Pacific operations, Vice President of Finance and Treasurer of our predecessor, Seagate Technology, Inc., Vice President and General Manager of Seagate Magnetics and, most recently, Senior Vice President of Finance of the Storage Products Group.

Mr. Brian S. Dexheimer joined us as a result of our acquisition of Imprimis in 1989. His career includes more than 21 years of experience in data storage, holding various sales, sales management and marketing positions with us. Mr. Dexheimer held the position of Vice President, Marketing and Product Line Management in the Removable Storage Solutions group from 1996 to July 1997. In July 1997, he was promoted to Vice President and General Manager of Removable Storage Solutions until August 1998 when he was promoted to Senior Vice President, Product Marketing and Product Line Management for Desktop disc drives. In August 1999, he was promoted to Senior Vice President, Worldwide Sales and Marketing. He was promoted to Executive Vice President Worldwide Sales, Marketing and Customer Service in August 2000. In December 2005, he assumed the additional role of Executive Vice President, Storage Business.

Mr. William L. Hudson, our Executive Vice President, General Counsel and Corporate Secretary, joined us in January 2000 as a Senior Vice President and was promoted to Executive Vice President in November 2002. Prior to joining us, Mr. Hudson was a partner of the law firm Gibson Dunn & Crutcher, LLP from August 1997 to December 1999 and, from October 1984 to July 1997, he was a partner of the law firm Brobeck, Phleger & Harrison, LLP.

Mr. Robert Whitmore was promoted to Executive Vice President of Product and Process Development in February 2006. Prior to this promotion, he was our Senior Vice President of Product and Process Development since October 2004. In this position, he is responsible for managing worldwide product and process development for design centers located in Minnesota, Colorado and Singapore. His experience includes nearly 21 years in the disc drive industry. Prior to his current position, he was Senior Vice President of Product Development Engineering from 2002 to 2004 for Enterprise, Personal and Consumer Storage. In this position he managed all disc drive products engineering organizations. During 1999 to 2002, as Vice President of Enterprise Storage Design Engineering, Mr. Whitmore’s organization was responsible for the launch of multiple key products for us. After returning from his expatriate assignment in Singapore in 1997, where he was responsible for all Enterprise Storage products, he served as Vice President responsible for our Twin Cities Manufacturing Operations.

Mr. James M. Chirico, Jr., our Executive Vice President, Global Disc Storage Operations, joined us in 1998 as Senior Vice President of Worldwide Manufacturing Quality based in Singapore. In April 1999, he was appointed Senior Vice President and General Manager of Recording Head Operations based in Minnesota and in September 2000, he was appointed to the position of Senior Vice President and General Manager, Asia Operations. Mr. Chirico was appointed to his current position of Executive Vice President, Global Disc Storage Operations in February of 2006. Prior to joining us, Mr. Chirico spent 17 years with IBM where he held a number of management positions within manufacturing operations.

Mr. Michael J. Wingert has been our Executive Vice President of Maxtor Integration since May 2006. On September 8, 2006, he also assumed the responsibility of Chief Technical Officer. Prior to our acquisition of Maxtor, Mr. Wingert served as President and Chief Operating Officer of Maxtor Corporation from November 2004 to May 2006. Mr. Wingert previously served at Cornice, Inc. as Chief Operating Officer from May 2004 to November 2004, and as President and Chief Executive Officer from July 2004 to November 2004. Mr. Wingert served as Maxtor’s Executive Vice President/ General Manager, Server Products Group from November 2001 to May 2004. From October 1994 until October 1999, Mr. Wingert served as Maxtor’s Vice President, Desktop Engineering and became Senior Vice President, Engineering in October 1999. Prior to joining Maxtor in 1994, Mr. Wingert held various senior management positions in product test and development at IBM.

Mr. Jaroslaw S. Glembocki was promoted to Senior Vice President of our Recording Heads and Media Operations in October 2000. In this position, Mr. Glembocki is responsible for overseeing all component research, product development, disc drive integration, production launch, materials and volume production activities for the worldwide operations relating to heads and media, which are located in the United States, Asia and Europe. Mr. Glembocki joined us in the February 1996 merger with Conner Peripherals. As Vice President of Engineering for our Recording Media Group, Mr. Glembocki was responsible for our media research, product development, drive integration and production launch. A key member of the team that founded the Conner Disk

Division, Mr. Glembocki managed all of the engineering research and development activities. During 1994 and 1995, Mr. Glembocki held the position of General Manager of the Conner Disk Division. Prior to joining us, Mr. Glembocki held positions at Domain Technology and IBM.

Financial Information

Financial information for the Company’s reportable business segments and about geographic areas is set forth in Item 8, Note 7, Business Segment and Geographic Information.

Available Information

Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended, and we file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our web site. Information in, or that can be accessed through, our web site is not part of this annual report on Form 10-K.

Corporate Information

We were formed in 2000 as an exempted company incorporated with limited liability under the laws of the Cayman Islands.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We expect the integration of Seagate and Maxtor will result in revenue attrition, significant cash expenditures and accounting charges, increased capital expenditures and operating inefficiencies that will have an adverse effect on our operating results and financial condition during fiscal year 2007 and potentially beyond.

We expect to experience attrition of Maxtor revenue as we complete the integration of Maxtor’s business into our operations. We will also incur significant cash expenditures and non-cash accounting charges in connection with the integration. The cash expenditures have been preliminarily estimated to be approximately $500 million and include restructuring and integration activities and retention bonuses. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $385 million (approximately $200 million of which is expected to be incurred in the first year following the closing). We anticipate that the majority of these cash expenditures and non-cash charges will occur in the 12 months following the closing of the merger. However, the timing of the stock-based compensation charge may be significantly affected by the effect of employee terminations as a result of restructuring activities. A substantial portion of the cash expenditures relating to restructuring activities will be recorded as liabilities assumed from Maxtor and will increase goodwill, while the non-cash charges will generally reduce earnings of the Company. We also anticipate approximately $580 million of incremental capital expenditures as we combine operations in the first 18 to 24 months after the closing. During the initial months after the closing of the acquisition as we are winding down the manufacture and sale of Maxtor-designed disc drive products and ramping up the manufacture of Seagate-designed disc drive products to meet Maxtor’s customers’ demands, we also expect to experience operating inefficiencies that will adversely impact our gross margin and operating results. As a result of the revenue attrition, cash expenditures, accounting charges, capital expenditures and operating inefficiencies described above, our operating results and financial condition have been and will be adversely affected, particularly in the first year following the closing of the Merger which occurred on May 19, 2006.

The failure to successfully integrate Maxtor’s business into our operations in the expected time frame, or at all, may adversely affect the Company’s future results.

We believe that the acquisition of Maxtor will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, Maxtor’s business must be successfully integrated into Seagate’s operations by winding down the manufacture and sale of Maxtor-designed disc drive products and transitioning Maxtor’s customers to Seagate disc drive products. The success of the Maxtor acquisition will depend on our ability to realize these anticipated benefits from integrating Maxtor’s business into our operations. We may fail to realize the anticipated benefits of the Maxtor acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	failure to successfully manage relationships with Maxtor’s customers, distributors and suppliers and the possibility of unanticipated claims from such parties as we wind down the manufacture and sale of Maxtor-designed disc drive products;

•	failure of Maxtor customers to accept Seagate-designed disc drive products or to continue as customers of the combined company, particularly in the near term as we seek to transfer Maxtor’s customers’ purchases to Seagate-designed disc drive products;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the Company;

•	revenue attrition in excess of anticipated levels;

•	potential incompatibility of operating systems;

•	failure to leverage the increased scale of the Company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.

In addition, although we are currently transitioning Maxtor’s sales to Seagate-designed disc drive products and expect this transition to be substantially completed by the end of calendar 2006, we cannot assure you that we will be successful with this transition during the contemplated time frames or at all. The integration may result in additional and unforeseen expenses or delays. If the Company is not able to successfully integrate Maxtor’s business and operations, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Competition—Our industry is highly competitive and our products have experienced and will continue to experience significant price erosion and market share variability, which may be even more pronounced in the near term as our competitors seek to increase their market share following our acquisition of Maxtor.

Even during periods when demand is stable, the disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We will need to continually reduce our prices to retain our market share, which could adversely affect our results of operations.

We believe this basic industry condition of continuing price erosion and market share variability has been even more acute recently in those markets served by Maxtor, particularly with respect to desktop disc drives, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. As a result, the pricing environment in the June 2006 quarter was very competitive and we expect it to remain competitive for the remainder of fiscal year 2007 as our competitors continue these efforts.

In addition to the recent pricing activity discussed above, based on our recent experience in the industry with respect to new product introductions, we believe that the rate of growth in areal density, or the storage capacity per square inch on a disc, is slowing from its previous levels. This trend may contribute to increased average price erosion. To the extent that historical price erosion patterns continue, product life cycles may lengthen, our competitors may have more time to enter the market for a particular product and we may be unable to offset these factors with new product introductions at higher average prices. A second general industry trend that may contribute to increased average price erosion is the growth of sales to distributors that serve producers of non-branded products in the personal storage sector. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in the notebook and small form factor markets. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as the slowing rate of growth in areal density has resulted in longer product cycles and more time for our competitors to enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. We expect market shares to be even more variable in the near term as customers adjust their purchasing practices in reaction to our acquisition of Maxtor, particularly in those markets served by Maxtor. Any significant decline in our market share would adversely affect our results of operations.

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

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Independent	Captive
Western Digital Corporation	Fujitsu Limited
Cornice Inc.	Hitachi Global Storage Technologies
GS Magicstor Inc.	Samsung Electronics Incorporated
Excelstor	Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Hitachi Global Storage Technologies (together with affiliated entities) and Samsung Electronics Incorporated also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

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

In some emerging consumer applications, disc drives smaller than 1.8-inch form factor compete directly with alternative storage technologies, such as flash.

Volatility of Quarterly Results—Our quarterly operating results fluctuate significantly from period to period, and this may cause our shares price to decline.

In the past, our quarterly revenue and operating results have fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	the impact of corporate restructuring activities that we may engage in, particularly, in the near term, the impact of expenses and charges resulting from our acquisition of Maxtor and the ongoing integration of its business into our operations;

•	changes in purchases from period to period by our primary customers, particularly in the near term, as our customers reposition their demand following the closing of our acquisition of Maxtor and as, over the longer term, our competitors are able to introduce and produce in volume comparable product technology or alternative storage technology solutions, such as flash memory;

•	competitive pressures resulting in lower selling prices, including, in the near term, following the closing of our acquisition of Maxtor, pricing by our competitors specially targeted to encourage shifting of customer demand;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors, particularly in the near term as such demand may be impacted by delays in new computer operating system software and new gaming consoles;

•	increased costs or adverse changes in availability of supplies, particularly with respect to precious metals and scarce alloys used in producing media for products using perpendicular recording technology;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of certain products, particularly at times such as the present, where the industry is served by multiple suppliers, results in supply/demand imbalances;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

We are continually developing new products with the goal that we will be able to introduce technologically advanced and lower cost disc drives into the marketplace ahead of our competitors.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like digital music players and digital cameras, represent fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second quarter of fiscal year 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. Since then, we have introduced multiple higher-capacity versions of our 1-inch and 2.5-inch disc drives for mobile computing, consumer electronics and enterprise storage applications and we expect to begin offering a 1.8-inch form factor disc drive during fiscal 2007.

We have experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity and lower cost of these technologies have resulted in competition with our lower capacity, smaller form factor disc drives.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disc drives, customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

Perpendicular Recording Technology—If our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted. If products based on this technology suffer unanticipated or atypical reliability or operability problems, our operating results will be adversely impacted. In addition, products based on perpendicular technology require increased quantities of precious metals and scarce alloys like platinum and ruthenium which increases risk of higher costs and production delays that could adversely impact our operating results.

To address the growing demand for higher capacity products, we have begun a transition to perpendicular recording technology to achieve continued growth in areal density. To date, we have announced perpendicular technology based products for the desktop, enterprise, notebook, consumer electronics and branded solutions markets and we believe that we are ahead of our competitors in transitioning our product offerings to perpendicular recording technology. We expect that by the end of fiscal 2007, more than half of our unit volume will consist of products using perpendicular recording technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. To the extent that our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted.

In addition, if these perpendicular recording technology based products suffer unanticipated or atypical failures that were not anticipated in the design or testing of those products, our service and warranty costs may materially increase which would adversely impact our operating results.

Perpendicular recording technology also requires recording media with more layers and the use of more precious metals and scarce alloys like platinum and ruthenium to create such layers. These precious metals and scarce alloys have recently become increasingly expensive and at times difficult to acquire. As our product offerings shift increasingly to perpendicular recording technology, we will be exposed to increased risks that higher costs or reduced availability of these precious metals and scarce alloys could adversely impact our operating results.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For example, because of dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter, particularly with respect to disc drives for desktop and mobile applications, which continued in a more traditional pattern in the June 2006 quarter. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally.

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

The disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Because we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. Our ability to accurately predict demand may be even more challenged in the near term as our customers reposition their demand following our acquisition of Maxtor, particularly in the markets served by Maxtor. We cannot assure you that we will be able to accurately predict demand in the future.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from, and the shipment of products to, key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly our distributor customers who from time to time constitute a large portion of our total sales, particularly in the near term as our customers reposition their demand following our acquisition of Maxtor;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Dependence on Supply of Equipment and Components—If we experience shortages or delays in the receipt of critical equipment or components necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials, such as precious metals like platinum and ruthenium, that were in short supply in the industry in general.

In addition, the recent increases in demand for small form factor mobile products have led to shortages in the components used in smaller form factor disc drives such as the glass substrates used to make the recording media for such drives. Increasing unit growth for 3.5-inch and smaller form factor non-mobile disc drives could also lead to constraints for the supply of aluminum media and substrates.

Historically, the technology sector specifically, and the economy generally have experienced economic pressure, which has resulted in consolidation among component manufacturers and may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components.

If there is a shortage of, or delay in supplying us with, critical components, equipment or raw materials, then:

•	it is likely that our suppliers would raise their prices and, if we could not pass these price increases to our customers, our operating margin would decline;

•	we might have to reengineer some products, which would likely cause production and shipment delays, make the reengineered products more costly and provide us with a lower rate of return on these products;

•	we would likely have to allocate the components we receive to certain products and ship less of others, which could reduce our revenues and could cause us to lose sales to customers who could purchase more of their required products from manufacturers that either did not experience these shortages or delays or that made different allocations; and

•	we might be late in shipping products, causing potential customers to make purchases from our competitors, thus causing our revenue and operating margin to decline.

We cannot assure you that we will be able to obtain critical components in a timely and economic manner, or at all.

Importance of Reducing Operating Costs—If we do not reduce our operating expenses, we will not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time reducing operating expenses. In this regard, we are continually engaged in ongoing, company-wide manufacturing efficiency activities intended to increase productivity and reduce costs. Our ongoing efforts to integrate Maxtor’s business into our operations is a current focused instance of such activities. In the past, these activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. For example, in the fourth quarter of fiscal year 2004, we undertook significant restructuring activities to reduce the costs of our operations and we continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

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

Additional causes of declines in demand for our products in the past have included announcements or introductions of major new operating systems or semiconductor improvements or changes in consumer preferences, such as the shift from desktop to notebook computers. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of disc drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other disc drive manufacturers than usual.

Dependence on Distributors—We are dependent on sales to distributors, which may increase price erosion and the volatility of our sales.

A substantial portion of our sales has been to distributors of desktop disc drive products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In the second half of fiscal year 2004, a number of disc drive manufacturers independently launched initiatives to improve the stability of the distribution channel, particularly with respect to the purchasing behavior of these distributors, while other disc drive manufacturers have not launched such initiatives. These actions have further increased the uncertainty as to demand within this market sector. To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, our results of operations would be adversely affected.

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

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology and lower per gigabyte storage cost. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slowing areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the rate of growth in areal density resumes its historical pattern, if we fail to:

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, Microsoft and IBM, account for a large portion of our disc drive revenue. Our recent acquisition of Maxtor may increase our business with certain of our larger customers. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Dependence on Growth in Consumer Electronics Products—Our recent results have been materially benefited by significant growth in new consumer electronics products, which can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

Our recent results have been materially benefited by significant growth in new consumer electronics applications like digital video recorders and digital music players which are experiencing unexpected growth after the typically high demand holiday season. While this growth enabled us in fiscal year 2005, and to a lesser extent in fiscal year 2006, to offset the traditional seasonal decline usually experienced in the March and June quarters, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products, which have been our traditional markets. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For fiscal years 2006, 2005 and 2004, we had product development expenses of $805 million, $645 million and $666 million, respectively. Product development expenses for fiscal year 2006 included $28 million of non-cash charges associated with the acquisition of Maxtor. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

We have manufacturing facilities in parts of the world that periodically experience political unrest. This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operations and financial condition. U.S. and international responses to the terrorist attacks on September 11, 2001, the ongoing hostilities in Afghanistan, Iraq and Lebanon and the risk of hostilities elsewhere in the world could exacerbate these risks.

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

We are currently subject to a lawsuit by Convolve, Inc. and the Massachusetts Institute of Technology and a lawsuit pending in Nanjing, China involving intellectual property claims. Also, Maxtor is subject to a lawsuit by Papst Licensing, GmbH involving patent infringement claims. Also, on August 23, 2006, Siemens AG, a German corporation, filed a complaint against us in the U.S. District Court for the Central District of California alleging that our current head technology infringes a Siemens U.S. patent.

In addition, Read-Rite Corporation, in a letter dated November 19, 2002 and in correspondence after that date, asserted that, as of November 22, 2000, we no longer had a license to Read-Rite Corporation patented head technology and that our disc drive products infringe at least two Read-Rite Corporation patents. Read-Rite filed for bankruptcy on June 17, 2003, and Western Digital Corporation purchased certain Read-Rite assets from the bankruptcy on July 23, 2003, including Read-Rite’s alleged patent infringement claims against us. On December 20, 2005, the Bankruptcy Court ruled that we did not have a right to a license to Read-Rite

Corporation patented head technology after November 22, 2000. The Bankruptcy Court order was affirmed by the U.S. District Court for the Northern District of California on May 8, 2006, and we have decided not to appeal this decision. Because of the Read-Rite bankruptcy, Western Digital also does not have a right to a license to our patented head technology. In addition, neither Western Digital nor Seagate otherwise has a license to the other’s intellectual property. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, software patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 from which we excluded the internal control over financial reporting of Maxtor, which we acquired on May 19, 2006. Although our assessment, testing, and evaluation resulted in our conclusion that as of June 30, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

Future Sales—Additional sales of our common shares by certain equity investors affiliated with certain of our directors or our executive officers or issuances by us in connection with future acquisitions or otherwise could cause the price of our common shares to decline.

If certain equity investors affiliated with certain of our directors or our executive officers sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. Any of Silver Lake Partners, Texas Pacific Group or August Capital can unilaterally require that we file registration statements covering common shares held by them, and they and other equity investors including some of our executive officers have rights to include their common shares in certain registration statements that we may file. By exercising their registration rights and selling a large number of common shares, any of these equity investors could cause the price of our common shares to decline. Furthermore, if they were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

New SAC has disposed of all of its shares in us through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC made quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares through January 2006. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The first of these quarterly distributed shares became eligible for resale under Rule 144 on May 16, 2006 and the second of these distributions became eligible for resale on July 26, 2006.

In addition to the distributions described in the previous paragraph, New SAC distributed approximately 50 million of our common shares by making monthly distributions of approximately 10 million of our common shares to New SAC shareholders from September 2005 through January 2006. Offers to the public by the selling shareholders named in our registration statement on Form S-3 of the approximately 50 million common shares distributed by New SAC on a monthly basis may be made pursuant to the registration statement on Form S-3. Any sales by former New SAC shareholders, their transferees or distributees, and in particular, certain equity investors affiliated with certain of our directors or our executive officers could cause the market price of our common shares to decline.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares. For example, in May 2006, we issued approximately 97 million of our common shares and assumed options and nonvested stock in connection with our acquisition of Maxtor Corporation. Issuing shares in connection with acquisitions would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline.

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

We paid quarterly dividends of $0.08 per share on each of August 19, 2005, November 18, 2005, February 17, 2006, May 19, 2006 and September 1, 2006 to our common shareholders of record as of August 5, 2005, November 4, 2005, February 3, 2006, May 5, 2006 and August 18, 2006, respectively.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the covenants contained in the indenture governing our senior notes and the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends may also result in a conversion rate adjustment under Maxtor’s 2.375% Convertible Senior Notes due 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

Potential Governmental Action—Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Seagate or its shareholders. For example, the eligibility for favorable tax treatment of taxable distributions paid to U.S. shareholders of Seagate as qualified dividends could be eliminated.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our company headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and research and development facilities are located in Colorado, Minnesota, Pennsylvania, Massachusetts and

Singapore. Portions of our facilities are occupied under leases that expire at various times through 2082. We own or lease a total of 11.4 million square feet, of which, 6.4 million is for manufacturing and warehousing, 2.8 million is for product development and 2.2 million is for administrative purposes or unoccupied.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8, Note 9, Legal, Environmental, and Other Contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Extraordinary General Meeting of Shareholders on May 17, 2006. At the meeting, our shareholders voted on the following proposal, which was approved. Our shareholders cast their votes as follows:

“To approve the issuance of Seagate common shares pursuant to the Agreement and Plan of Merger, dated December 20, 2005, by and among Seagate Technology, MD Merger Corporation, a wholly owned subsidiary of Seagate, and Maxtor Corporation, as the same may be amended from time to time:”

For	Against	Abstain
398,850,349	1,038,870	209,035

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Our Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. On November 21, 2005, we submitted our Annual CEO Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “STX” since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ending October 1, 2004	$14.59	$10.11
Quarter ending December 31, 2004	$18.21	$12.30
Quarter ending April 1, 2005	$20.20	$16.35
Quarter ending July 1, 2005	$21.50	$16.42
Quarter ending September 30, 2005	$20.08	$14.50
Quarter ending December 30, 2005	$20.54	$13.82
Quarter ending March 31, 2006	$28.11	$19.69
Quarter ending June 30, 2006	$27.74	$20.94

The closing price of our common shares as reported by the New York Stock Exchange on September 1, 2006 was $22.59 per share. As of September 1, 2006 there were approximately 2,526 holders of record of our common shares. We did not sell any of our equity securities during fiscal year 2006 that were not registered under the Securities Exchange Act of 1933, as amended.

Dividends

We are currently paying our shareholders a quarterly dividend of no more than $0.08 per share (up to $0.32 per share annually) so long as the aggregate amount of the dividend does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter in which financial statements are internally available.

We are restricted in our ability to pay dividends by the covenants contained in the indenture governing our senior notes and revolving credit facility. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement (which was amended on September 2, 2004) at least seven members of our board of directors must approve the payment of dividends in excess of 15% of our net income in the prior fiscal year (provided that such consent is not required to declare and pay our regular quarterly dividend of up to $0.08 per share). In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

Since the closing of our initial public offering in December 2002, we have paid dividends, pursuant to our quarterly dividend policy totaling approximately $392 million in the aggregate.

Record Date	Paid Date	Dividend Per Share
February 14, 2003	February 28, 2003	$0.03
May 9, 2003	May 23, 2003	$0.03
August 8, 2003	August 22, 2003	$0.04
November 7, 2003	November 21, 2003	$0.04
February 13, 2004	February 27, 2004	$0.06
May 7, 2004	May 21, 2004	$0.06
August 6, 2004	August 20, 2004	$0.06
November 5, 2004	November 19, 2004	$0.06
February 4, 2005	February 18, 2005	$0.06
May 6, 2005	May 20, 2005	$0.08
August 5, 2005	August 19, 2005	$0.08
November 4, 2005	November 18, 2005	$0.08
February 3, 2006	February 17, 2006	$0.08
May 5, 2006	May 19, 2006	$0.08
August 18, 2006	September 1, 2006	$0.08

To the extent that the amount of any distribution exceeds our current or accumulated earnings and profits for U.S. federal income tax purposes in any taxable year, the distribution will be treated as a return of capital for U.S. tax purposes, causing a reduction in a shareholder’s adjusted tax basis in the common shares. Because we did not have any current or accumulated earnings and profits for U.S. federal income tax purposes for our taxable year ended June 30, 2006, distributions on our common shares during this period were treated as a return of capital rather than dividend income for U.S. federal income tax purposes. We anticipate that we will have accumulated earnings and profits for U.S. federal income tax purposes in fiscal year 2007; therefore, distributions to shareholders in fiscal year 2007 are anticipated to be treated as dividend income.

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

Repurchases of Our Equity Securities

In October 2005, our board authorized the use of up to $400 million for the repurchase of our outstanding common shares. During the quarter ended June 30, 2006, the company repurchased a total of approximately 16.7 million common shares for approximately $400 million, all of which were cancelled and are no longer outstanding. We did not repurchase any shares during the first three quarters of fiscal year 2006 or during fiscal years 2005 and 2004.

Share repurchases during the quarter ended June 30, 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
April 2006	—	$—	—	$400
May 2006	11.2	$23.99	11.2	$130
June 2006	5.5	$23.68	5.5	$—

Total	16.7	$23.89	16.7	$—

In July 2006, our board approved an additional share repurchase of up to $2.5 billion of our common shares over the next two years.

ITEM 6.	SELECTED FINANCIAL DATA

We list in the table below selected historical consolidated and combined financial information relating to us for the periods indicated.

•	We have derived our historical financial information as of and for the fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004 from our audited consolidated financial statements and related notes included elsewhere in this report.

•	We have derived our historical financial information as of and for the fiscal years ended June 27, 2003 and June 28, 2002 from our audited consolidated financial statements and related notes not included in this report.

	Fiscal Years Ended
	June 30, 2006 (1)	July 1, 2005	July 2, 2004	June 27, 2003	June 28, 2002
	(in millions, except per share data)
Revenue	$9,206	$7,553	$6,224	$6,486	$6,087
Gross margin	2,137	1,673	1,459	1,727	1,593
Income from operations	874	722	444	691	374
Debt refinancing charges	—	—	—	—	(93)
Net income	840	707	529	641	153
Basic net income per share	1.70	1.51	1.17	1.53	0.38
Diluted net income per share	1.60	1.41	1.06	1.36	0.36
Total assets	9,544	5,244	3,942	3,517	3,095
Accrued deferred compensation	—	—	—	—	147
Total debt	970	740	743	749	751
Shareholders’ equity	$5,212	$2,541	$1,855	$1,316	$641

Number of shares used in per share computations:
Basic	495	468	452	418	401
Diluted	524	502	498	470	428

Cash dividends declared per share	$0.32	$0.26	$0.20	$0.71	$0.50

(1)	Seagate Technology’s results include Maxtor’s results from May 19, 2006 through June 30, 2006.

Year Ended June 30, 2006

Includes $74 million of stock-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), Maxtor’s operating losses from May 19, 2006 through June 30, 2006 and charges related to our acquisition of Maxtor Corporation which include $38 million in integration and retention costs, net of related tax effects, $24 million in amortization of intangibles and $16 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged.

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

The following is a discussion of our financial condition and results of operations for the fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are the leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications where our products are used in a wide variety of devices such as digital video recorders (DVR), digital music players and gaming consoles.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand name. For fiscal years 2006, 2005 and 2004, approximately 72%, 72% and 64%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, Microsoft and IBM. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Also, we are currently expanding our direct sales to retailers. For fiscal years 2006, 2005 and 2004, approximately 30%, 31% and 29%, respectively, of our disc drive revenue came from customers located in North America, approximately 27%, 28% and 33%, respectively, came from customers located in Europe and approximately 43%, 41% and 38%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

On May 19, 2006, we acquired Maxtor Corporation in a stock for stock transaction. We expect the acquisition of Maxtor to build on our foundation as the leading global disc drive company, leveraging the strength of our significant operating scale to drive product innovation and maximize operational efficiencies. We believe the combined company will be well-positioned to accelerate delivery of a diverse set of compelling and cost-effective solutions to the growing customer base for data storage products.

The acquisition provides us with enhanced scale, greater capacity and an increased customer base which we expect will allow us to eventually achieve significant cost synergies from leveraging our research and development platform, reducing product and supply chain costs, as well as scaling our sales, marketing and administrative infrastructure. We also acquired a final assembly and test manufacturing facility in Suzhou, China, significantly increasing our China-based manufacturing presence, as well as the retail and branded solutions operations of Maxtor and the right to use the Maxtor brand and other related trade names. The acquisition has also provided us access to talented personnel in the branded solution, product development, and other key functional areas.

We are engaged in integration and restructuring processes whereby we are working with Maxtor’s customers to quickly replace Maxtor-designed disc drive products with Seagate-designed disc drive products. We expect this process to be substantially complete by the end of calendar year 2006. We foresee there to be a transitional period through the first six months of fiscal year 2007 during which we expect the inefficient use of the Maxtor manufacturing infrastructure as we wind down the volume of Maxtor-designed disc drive products and the up-front investment needed for capacity additions to support the ramp-up of Seagate-designed disc drive products. In addition, work force reductions took place after the transaction closed as we addressed the redundancies that exists between the two companies and will continue to be implemented based on production transition, customer support and administrative requirements.

Overview

Industry Overview.    Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is continuing to experience several growth trends relative to overall demand, including:

•	a continued proliferation of applications in the consumer electronics market that either directly utilize disc drives for media-rich digital content in applications such as video storage, music and photographic applications or indirectly drive the demand for additional storage to store, host or back up related media content. We estimate that in the most recent fiscal year industry shipments of disc drives to consumer electronics applications grew approximately 22% from the previous fiscal year. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. With respect to some of these emerging applications, disc drive products smaller than 1.8-inch form factor compete with other technologies, such as flash. For emerging applications that require a high capacity storage device, we believe that disc drives offer the best combination of storage capacity and cost per gigabyte. There continues to be new opportunities for disc drives in new and existing applications, including new and upcoming gaming consoles; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We estimate that in the most recent fiscal year industry shipments of disc drives to mobile compute applications grew approximately 37% from the previous fiscal year. We believe that the principal factor in industry growth in enterprise storage applications was non-mission critical applications across multiple interfaces.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Second, our industry has been characterized by continuous and steady price erosion. Such price erosion is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted pricing to gain market share;

•	few new product introductions when multiple competitors have comparable product offerings; and

•	temporary imbalances between industry supply and demand.

In particular in the fourth quarter of fiscal year 2006, the industry experienced more pronounced price erosion where market share gains became the primary focus of a number of our competitors. We expect a continuing competitive price environment, very similar to the June 2006 quarter, throughout fiscal year 2007, as competitors continue to focus on market share gains following our acquisition of Maxtor.

Third, while the industry has been recently constrained by the availability of media supply, we believe there is now adequate media capacity planned or in place to meet industry demand. We believe there will be continued tightness in glass substrate supplies through the end of the first quarter of fiscal 2007, which could result in spot shortages during the September 2006 quarter. In addition, we believe aluminum substrates remain at very high capacity utilization and supply appears to be very tight through the end of calendar year 2006. The lead times and capital requirements necessary to build component capacity can be substantial. This strain on industry and key component capacity may be reducing the potential for excess industry supply and accelerated price erosion and may be increasing the potential for market share shifts among industry competitors due to product availability. This dynamic may also slow the rate of industry cost reductions.

Fourth, our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles, the importance of being first to market with new products and the difficulty in recovering research and development expenses. Also, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

To address the growing demand for higher capacity products, the industry has begun a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. At this time it is unclear what impact this transition to perpendicular recording technology will have on the industry.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the June 2006 quarter with what we believe to be approximately six weeks of distribution inventory in the desktop channel.

Seagate Overview.    We are a leader in the disc drive industry with products that address substantially all of the available consumer electronics, mobile computing, enterprise and desktop storage markets. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership, combined with our integrated design and manufacturing approach have allowed us to effectively leverage our leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs.

Revenue in fiscal year 2006 of approximately $9.2 billion was driven primarily by customer acceptance of our new products introduced in June 2005 and throughout the fiscal year, particularly in the mobile compute and certain portions of the consumer electronics markets. In addition, Maxtor-designed products contributed $279 million to revenue for the six weeks from the closing of the acquisition on May 19, 2006 through the end of the fiscal year.

•	Consumer—In fiscal year 2006 we solidified our leadership position in the consumer electronics market. We shipped a total of 18.1 million disc drives in fiscal year 2006 for applications that include digital video recorders, digital music players and gaming consoles, an increase of 8% from fiscal year 2005. During the fourth quarter of fiscal year 2006 we shipped 6 million disc drives for these applications, a decrease of 4% from the year-ago quarter and an increase of 27% from the immediately preceding quarter. Included in shipments for the June 2006 quarter were six weeks of shipments of Maxtor-designed products, contributing 0.5 million units. The total available market in the June 2006 quarter in the consumer electronics market continued to increase from the immediately preceding quarter and we saw particularly strong shipments into gaming consoles and DVR applications during this quarter.

•	Mobile—Our market share of mobile computing products continued to increase during fiscal year 2006 and we moved into the number two position for all 2.5-inch drives shipped during the fourth quarter of fiscal 2006. Unit shipments for fiscal year 2006 were 12.5 million units, an increase of 119% from fiscal year 2005. During the fourth quarter of fiscal year 2006, which was characterized by larger than average price declines, we shipped 3.4 million disc drives, an increase of 67% from the year-ago quarter and a decrease of 10% from the immediately preceding quarter.

•	Enterprise—We shipped 14.3 million units in fiscal year 2006, an increase of 6% from fiscal year 2005. During the fourth quarter of fiscal year 2006 we shipped a record 4.2 million disc drives, an increase of 13% from the year-ago quarter and an increase of 20% from the immediately preceding quarter. The June 2006 quarter was characterized by price declines not seen during the previous four to five quarters. Included in shipments for the June 2006 quarter were six weeks of shipments of Maxtor-designed products, contributing 0.3 million units.

•	Desktop—In fiscal year 2006 we continued to lead the market with shipments of 73.8 million units, an increase of 19% from fiscal year 2005. During the fourth quarter of fiscal year 2006 we shipped 20 million disc drives, an increase of 31% from the year-ago quarter and an increase of 15% from the immediately preceding quarter. The June 2006 quarter included shipments of 3.6 million units of Maxtor-designed products for the six weeks subsequent to the closing of the Maxtor acquisition on May 19, 2006. Throughout the June 2006 quarter, we saw willingness from our competition to secure additional market share on competitive terms, particularly at the low end of the desktop product line, where pricing was very competitive and price erosion was more pronounced. In global distribution channels, we experienced slightly less than planned sell-through in the June 2006 quarter, due to anticipated price changes in computer processors. However, as we exited the June 2006 quarter, distribution channel inventory for Seagate desktop products were at five weeks.

For both fiscal years 2006 and 2005, 72% of our disc drive revenue was from sales to OEMs. For the fourth quarter of fiscal year 2006, the third quarter of fiscal year 2006 and the fourth quarter of fiscal year 2005, 69%, 73% and 76%, respectively, of our disc drive revenue was from sales to OEMs. Although the sales of Maxtor-designed products was only included in the consolidated revenue for the six weeks subsequent to the closing date of the acquisition, only approximately 42% of these Maxtor-designed disc drive products were sold to OEMs, thereby causing a reduction in consolidated disc drive revenue from sales to OEMs as a percentage of total disc drive revenue from the March 2006 to the June 2006 quarter.

On May 19, 2006, we acquired Maxtor Corporation in a stock for stock transaction. Our fiscal year 2006 results include Maxtor’s operating losses from May 19, 2006 through June 30, 2006 as well as purchase accounting and integration related charges. We are engaged in restructuring and integration activities which are expected to result in approximately $500 million of cash charges. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $385 million (approximately $200 million of which is expected to be incurred in the first year following the closing). As part of these activities the Company is winding down the manufacture of Maxtor-designed disc drive products and ramping-up the volume of Seagate-designed disc drive products. We expect this to require up-front investment in capacity additions and during the transitional period through the first six months of fiscal year 2007 an inefficient use of our manufacturing infrastructure, which will adversely affect gross margins. We expect this process to be substantially complete by the end of calendar year 2006.

We expect the second half of fiscal year 2007 will reflect the positive impact of our improved cost structure, product refreshes that include cost optimized products designed specifically for low-cost applications, new market access with our recently announced 1.8-inch drive, and the completion of the Maxtor integration.

Historically, we have exhibited seasonally higher unit demand during the first half of each fiscal year. However, because of the dramatic rates of growth exhibited by the consumer electronics applications in the

March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter. We saw a return to traditional seasonality in the June 2006 quarter, particularly with respect to disc drives for desktop and mobile applications.

We believe Seagate is leading the transition to perpendicular recording technology. To date, we have announced perpendicular technology based products for all four major markets with products shipping for revenue in the desktop, enterprise and mobile markets during fiscal year 2006, and in all four major markets in fiscal year 2007.

We made capital investments during fiscal year 2006 that totaled $1.0 billion. For fiscal 2007, we expect up to $1.3 billion in capital investment will be required. The capital spending is to support continued growth and to complete the integration of Maxtor into our operations.

Acquisition of Maxtor Corporation

On December 20, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation, a Delaware corporation, and MD Merger Corporation, a Delaware corporation and direct wholly-owned subsidiary of Seagate, by which Seagate agreed to acquire Maxtor (the “Merger”), and whereby Maxtor would become a wholly owned subsidiary of Seagate. On May 19, 2006, we completed the acquisition of Maxtor in a stock for stock transaction. The acquisition was structured to qualify as a tax-free reorganization and we have accounted for the acquisition in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). The combination of the two companies’ brands and the related product lines represent the most differentiated storage offering to customers and enhance Seagate’s scale and capacity to better drive technology advances and accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing base of customers.

Under the terms of the Merger Agreement, each share of Maxtor common stock was exchanged for 0.37 of our common shares. We issued approximately 96.9 million of our common shares to Maxtor’s stockholders. Based on the average closing price of our common shares on the NYSE for the two days prior to, including, and two days subsequent to the public announcement of the merger (December 21, 2005) of $20.02 and including capitalized acquisition-related costs and the fair value of options assumed and nonvested shares exchanged, the transaction was valued for accounting purposes at approximately $2.0 billion. We also assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 per share. Each option assumed was converted into an option to purchase one of our common shares after applying the 0.37 exchange ratio. In total, we assumed and converted Maxtor options into options to purchase approximately 7.1 million of our common shares. In addition, we assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of our nonvested shares, based on the exchange ratio. The fair value of options assumed and nonvested shares exchanged had a fair value of approximately $86 million. See Note 10 of the Notes to Consolidated Financial Statements elsewhere in this report.

We have identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their estimated fair values as at May 19, 2006, the date of acquisition and allocated the residual value of approximately $2.5 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of June 30, 2006, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the acquisition date. Maxtor is now a wholly-owned subsidiary of ours and the results of Maxtor’s operations have been included in our consolidated financial statements after the May 19, 2006 acquisition date.

Sales and Distribution of Shares by New SAC

New SAC, an exempted company incorporated with limited liability under the laws of the Cayman Islands originally acquired us in November 2000 from Seagate Technology, Inc. From November 2000 to December 2002, we were a wholly owned subsidiary of New SAC. From time to time since December 2002, New SAC has sold and distributed our common shares to its shareholders which included certain current and former directors, officers and employees of the Company. As of January 3, 2006, New SAC had distributed substantially all of our common shares that it held to its shareholders pursuant to the distributions described below, and New SAC no longer owns any of our common shares.

From May 2005 through January 2006, New SAC distributed approximately 100 million of our common shares to its more than 200 shareholders in four quarterly distributions. These distributed shares are illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The first of these quarterly distributed shares became eligible for resale under Rule 144 on May 16, 2006 and the second quarterly distribution became eligible for resale under Rule 144 on July 26, 2006. The two remaining quarterly distributions of 25 million shares each will become eligible for resale on October 21, 2006 and January 3, 2007.

In addition, from September 2005 through January 2006, New SAC distributed approximately 50 million of our common shares through five monthly distributions to its shareholders. These shares have been registered for resale pursuant to a registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission in December 2005.

Results of Operations

We list in the tables below the historical consolidated statements of operations in dollars and as a percentage of revenue for the fiscal years indicated.

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
	(in millions)
Revenue	$9,206	$7,553	$6,224
Cost of revenue	7,069	5,880	4,765

Gross margin	2,137	1,673	1,459
Product development	805	645	666
Marketing and administrative	447	306	290
Amortization of intangibles	7	—	—
Restructuring	4	—	59

Income from operations	874	722	444
Other income (expense), net	50	10	(16)

Income before income taxes	924	732	428
Provision for (benefit from) income taxes	84	25	(101)

Net income	$840	$707	$529

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
Revenue	100%	100%	100%
Cost of revenue	77	78	77

Gross margin	23	22	23
Product development	9	9	11
Marketing and administrative	5	4	5
Amortization of intangibles	—	—	—
Restructuring	—	—	—

Income from operations	9	9	7
Other income (expense), net	1	—	—

Income before income taxes	10	9	7
Provision for (benefit from) income taxes	1	—	(2)

Net income	9%	9%	9%

Fiscal Year 2006 Compared to Fiscal Year 2005

The fiscal year 2006 results include the results of Maxtor for the six weeks from the closing date of the acquisition of May 19, 2006 through June 30, 2006. In connection with the Maxtor acquisition, we incurred a number of accounting charges and other costs, which impacted our earnings for the last quarter of and the entire fiscal year 2006.

Revenue.    Revenue for fiscal year 2006 was approximately $9.2 billion, up 22% from approximately $7.6 billion in fiscal year 2005. The increase in revenue was primarily due to record disc drive shipments of 118.7 million units in fiscal year 2006 compared to 98.1 million units in fiscal year 2005, as well as an improved product mix of our new products, offset by price erosion. Our overall average sales price per unit (ASP) for our products was $78 for fiscal year 2006, up from $77 in fiscal year 2005.

Unit shipments for our products in fiscal year 2006 were as follows:

•	Consumer—18.1 million, up from 16.7 million units in fiscal year 2005.

•	Mobile—12.5 million, up from 5.7 million units in fiscal year 2005.

•	Enterprise—14.3 million, up from 13.5 million units in fiscal year 2005.

•	Desktop—73.8 million, up from 62.2 million units in fiscal year 2005.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2006, sales programs recorded as contra revenue were approximately 7% of our gross revenue, compared to 5% of our gross revenue for fiscal year 2005. The increase in sales programs as a percentage of gross revenue was primarily the result of higher price erosion in the distribution channel and growth in retail sales, which typically require higher point-of-sale rebates.

Cost of Revenue.    Cost of revenue for fiscal year 2006 was approximately $7.1 billion, up 20% from approximately $5.9 billion in fiscal year 2005. Gross margin as a percentage of revenue for fiscal year 2006 was 23% as compared with 22% for fiscal year 2005. The increase in gross margin as a percentage of revenue from fiscal year 2005 was primarily due to higher overall unit shipments and an increase mix of new higher-margin products partially offset by higher costs associated with new product transitions, increased warranty cost and customer service inventory write-downs, stock-based compensation costs, price erosion, and in connection with the Maxtor acquisition, an increasingly under-utilized manufacturing infrastructure required to build Maxtor-designed disc drive products, and purchase accounting charges, primarily stock-based compensation and amortization of existing technology, and integration, including retention, costs.

Product Development Expense.    Product development expense increased by $160 million, or 25%, for fiscal year 2006 when compared with fiscal year 2005. The increase in product development expense from fiscal year 2005 was primarily due to increases of $65 million in salaries and benefits resulting from increased staffing levels and variable performance-based compensation, $38 million in product development support costs, $24 million in stock-based compensation and $28 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation.

Marketing and Administrative Expense.    Marketing and administrative expense increased by $141 million, or 46%, for fiscal year 2006 when compared with fiscal year 2005. The increase in marketing and administrative expense from fiscal year 2005 was primarily due to increases of $54 million in salaries and benefits resulting from increased staffing levels and variable performance-based compensation, $24 million in stock-based compensation, $13 million in advertising and promotion, and $18 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation.

Amortization of Intangibles.    Amortization of intangibles increased by $7 million due to intangibles acquired in the Maxtor acquisition.

Restructuring.    During fiscal year 2006, we recorded restructuring costs of approximately $4 million in connection with our ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of our global workforce with existing and anticipated future business requirements in our Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We have completed these restructuring activities.

In connection with the Maxtor acquisition, we accrued certain exit costs aggregating $251 million, all of which increased goodwill and did not impact our operating results. See Note 10 of the Notes to Consolidated Financial Statements elsewhere in this report.

Net Other Income (Expense).    Net other income increased by $40 million for fiscal year 2006 when compared with fiscal year 2005. The change from fiscal year 2005 was primarily due to an increase in interest income of $33 million resulting from higher average interest rates and higher average balances in our interest bearing accounts and a decrease in interest expense of $7 million resulting from the repayment of a term loan in fiscal year 2006.

Income Taxes.    We recorded a provision for income taxes of $84 million for the fiscal year ended June 30, 2006 compared to a provision for income taxes of $25 million for the fiscal year ended July 1, 2005. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes recorded for the fiscal year ended June 30, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain deferred tax assets, and (iii) utilization of research tax credits generated in the current year. Our provision for income taxes for the fiscal year ended July 1, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred income tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) utilization of research tax credits generated in that year. Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets, (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes (further described below), and (iii) use of tax attributes acquired from Maxtor and other acquisitions for which a valuation allowance has initially been recognized that, if reversed, will be reversed to goodwill, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

As of June 30, 2006, we have recorded net deferred tax assets of $78 million, the realization of which is primarily dependent on our ability to generate sufficient taxable income in fiscal years 2007 and 2008. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 30, 2006, approximately $1.4 billion and $378 million of U.S. federal and state net operating losses, respectively, and $39 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices. On January 3, 2005, we underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by our then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 30 2006, there are $447 million of U.S. net operating loss carryforwards and $111 million of U.S. tax credit carryforwards subject to the IRC Section 382 limitation associated with the January 3, 2005 change. To the extent we believe it is more likely than not that the deferred tax assets associated with tax attributes subject to this IRC Section 382 limitation will not be realized, a valuation allowance has been provided.

The Internal Revenue Service is currently examining our federal income tax returns for fiscal years ending in 2001 through 2004. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessments that may result.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue.    Revenue for fiscal year 2005 was approximately $7.6 billion, up 21% from approximately $6.2 billion in fiscal year 2004. The increase in revenue was primarily due to record disc drive shipments of 98.1 million units in fiscal year 2005 compared to 79.3 million units in fiscal year 2004, as well as an improved product mix of our new products, offset by price erosion. Unit shipments for our products in fiscal year 2005 were as follows:

•	Consumer—16.7 million, up from 6.3 million units in fiscal year 2004.

•	Mobile—5.7 million, up from 3.6 million units in fiscal year 2004.

•	Enterprise—13.5 million, up from 10.4 million units in fiscal year 2004.

•	Desktop—62.2 million, up from 59.0 million units in fiscal year 2004.

Our overall average sales price per unit (ASP) for our products was $80 for fiscal year 2005, up from $71 in fiscal year 2004. This increase in overall ASP reflects the favorable impact of the new products, many of which have ASP’s above the company average.

We maintained various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2005, sales programs recorded as contra revenue were approximately 5% of our gross revenue, compared to 7% of our gross revenue for fiscal year 2004. The decrease in sales programs as a percentage of gross revenue was the result of a shift in revenue mix from our distribution customers, where the various sales programs are more prevalent, to our OEM customers, and lower channel inventory levels with respect to our distribution customers.

Cost of Revenue.    Cost of revenue for fiscal year 2005 was approximately $5.9 billion, up 23% from approximately $4.8 billion in fiscal year 2004. Gross margin as a percentage of revenue for fiscal year 2005 was 22% as compared with 23% for fiscal year 2004. The decrease in gross margin as a percentage of revenue from fiscal year 2004 was primarily due to price erosion, higher costs associated with new product transitions and increased warranty accruals with respect to new and older products partially offset by higher overall unit shipments and an increased mix of new higher-margin products.

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

Income Taxes.    We recorded a provision for income taxes of $25 million for the fiscal year ended July 1, 2005 compared to a benefit from income taxes of $101 million for the fiscal year ended July 2, 2004. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes recorded for the fiscal year ended July 1, 2005 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes and (iv) utilization of U.S. research tax credits generated in the current year. Our provision for income taxes for the fiscal year ended July 2, 2004 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an additional valuation allowance recorded for U.S. deferred tax assets, and (iii) the reversal of the $125 million tax indemnification amount for VERITAS (further described below). Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on certain unremitted earnings of our foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or to U.S. federal income taxes if remitted to our foreign parent holding company.

On January 3, 2005, we underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) due to the sale of common shares to the public by our then largest shareholder, New SAC. Based upon an independent valuation as of January 3, 2005, the annual limitation is $44.8 million. As of July 1, 2005, $409 million of U.S. net operating loss carryforwards and $123 million of U.S. tax credit carryforwards were subject to the Sec. 382 limitation associated with the January 3, 2005 change. A valuation allowance has been provided for deferred tax assets associated with tax attributes subject to the IRC Section 382 limitations that we concluded will not be realized. The impact of the IRC Sec. 382 limitation was to increase our current tax expense related to the tax benefit of stock options credited to shareholders equity by approximately $15 million during fiscal year 2005.

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

We had approximately $1.7 billion in cash, cash equivalents and short-term investments at June 30, 2006, which includes $910 million of cash and cash equivalents. Cash and cash equivalents increased by $164 million during fiscal year 2006, up from $746 million at July 1, 2005. This increase in cash and cash equivalents was primarily provided by cash from operations of approximately $1.5 billion, the net decrease in short-term investments and cash received upon the acquisition of Maxtor, offset by capital additions, repayment of long-term debt, dividends paid to shareholders and repurchases of common shares.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2006 was approximately $1.5 billion and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation partially offset by an increase in our net operating liabilities.

Cash provided by operating activities for fiscal year 2005 was approximately $1.4 billion and consisted primarily of net income adjusted for depreciation and amortization combined with an increase in our net operating assets.

Cash provided by operating activities for fiscal year 2004 of $635 million was primarily attributable to net income as adjusted for non-cash expenses for depreciation and amortization and the non-cash benefit for the reversal of tax indemnification amounts.

Cash Used in Investing Activities

During fiscal year 2006 we used $561 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $1.0 billion partially offset by the maturities and sales of short-term investments in excess of purchases of $308 million as well as $297 million of net cash acquired from Maxtor. The approximately $1.0 billion we invested in property, equipment and leasehold improvements was comprised of:

•	$336 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$349 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$276 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$47 million for other capital additions.

The $317 million increase in investment in property, equipment and leasehold improvements from fiscal year 2005 was for increased capacity to support 2006 shipments and additional capacity for fiscal year 2007 as we ramp-up capacity for production of new Seagate-designed disc drive products. In fiscal year 2007, we expect that our investment in property, equipment and leasehold improvements will be up to $1.3 billion. The increased capital spending is intended to support our continued growth, technology advances and meet market demand for our products.

Net cash used in investing activities was approximately $1.1 billion and $962 million for fiscal years 2005 and 2004, respectively and was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities and sales thereof. Specifically, during fiscal year 2005, we invested approximately $691 million in property, equipment and leasehold improvements comprised of:

•	$257 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$240 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$165 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$29 million for other capital additions.

Cash Used in Financing Activities

Net cash used in financing activities of $732 million for fiscal year 2006 was primarily attributable to $399 million used in the repurchases of common shares, the repayment of a $340 million term loan and $155 million of dividends paid to our shareholders partially offset by $118 million in cash provided by employee stock option exercises and employee stock purchases.

Net cash used in financing activities of $35 million for fiscal year 2005 was primarily attributable to dividends of $122 million paid to our shareholders and principal payments on our senior secured credit facilities offset by $90 million in cash provided by employee stock option exercises and employee stock purchases.

Net cash used in financing activities for fiscal year 2004 was zero and was primarily attributable to dividends totaling $90 million paid to our shareholders and principal payments on our senior secured credit facilities completely offset by $96 million in cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of June 30, 2006 consisted of: (1) approximately $1.7 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $100 million revolving credit facility.

We have a $100 million revolving credit facility that matures in November 2008. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $31 million for outstanding letters of credit and bankers’ guarantees as of June 30, 2006, leaving $69 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Seagate had other uncommitted unsecured credit lines totaling $21 million at June 30, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; as of June 30, 2006, a total of $8 million of letters of credit and bank guarantees was outstanding under these facilities.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 30, 2006, we are in compliance with all covenants.

Our principal liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, to service our debt (including debt assumed from Maxtor) and in connection with the Maxtor acquisition, the Company anticipates restructuring and other merger related cash charges of approximately $500 million. In addition, since the second half of fiscal year 2002 and through fiscal year 2006, we have paid dividends to our shareholders.

During fiscal year 2006, we paid dividends aggregating approximately $155 million, or $0.32 per share, to our common shareholders of record as of August 5, 2005, November 4, 2005, February 3, 2006 and May 5, 2006. On August 8, 2006, we declared a quarterly dividend of $0.08 per share that was paid on September 1, 2006 to our common shareholders of record as of August 18, 2006. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

As a result of the Maxtor acquisition, we assumed all debts and liabilities of Maxtor Corporation, together with cash and short-term investments, and any consolidated indebtedness of Maxtor Corporation outstanding at May 19, 2006, including, without limitation, its outstanding convertible senior notes, which were consolidated with our indebtedness for financial reporting purposes. Following the acquisition, we will require additional amounts of cash to fund scheduled payments of principal and interest on Maxtor’s indebtedness, which could limit our financial flexibility. In addition, Maxtor’s 2.375% Convertible Senior Notes due August 2012, one of the series of notes which were assumed by Seagate following the acquisition and of which $326 million were outstanding as of June 30, 2006, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes following the acquisition, Seagate will require additional amounts of cash to meet this obligation.

In October 2005, our board authorized the use of up to $400 million for the repurchase of our outstanding common shares. During the quarter ended June 30, 2006, the company repurchased a total of approximately 16.7 million common shares for approximately $400 million, all of which were retired and therefore not available for reissue. In July 2006, our board of directors approved an additional share repurchase of up to $2.5 billion of our common shares over the next two years. We expect to fund the share repurchase through a combination of cash on hand, future cash flow from operations and other sources of financing such as additional debt. Share repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. The timing and actual number of shares repurchased will depend on a variety of factors including the share price, corporate and regulatory requirements, other market and economic conditions and sources of liquidity. The share repurchase program may be suspended or discontinued at any time.

In addition, as part of our strategy, we may selectively pursue strategic alliances, acquisitions and investments that are complementary to our business. Any material future acquisitions, alliances or investments will likely require additional capital. We may enter into more of these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, any increased working capital requirements and share repurchases. If we are unable to meet our cash requirements out of existing cash or cash flow from operations, we cannot assure you that we will be able to obtain alternative financing on terms acceptable to us, if at all.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 30, 2006 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2007	2008- 2009	2010- 2011	Thereafter
Contractual Cash Obligations:
Long term debt	$975	$330	$440	$175	$30
Capital expenditures	308	76	225	7	—
Operating leases (1)	308	40	62	58	148
Purchase obligations (2)	3,179	2,856	310	9	4

Subtotal	4,770	3,302	1,037	249	182
Commitments:
Letters of credit or bank guarantees	39	39	—	—	—

Total	$4,809	$3,341	$1,037	$249	$182

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and acquisition related restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second quarter of fiscal year 2004, our estimates upon which our recorded contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’

inventories are within the historical range. Significant actual variations in any of the factors upon which we base our estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of a lack of past experience with those products upon which to base our estimates. We continually introduce new products and have recently begun a shift to disc drive products that utilize perpendicular recording technology. If the actual rate of unit failures is significantly different than what we used in estimating the warranty expense accrual, we would need to adjust our warranty accrual and our results of operations could be materially affected. We also exercise judgment in estimating our ability to sell certain repaired disc drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

Valuation of Deferred Tax Assets.    The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. With the acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

Valuation of Intangible Assets and Goodwill.    In accordance with the provisions of Statement of SFAS No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engaged third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions we believe to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of existing technology, customer relationships, trade names, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We are required to periodically evaluate the carrying values of our intangible assets for impairment. If any of our intangible assets are determined to be impaired, we may have to write-down the impaired asset and our earnings would be adversely impacted in the period that occurs.

At June 30, 2006, our goodwill totaled approximately $2.5 billion and our identifiable intangible assets totaled $307 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment requires the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by our management. Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 in our first quarter of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on our results of operations or financial position. However, SFAS 151 may have a more significant impact as we wind down the volume of Maxtor-designed disc drive products, resulting in an inefficient use of the Maxtor manufacturing infrastructure.

Effective July 2, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the initial filing of our registration statement on Form S-1 in October 2002. As a result, we have included stock-based compensation costs in our results of operations for fiscal year 2006. See Note 3 of the Notes to Consolidated Financial Statements elsewhere in this report. The adoption of SFAS 123(R) had a material impact on our results of operations.

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by us in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio, or to hedge debt.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure.

At June 30, 2006, the Company had $58 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2006. All investments mature in three years or less.

	Fiscal year 2007	Fiscal year 2008	Fiscal year 2009	Fiscal year 2010	Fiscal year 2011	Thereafter	Total	Fair Value June 30, 2006
	(in millions)
Assets
Cash equivalents:
Fixed rate	$752						$752	$752
Average interest rate	5.12%						5.12%
Short-term investments:
Fixed rate	$586	$146	$31				$763	$755
Average interest rate	3.42%	4.23%	4.67%				3.63%
Variable rate	$68						$68	$68
Average interest rate	4.37%						4.37%
Total investment securities	$1,406	$146	$31				$1,583	$1,575
Average interest rate	4.36%	4.23%	4.67%				4.18%
Long-Term Debt
Fixed rate	$330	$5	$405	$140	$5	$30	$915	$1,060
Average interest rate	2.43%	5.75%	7.97%	6.76%	5.75%	5.75%	5.69%
Variable rate			$30	$30			$60	$60
Average interest rate			4.94%	5.34%			5.14%

Foreign Currency Exchange Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. In the fourth quarter of fiscal year 2004, we instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. These forward foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of forward foreign exchange contracts is twelve months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2006, 2005 and 2004.

As of June 30, 2006, our notional amount of foreign exchange forward contracts totaled $59 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenure of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of June 30, 2006 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Thai baht	$18	38.50	$—
Singapore dollar	29	1.58	—
British pounds	12	1.81	—

	$59		$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2006	July 1, 2005
ASSETS
Cash and cash equivalents	$910	$746
Short-term investments	823	1,090
Accounts receivable, net	1,445	1,094
Inventories	891	431
Other current assets	264	141

Total Current Assets	4,333	3,502
Property, equipment and leasehold improvements, net	2,106	1,529
Other intangible assets	307	3
Other assets, net	323	210
Goodwill	2,475	—

Total Assets	$9,544	$5,244

LIABILITIES
Accounts payable	$1,692	$1,108
Accrued employee compensation	385	266
Accrued restructuring	210	2
Accrued expenses	399	239
Accrued warranty	249	115
Accrued income taxes	72	46
Current portion of long-term debt	330	4

Total Current Liabilities	3,337	1,780
Accrued restructuring	23	—
Accrued warranty	196	128
Other non-current liabilities	136	59
Long-term debt, less current portion	640	736

Total Liabilities	4,332	2,703

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 575,947,957 issued and outstanding at June 30, 2006 and 476,765,764 issued and outstanding at July 1, 2005	—	—
Additional paid-in capital	2,858	632
Deferred stock compensation	(1)	(3)
Accumulated other comprehensive loss	(7)	(9)
Retained earnings	2,362	1,921

Total Shareholders’ Equity	5,212	2,541

Total Liabilities and Shareholders’ Equity	$9,544	$5,244

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
Revenue	$9,206	$7,553	$6,224
Cost of revenue	7,069	5,880	4,765
Product development	805	645	666
Marketing and administrative	447	306	290
Amortization of intangibles	7	—	—
Restructuring, net	4	—	59

Total operating expenses	8,332	6,831	5,780

Income from operations	874	722	444
Interest income	69	36	17
Interest expense	(41)	(48)	(45)
Other, net	22	22	12

Other income (expense), net	50	10	(16)

Income before income taxes	924	732	428
Provision for (benefit from) income taxes	84	25	(101)

Net income	$840	$707	$529

Net income per share:
Basic	$1.70	$1.51	$1.17
Diluted	1.60	1.41	1.06
Number of shares used in per share calculations:
Basic	495	468	452
Diluted	524	502	498
Cash dividends declared per share	$0.32	$0.26	$0.20

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
OPERATING ACTIVITIES
Net income	$840	$707	$529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	612	464	414
Stock-based compensation	90	2	8
Deferred income taxes	23	11	16
Tax benefit from exercise of stock options	(44)	—	—
VERITAS tax indemnification	—	—	(125)
Other non-cash operating activities, net	12	8	1
Changes in operating assets and liabilities:
Accounts receivable	(190)	(403)	(80)
Inventories	(113)	18	(130)
Accounts payable	91	368	89
Accrued expenses, employee compensation and warranty	120	142	(44)
Accrued income taxes	54	13	(6)
Other assets and liabilities	(38)	98	(37)

Net cash provided by operating activities	1,457	1,428	635

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements, net	(1,008)	(691)	(605)
Purchases of short-term investments	(3,220)	(4,796)	(4,143)
Maturities and sales of short-term investments	3,528	4,465	3,822
Net cash and cash equivalents acquired from Maxtor	297	—	—
Other acquisitions, net of cash and cash equivalents acquired	(28)	—	—
Other investing activities, net	(130)	(47)	(36)

Net cash used in investing activities	(561)	(1,069)	(962)

FINANCING ACTIVITIES
Repayment of long-term debt	(340)	(3)	(6)
Proceeds from exercise of employee stock options and employee stock purchase plan	118	90	96
Dividends to shareholders	(155)	(122)	(90)
Tax benefit from exercise of stock options	44	—	—
Repurchases of common shares	(399)	—	—

Net cash used in financing activities	(732)	(35)	—

Increase (decrease) in cash and cash equivalents	164	324	(327)
Cash and cash equivalents at the beginning of the period	746	422	749

Cash and cash equivalents at the end of the period	$910	$746	$422

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$38	$48	$43
Cash paid for income taxes, net of refunds	15	9	13

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 30, 2006, July 1, 2005 and July 2, 2004

(in millions)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 27, 2003	439	$—	$640	$(9)	$—	$685	$1,316
Comprehensive income, net of tax:
Unrealized loss on marketable securities					(3)		(3)
Net income						529	529

Comprehensive income							526

Issuance of common shares related to employee stock options and employee stock purchase plan	21		96				96
Dividends to shareholders			(90)				(90)
Compensation expense related to New SAC			2				2
Amortization of deferred stock compensation				3			3
Compensation expense related to executive terminations			2				2

Balance at July 2, 2004	460	—	650	(6)	(3)	1,214	1,855
Comprehensive income, net of tax:
Unrealized loss on marketable securities					(3)		(3)
Unrealized loss on cash flow hedges					(3)		(3)
Net income						707	707

Comprehensive income							701

Issuance of common shares related to employee stock options and employee stock purchase plan	17		90				90
Dividends to shareholders			(122)				(122)
Tax benefit from stock options			15				15
Amortization of deferred stock compensation			(1)	3			2

Balance at July 1, 2005	477	—	632	(3)	(9)	1,921	2,541
Comprehensive income, net of tax:
Unrealized loss on marketable securities					(2)		(2)
Unrealized gain on cash flow hedges, net of realized gain					4		4
Net income						840	840

Comprehensive income							842

Issuance of common shares related to employee stock options and employee stock purchase plan	18		118				118
Issuance of common shares, assumption of options and nonvested shares in connection with the acquisition of Maxtor	98		1,956				1,956
Substantial premium on convertible debt assumed			175				175
Dividends to shareholders			(155)				(155)
Tax benefit from stock options			44				44
Repurchases of common shares	(17)					(399)	(399)
Stock-based compensation			88				88
Amortization of deferred stock compensation				2			2

Balance at June 30, 2006	576	$—	$2,858	$(1)	$(7)	$2,362	$5,212

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

The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation, customer claim submittals and sales returns. During periods in which the Company’ distributors’ inventories of its products are at higher than historical levels, such as the second quarter of fiscal year 2004, the Company’s estimates upon which its contra-revenue is based are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, the Company’s distributors’ inventories are within the historical range. Significant actual variations in any of these factors could have a material effect on the Company’s operating results. In addition, the Company’s failure to accurately predict the level of future sales returns by its distribution customers could have a material impact on the Company’s financial condition and results of operations.

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

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. With the acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of Statement of SFAS No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The Company engages third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from and economic lives of existing technology, customer relationships, trade names, and other intangible assets; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

The Company is required to periodically evaluate the carrying values of intangible assets for impairment. If any of the Company’s intangible assets are determined to be impaired, the Company may have to write-down the impaired asset and its earnings would be adversely impacted in the period that occurs.

At June 30, 2006, the Company’s goodwill totaled approximately $2.5 billion and our identifiable intangible assets totaled $307 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment requires the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimating future cash flows and determining their present values are based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by management. The Company’s estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of share-based payments (see Note 3). The Company believes that these other accounting policies and other accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on its reported results of operations for a given period.

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. On May 19, 2006, the Company acquired 100% of the outstanding common stock, stock options and nonvested stock of Maxtor Corporation (“Maxtor”). The consolidated financial statements include the results of operations of Maxtor subsequent to May 19, 2006.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2006 and fiscal year 2005 comprised 52 weeks and ended on June 30, 2006 and July 1, 2005, respectively, while fiscal year 2004 comprised 53 weeks and ended on July 2, 2004. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs—The Company’s revenue recognition policy complies with Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed price to the buyer, and when collectibility is reasonably assured. For our direct retail customers, revenue is recognized on a sell-through basis. Estimated product returns are provided for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. The Company also adheres to the requirements of Emerging Issue Task Force (“EITF”) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer, (“EITF 01-09”) for sales incentive programs. The Company follows Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for sales of extended warranties.

Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF No. 01-09 have been met.

Product Warranty—We warrant our products for periods ranging from one year to five years. Enterprise products that are used in large scale servers and data warehousing systems are warranted for three to five years while personal storage products used in consumer and commercial desktop systems are warranted for one to five years. All internal desktop and notebook disc drives shipped through the distribution and retail channels are warranted for five years. A provision for estimated future costs relating to warranty returns is recorded when revenue is recognized and is included in cost of revenue. The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date. Shipping and handling costs are also included in cost of revenue.

Inventory—Inventories are valued at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

Property, Equipment, and Leasehold Improvements—Land, equipment, buildings and leasehold improvements are stated at cost. The cost basis of assets acquired in the Maxtor business combination is based on estimated fair values at the date of acquisition (see Note 10). Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The cost of additions and substantial improvements to property, equipment and leasehold improvements are capitalized. The cost of maintenance repairs to property, equipment and leasehold improvements is expensed as incurred.

Goodwill and Other Intangibles Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. SFAS 142 requires that goodwill be tested for impairment at least annually, or more often if warranted by events and changes in circumstances indicating that the carrying value may exceed its fair value, and written down to fair value if impaired. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. SFAS 142 also requires that intangible assets with finite

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful lives be amortized over their respective estimated useful lives. The Company’s acquisition-related intangible assets is comprised primarily of existing technology, customer relationships, trade names, and other intangible assets and are amortized over periods ranging from one to four years on a straight-line basis. SFAS 142 further requires that intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Allowances for Doubtful Accounts—The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures.

Advertising Expense—The cost of advertising is expensed as incurred. Advertising costs were approximately $40 million, $26 million and $25 million in fiscal years 2006, 2005 and 2004, respectively.

Stock-Based Compensation—Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method (see Note 3). Prior to July 2, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees (“APBO 25”), and related interpretations.

Foreign Currency Remeasurement and Translation—The U.S. dollar is the functional currency for all of the Company’s foreign operations. As a result, gains and losses on the remeasurement into U.S. dollars of amounts not denominated in U.S. dollars are included in net income (loss) for those operations.

Derivative Financial Instruments—The Company applies the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships (see Note 2).

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The Company invests in auction rate securities. Auction rate securities that have stated maturities greater than three months, are classified as marketable securities unless they are purchased three months or less from contractual maturity.

Strategic Investments—The Company enters into certain strategic investments for the promotion of business and strategic objectives and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in the accompanying balance sheets in other assets, net. Non-marketable investments are recorded at cost and are periodically analyzed to determine

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments totaled $11 million and $15 million at June 30, 2006 and July 1, 2005, respectively.

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

The Company places its cash equivalents and short-term investments in investment-grade, highly liquid debt instruments and limits the amount of credit exposure to any one issuer.

Supplier Concentration—Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company has made prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

Newly Adopted and Recently Issued Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 in its first quarter of fiscal year 2006. The adoption of SFAS 151 did not have a material impact on its results of operations or financial position. However, SFAS 151 may have a more significant impact as the Company ramps down the volume of Maxtor-designed products, resulting in an inefficient use of the Maxtor manufacturing infrastructure.

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. As a result, the Company has included stock-based compensation costs in its results of operations for fiscal year 2006 (see Note 3). The adoption of SFAS 123(R) had a material impact on the Company’s results of operations.

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

Net Income Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
	(In millions, except per share data)
Basic net income per share
Net income	$840	$707	$529

Weighted average number of common shares outstanding during the period	495	468	452
Basic net income per share	$1.70	$1.51	$1.17

Diluted net income per share
Net income	$840	$707	$529
Interest on convertible senior notes, net of income tax effect	1	—	—

Net income, as adjusted	$841	$707	$529

Weighted average number of common shares outstanding during the period	495	468	452
Shares issuable from assumed exercise of options using the treasury stock method	28	34	46
Shares issuable from assumed conversion of 2.375% convertible senior notes	1	—	—

Total shares for purpose of calculating diluted net income per share	524	502	498

Diluted net income per share	$1.60	$1.41	$1.06

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
	(In millions)
Stock options	16.5	6.8	3.7
Nonvested shares	0.6	—	—
6.8% convertible senior notes	0.5	—	—

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and Distribution of Shares by New SAC

New SAC, an exempted company incorporated with limited liability under the laws of the Cayman Islands, originally acquired the Company in November 2000 from Seagate Technology, Inc. From November 2000 to December 2002, the Company was a wholly owned subsidiary of New SAC. From time to time since December 2002, New SAC has sold and distributed the Company’s common shares to its shareholders, which included certain current and former directors, officers and employees of the Company. As of January 3, 2006, New SAC had distributed substantially all of the common shares of the Company that it held to its shareholders pursuant to the distributions described below, and New SAC no longer owns any of the Company’s common shares.

From May 2005 through January 2006, New SAC distributed approximately 100 million of the Company’s common shares to its more than 200 shareholders in four quarterly distributions. These distributed shares are illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC unless they are subsequently registered for resale. The first of these quarterly distributed shares became eligible for resale under Rule 144 on May 16, 2006 and the second quarterly distribution became eligible for resale under Rule 144 on July 26, 2006. The two remaining quarterly distributions of 25 million shares each will become eligible for resale on October 21, 2006 and January 3, 2007.

In addition, from September 2005 through January 2006, New SAC distributed approximately 50 million of the Company’s common shares through five monthly distributions to its shareholders. These shares have been registered for resale pursuant to a registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission in December 2005.

2.  Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at June 30, 2006 (in millions):

	Amortized Cost	Unrealized Loss	Fair Value
US Government & Agency	$624	$(7)	$617
Asset Backed Securities	49	—	49
Corporate Bonds	83	(1)	82
Municipal Bonds	7	—	7
Auction Rate Securities	68	—	68
Commercial Paper	338	—	338
Money Market	414	—	414

Total	$1,583	$(8)	$1,575

Included in cash and cash equivalents			$752
Included in short term investments			823

			$1,575

At June 30, 2006, the Company had $58 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the fair value of available-for-sale securities at July 1, 2005 (in millions):

	Amortized Cost	Unrealized Loss	Fair Value
US Government & Agency	$539	$(6)	$533
Corporate Bonds	741	—	741
Auction Rate Securities	434	—	434
Money Market	58	—	58

Total	$1,772	$(6)	$1,766

Included in cash and cash equivalents			$676
Included in short term investments			1,090

			$1,766

The fair value of the Company’s investment in debt securities, by remaining contractual maturity, is as follows (in millions):

	June 30, 2006	July 1, 2005
Due in less than 1 year	$986	$748
Due in 1 to 3 years	175	960

	$1,161	$1,708

Fair Value Disclosures—The carrying value of cash and equivalents approximates fair value. The fair values of short-term investments, debentures, notes and loans are estimated based on quoted market prices as of June 30, 2006.

The carrying values and fair values of the Company’s financial instruments are as follows:

	June 30, 2006		July 1, 2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in millions)
Cash equivalents	$752	$752	$676	$676
Short-term investments	831	823	1,096	1,090
8.0% Senior Notes due May 2009	(400)	(412)	(400)	(426)
6.8% Convertible Senior Notes due April 2010	(135)	(144)	—	—
5.75% Subordinated Debentures due March 2012	(49)	(47)	—	—
2.375% Convertible Senior Notes due August 2012	(326)	(457)	—	—
LIBOR Based China Manufacturing Facility Loan.	(60)	(60)	—	—
LIBOR plus 2% Term Loan B	—	—	(340)	(340)
Foreign currency forward exchange contracts	—	—	(1)	(1)

Derivative Financial Instruments—The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. During fiscal years 2006, 2005 and 2004, the Company did not enter into any fair value hedges or hedges of net investments in foreign operations.

In the fourth quarter of fiscal year 2004, the Company instituted a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from expenses over the next fiscal year. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the forward exchange contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward exchange contracts. These forward foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of forward foreign exchange contracts is twelve months.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. The Company did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2006, 2005 and 2004.

As at June 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $29 million in Singapore dollars, $18 million in Thai baht and $12 million in British pounds. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and it limits the notional amount on contracts entered into with any one counterparty. The Company maintains settlement and revaluation limits as well as maximum terms of contracts based on the credit rating of the financial institutions. As at July 1, 2005, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $12 million in Singapore dollars, $41 million in Thai baht and $10 million in British pounds.

The Company transacts business in various foreign countries and its primary foreign currency cash flows are in emerging market countries in Asia and in some European countries. Net foreign currency transaction gains included in the determination of net income were $4 million, $3 million and $1 million for fiscal years 2006, 2005 and 2004, respectively.

Accounts Receivable

	June 30, 2006	July 1, 2005
	(in millions)
Accounts Receivable:
Accounts receivable	$1,482	$1,126
Allowance for doubtful accounts	(37)	(32)

	$1,445	$1,094

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Additions, Charges to Costs, Reversals and Expenses	Deductions (1)	Assumed from Maxtor	Balance at End of Period
	(in millions)
Fiscal year ended June 30, 2006	$32	$(3)	$(2)	$10	$37
Fiscal year ended July 1, 2005	$30	$4	$(2)	$—	$32
Fiscal year ended July 2, 2004	$32	$—	$(2)	$—	$30

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	June 30, 2006	July 1, 2005
	(in millions)
Inventories:
Components	$209	$118
Work-in-process	126	70
Finished goods	556	243

	$891	$431

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in Years	June 30, 2006	July 1, 2005
		(in millions)
Land		$30	$22
Equipment	3–4	3,218	2,419
Building and leasehold improvements	Life of lease–48	646	476
Construction in progress		392	266

		4,286	3,183
Less accumulated depreciation and amortization		(2,180)	(1,654)

		$2,106	$1,529

Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $583 million, $462 million and $413 million for fiscal years 2006, 2005 and 2004, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

The components of depreciation and amortization expense are as follows:

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
	(in millions)
Depreciation	$583	$462	$413
Amortization:
Intangibles	29	2	1

	$612	$464	$414

Long-Term Debt and Credit Facilities

Long-term debt consisted of the following:

	June 30, 2006	July 1, 2005
	(in millions)
8.0% Senior Notes due May 2009	$400	$400
6.8% Convertible Senior Notes due April 2010	135	—
5.75% Subordinated Debentures due March 2012	49	—
2.375% Convertible Senior Notes due August 2012	326	—
LIBOR Based China Manufacturing Facility Loan	60	—
LIBOR plus 2% Term Loan B	—	340

	970	740
Less current portion	(330)	(4)

Long-term debt, less current portion	$640	$736

At June 30, 2006, future minimum principal payments on long-term debt were as follows:

Fiscal Year
2007	$330
2008	5
2009	435
2010	170
2011	5
Thereafter	30

$975

Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary has a senior unsecured $100 million revolving credit facility that matures in November 2008. HDD has also issued $400 million aggregate principal amount of 8% Senior Notes May 2009 (the “8% Notes”). The Company has guaranteed HDD’s obligations under both the revolving credit facility and the 8% Notes on a full and unconditional basis (see Note 14). Neither the credit agreement governing the revolving credit facility nor the indenture governing the outstanding 8% Notes impose any restrictions on the ability of the Company’s consolidated subsidiaries to transfer funds to HDD in the form of dividends, loans or advances.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2005, the Company paid off its term loan due in the amount of $340 million and accrued interest, and replaced its then-existing $150 million revolving credit facility with the $100 million revolving credit facility in November 2005. In addition to easing restrictions on the Company’s ability to repurchase its common shares, the repayment of the term loan and the revolving credit facility provided increased flexibility with respect to the payment of dividends.

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial ratios: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 30, 2006, the Company is in compliance with all covenants.

The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $31 million for outstanding letters of credit and bankers’ guarantees as of June 30, 2006, leaving $69 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Seagate had other uncommitted unsecured credit lines totaling $21 million at June 30, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; as of June 30, 2006, a total of $8 million of letters of credit and bank guarantees was outstanding under these facilities.

The Company is restricted in its ability to pay dividends to its shareholders by the covenants contained in the indenture governing its 8% Notes and the credit agreement governing its revolving credit facility. The covenants contained in the indenture governing the Company’s senior notes limit the aggregate amount of restricted payments, including dividends to shareholders, to 50% of cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter for which financial statements are internally available. Currently, the most significant restriction on the Company’s ability to pay dividends is under the credit agreement governing the Company’s revolving credit facility, which limits dividends to $200 million in any four consecutive quarters. The Company’s declaration of dividends is also subject to Cayman Islands law and the discretion of its board of directors.

As a result of its acquisition of Maxtor on May 19, 2006, the Company assumed the following debt:

•	$135 million in aggregate principal amount of 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”). The 6.8% Notes require semi-annual interest payments payable on April 30 and October 30. The 6.8% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 30.1733 shares per $1,000 principal amount of the notes. The Company may not redeem the 6.8% Notes prior to May 5, 2008. Thereafter, the Company may redeem the 6.8% Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common shares for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common shares are exchanged or acquired for consideration that does not consist entirely of common shares that are listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.

•

$326 million in aggregate principal amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”). The 2.375% Notes require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes are convertible into common shares of Seagate Technology at a

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion rate of approximately 56.6503 shares per $1,000 principal amount of the notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company’s common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company’s common shares in lieu thereof. The 2.375% Notes are classified as a current liability on the consolidated balance sheet because they are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2006.

•	$55 million in aggregate principal amount of 5.75% Subordinated Debentures due March 2012. The 5.75% subordinated debentures require semi-annual interest payments on March 1 and September 1 and annual sinking fund payments of $5 million or repurchases of $5 million in principal amount of debentures in lieu of sinking fund payments. The debentures are currently convertible for a cash payment of $167.50 per $1,000 principal amount of debentures.

•	A plant construction loan in the amount of $30 million and a project loan in the amount of $30 million were outstanding from the Bank of China to Maxtor Suzhou (“MTS”). These borrowings are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 60 basis points, with the borrowings repayable in two installment payments of $15 million each, both due in October 2008. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in April 2009. Interest payments on both the construction loan and the project loan are made semi-annually. The loans require MTS to maintain annual financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, with which MTS was in compliance. In connection with the funding of the construction and project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan.

In accordance with APBO No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APBO 14”), the Company determined the existence of substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid In Capital in Shareholders’ Equity. All other debt assumed was recorded at fair market value.

Upon the closing of the Merger, the Company and Maxtor entered into a supplemental indenture whereby Seagate agreed to guarantee the 2.375% Notes and the 6.8% Notes on a full and unconditional basis, making them equal in rank with the 8% Notes (see Note 14). The 5.75% subordinated Debentures are subordinated to the 2.375% Notes and the 6.8% Notes.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 401(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. During fiscal years 2006, 2005 and 2004, the Company made contributions of $13 million, $13 million and $14 million, respectively.

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. In January 2002, the Company increased the maximum number of common shares issuable under the 2001 Plan from 72 million to 100 million. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. Except for certain options granted below deemed fair value shortly prior to the Company’s initial public offering in fiscal year 2003 (see Deferred Stock Compensation), all other options granted under the 2001 Plan were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of June 30, 2006, there were approximately 0.2 million shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan, which is intended to supplement and eventually succeed the Company’s 2001 Plan, is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards up to 27.5 million shares, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. As of June 30, 2006, there were approximately 8.7 million shares available for issuance under the 2004 Plan.

Assumed Maxtor Stock Options—In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each option assumed was converted into an option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor options into options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of June 30, 2006, approximately 6.9 million of the assumed options and 1.2 million of the exchanged nonvested shares were outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maxtor Corporation 1996 Stock Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options and nonvested stock under Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor Corporation 2005 Performance Incentive Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options and nonvested stock under Maxtor’s 2005 Performance Incentive Plan (the “2005 Plan”). Options granted under the 2005 Plan generally vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor (Quantum HDD) Merger Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. As of June 30, 2006, options granted under this plan were completely vested and exercisable.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. A total of 20 million common shares have been authorized for issuance under the ESPP. This number of common shares authorized for issuance automatically increases annually on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, subject to approval by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. Through June 30, 2006, the Company has issued approximately 14.1 million common shares under the ESPP. On July 31, 2006, the Company issued approximately 1.7 million common shares under the ESPP, and as of that date, had approximately 4.2 million common shares available for issuance under the ESPP. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. Prior to the Company’s fiscal quarter ended September 30, 2005, the ESPP consisted of a one-year offering period with two six-month purchase periods. On October 26, 2005, the Compensation Committee of the Company’s board of directors approved to change the one-year offering period to a six-month offering period with a maximum issuance of 2.5 million shares per offering period commencing with the purchase period beginning February 2006.

Adoption of SFAS 123(R)

Prior to July 2, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees (“APBO 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 2, 2005 as most options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. However, compensation expense was recognized under APBO 25 for certain options granted shortly prior to the Company’s initial public offering of its common shares in December 2002 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common shares based on the anticipated initial public offering share price). See Deferred Stock Compensation.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. Under this transition method, stock-based compensation cost recognized during the fiscal year ended 2006 includes: (a) compensation cost based on the intrinsic value method for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, (b) compensation cost for all unvested stock-based awards as of July 2, 2005 that were granted subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 and prior to July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (c) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on July 2, 2005, the Company’s income from operations, income before income taxes and net income for the fiscal year ended June 30, 2006 are $74 million, $74 million, and $72 million, respectively, lower than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as was permitted by SFAS 123. As a result of the adoption of SFAS 123(R) on July 2, 2005, basic and diluted net income per share for the fiscal year ended June 30, 2006 each decreased $0.14.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

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

Expected Volatility—Stock-based payments made prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 were accounted for using the intrinsic value method under APBO 25. The fair value of stock based payments made subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 through the quarter ended October 1, 2004, were valued using the Black-Scholes-Merton valuation method with a volatility factor based on the stock volatilities of the Company’s largest publicly traded competitors because the Company did not have a sufficient trading history. Commencing in the quarter ending December 31, 2004 and through the quarter ended July 1, 2005 the Company’s volatility factor was estimated using its own trading history. Effective July 2, 2005, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its share price. The impact of this change in the assumptions used to determine volatility was not significant.

Expected Dividend—The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. Also, because the expected dividend yield should reflect marketplace

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participants’ expectations, the Company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.

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

Fair Value—The fair value of the Company’s stock options granted to employees or assumed from Maxtor for the fiscal years ended 2006, 2005 and 2004 were estimated using the following weighted-average assumptions:

	Fiscal Years Ended
	2006	2005	2004
Seagate Option Plans Shares
Expected term (in years)	3.5–4.0	3.0–3.5	3.0
Volatility	40–43%	50–80%	80%
Expected dividend	1.2–2.3%	1.3–2.3%	0.5–2.0%
Risk-free interest rate	4.1–5.0%	2.9–3.6%	2.3–2.5%
Estimated annual forfeitures	4.6–4.9%	—	—
Weighted-average fair value	$7.15	$6.55	$11.45
Maxtor Option Plans Shares
Expected term (in years)	0–4.8	—	—
Volatility	36–39%	—	—
Expected dividend	1.3%	—	—
Risk-free interest rate	5.0–5.1%	—	—
Weighted-average fair value	$10.49	—	—
ESPP Shares
Expected term (in years)	0.5–1.0	0.5–1.0	0.5–1.0
Volatility	37–41%	30–60%	50–100%
Expected dividend	1.2–1.7%	1.9–2.1%	0.8–1.5%
Risk-free interest rate	3.6–4.5%	1.6–2.2%	1.0–1.3%
Weighted-average fair value	$7.28	$3.86	$4.72

Stock Compensation Expense

Deferred Stock Compensation—In connection with certain stock options granted shortly prior to the Company’s initial public offering in fiscal year 2003, the Company, in accordance with APBO 25, recorded deferred stock compensation aggregating $9.7 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. This deferred stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock options of 48 months. The Company has amortized approximately $9 million of such compensation expense through June 30, 2006.

Stock Compensation Expense—The Company recorded $74 million of stock-based compensation during the fiscal year ended 2006. Additionally, in connection with the assumed options and nonvested shares exchanged in the Maxtor acquisition, the Company recorded $16 million of stock-based compensation (see Note 10). The total fair value of shares vested during fiscal year 2006 was approximately $75 million.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded approximately $44 million of excess tax benefits as a financing cash inflow during the fiscal year ended 2006.

Stock Option Activity

The Company issues new common shares upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, including options assumed from Maxtor, for the fiscal year ended June 30, 2006:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at July 1, 2005	56.2	$8.32
Granted	20.6	18.99
Assumed from Maxtor	7.1	16.10
Exercised	(12.7)	5.35
Forfeitures and cancellations	(1.0)	13.54

Outstanding at June 30, 2006	70.2	$10.21	6.8	$735

Vested and expected to vest at June 30, 2006	66.0	$12.34	6.1	$714

Exercisable at June 30, 2006	29.0	$9.33	5.7	$397

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the 59.1 million options that were in-the-money at June 30, 2006. The Company issues common shares reserved for issuance under the various stock-based benefit plans upon exercise of options. During the fiscal years ended 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $228 million, $163 million and $267 million, respectively, determined as of the date of option exercise.

At June 30, 2006, the total compensation cost related to options granted to employees under the Company’s stock option plans (excluding options assumed in the Maxtor acquisition) but not yet recognized was approximately $169 million, net of estimated forfeitures of approximately $27 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. In addition to the stock-based compensation cost not yet recognized under the Company’s stock option plans, the Company has additional stock-based compensation costs related to options assumed in the Maxtor acquisition of approximately $22 million, which will be amortized over a weighted-average period of approximately 1.8 years.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Share Activity

The following is a summary of nonvested share activity under the Company’s stock option plans, including nonvested stock assumed from Maxtor:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Nonvested at July 1, 2005	—
Granted	0.9	$14.28
Assumed from Maxtor	1.3	$24.95

Nonvested at June 30, 2006	2.2	$21.84

Vested and expected to vest at June 30, 2006	1.8	$20.65

At June 30, 2006, the total compensation cost related to nonvested shares granted to employees under the Company’s stock option plans (excluding nonvested shares exchanged in the Maxtor acquisition) but not yet recognized was approximately $9 million, net of estimated forfeitures of approximately $1 million. This cost will be recognized over a weighted-average period of 3.1 years. In addition, the Company has additional stock-based compensation related to nonvested shares exchanged in the Maxtor acquisition of approximately $32 million, which will be amortized over a weighted-average period of approximately 2.3 years.

ESPP Information

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)			(in millions)
Outstanding at June 30, 2006	1.7	$16.22	0.1	$6

Vested and expected to vest at June 30, 2006	1.7	$16.22	0.1	$6

During fiscal year 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $40 million. During fiscal years 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s ESPP was $22 million and $43 million, respectively.

At June 30, 2006, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.1 years.

The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2006.

	January 31, 2006	July 29, 2005
Shares issued (in millions)	1.7	2.5
Weighted-average purchase price per share	$16.16	$9.82

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures

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

	Fiscal Years Ended
	July 1, 2005	July 2, 2004
	(in millions, except per share data)
Net income—as reported	$707	$529
Deduct: Total stock-based employee compensation expense determined under fair value method	(55)	(45)

Net income—pro forma	$652	$484

Net income per share:
Basic—as reported	$1.51	$1.17

Basic—pro forma	1.39	1.07

Diluted—as reported	1.41	1.06

Diluted—pro forma	1.31	0.98

Disclosures for the fiscal year 2006 are not presented because stock-based payments were accounted for under the fair value method prescribed by SFAS 123(R) during this period. Additionally, the stock-based employee compensation determined under the fair-value method has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, as those options were valued for pro forma purposes using a minimum fair value method.

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition all earnings and expenses of the rabbi trust are recorded as other income or expense in the Company’s financial statements. At June 30, 2006 and July 1, 2005, the deferred compensation amounts related to the rabbi trust were approximately $101 million and $73 million, respectively, and are included in Other Assets, net and Accrued expenses on the accompanying balance sheets.

As a result of the Maxtor acquisition, the Company has acquired a deferred compensation plan for the benefit of eligible employees, which is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. At June 30, 2006, the deferred compensation amounts related to the rabbi trust was approximately $5 million.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Retirement Medical Plan

The Company’s post-retirement medical plan offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees became eligible for these benefits after 15 years of service and attaining age 60. The Company’s measurement date is March 31st of each year.

In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued prior to July 2, 2004 for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first quarter of fiscal year 2005 related to this reduction in benefit obligation. Other than the $14 million reduction in the accrued benefit obligation, the components of net periodic benefit cost associated with the Company’s post-retirement medical plan for fiscal years 2006 and 2005 were not significant. The remaining benefit obligation at June 30, 2006 was not significant.

4.  Income Taxes

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
	(in millions)
Current Tax Expense (Benefit):
U.S. Federal	$35	$15	$(107)
U.S. State	7	3	(17)
Foreign	19	(4)	7

Total Current	$61	$14	$(117)

Deferred Tax Expense (Benefit):
U.S. Federal	$29	$1	$16
U.S. State	4	—	3
Foreign	(10)	10	(3)

Total Deferred	$23	11	$16

Provision for (Benefit from) income taxes	$84	$25	$(101)

Income before income taxes consisted of the following:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
	(in millions)
U.S.	$(18)	$92	$14
Foreign	942	640	414

	$924	$732	$428

Current tax expense of $44 million, $15 million and zero for fiscal years 2006, 2005 and 2004, respectively, was associated with stock option deductions, the tax benefits of which, were recorded directly to Additional Paid-In Capital.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax expense of $33 million for fiscal year 2006 related to the recording of a valuation allowance against deferred tax assets of Seagate that were considered to be no longer realizable as a result of the Maxtor acquisition and Seagate filing U.S. tax returns with Maxtor on a consolidated basis in subsequent years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30, 2006	July 1, 2005
	(in millions)
Deferred Tax Assets
Accrued warranty	$108	$97
Inventory valuation accounts	26	19
Receivable reserves	26	9
Accrued compensation and benefits	86	45
Depreciation	192	118
Restructuring allowance	46	—
Other accruals and deferred items	95	45
Net operating losses and tax credit carry-forwards	522	353
Capitalized research and development	62	2
Other assets	14	11

Total Deferred Tax Assets	1,177	699
Valuation allowance	(979)	(652)

Net Deferred Tax Assets	$198	$47

Deferred Tax Liabilities
Unremitted earnings of certain foreign entities	$(38)	$—
Acquired intangibles assets	(82)	—

Total Deferred Tax Liabilities	$(120)	$—

Net Deferred Tax Assets	$78	$47

As Reported on the Balance Sheet
Other current assets	$45	$12
Other assets, net	33	35

Net Deferred Tax Assets	$78	$47

At June 30, 2006, the Company had recorded $78 million of net deferred tax assets. The realization of the deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008. With the acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

In fiscal years 2006, 2005 and 2004, the valuation allowance increased by $327 million, $111 million and $125 million, respectively. Approximately $424 million of the increase in valuation allowance as of June 30,

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 was attributable to the addition of deferred tax assets associated with the Maxtor and other 2006 acquisitions, the benefit of which will be recorded as a reduction to goodwill when, and if, realized. This increase is offset by a decrease of approximately $145 million in deferred tax assets relating to U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital, when and if realized, that were derecognized as a result of the adoption of FAS 123(R). The remaining change in valuation allowance of approximately $48 million relates to other net increases in the Company’s gross deferred tax assets.

At June 30, 2006, the Company had U.S. federal, state and foreign tax net operating loss carryforwards of approximately $1.9 billion, $868 million and $381 million, respectively, which will expire at various dates beginning in 2008 if not utilized. At June 30, 2006, the Company had U.S. tax credit carryforwards of $197 million, which will expire at various dates beginning in 2007, if not utilized. These net operating losses and tax credit carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 30, 2006, approximately $1.4 billion and $378 million of U.S. federal and state net operating losses, respectively, and $39 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

On January 3, 2005, the Company underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by its then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 30, 2006, there are $447 million of U.S. net operating loss carryforwards and $111 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change. To the extent management believes it is more likely than not that the deferred tax assets associated with tax attributes subject to IRC Section 382 limitations will not be realized, a valuation allowance has been provided.

The applicable statutory rate in the Cayman Islands was zero for the Company for fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005	Fiscal Year Ended July 2, 2004
	(in millions)
Provision at U.S. notional statutory rate	$323	$256	$150
State income tax provision (benefit), net of U.S. notional income tax benefit	7	3	—
Reversal of accrued income taxes — VERITAS indemnification	—	—	(125)
Reduction in previously accrued foreign income taxes	(2)	(13)	—
Valuation allowance	65	11	13
Use of current year U.S. tax credit	(11)	(16)	—
Foreign earnings not subject to U.S. notional income tax	(309)	(216)	(139)
Other individually immaterial items	11	—	—

Provision for (benefit from) income taxes	$84	$25	$(101)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A substantial portion of the Company’s Asia Pacific manufacturing operations in China, Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2015. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net income by approximately $197 million in fiscal year 2006 ($0.38 per share, diluted), to increase the Company’s net income by approximately $133 million in fiscal year 2005 ($0.26 per share, diluted), and to increase the Company’s net income by approximately $89 million ($0.18 per share, diluted) in fiscal year 2004.

The Company consists of a foreign parent holding company with various foreign and U.S. subsidiaries. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

The Internal Revenue Service is currently examining federal income tax returns of certain of the Company’s U.S. subsidiaries for fiscal years ending in 2001 through 2004. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessments that may result.

In the fiscal year ended July 2, 2004, the Company recorded a $125 million income tax benefit from the reversal of $125 million of accrued income taxes relating to tax indemnification amounts due to VERITAS Software Corporation pursuant to the Indemnification Agreement between Seagate Technology, Inc., Suez Acquisition Corporation and VERITAS. The tax indemnification amount had been recorded by the Company in connection with the purchase of the operating assets of Seagate Technology Inc. and represented U.S. tax liabilities previously accrued by Seagate Technology, Inc. for periods prior to the acquisition date of the operating assets. As a result of the conclusion of the tax audits with no additional tax liabilities due, the Company determined that the $125 million accrual for the tax indemnification was no longer required and it was reversed in the third fiscal quarter of 2004.

Certain U.S. subsidiaries of the Company are included in certain unitary and combined U.S. state tax returns with certain U.S. affiliates of New SAC and have entered into a tax sharing agreement effective November 23, 2000. In January 2005, one of the U.S. subsidiaries, Certance (US) Holdings, Inc. (“Certance”) was sold to a third party and as a result, will not be joining the remaining U.S. New SAC affiliates in the filing of any unitary or combined U.S. state returns in fiscal 2005 or later years. Pursuant to the terms of the tax sharing agreement, the remaining U.S. affiliates were reimbursed for their tax attributes by Certance, whose participation in the tax sharing agreement was then terminated. As of June 30, 2006, there are no further tax sharing agreements in effect with any New SAC affiliates.

5.  Restructuring Costs

Ongoing Restructuring Activities

During fiscal year 2006, the Company recorded restructuring costs of approximately $4 million in connection with its ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements in its Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company has completed these restructuring activities.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2005, the Company recorded restructuring costs of $8 million in connection with its on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated future business requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs of approximately $5 million relating to a reduction in the Company’s workforce and approximately $3 million in charges related to impaired facility improvements as a result of the alignment plan. These restructuring activities were substantially completed as of March 31, 2006. Additionally, the Company reversed approximately $8 million of its restructuring accruals comprised of approximately $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than amounts originally estimated and approximately $5 million relating to the sale in the first quarter of fiscal year 2005 of a surplus building previously impaired in the fiscal year 2000 restructuring.

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

The following table summarizes the Company’s restructuring activities for fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004:

Severance and Benefits
(in millions)
Accrual balances, June 27, 2003	$5
Restructuring charge	59
Cash payments	(36)
Non-cash charges	(1)

Accrual balances, July 2, 2004	27
Restructuring charge	8
Cash payments	(30)
Adjustments	(3)

Accrual balances, July 1, 2005	2
Restructuring charge	4
Cash payments	(6)

Accrual balances, June 30, 2006	$—

Liabilities Recognized in Connection with Business Combinations:

In connection with the Maxtor acquisition, the Company accrued certain exit costs aggregating $251 million (see Note 10).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Business Segment and Geographic Information

In evaluating its segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company gave consideration to its Chief Executive Officer’s review of financial information and the organizational structure of the Company’s management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one segment, which is the manufacture and distribution of hard disc drives for desktop, enterprise, mobile and consumer electronics applications.

In fiscal years 2006, 2005 and 2004, Hewlett-Packard accounted for 17%, 18% and 19% of consolidated revenue, respectively. In fiscal years 2006 and 2005, Dell accounted for 11% and 12% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company’s operations in each area.

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
	June 30, 2006	July 1, 2005	July 2, 2004
	(in millions)
Revenue from external customers (1):
United States	$2,858	$2,324	$1,866
The Netherlands	2,127	1,767	1,558
Singapore	3,481	2,976	2,319
Other	740	486	481

Consolidated	$9,206	$7,553	$6,224

Long-lived assets:
United States	$701	$517	$530
Singapore	915	588	438
Thailand	432	243	142
Other	348	356	324

Consolidated	$2,396	$1,704	$1,434

(1)	Revenue is attributed to countries based on the shipping location.

7.  Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 575,947,957 shares were outstanding as of June 30, 2006 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 30, 2006.

During fiscal year 2006, the Company’s board of directors authorized the use of up to $400 million for the repurchase of the Company’s outstanding common shares and during the fourth quarter of fiscal year 2006 the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company repurchased approximately 16.7 million shares for approximately $400 million, all of which were cancelled and are no longer outstanding. The Company did not repurchase any shares during the first three quarters of fiscal year 2006 or fiscal years 2005 and 2004.

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

Preferred shares—The Company is authorized to issue up to a total of 100,000,000 preferred shares in one or more series, without shareholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common shares and the voting and other rights of the holders of common shares. As of June 30, 2006, there were no shares of preferred shares outstanding.

8. Commitments

Leases—The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at June 30, 2006 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(in millions)
2007	$40
2008	34
2009	28
2010	27
2011	31
Thereafter	148

$308

Total rent expense for all land, facility and equipment operating leases was approximately $24 million, $19 million and $23 million for fiscal years 2006, 2005 and 2004, respectively. Total sublease rental income for each

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fiscal years 2006, 2005 and 2004 was $6 million. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Total future lease income to be recognized for the Company’s existing subleases is approximately $53 million.

The Company established both adverse and favorable leasehold interests and for exit costs reserves that apply directly to the lease commitments assumed through the acquisition of Maxtor. In accordance with SFAS 141, the Company recorded a $74 million adverse leasehold interest and a $4 million favorable leasehold interest. Both the adverse and favorable leasehold interest reserve will be amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases. In addition, the Company accrued $39 million in exit costs related to the planned exit of leased excess facilities.

Capital Expenditures—The Company’s commitments for construction of manufacturing facilities and equipment approximated $308 million at June 30, 2006.

Investment Commitment—The Company has agreed to invest $200 million over the next five years beginning 2004 to establish a manufacturing facility in Suzhou, China. As of June 30, 2006, the Company has invested excess of $100 million and intends to complete the investment in the remaining three years.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The patentee has three months to appeal the PRB’s decision. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the decision to the Beijing High People’s court, the highest appellate court. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected and the invalidity case reargued at a hearing on May 9, 2006. We await the PRB panel’s decision. We believe the claims are without merit, and we intend to defend against them vigorously.

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

In the Bankruptcy Court, we objected to the Chapter 7 Trustee’s assumption and assignment to Western Digital of the Patent Cross-License Agreement, and the Trustee ultimately rejected the Agreement. On November 14, 2003, the Bankruptcy Trustee made a motion, continued from time to time, to assume or reject certain Read-Rite executory contracts, rejecting the Patent Cross-License Agreement. On November 12, 2004, we filed our election to retain the benefits of the Patent Cross-License Agreement to the extent permitted by Section 365(n) of the U.S. Bankruptcy Code. The Chapter 7 Trustee and Western Digital opposed our election to retain the benefits of the license. We have since reached agreement with the Bankruptcy Trustee, subject to Bankruptcy Court approval, to allow us to retain the benefits of the Patent Cross-License in exchange for us withdrawing our proof of claim against the bankruptcy estate. Western Digital objected to the settlement. On July 7, 2005, the Bankruptcy Trustee filed a motion to approve settlement of all bankruptcy disputes with Western Digital and indicated that he no longer supports the agreement we reached with him. Pursuant to this motion, the Bankruptcy Trustee seeks approval to appoint Western Digital as the estate’s attorney in fact involving our election to retain the benefits of the Patent Cross-License Agreement. The Bankruptcy trustee withdrew his motion to approve the Seagate settlement. At a hearing on July 27, 2005, the Bankruptcy Court approved the Western Digital settlement and set a hearing for September 27, 2005, on Seagate’s 365(n) election to retain the benefits of the Patent Cross-License. At the end of the September 27 hearing, the court requested additional briefing. On December 20, 2005, the Bankruptcy Court rejected our 365(n) election, ruling that we were not entitled to retain the benefits of the Patent Cross License. On December 28, 2005, we filed a Notice of Appeal to the U.S. District Court for the Northern District of California. On May 8, 2006, the U.S. District Court entered an order affirming the Bankruptcy Court’s decision. We have decided not to appeal this order, will ask the Bankruptcy Court to partially lift the automatic stay of litigation to allow us to dismiss the state court action against Read-Rite, and will withdraw our proof of claim against the Read-Rite bankruptcy estate. The declaratory judgment action was dismissed with prejudice on July 25, 2006.

Papst Licensing, GmbH, Patent Litigation.    As a result of the acquisition of Maxtor Corporation, we now are defending patent infringement litigation against Maxtor Corporation and Quantum Corporation.

Prior to Maxtor Corporation’s acquisition of the Quantum HDD business, Maxtor, on the one hand, and Quantum and Matsushita Kotobuki Electronics Industries, Ltd. (“MKE”), on the other hand, were sued by Papst

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of spindle motors used in its hard disk drives from vendors that were licensed under the Papst motor patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of Maxtor’s acquisition of the Quantum HDD business, Maxtor assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Maxtor filed a motion to substitute Maxtor for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus Maxtor, with additional defenses to Papst’s patent infringement claims.

On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District Court for the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. On August 17, 2006, the court entered judgment in favor of Papst on all the remanded claims. We expect Papst to move the MDL court to lift the stay in light of this ruling. The time for appeal of the District Court’s decision has not yet run, and we do not know if the other party plans to appeal.

On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte, and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents. Maxtor filed an Answer to the First Amended Complaint and Counterclaims on April 28, 2006. Maxtor Peripherals (S) Pte and Maxtor Technology (Suzhou) Co. Ltd. filed Answers to the First Amended Complaint and Counterclaims on June 9, 2006.

Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because Maxtor and Quantum were at an early stage of discovery when the litigation was stayed, Maxtor was unable to determine the possible loss, if any, that may be incurred as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. Maxtor made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of Maxtor’s acquisition of the Quantum HDD business. Maxtor revised this estimate as a result of a related Papst settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against Maxtor for sale of Maxtor products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any potential loss, a litigation

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results.

Siemens, AG.    On August 23, 2006, Siemens, AG, a German corporation, filed against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “‘838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs.

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

10.  Acquisitions

Acquisition of Maxtor Corporation

On December 20, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation, a Delaware corporation, and MD Merger Corporation, a Delaware corporation and direct wholly-owned subsidiary of Seagate, by which Seagate agreed to acquire Maxtor (the “Merger”), and whereby Maxtor would become a wholly owned subsidiary of Seagate. On May 19, 2006, the Company completed the acquisition of Maxtor in a stock for stock transaction. The acquisition was structured to qualify as a tax-free reorganization and the Company has accounted for the acquisition in accordance with SFAS 141. The combination of the two companies’ brands and the related product lines represent the most differentiated storage offering to customers and enhance Seagate’s scale and capacity to better drive technology advances and accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing base of customers.

Under the terms of the Merger Agreement, each share of Maxtor common stock was exchanged for 0.37 of the Company’s common shares. The Company issued approximately 96.9 million common shares to Maxtor’s

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders. Based on the average closing price of the Company’s common shares on the NYSE for the two days prior to, including, and two days subsequent to the public announcement of the merger (December 21, 2005) of $20.02 and including capitalized acquisition-related costs and the fair value of options assumed and nonvested shares exchanged, the transaction was valued for accounting purposes at approximately $2.0 billion. The Company also assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 per share. Each option assumed was converted into an option to purchase the Company’s common shares after applying the 0.37 exchange ratio. In total, the Company assumed and converted Maxtor options into options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the exchange ratio. The fair value of options assumed and nonvested shares exchanged had a fair value of approximately $86 million. See Stock-Based Compensation elsewhere in this note.

Maxtor is a wholly-owned subsidiary of the Company and the results of Maxtor’s operations have been included in the Company’s consolidated financial statements after the May 19, 2006 acquisition date.

The total purchase price of the acquisition was as follows (in millions):

Fair value of Seagate common shares issued	$1,940
Fair value of options assumed and nonvested shares exchanged	86
Acquisition-related costs (1)	19

Total purchase price	$2,045

(1)	Acquisition-related costs consisted of financial advisory, legal, accounting and other professional fees.

Purchase Price Allocation

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, technologies, customer contracts and relationships, trade names, and liabilities assumed including contractual commitments and legal contingencies.

In valuing acquired assets, fair values were determined using one of the following generally accepted valuation approaches:

•	income approach (existing technology, customer relationships and trade names);

•	market approach (land and buildings to be sold); and

•	cost approach (buildings that will continue to be used).

The fair values of liabilities were determined based on market values of the traded debt securities, or the present values of the amounts to be paid, unless they were expected to be settled in a short period, in which case discounting was not performed.

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their estimated fair values as at May 19, 2006, the date of acquisition, and allocated the residual value of approximately $2.5 billion to goodwill. The values assigned to certain acquired

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities are preliminary, are based on information available as of June 30, 2006, and may be adjusted as further information becomes available during the allocation period of up to 12 months from the acquisition date (in accordance with SFAS 141). Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, changes in the timing and actual number of employees terminated and the location of these employees, the period it takes to vacate and successfully market owned and leased facilities and the selling prices or sublet rental rates secured, the net resale values of plant and equipment, previously unidentified claims from suppliers or other contingent obligations, including warranty liabilities, and the amounts required to settle them, the progress or outcomes of various litigation, and the outcomes of previously identified or unidentified customer claims. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.

The following represents the Company’s preliminary allocation of the purchase price to the acquired assets and liabilities assumed of Maxtor (in millions):

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$326
Accounts receivable	161
Inventories	347
Other current assets	94
Property, equipment and leasehold improvements	138
Other non-current assets	73
Accounts payable and accrued liabilities	(816)
Accrued exit costs	(251)
Debt assumed	(745)
Other liabilities	(125)
Identifiable intangible assets	315
Stock-based compensation	70
Goodwill	2,458

Total purchase price	$2,045

Determination of Fair Values

The Company assigned fair values to all the assets and liabilities assumed as of May 19, 2006. For certain tangible and intangible assets acquired and liabilities assumed, the Company utilized the assistance of a third party valuation firm in accordance with SFAS 141.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, equipment and leasehold improvements

In general, plant and equipment that will continue to be used is valued at current replacement cost for similar capacity while plant and equipment to be sold or held and not used, is valued at fair value less cost to sell. Land and buildings are valued using the replacement cost approach if they will continue to be used or the market approach if they will be sold. The following table summarizes the estimated fair value of the property, plant and equipment and leasehold improvements acquired from Maxtor and their estimated useful lives:

	Estimated Fair Value	Estimated Weighted- Average Remaining Useful Life (in years)
	($ in millions)
Land	$8	N/A
Equipment	71	2
Building and leasehold improvements	59	41

Total property, equipment and leasehold improvements	$138

Inventories

The Company allocated $347 million of the purchase price to inventories acquired. Finished goods and work-in-process inventories were valued based on the Income Method, which is based on the projected cash flows derived from selling the finished goods inventory, adjusted for costs of disposition and the profit commensurate with the amount of investment and degree of risk, and in the case of the work-in-process, also the expected costs of completion. Raw materials are valued based on the Replacement Cost Method. The recorded fair values of the inventories are charged to Cost of Revenue as the inventories are sold.

Identifiable Intangible Assets Acquired

In accordance with SFAS 141, the Company identified intangible assets apart from goodwill if one of the following criteria was met: 1) the asset arises from contractual or other legal rights; or 2) the asset is capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged, either individually or in conjunction with a related contract, asset, or liability. The recorded values and estimated useful lives of the intangibles acquired from Maxtor were:

	Estimated Fair Value	Estimated Weighted- Average Remaining Useful Life (in years)
	($ in millions)
Existing technology	$143	1.4
Customer relationships	139	3.5
Trade names	33	4

Total acquired identifiable intangible assets	$315

Existing technology relates to Maxtor’s products across all of their product lines that have reached technological feasibility as well as a combination of Maxtor’s processes, patents, and trade secrets developed through years of experience in design and development of their products. Existing technology was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less charges related to the contribution of other assets to those cash flows. The fair value of the existing technology is amortized to Cost of Revenue on a straight-line basis over the estimated useful lives of these technologies as the Company expects to phase out the use of these technologies and transition to Seagate-designed products within one to two years.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of customer relationships was determined using the Excess Earnings Method under the Income Approach based on the estimated revenues to be derived from Maxtor’s OEM, distribution and retail customers. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these customer relationships less charges related to the contribution of other assets to those cash flows. The fair values of the customer relationships are amortized to Operating Expenses on a straight-line basis over the estimated lives of three to four years.

Trade names reflect the value associated with Maxtor’s brand names. Trade names are valued using the Relief-from-Royalty Method, a form of the Income Approach, which estimates the royalty cost avoided by owning the trade names as opposed to having to license them from an independent third party. The resulting cash flow savings estimated over the remaining useful life of the trade names are then discounted to present value to arrive at the fair value allocated to this intangible. Trade names are amortized to Operating Expenses over the estimated useful life of four years.

In-Process Research and Development

As of the date of the acquisition, all development activities at Maxtor were discontinued. Therefore, there were no assets that qualified as in-process research and development.

Debt Assumed

Upon the closing of the Merger, the Company assumed all of Maxtor’s outstanding debt, including Maxtor’s convertible senior notes. In addition, upon the closing of the Merger, Seagate and Maxtor entered into a supplemental indenture whereby the Seagate agreed to unconditionally guarantee the notes on a senior unsecured basis (see Note 14).

In accordance with APBO 14, the Company determined the existence of substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid In Capital in Shareholders’ Equity. All other debt was recorded at fair market value.

	Par Value	Estimated Fair Value on May 19,2006	Substantial Premium Recorded in Additional Paid in Capital	Carrying Amount
	(in millions)
6.80% Senior Convertible Notes due April 2010	$135	$153	$18	$135
5.75% Subordinated Debentures due March 2012	55	49	—	49
2.375% Senior Convertible Notes due August 2012	326	483	157	326
LIBOR Based China Manufacturing Facility Loan	60	60	—	60

	$576	$745	$175	$570

Adverse/Favorable Leasehold Interests

In accordance with the guidance in SFAS 141, the Company analyzed all contractual leases to determine the fair value of the leasehold interests. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely, a favorable leasehold position exists when the present value of the market rental obligation is the greater. The Company recorded adverse leasehold interests totaling $74 million and favorable leasehold interest aggregating $4 million, which will be amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Liabilities in Connection with Maxtor Acquisition

At the consummation of the Maxtor acquisition, the Company began formulating a plan to exit certain Maxtor activities, involuntarily terminate Maxtor employees in several locations and relocate certain other Maxtor employees. The plan includes the closure of certain acquired manufacturing plants, vacating certain other owned or leased facilities, and discontinuation of production of Maxtor-designed products.

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs related to the plan described above. These accrued exit costs totalled $251 million as of May 19, 2006, of which $117 million is related to employee severance for involuntary employee termination, $43 million relates to the planned exit of leased or owned excess facilities and $91 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability relates to the employment termination of approximately 5,100 Maxtor employees, primarily in the U.S. and Far East, of which approximately 950 employees had been terminated as of June 30, 2006. In fiscal year 2006, the Company paid $18 million of the accrued exit costs. The Company expects payments for severance and related benefits and for contractual settlements to be substantially completed by the end of fiscal year 2007, while the costs associated with the exit of certain facilities will continue to the end of fiscal year 2016.

As of June 30, 2006, the aforesaid plan is still subject to adjustment and may result in material changes to goodwill.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition for fiscal year ended June 30, 2006:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Accrued exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrued exit costs, June 30, 2006	$109	$43	$81	$233

Accrued exit costs are included in Accrued Restructuring on the balance sheet.

Stock-Based Compensation

The Company assumed all of Maxtor’s outstanding stock options to purchase approximately 7.1 million of the Company’s common shares at a weighted average exercise price of $16.10 per share and nonvested stock to purchase approximately 1.3 million of the Company’s nonvested shares.

The fair value of the assumed stock options and nonvested shares exchanged was approximately $86 million. The difference between the fair value of the options assumed and nonvested shares exchanged and the unearned portion thereof was approximately $16 million and was included in the purchase price. Stock-based compensation related to the unearned options and nonvested shares was valued at approximately $70 million, of which, $16 million was amortized in the fiscal quarter ended June 30, 2006. The remaining $54 million will be amortized on a straight-line basis over the remaining service (vesting) periods of the underlying options or nonvested shares.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the Black-Scholes-Merton valuation model to determine the fair value of the assumed options. The fair value of the assumed options and nonvested shares exchanged was valued using the measurement date share price, while the stock-based compensation was valued using the share price on the closing date of the acquisition.

Goodwill

Goodwill represents the premium the Company paid over the fair values of the assets acquired and liabilities assumed. Approximately $2.5 billion of the purchase price paid for Maxtor has been allocated to goodwill. Goodwill is not tax deductible.

Goodwill reflects the benefits the Company expects to derive from the enhanced scale and capacity to better serve the addressable market, the ability to leverage Seagate’s existing research and development platforms to accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing customer base, and cost synergies arising from scaling production and operating infrastructure. Goodwill also includes the value of the assembled workforce, which does not meet the criteria described in SFAS 141 for separate identification from goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Maxtor prior to the Merger, on a pro forma basis, as though the companies had been combined as of July 3, 2004 for each period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for all periods presented also includes the business combination accounting effect on conforming Maxtor’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed and nonvested shares exchanged and related tax effects of these adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

The unaudited pro forma financial information for the fiscal year ended June 30, 2006 combines the Company’s historical results for the fiscal year ended June 30, 2006 and, due to differences in our reporting periods, the historical results of Maxtor for the period from July 3, 2005 to May 19, 2006. The unaudited pro forma financial information for the fiscal year ended July 1, 2005 combines the Company’s historical results for the fiscal year ended July 1, 2005 and the historical results of Maxtor for the four fiscal quarters ending July 2, 2005.

	Fiscal Years Ended
	June 30, 2006	July 1, 2005
	(in millions, except per share data)
	(Unaudited)
Revenue	$12,199	$11,452
Net income	$489	$419
Basic net income per share	$0.99	$0.74
Diluted net income per share	$0.93	$0.70

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions

The Company acquired two other companies for cash in fiscal year 2006 for purchase prices of $15 million and $14 million, respectively, which resulted in residual values of approximately $12 million and $5 million, respectively, being recorded to goodwill after the allocation of fair value to tangible and intangible assets acquired and liabilities assumed. These acquisitions did not have a material impact on the Company’s results of operations.

11.  Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at June 30, 2006, the composition of the amounts recorded to goodwill are as follows (in millions):

Balance as of July 1, 2005	$—
Goodwill acquired through the Maxtor acquisition	2,458
Goodwill acquired through other acquisitions	17

Balance as of June 30, 2006	$2,475

In accordance with the guidance in SFAS 142, goodwill will not be amortized. Instead, it will be tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during the fiscal year ended June 30, 2006.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at June 30, 2006 is set forth in the table below. The carrying value of intangible assets at July 1, 2005 was immaterial. Accumulated amortization of intangibles was $33 million and $6 million at June 30, 2006 and July 1, 2005, respectively.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Existing technology	$150	$(18)	$132
Customer relationships	140	(5)	135
Trade names	33	(2)	31
Patents and licenses	17	(8)	9

Total acquired identifiable intangible assets	$340	$(33)	$307

In fiscal years 2006, 2005, and 2004, amortization expense for other intangible assets was $29 million, $2 million, and $1 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. Aggregate annual amortization of other intangible assets, based on their current estimated lives, is estimated to be $148 million, $84 million, $51 million and $24 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company warrants all internal desktop and notebook disc drives shipped through the distribution and retail channels for a period of five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the fiscal years ended June 30, 2006 and July 1, 2005 were as follows:

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended July 1, 2005
	(in millions)
Balance, beginning of period	$243	$125
Warranty accrual assumed from Maxtor	187	—
Warranties issued	156	147
Repairs and replacements	(177)	(113)
Changes in liability for pre-existing warranties, including expirations	36	84

Balance, end of period	$445	$243

The Company offers extended warranties on certain of its products. Deferred revenue in relation to extended warranties has not been material to date.

13.  Related Party Transactions

Affiliate Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continued to be provided by the Company through

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charged for these services through corporate expense allocations. The amount of corporate expense allocations depended upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies were reasonable. There were no allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal year 2006, and these allocations were not material for fiscal years 2005 and 2004. Xiotech Corporation and Certance were affiliates of Seagate Technology. The Company recorded revenue from Xiotech of $1 million and $7 million in fiscal years 2006 and 2005, respectively, and recorded revenue from Certance of $2 million for the period from July 3, 2004 through January 2005, at which time it was sold to a third party. The Company recorded revenue from Xiotech and Certance of $8 million and $3 million in fiscal year 2004, respectively. There were no amounts receivable from affiliated companies at June 30, 2006 and July 1, 2005. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Certain members of our board of directors are also on the boards of directors of Microsoft Corporation, Flextronics International Ltd. and United Parcel Service, Inc. The Company sells disc drives to Microsoft and certain subcontractors of Microsoft and Flextronics for use in their products. The Company recorded net revenue of $214 million, $181 million and $150 million in fiscal years 2006, 2005 and 2004, respectively, for sales to Microsoft and Microsoft subcontractors, including Flextronics. With respect to such sales, at June 30, 2006 and July 1, 2005, the Company had accounts receivable of $67 million and $37 million, respectively and accounts payable of $2 million and $8 million, respectively. The Company made payments for freight services to United Parcel Service of $130 million, $115 million and $114 million in fiscal years 2006, 2005 and 2004, respectively. At June 30, 2006 and July 1, 2005, the Company had accounts payable to United Parcel Service of $26 million and $18 million, respectively.

Another member of our board of directors was also a director of E2open, Inc. through August 10, 2004. The Company made payments totaling $2 million to E2open for the period from July 3, 2004 to August 10, 2004 and $2 million for fiscal year 2004. At July 1, 2005, the Company had no outstanding accounts payable to E2open, Inc.

Another individual who has been a member of our board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $44 million and $36 million from sales to LSI Logic for fiscal years 2006 and 2005, respectively. The Company had accounts receivable of $9 million and $3 million from LSI Logic at June 30, 2006 and July 1, 2005, respectively. The Company also made payments to LSI Logic of $194 million and $148 million in fiscal years 2006 and 2005, respectively, related to purchases of various components. The Company had accounts payable to LSI Logic of $46 million at each of June 30, 2006 and July 1, 2005, respectively.

A former member of our board of directors who became a director of Lenovo Group Limited on May 17, 2005, resigned from the Company’s board of directors on May 19, 2006. The Company recorded revenue of $136 million from sales to Lenovo Group Limited and its subcontractors for the period from July 2, 2005 to May 19, 2006 and $29 million for the period from May 17, 2005 to July 1, 2005. At July 1, 2005, the Company had accounts receivable of $33 million from Lenovo Group Limited and its subcontractors.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends to New SAC

During fiscal year 2006, pursuant to its quarterly dividend policy, the Company paid dividends to its shareholders aggregating approximately $155 million, or $0.32 per share, including New SAC. As of January 3, 2006, New SAC had distributed substantially all of the common shares of the Company that it held to its shareholders, and New SAC no longer owns any of the Company’s common shares.

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

14.  Condensed Consolidating Financial Information

On May 13, 2002, Seagate Technology HDD Holdings, or HDD, issued $400 million in aggregate principal amount of 8% Notes. HDD is the Company’s wholly-owned direct subsidiary, and the Company has guaranteed HDD’s obligations under the 8% Notes, on a joint and several, full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at June 30, 2006 and July 1, 2005 and the condensed consolidating results of operations and cash flows for the fiscal years ended June 30, 2006, July 1, 2005 and July 2, 2004. The information classifies the Company’s subsidiaries into Seagate Technology (parent company guarantor), HDD (subsidiary issuer), and the combined non-guarantors based upon the classification of those subsidiaries under the terms of the 8% Notes. The Company is restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% Notes and the credit agreement governing its revolving credit facility. Under this instrument, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments, and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating financial information reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed as of June 30, 2006. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the operating results of Maxtor will be included in the results of HDD on an equity method basis. In addition, going forward the balance sheet of HDD will reflect the investment in Maxtor on an equity method basis.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$1	$909	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	—	1,445	—	1,445
Intercompany receivable	2	—	10	(12)	—
Intercompany loan receivable	—	464	4	(468)	—
Inventories	—	—	891	—	891
Other current assets	—	—	264	—	264

Total Current Assets	2	465	4,346	(480)	4,333

Property, equipment and leasehold improvements, net	—	—	2,106	—	2,106
Goodwill	—	—	2,475	—	2,475
Other intangible assets	—	—	307	—	307
Equity investment in HDD	3,331	—	—	(3,331)	—
Equity investments in Non-Guarantors	2,023	4,101	—	(6,124)	—
Intercompany note receivable	—	—	835	(835)	—
Other assets	—	4	395	(76)	323

Total Assets	$5,356	$4,570	$10,464	$(10,846)	$9,544

Accounts payable	$—	$—	$1,692	$—	$1,692
Intercompany payable	3	—	8	(11)	—
Accrued employee compensation	—	—	385	—	385
Accrued expenses	1	4	853	—	858
Accrued income taxes	—	—	72	—	72
Intercompany loan payable	140	—	329	(469)	—
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	144	4	3,669	(480)	3,337

Other liabilities	—	—	355	—	355
Intercompany note payable	—	835	76	(911)	—
Long-term debt, less current portion	—	400	240	—	640

Total Liabilities	144	1,239	4,340	(1,391)	4,332

Shareholders’ Equity	5,212	3,331	6,124	(9,455)	5,212

Total Liabilities and Shareholders’ Equity	$5,356	$4,570	$10,464	$(10,846)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

July 1, 2005

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$9	$—	$737	$—	$746
Short-term investments	—	—	1,090	—	1,090
Accounts receivable, net	—	—	1,094	—	1,094
Inventories	—	—	431	—	431
Intercompany loan receivable	—	224	—	(224)	—
Other current assets	—	—	141	—	141

Total Current Assets	9	224	3,493	(224)	3,502

Property, equipment and leasehold improvements, net	—	—	1,529	—	1,529
Equity investment in HDD	2,536	—	—	(2,536)	—
Equity investment in Non-Guarantors	—	2,952	—	(2,952)	—
Other assets	—	7	206	—	213

Total Assets	$2,545	$3,183	$5,228	$(5,712)	$5,244

Accounts payable	$—	$—	$1,108	$—	$1,108
Accrued employee compensation	—	—	266	—	266
Accrued expenses	—	4	352	—	356
Accrued income taxes	—	—	46	—	46
Intercompany loan payable	—	—	224	(224)	—
Current portion of long-term debt	—	3	1	—	4

Total Current Liabilities	—	7	1,997	(224)	1,780

Other liabilities	4	—	183	—	187
Long-term debt, less current portion	—	640	96	—	736

Total Liabilities	4	647	2,276	(224)	2,703

Shareholders’ Equity	2,541	2,536	2,952	(5,488)	2,541

Total Liabilities and Shareholders’ Equity	$2,545	$3,183	$5,228	$(5,712)	$5,244

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,206	$—	$9,206
Cost of revenue	—	—	7,069	—	7,069
Product development	—	—	805	—	805
Marketing and administrative	—	—	447	—	447
Amortization of intangibles			7	—	7
Restructuring	—	—	4	—	4

Total operating expenses	—	—	8,332	—	8,332

Income from operations	—	—	874	—	874
Interest income	—	3	66	—	69
Interest expense	—	(44)	3	—	(41)
Equity in income of HDD	983	—	—	(983)	—
Equity in income (loss) of Non-Guarantors	(143)	1,024	—	(881)	—
Other, net	—	—	22	—	22

Other income (expense), net	840	983	91	(1,864)	50

Income before income taxes	840	983	965	(1,864)	924
Provision for income taxes	—	—	84	—	84

Net income	$840	$983	$881	$(1,864)	$840

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$840	$983	$881	$(1,864)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	612	—	612
Stock-based compensation	—	—	90	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in (income) of HDD	(983)	—	—	983	—
Equity in (income)/loss of Non-Guarantors	143	(1,024)	—	881	—
Other non-cash operating activities, net	—	2	33	—	35
Changes in operating assets and liabilities, net	(3)	(3)	(70)	—	(76)

Net cash provided by (used in) operating activities	(3)	(42)	1,502	—	1,457
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(1,008)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	—	297	—	297
Other investing activities, net	—	1	(159)	—	(158)

Net cash provided by ( used in) investing activities	—	1	(562)	—	(561)
Financing Activities
Repayment of long-term debt	—	(243)	(97)	—	(340)
Issuance of common shares for employee stock plans	118	—	—	—	118
Loan from HDD to Parent	140	(140)	—	—	—
Loan from HDD to Non-Guarantor	—	(324)	324	—	—
Loan repayment from Non-Guarantor to HDD	—	224	(224)	—	—
Loan from Non-Guarantor to HDD	—	835	(835)	—	—
Distribution from HDD to Parent	310	(310)	—	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities	(6)	42	(768)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	1	172	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$1	$909	$—	$910

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended July 1, 2005

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$707	$707	$741	$(1,448)	$707
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	464	—	464
Equity in income of HDD	(707)	—	—	707	—
Equity in income of Non-Guarantors	—	(741)	—	741	—
Other non-cash operating activities, net	—	—	21	—	21
Changes in operating assets and liabilities, net	—	(7)	243	—	236

Net cash provided by (used in) operating activities	—	(41)	1,469	—	1,428
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(691)	—	(691)
Purchase of short-term investments	—	—	(4,796)	—	(4,796)
Maturities and sales of short-term investments	—	—	4,465	—	4,465
Other investing activities, net	—	2	(49)	—	(47)

Net cash provided by ( used in) investing activities	—	2	(1,071)	—	(1,069)
Financing Activities
Repayment of long-term debt	—	(2)	(1)	—	(3)
Issuance of common shares for employee stock plans	90	—	—	—	90
Loan from HDD to Non-Guarantor	—	(1)	1	—	—
Loan repayment from Non-Guarantor to HDD	—	70	(70)	—	—
Distribution from HDD to Parent	37	(37)	—	—	—
Investment by Parent in HDD	(10)	10	—	—	—
Dividends to shareholders	(122)	—	—	—	(122)

Net cash provided by (used in) financing activities	(5)	40	(70)	—	(35)

Increase (decrease) in cash and cash equivalents	(5)	—	329	—	324
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the Period	$9	$—	$737	$—	$746

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended July 2, 2004

(in millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$529	$531	$568	$(1,099)	$529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	414	—	414
VERITAS tax indemnification	—	—	(125)	—	(125)
Equity in income of HDD	(531)	—	—	531	—
Equity in income (loss) of Non-Guarantors	—	(568)	—	568	—
Other non-cash operating activities, net	—	—	25	—	25
Changes in operating assets and liabilities, net	(14)	(1)	(193)	—	(208)

Net cash provided by (used in) operating activities	(16)	(38)	689	—	635
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(605)	—	(605)
Purchase of short-term investments	—	—	(4,143)	—	(4,143)
Maturities and sales of short-term investments	—	—	3,822	—	3,822
Other investing activities, net	—	3	(39)	—	(36)

Net cash used in investing activities	—	3	(965)	—	(962)
Financing Activities
Repayment of long-term debt	—	(4)	(2)	—	(6)
Issuance of common shares for employee stock plans	96	—	—	—	96
Loan from HDD to Non-Guarantor	—	(13)	13	—	—
Loan repayment from Non-Guarantor to HDD	—	31	(31)	—	—
Investment by Parent in HDD	(21)	21	—	—	—
Dividends to shareholders	(90)	—	—	—	(90)

Net cash provided by (used in) financing activities	(15)	35	(20)	—	—

Decrease in cash and cash equivalents	(31)	—	(296)	—	(327)
Cash and cash equivalents at the beginning of the period	45	—	704	—	749

Cash and cash equivalents at the end of the Period	$14	$—	$408	$—	$422

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2006, in connection with the Merger, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which the notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 10). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at June 30, 2006, and the condensed consolidating results of operations and cash flows for the period from May 19, 2006 to June 30, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the combined non-guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

Consolidating Balance Sheet

June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$29	$881	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	72	1,373	—	1,445
Intercompany receivable	2	—	116	(118)	—
Intercompany loan receivable	—	—	468	(468)	—
Inventories	—	91	800	—	891
Other current assets	—	59	205	—	264

Total Current Assets	2	251	4,666	(586)	4,333

Property, equipment and leasehold improvements, net	—	63	2,043	—	2,106
Goodwill	—	873	1,602	—	2,475
Other intangible assets	—	95	212	—	307
Equity investment in Maxtor	2,023	—	—	(2,023)	—
Equity investments in Non-Guarantors	3,331	2,101	4,101	(9,533)	—
Intercompany note receivable	—	—	835	(835)	—
Other assets	—	30	369	(76)	323

Total Assets	$5,356	$3,413	$13,828	$(13,053)	$9,544

Accounts payable	$—	$65	$1,627	$—	$1,692
Intercompany payable	3	114	—	(117)	—
Accrued employee compensation	—	58	327	—	385
Accrued expenses	1	137	720	—	858
Accrued income taxes	—	15	57	—	72
Intercompany loan payable	140	324	5	(469)	—
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	144	1,043	2,736	(586)	3,337

Other liabilities	—	91	264	—	355
Intercompany note payable	—	76	835	(911)	—
Long-term debt, less current portion	—	180	460	—	640

Total Liabilities	144	1,390	4,295	(1,497)	4,332

Shareholders’ Equity	5,212	2,023	9,533	(11,556)	5,212

Total Liabilities and Shareholders’ Equity	$5,356	$3,413	$13,828	$(13,053)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$87	$9,119	$—	$9,206
Cost of revenue	—	134	6,935	—	7,069
Product development	—	16	789	—	805
Marketing and administrative	—	19	428	—	447
Amortization of intangibles	—	2	5	—	7
Restructuring	—	—	4	—	4

Total operating expenses	—	171	8,161	—	8,332

Income (loss) from operations	—	(84)	958	—	874
Interest income	—	—	69	—	69
Interest expense	—	(2)	(39)	—	(41)
Equity in loss of Maxtor	(143)	—	—	143	—
Equity in income (loss) of Non-Guarantors	983	(57)	1,024	(1,950)	—
Other, net	—	—	22	—	22

Other income (expense), net	840	(59)	1,076	(1,807)	50

Income (loss) before income taxes	840	(143)	2,034	(1,807)	924
Provision for income taxes	—	—	84	—	84

Net income (loss)	$840	$(143)	$1,950	$(1,807)	$840

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 30, 2006

(in millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Net Income	$840	$(143)	$1,950	$(1,807)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	9	603	—	612
Stock-based compensation	—	15	75	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in loss of Maxtor	143	—	—	(143)	—
Equity in (income)/loss of Non-Guarantors	(983)	57	(1,024)	1,950	—
Other non-cash operating activities, net	—	—	35	—	35
Changes in operating assets and liabilities, net	(3)	(395)	322	—	(76)

Net cash provided by (used in) operating activities	(3)	(457)	1,917	—	1,457
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	(6)	(1,002)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	94	203	—	297
Other investing activities, net	—	(2)	(156)	—	(158)

Net cash provided by ( used in) investing activities	—	86	(647)	—	(561)
Financing Activities
Repayment of long-term debt	—	—	(340)	—	(340)
Issuance of common shares for employee stock plans	118	—	—	—	118
Loan from Non-Guarantor to Parent	140	—	(140)	—	—
Loan from Non-Guarantor to Maxtor	—	400	(400)	—	—
Distribution from Non-Guarantor to Parent	310	—	(310)	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities	(6)	400	(1,126)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	29	144	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$29	$881	$—	$910

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  Supplementary Financial Data (Unaudited)

Quarterly Data

Fiscal Year 2006
Unaudited, in millions except per share data	1st	2nd	3rd	4th
Revenue	$2,088	$2,300	$2,289	$2,529
Gross margin	535	591	556	454
Income from operations	265	284	253	72
Net income	272	287	274	7
Net income per share:
Basic	$0.57	$0.60	$0.56	$0.01
Diluted	0.54	0.57	0.53	0.01

The results for the first quarter of fiscal year 2006 include approximately $16 million of stock-based compensation expense as a result of the Company’s adoption of SFAS 123(R) and $4 million in restructuring costs. The results for the second quarter include approximately $20 million of stock-based compensation expense. The results for the third quarter include approximately $21 million of stock-based compensation expense. The results for the fourth quarter include approximately $17 million of stock-based compensation expense, Maxtor’s operating losses from May 19, 2006 through June 30, 2006 and related charges related to our acquisition of Maxtor Corporation which include $38 million in integration and retention costs, net of related tax effects, $24 million in amortization of intangibles and $16 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of June 30, 2006, and July 1, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows of Seagate Technology for the fiscal years ended June 30, 2006, July 1, 2005, and July 2, 2004. These consolidated financial statements are the responsibility of Seagate Technology’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at June 30, 2006 and July 1, 2005 and the consolidated results of its operations and cash flows for the fiscal years ended June 30, 2006, July 1, 2005, and July 2, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, under the heading Compensation—Adoption of SFAS 123(R), in fiscal 2006 Seagate Technology changed its method of accounting for stock-based compensation.

/s/ ERNST & YOUNG LLP

San Jose, California

September 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Seagate Technology maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maxtor Corporation (“Maxtor”), which is included in the 2006 consolidated financial statements of Seagate Technology and constituted $4.1 billion and $2.0 billion of total and net assets, respectively, as of June 30, 2006 and $279 million and $143 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Seagate Technology also did not include an evaluation of the internal control over financial reporting of Maxtor.

In our opinion, management’s assessment that Seagate Technology maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Seagate Technology and our report dated September 7, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

September 7, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 30, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. We have excluded from our evaluation, the internal control over financial reporting of Maxtor Corporation and subsidiaries, which we acquired on May 19, 2006 and is included in the fiscal year 2006 consolidated financial statements of Seagate Technology and constituted $4.1 billion and $2.0 billion of total and net assets, respectively, as of June 30, 2006 and $279 million and $143 million of revenues and net loss, respectively, for the year then ended.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Proposal 1 – Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by this Item 10 concerning our executive officers is set forth in Part I of this report under “Item 1. Business – Executive Officers”.

We have adopted a Code of Business Conduct and Ethics that applies to all Seagate employees, officers and members of our Board of Directors, including our principal executive, finance and accounting officers. This Code of Business Conduct and Ethics is posted on our Website. The Internet address for our Website is www.seagate.com, and the Code of Business Conduct and Ethics may be found from our main Web page by clicking first on “News + Info” and then on “Investor Relations,” next on “Corporate Governance” and then on “Code of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our Website, at the Internet address and location specified above.

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

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and Xiotech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and Xiotech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.10	Agreement and Plan of Merger dated as of December 20, 2005, by and among Seagate Technology, Inc., MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due May 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

Exhibit Number	Description

4.4	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-13560) filed with the SEC on February 10, 2003)

4.5	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (file no. 333-117517) filed with the SEC on July 20, 2004)

4.7	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmBH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

10.1	Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

Exhibit Number	Description

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7(b)	Form of New SAC 2000 Restricted Share Agreement (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(a)	New SAC 2001 Restricted Share Plan (incorporated by reference to Exhibit 10.8(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(b)	Form of New SAC 2001 Restricted Share Agreement (Tier 1 Senior Managers) (incorporated by reference to Exhibit 10.8(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8(c)	Form of New SAC 2001 Restricted Share Agreement (Other Employees) (incorporated by reference to Exhibit 10.8(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.14+	Promissory Note, dated as of October 10, 2000, by and between Seagate Technology LLC, as lender, and Brian Dexheimer, as borrower (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.15+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.16+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.18	Amendment No. 1, dated December 5, 2002, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.20 to amendment no. 9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on December 6, 2002)

Exhibit Number	Description

10.19	Amendment No. 2, dated January 28, 2004, to the Credit Agreement, dated as of May 13, 2002, by and among Seagate Technology Holdings, Seagate Technology HDD Holdings, Seagate Technology (US) Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint bookrunner and co-lead arranger, Morgan Stanley Senior Funding, Inc., as syndication agent, joint bookrunner and co-lead arranger, Citicorp USA, Inc., as documentation agent, Merrill Lynch Capital Corporation, as documentation agent, and Credit Suisse First Boston, as documentation agent (incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on February 3, 2004)

10.20+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on May 3, 2004)

10.21+*	Amended Seagate Technology 2004 Stock Compensation Plan

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers) (incorporated by reference to Exhibit 10.26 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer Employees) (incorporated by reference to Exhibit 10.27 to the registrant’s quarterly report on Form 10-Q (reg. no. 001-31560) filed with the SEC on October 29, 2004)

10.25+*	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors

10.26	Credit Agreement, dated as of November 22, 2005, by and among Seagate Technology, Seagate Technology HDD Holdings, JPMorgan Chase Bank, N.A., J.P. Morgan Securities, Inc., The Bank of Nova Scotia, Bank of America, BNP Paribas and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 23, 2005)

10.27	Form of Voting Agreement, dated December 20, 2005, by and among Maxtor Corporation and the persons listed on Schedule I (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2005)

10.28	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.29	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.30	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

Exhibit Number	Description

10.31	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.32	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/S/ WILLIAM D. WATKINS
(William D. Watkins, Chief Executive Officer)

Dated: September 8, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Watkins, Charles C. Pope, and William L. Hudson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM D. WATKINS (William D. Watkins)	Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2006

/S/ CHARLES C. POPE (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 8, 2006

/S/ KAREN M. ROGGE (Karen M. Rogge)	Vice President, Corporate Finance and Treasurer (Principal Accounting Officer)	September 8, 2006

/S/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chairman of the Board of Directors	September 8, 2006

/S/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	September 8, 2006

Signature	Title	Date
/S/ WILLIAM W. BRADLEY (William W. Bradley)	Director	September 8, 2006

/S/ JAMES A. DAVIDSON (James A. Davidson)	Director	September 8, 2006

/S/ GLENN H. HUTCHINS (Glenn H. Hutchins)	Director	September 8, 2006

/S/ DONALD E. KIERNAN (Donald E. Kiernan)	Director	September 8, 2006

/S/ DAVID F. MARQUARDT (David F. Marquardt)	Director	September 8, 2006

/S/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	September 8, 2006

/S/ C.S. PARK (Dr. C.S. Park)	Director	September 8, 2006

/S/ GREGORIO REYES (Gregorio Reyes)	Director	September 8, 2006

/S/ JOHN W. THOMPSON (John W. Thompson)	Director	September 8, 2006