Form 10-Q
period 2006-09-29
SEAGATE TECHNOLOGY
filed 2006-11-07
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

As of October 27, 2006, 574,103,709 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 29, 2006	June 30, 2006 (a)
ASSETS
Cash and cash equivalents	$1,856	$910
Short-term investments	797	823
Accounts receivable, net	1,331	1,445
Inventories	939	891
Other current assets	315	264

Total Current Assets	5,238	4,333

Property, equipment and leasehold improvements, net	2,179	2,106
Other intangible assets	272	307
Other assets, net	343	323
Goodwill	2,488	2,475

Total Assets	$10,520	$9,544

LIABILITIES
Accounts payable	$1,448	$1,692
Accrued employee compensation	237	385
Accrued restructuring	111	210
Accrued expenses, other	710	648
Accrued income taxes	67	72
Current portion of long-term debt	731	330

Total Current Liabilities	3,304	3,337
Accrued restructuring	23	23
Other non-current liabilities	332	332
Long-term debt, less current portion	1,737	640

Total Liabilities	5,396	4,332

Commitments and contingencies
SHAREHOLDERS’ EQUITY

Common shares and additional paid-in capital	2,944	2,858
Deferred stock compensation	—	(1)
Accumulated other comprehensive loss	(5)	(7)
Retained earnings	2,185	2,362

Total Shareholders’ Equity	5,124	5,212

Total Liabilities and Shareholders’ Equity	$10,520	$9,544

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 30, 2006.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 29, 2006	September 30, 2005
Revenue	$2,793	$2,088

Cost of revenue	2,351	1,553
Product development	243	180
Marketing and administrative	180	86
Amortization of intangibles	11	—
Restructuring, net	(4)	4

Total operating expenses	2,781	1,823

Income from operations	12	265

Interest income	19	15
Interest expense	(20)	(13)
Other, net	3	5

Other income, net	2	7

Income before income taxes	14	272
Benefit from income taxes	(5)	—

Net income	$19	$272

Net income per share:
Basic	$0.03	$0.57
Diluted	0.03	0.54
Number of shares used in per share calculations:
Basic	576	479
Diluted	602	506

Cash dividends declared per share	$0.08	$0.08

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 29, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income	$19	$272

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	199	137
Stock-based compensation	38	16
Allowance for doubtful accounts receivable	40	—
Excess tax benefits from exercise of stock options	—	(5)
Other non-cash operating activities, net	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable	78	(22)
Inventories	(42)	(46)
Accounts payable	(244)	(108)
Accrued expenses, employee compensation and warranty	(246)	(35)
Accrued income taxes	(5)	2
Other assets and liabilities	(14)	(3)

Net cash (used in) provided by operating activities	(181)	206

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(227)	(169)
Purchases of short-term investments	(305)	(1,159)
Maturities and sales of short-term investments	335	1,284
Acquisitions, net of cash and cash equivalents acquired	—	(15)
Other investing activities, net	(6)	(57)

Net cash used in investing activities	(203)	(116)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,477	—
Proceeds from exercise of employee stock options and employee stock purchase plan	49	28
Dividends to shareholders	(46)	(38)
Excess tax benefits from exercise of stock options	—	5
Repurchases of common shares	(150)	—

Net cash provided by (used in) financing activities	1,330	(5)

Increase in cash and cash equivalents	946	85
Cash and cash equivalents at the beginning of the period	910	746

Cash and cash equivalents at the end of the period	$1,856	$831

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5	$5
Cash paid for income taxes, net of refunds	2	4

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended September 29, 2006

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2006	576	$—	$2,858	$(1)	$(7)	$2,362	$5,212
Comprehensive income, net of tax:
Unrealized gain on marketable securities					4		4
Loss on derivatives					(2)		(2)
Net income						19	19

Comprehensive income							21
Issuance of common shares related to exercise of employee stock options	2		21				21
Issuance of common shares related to employee stock purchase plan	2		28				28
Repurchases of common shares	(7)					(150)	(150)
Dividends to shareholders						(46)	(46)
Stock-based compensation			37	1			38

Balance at September 29, 2006	573	$—	$2,944	$—	$(5)	$2,185	$5,124

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

Basis of Presentation and Consolidation—The condensed consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. On May 19, 2006, the Company acquired all of the outstanding common stock, stock options and nonvested stock of Maxtor. Maxtor is a wholly-owned subsidiary of the Company and the condensed consolidated financial statements include the results of operations of Maxtor subsequent to May 19, 2006. The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 30, 2006 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on September 11, 2006. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 30, 2006 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2007.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended September 29, 2006 and September 30, 2005 were 13 weeks. Fiscal year 2007 will be comprised of 52 weeks and will end on June 29, 2007.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These contra-revenue estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation, customer claim submittals and sales returns. During periods in which the Company’ distributors’ inventories of its products are at higher than historical levels, the Company’s contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, the Company’s distributors’ inventories are within the historical range. Significant actual variations in any of the factors upon which the Company bases its contra-revenue estimates could have a material effect on the Company’s operating results. In addition, the Company’s failure to accurately predict the level of future sales returns by its distribution customers could have a material impact on the Company’s financial condition and results of operations.

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

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. With the acquisition of Maxtor Corporation (“Maxtor”) on May 19, 2006, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The Company engages third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

The Company is required to periodically evaluate the carrying values of intangible assets for impairment. If any of the Company’s intangible assets are determined to be impaired, the Company may have to write-down the impaired asset and its earnings would be adversely impacted in the period that occurs.

At September 29, 2006, the Company’s goodwill totaled approximately $2.5 billion and our identifiable intangible assets totaled $272 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment requires the projection and discounting of cash flows, analysis of the Company’s market capitalization and estimating the fair values of tangible and intangible assets and liabilities. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by management. The Company’s estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of share-based payments. The Company believes that these other accounting policies and other accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on its reported results of operations for a given period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income per share for the three months ended September 29, 2006 and September 30, 2005:

	For the Three Months Ended
	September 29, 2006	September 30, 2005
	(In millions, except per share data)
Basic net income per share
Net Income	$19	$272

Weighted-average number of common shares outstanding during the period	576	479
Basic net income per share	$0.03	$0.57

Diluted net income per share
Net income	$19	$272

Weighted-average number of common shares outstanding during the period	576	479
Shares issuable from assumed exercise of options and unvested nonvested shares using the treasury stock method	26	27

Total shares for purpose of calculating diluted net income per share	602	506

Diluted net income per share	$0.03	$0.54

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
	September 29, 2006	September 30, 2005
	(In millions)
Stock options	16.1	19.6
Nonvested shares	1.8	—
2.375% convertible senior notes	3.6	—
6.8% convertible senior notes	4.1	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

	September 29, 2006	June 30, 2006
	(in millions)
Accounts Receivable:

Accounts receivable	$1,408	$1,482
Allowance for doubtful accounts	(77)	(37)

	$1,331	$1,445

Inventories:

Components	$201	$209
Work-in-process	100	126
Finished goods	638	556

	$939	$891

Property, equipment and leasehold improvements, net:

Property, equipment and leasehold improvements	$4,512	$4,286
Accumulated depreciation and amortization	(2,333)	(2,180)

	$2,179	$2,106

Accrued Warranty:

Short-term accrued warranty included in Accrued expenses, other on the balance sheet	$239	$249
Long-term accrued warranty included in Other non-current liabilities on the balance sheet	198	196

	$437	$445

Allowance for Doubtful Accounts

On November 6, 2006 the Company took steps to commence the process of terminating the Company’s distributor relationships with eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”) and the Company has ceased shipments of its products to eSys. eSys was the largest distributor of Seagate products (including Maxtor products) for the fiscal year ended June 30, 2006 and for the quarter ended September 29, 2006, representing approximately 5% and 6% of the Company’s revenues for those respective periods.

In early October 2006, the Company initiated an audit of eSys’ point of sale records pursuant to the Company’s contractual rights to confirm the accuracy and completeness of eSys’ claims for program credits under the Company’s distributor sales incentive programs. Discussions with eSys surrounding the timing, scope of work, and selection of third party auditors continued until last week when eSys officials informed the Company they would deny the Company’s third party auditors access to eSys’ records to perform the requested audit notwithstanding the Company’s contractual rights to do so. eSys officials also indicated to the Company that an audit would likely reveal irregularities in eSys’ compliance with the terms of the Company’s incentive programs and other unspecified irregularities. In addition, eSys has failed to make full current payments on its obligations to the Company. Accordingly, on November 6, 2006, the Company notified eSys that the Company is terminating its commercial distributor relationships with eSys.

As of September 29, 2006, the Company had $103 million of outstanding accounts receivable related to eSys. Through November 5, 2006, eSys’ outstanding balance on these same accounts receivable has been reduced to approximately $50 million, largely as a result of payments received prior to the third week of October 2006. Although eSys officials have indicated that eSys intends to pay all amounts owed to the Company, the Company has recorded an additional $40 million of allowance for doubtful accounts in the quarter ended September 29, 2006, after consideration of existing allowances. The Company recorded this additional allowance due to the inherent uncertainties following the termination of the distribution relationships, eSys’ current delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with the Company. Although the Company has recorded the additional $40 million allowance for doubtful accounts as described above, the Company intends to make every effort to collect all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While the Company is terminating its ongoing distributor relationships with eSys, the Company will continue to aggressively pursue its contractual audit rights as well as any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred.

Long-Term Debt and Credit Facilities

On September 20, 2006, Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary, issued senior notes totaling $1.5 billion comprised of $300 million of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The Company guarantees these notes on a full and unconditional basis (see Note 12). These notes are unsecured and will rank equally in right of payment with all of HDD’s other existing and future senior unsecured indebtedness and senior to any present and future subordinated indebtedness of HDD.

$300 Million Floating Rate Senior Notes due October 2009. The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.84% per year, payable quarterly on January 1, April 1, July 1 and October 1 of each year commencing January 1, 2007. The 2009 Notes will mature on October 1, 2009. The Company may not redeem the 2009 Notes prior to maturity.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

$600 Million Fixed Rate Senior Notes due October 2011. The 2011 Notes bear interest at the rate of 6.375% per year, payable semi-annually on April 1 and October 1 of each year. The 2011 Notes will be redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days’ notice at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2011 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

$600 Million Fixed Rate Senior Notes due October 2016. The 2016 Notes bear interest at the rate of 6.8% per year, payable semi-annually on April 1 and October 1 of each year. The 2016 Notes will be redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days’ notice at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

$400 Million 8% Senior Notes due May 2009. As of September 29, 2006, HDD had outstanding $400 million aggregate principal amount of 8.0% Senior Notes due May 2009 (the “8% Notes”). The Company had guaranteed HDD’s obligations under the 8% Notes on a full and unconditional basis (see Note 12). The indenture governing the outstanding 8% Notes imposed financial and operational restrictions on the Company and its subsidiaries. On September 20, 2006, the Company announced that it had called for full redemption of the 8% Notes. The redemption price for the 8% Notes is $1,040 per $1,000 principal amount of Notes, plus accrued interest to, but excluding, the Redemption Date. Accordingly, interest ceased to accrue on the 8% Notes after the close of business on October 24, 2006 and the notes were redeemed on October 25, 2006 (see Note 13).

Revolving Credit Facility. HDD has a senior unsecured $500 million revolving credit facility that matures in September 2011. The $500 million revolving facility, which was entered into in September 2006, replaced the then-existing $100 million revolving credit facility.

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial ratios: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 29, 2006, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $43 million for outstanding letters of credit and bankers’ guarantees as of September 29, 2006, leaving $457 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

The credit agreement governing the revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters. The Company’s declaration of dividends is also subject to Cayman Islands law and the discretion of its board of directors.

As a result of its acquisition of Maxtor on May 19, 2006, the Company assumed $135 Million 6.8% Convertible Senior Notes due April 2010, $326 Million 2.375% Convertible Senior Notes due August 2012, $55 Million 5.75% Subordinated Debentures due March 2012 and $60 million LIBOR Based China Manufacturing Facility Loans.

Upon the closing of the Merger, the Company and Maxtor entered into a supplemental indenture whereby the Company agreed to guarantee the 2.375% Notes and the 6.8% Notes on a full and unconditional basis (see Note 12).

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. The income tax benefit recorded for the three months ended September 29, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. The Company’s provision for income taxes recorded for the three months ended September 30, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in the Company’s valuation allowance recorded for certain foreign deferred tax assets. Based on the Company’s foreign ownership structure, participation in tax holiday and tax incentive programs in the Far East, and subject to potential future increases in its valuation allowance for U.S. and certain foreign deferred tax assets, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes (continued)

As of September 29, 2006, the Company has recorded net deferred tax assets of $81 million, the realization of which is primarily dependent on its ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first quarter of fiscal year 2009. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The annual limitation for this change is $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices. On January 3, 2005, the Company underwent a change in ownership under IRC Sec. 382 due to the sale of common shares to the public by its then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. To the extent management believes it is more likely than not that the deferred tax assets associated with tax attributes subject to this IRC Sec. 382 limitation will not be realized, a valuation allowance has been provided.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal years ending in 2001-2004. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessment that may result.

4. Restructuring Costs

Ongoing Restructuring Activities

During the three months ended September 29, 2006, the Company reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring.

Liabilities Recognized in Connection with Business Combinations

In connection with the Maxtor acquisition, the Company accrued certain exit costs (see Note 5).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions

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

Under the terms of the Merger Agreement, each share of Maxtor common stock was exchanged for 0.37 of Company’s common shares. The Company issued approximately 96.9 million common shares to Maxtor’s shareholders, assumed and converted Maxtor options (based on the 0.37 exchange ratio) into options to purchase approximately 7.1 million of the Company’s common shares and assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares. The purchase consideration comprising the fair value of the common shares, stock options and nonvested shares assumed and including transaction costs was approximately $2.0 billion.

Purchase Price Allocation

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their preliminary estimated fair values as at May 19, 2006, the date of acquisition and allocated the residual value of approximately $2.5 billion to goodwill. During the quarter ended September 29, 2006, we adjusted the purchase price allocation and increased the fair values of two owned facilities based on contracted sales prices. We also adjusted and increased certain exit plan liabilities and pre-acquisition contingencies. The net effect of these and other adjustments, based on information available as of September 29, 2006, resulted in a net increase of $13 million to Goodwill. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the allocation period of up to 12 months from the acquisition date (in accordance with SFAS 141). Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, changes in the timing and actual number of employees terminated and the location of these employees, the period it takes to vacate and successfully market owned and leased facilities and the selling prices or sublet rental rates secured, the net resale values of plant and equipment, previously unidentified claims from suppliers or other contingent obligations, including warranty liabilities, and the amounts required to settle them, the progress or outcomes of various litigation, and the outcomes of previously identified or unidentified customer claims. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.

Recognition of Liabilities in Connection with Maxtor Acquisition

Under Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs aggregating $260 million, of which $113 million is related to employee severance, $44 million relates to the planned exit of leased or owned excess facilities and $103 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability relates to the employment termination of approximately 4,950 Maxtor employees, primarily in the U.S. and Far East, of which 3,305 employees had been terminated as of September 29, 2006. In the three months ended September 29, 2006, the Company paid $108 million of the accrued exit costs. The Company expects payments for severance and related benefits and for contractual settlements to be substantially completed by the end of fiscal year 2007, while the costs associated with the exit of certain facilities will continue to the end of fiscal year 2016.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Accrual exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrual exit costs, June 30, 2006	109	43	81	233
Purchase accounting adjustments	(4)	1	12	9
Cash payments	(36)	(5)	(67)	(108)

Accrual exit costs, September 29, 2006	$69	$39	$26	$134

Accrued exit costs are included in short-term and long-term Accrued Restructuring on the balance sheet.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Stock-Based Compensation

Stock-based compensation related to the unearned stock options and nonvested shares assumed from Maxtor were valued at approximately $70 million, of which, approximately $31 million has been amortized through the three months ended September 29, 2006. The remaining $39 million will be amortized on a straight-line basis over the remaining estimated service (vesting) periods of the underlying stock options or nonvested shares.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Maxtor prior to the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information presented includes the business combination accounting effect on conforming Maxtor’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options assumed and nonvested shares exchanged and related tax effects of these adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

The unaudited pro forma financial information for the three months ended September 30, 2005 combines the Company’s historical results for the three months ended September 30, 2005 and, due to differences in our reporting periods, the historical results of Maxtor for the three months ended October 1, 2005.

Three Months Ended September 30, 2005
(in millions, except for share data)	(Unaudited)
Revenue	$2,957
Net income	$221
Basic net income per share	$0.38
Diluted net income per share	$0.37

Other Acquisitions

The Company acquired two other companies for cash in fiscal year 2006 for a purchase price of $15 million and $14 million, respectively, which resulted in residual values of approximately $12 million and $5 million, respectively, being recorded to goodwill after the allocation of fair value to tangible and intangible assets acquired and liabilities assumed. These acquisitions did not have a material impact on the Company’s results of operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at September 29, 2006, the composition of the amounts recorded to goodwill are as follows (in millions):

Balance as of June 30, 2006	$2,475
Adjustment to goodwill acquired through Maxtor acquisition (see Note 5)	13

Balance as of September 29, 2006	$2,488

In accordance with the guidance in SFAS 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during the three months ended September 29, 2006 and September 30, 2005.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Accumulated amortization of intangibles was $68 million and $33 million at September 29, 2006 and June 30, 2006, respectively. The carrying value of intangible assets at September 29, 2006 is set forth in the table below.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$150	$(42)	$108
Customer relationships	140	(15)	125
Trade names	33	(3)	30
Patents and licenses	17	(8)	9

Total acquired identifiable intangible assets	$340	$(68)	$272

In the three months ended September 29, 2006 and September 30, 2005, amortization expense for other intangible assets was $35 million and $1 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase up to 100 million common shares of the Company under vesting terms to be determined at the date of grant. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. Except for certain options granted below deemed fair value shortly prior to the Company’s initial public offering in fiscal year 2003 (see Deferred Stock Compensation), all other options granted under the 2001 Plan were granted at fair market value. Options granted up through September 5, 2004 expire ten years from the date of grant and options granted subsequent to September 5, 2004 expire seven years from the date of grant. As of September 29, 2006, there were approximately 32,000 common shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards up to 63.5 million shares (see Note 13), are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. As of September 29, 2006, there were approximately 3.4 million common shares available for issuance under the 2004 Plan (see Note 13).

Assumed Maxtor Stock Options—In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each stock option assumed was converted into a stock option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor stock options into stock options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of September 29, 2006, approximately 5.8 million of the assumed stock options and 1.2 million of the exchanged nonvested shares were outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Maxtor Corporation 1996 Stock Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Stock options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor Corporation 2005 Performance Incentive Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s 2005 Performance Incentive Plan (the “2005 Plan”). Stock options granted under the 2005 Plan generally vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor (Quantum HDD) Merger Plan—On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. Options granted under this plan are completely vested and exercisable.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. At that time, a total of 20 million common shares had been authorized for issuance under the ESPP (see Note 13). This number of common shares authorized for issuance automatically increases annually on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, subject to approval by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On July 31, 2006, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase price of $16.45. As of September 29, 2006, there were approximately 4.2 million common shares available for issuance under the ESPP (see Note 13).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Determining Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The fair value of the Company’s stock options granted to employees for the three months ended September 29, 2006 and September 30, 2005 was estimated using the following weighted-average assumptions:

	For the Three Months Ended
	September 29, 2006	September 30, 2005
Option Plan Shares
Expected term (in years)	4.0	3.5
Volatility	39%	43%
Expected dividend	1.3 – 1.6%	1.7 – 2.2%
Risk-free interest rate	4.7	4.1%
Estimated annual forfeitures	4.5%	4.8%
Weighted-average fair value	$7.26	$4.74

ESPP Plan Shares
Expected term (in years)	0.5	0.5 – 1.0
Volatility	34%	41%
Expected dividend	1.4%	1.7%
Risk-free interest rate	5.0%	3.6 – 3.8%
Weighted-average fair value	$5.35	$5.33

Stock Compensation Expense

Deferred Stock Compensation—In connection with certain stock options granted shortly prior to the Company’s initial public offering in fiscal year 2003, the Company, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, recorded deferred stock compensation aggregating $9.7 million, net of subsequent cancellations, representing the difference between the exercise price of the options and the deemed fair value of the Company’s common shares on the dates the options were granted. The Company has substantially completed the amortization of such compensation expense through September 29, 2006.

Stock Compensation Expense—The Company recorded approximately $38 million and $16 million of stock-based compensation during the three months ended September 29, 2006 and September 30, 2005, respectively. Of the $38 million recorded in the three months ended September 29, 2006, $14 million related to assumed stock options and nonvested shares exchanged in the Maxtor acquisition (see Note 5).

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company warrants all internal desktop and notebook disc drives shipped through the distribution and retail channels for a period of five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 29, 2006 and September 30, 2005 were as follows:

	For the Three Months Ended
	September 29, 2006	September 30, 2005
	(in millions)
Balance, beginning of period	$445	$243
Warranties issued	57	34
Repairs and replacements	(73)	(24)
Changes in liability for pre-existing warranties, including expirations	8	2

Balance, end of period	$437	$255

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Repurchases of Equity Securities

The Company’s board of directors has authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding shares of common stock. During the three months ended September 29, 2006, the Company repurchased approximately 6.7 million shares worth approximately $150 million, all of which were cancelled and are no longer outstanding. The Company has approximately $2.35 billion available under the current authorized stock repurchase program. The Company did not repurchase any shares during the three months ended September 30, 2005.

Share repurchases during the three months ended September 29, 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350

Total	6.7	$22.47	6.7	$2,350

10. Litigation

See Part II, Item 1, “Legal Proceedings.”

11. Recently Adopted Accounting Pronouncements

In February 2006, the FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Recently Adopted Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

12. Condensed Consolidating Financial Information

The Company has guaranteed HDD’s obligations under the 8% Notes, the 2009 Notes, the 2011 Notes and the 2016 Notes (the “Senior Notes”), on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at September 29, 2006 and June 30, 2006 and the condensed consolidating results of operations and consolidating cash flows for the three months ended September 29, 2006 and September 30, 2005. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries. Up to October 25, 2006 when the 8% Notes were redeemed, the Company was restricted in its ability to obtain funds from its subsidiaries by dividend or loan under both the indenture governing the 8% Notes and the credit agreement governing the senior unsecured revolving line of credit. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$12	$558	$1,286	$—	$1,856
Short-term investments	—	85	712	—	797
Accounts receivable, net	—	—	1,331	—	1,331
Intercompany receivable	35	—	—	(35)	—
Intercompany loan receivable	—	230	—	(230)	—
Inventories	—	—	939	—	939
Other current assets	1	—	314	—	315

Total Current Assets	48	873	4,582	(265)	5,238

Property, equipment and leasehold improvements, net	—	—	2,179	—	2,179
Other intangible assets	—	—	272	—	272
Other assets, net	—	23	320	—	343
Goodwill	—	—	2,488	—	2,488
Equity investment in HDD	5,415	—	—	(5,415)	—
Equity investments in Non-Guarantors	—	6,096	—	(6,096)	—
Intercompany note receivable	—	337	221	(558)	—

Total Assets	$5,463	$7,329	$10,062	$(12,334)	$10,520

Accounts payable	$—	$—	$1,448	$—	$1,448
Intercompany payable	—	1	34	(35)	—
Accrued employee compensation	—	—	237	—	237
Accrued expenses	2	17	802	—	821
Accrued income taxes	—	—	67	—	67
Intercompany loan payable	—	—	230	(230)	—
Current portion of long-term debt	—	400	331	—	731

Total Current Liabilities	2	418	3,149	(265)	3,304

Other liabilities	—	—	355	—	355
Intercompany note payable	337	—	221	(558)	—
Long-term debt, less current portion	—	1,496	241	—	1,737

Total Liabilities	339	1,914	3,966	(823)	5,396

Shareholders’ Equity	5,124	5,415	6,096	(11,511)	5,124

Total Liabilities and Shareholders’ Equity	$5,463	$7,329	$10,062	$(12,334)	$10,520

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$1	$909	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	—	1,445	—	1,445
Intercompany receivable	2	—	10	(12)	—
Intercompany loan receivable	—	464	4	(468)	—
Inventories	—	—	891	—	891
Other current assets	—	—	264	—	264

Total Current Assets	2	465	4,346	(480)	4,333

Property, equipment and leasehold improvements, net	—	—	2,106	—	2,106
Other intangible assets	—	—	307	—	307
Other assets, net	—	4	395	(76)	323
Goodwill	—	—	2,475	—	2,475
Equity investment in HDD	3,331	—	—	(3,331)	—
Equity investments in Non-Guarantors	2,023	4,101	—	(6,124)	—
Intercompany note receivable	—	—	835	(835)	—

Total Assets	$5,356	$4,570	$10,464	$(10,846)	$9,544

Accounts payable	$—	$—	$1,692	$—	$1,692
Intercompany payable	3	—	8	(11)	—
Accrued employee compensation	—	—	385	—	385
Accrued expenses	1	4	853	—	858
Accrued income taxes	—	—	72	—	72
Intercompany loan payable	140	—	329	(469)	—
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	144	4	3,669	(480)	3,337

Other liabilities	—	—	355	—	355
Intercompany note payable	—	835	76	(911)	—
Long-term debt, less current portion	—	400	240	—	640

Total Liabilities	144	1,239	4,340	(1,391)	4,332

Shareholders’ Equity	5,212	3,331	6,124	(9,455)	5,212

Total Liabilities and Shareholders’ Equity	$5,356	$4,570	$10,464	$(10,846)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,384	$(591)	$2,793

Cost of revenue	—	—	2,942	(591)	2,351
Product development	—	—	243	—	243
Marketing and administrative	1	—	179	—	180
Amortization of intangibles	—	—	11	—	11
Restructuring, net	—	—	(4)	—	(4)

Total operating expenses	1	—	3,371	(591)	2,781

(Loss) income from operations	(1)	—	13	—	12

Interest income	—	8	34	(23)	19
Interest expense	(2)	(25)	(16)	23	(20)
Equity in income of HDD	22	—	—	(22)	—
Equity in income (loss) of Non-Guarantors	—	39	—	(39)	—
Other, net	—	—	3	—	3

Other income (expense), net	20	22	21	(61)	2

Income (loss) before income taxes	19	22	34	(61)	14
Benefit from income taxes	—	—	(5)	—	(5)

Net income (loss)	$19	$22	$39	$(61)	$19

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income (Loss)	$19	$22	$39	$(61)	$19

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	—	199	—	199
Stock-based compensation	—	—	38	—	38
Allowance for doubtful accounts receivable	—	—	40	—	40
Equity in income of HDD	(22)	—	—	22	—
Equity in income of Non-Guarantors	—	(39)	—	39	—
Other non-cash operating activities, net	—	—	(4)	—	(4)
Changes in operating assets and liabilities, net	(35)	11	(449)	—	(473)

Net cash used in operating activities	(38)	(6)	(137)	—	(181)

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(227)	—	(227)
Purchase of short-term investments	—	(85)	(220)	—	(305)
Maturities and sales of short-term investments	—	—	335	—	335
Other investing activities, net	—	—	(6)	—	(6)

Net cash used in investing activities	—	(85)	(118)	—	(203)

Financing Activities
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Loan from HDD to Parent	197	(197)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	99	(99)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	108	(108)	—	—
Issuance of common shares for employee stock plans	49	—	—	—	49
Dividend paid to shareholders	(46)	—	—	—	(46)
Repurchases of common shares	(150)	—	—	—	(150)

Net cash provided by financing activities	50	648	632	—	1,330

Increase in cash and cash equivalents	12	557	377	—	946
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$12	$558	$1,286	$—	$1,856

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$272	$272	$281	$(553)	$272
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	137	—	137
Stock-based compensation	—	—	16	—	16
Excess tax benefit from exercise of stock options	—	—	(5)	—	(5)
Equity in income of HDD	(272)	—	—	272	—
Equity in income of Non-Guarantors	—	(281)	—	281	—
Other non-cash operating activities, net	—	—	(2)	—	(2)
Changes in operating assets and liabilities, net	(3)	6	(215)	—	(212)

Net cash (used in) provided by operating activities	(3)	(3)	212	—	206

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(169)	—	(169)
Purchase of short-term investments	—	—	(1,159)	—	(1,159)
Maturities and sales of short-term investments	—	—	1,284	—	1,284
Other investing activities, net	—	1	(73)	—	(72)

Net cash provided by (used in) investing activities	—	1	(117)	—	(116)

Financing Activities
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	34	(34)	—	—
Distribution from HDD to Parent	30	(30)	—	—	—
Issuance of common shares for employee stock plans	28	—	—	—	28
Dividend paid to shareholders	(38)	—	—	—	(38)
Excess tax benefit from exercise of stock options	—	—	5	—	5

Net cash provided by (used in) financing activities	20	2	(27)	—	(5)

Increase in cash and cash equivalents	17	—	68	—	85

Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$26	$—	$805	$—	$831

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which the notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 5). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at September 29, 2006 and June 30, 2006, and the condensed consolidating results of operations and cash flows for the three months ended September 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the combined non-guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, Maxtor, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD, a non-guarantor, and therefore, the balance sheet of the Combined Non-Guarantors as of September 29, 2006 reflects the investment in Maxtor on an equity method basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$12	$11	$1,833	$—	$1,856
Short-term investments	—	—	797	—	797
Accounts receivable, net	—	45	1,286	—	1,331
Intercompany receivable	35	—	154	(189)	—
Intercompany loan receivable	—	—	230	(230)	—
Inventories	—	74	865	—	939
Other current assets	1	60	254	—	315

Total Current Assets	48	190	5,419	(419)	5,238

Property, equipment and leasehold improvements, net	—	66	2,113	—	2,179
Other intangible assets	—	84	188	—	272
Other assets, net	—	30	313	—	343
Goodwill	—	884	1,604	—	2,488
Equity investment in Maxtor	—	—	1,821	(1,821)	—
Equity investments in Non-Guarantors	5,415	2,005	4,275	(11,695)	—
Intercompany note receivable	—	—	558	(558)	—

Total Assets	$5,463	$3,259	$16,291	$(14,493)	$10,520

Accounts payable	$—	$14	$1,434	$—	$1,448
Intercompany payable	—	189	—	(189)	—
Accrued employee compensation	—	35	202	—	237
Accrued expenses	2	132	687	—	821
Accrued income taxes	—	15	52	—	67
Intercompany loan payable	—	230	—	(230)	—
Current portion of long-term debt	—	330	401	—	731

Total Current Liabilities	2	945	2,776	(419)	3,304

Other liabilities	—	91	264	—	355
Intercompany note payable	337	221	—	(558)	—
Long-term debt, less current portion	—	181	1,556	—	1,737

Total Liabilities	339	1,438	4,596	(977)	5,396

Shareholders’ Equity	5,124	1,821	11,695	(13,516)	5,124

Total Liabilities and Shareholders’ Equity	$5,463	$3,259	$16,291	$(14,493)	$10,520

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$29	$881	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	72	1,373	—	1,445
Intercompany receivable	2	—	116	(118)	—
Intercompany loan receivable	—	—	468	(468)	—
Inventories	—	91	800	—	891
Other current assets	—	59	205	—	264

Total Current Assets	2	251	4,666	(586)	4,333

Property, equipment and leasehold improvements, net	—	63	2,043	—	2,106
Other intangible assets	—	95	212	—	307
Other assets, net	—	30	369	(76)	323
Goodwill	—	873	1,602	—	2,475
Equity investment in Maxtor	2,023	—	—	(2,023)	—
Equity investments in Non-Guarantors	3,331	2,101	4,101	(9,533)	—
Intercompany note receivable	—	—	835	(835)	—

Total Assets	$5,356	$3,413	$13,828	$(13,053)	$9,544

Accounts payable	$—	$65	$1,627	$—	$1,692
Intercompany payable	3	114	—	(117)	—
Accrued employee compensation	—	58	327	—	385
Accrued expenses	1	137	720	—	858
Accrued income taxes	—	15	57	—	72
Intercompany loan payable	140	324	5	(469)	—
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	144	1,043	2,736	(586)	3,337

Other liabilities	—	91	264	—	355
Intercompany note payable	—	76	835	(911)	—
Long-term debt, less current portion	—	180	460	—	640

Total Liabilities	144	1,390	4,295	(1,457)	4,332

Shareholders’ Equity	5,212	2,023	9,533	(11,556)	5,212

Total Liabilities and Shareholders’ Equity	$5,356	$3,413	$13,828	$(13,053)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$140	$3,244	$(591)	$2,793

Cost of revenue	—	196	2,746	(591)	2,351
Product development	—	18	225	—	243
Marketing and administrative	1	26	153	—	180
Amortization of intangibles	—	3	8	—	11
Restructuring, net	—	—	(4)	—	(4)

Total operating expenses	1	243	3,128	(591)	2,781

(Loss) income from operations	(1)	(103)	116	—	12
Interest income	—	—	42	(23)	19
Interest expense	(2)	(17)	(24)	23	(20)
Equity in loss of Maxtor	—	—	(120)	120	—
Equity in income (loss) of Non-Guarantors	22	(97)	159	(84)	—
Other, net	—	—	3	—	3

Other income (expense), net	20	(114)	60	36	2

Income (loss) before income taxes	19	(217)	176	36	14
Benefit from income taxes	—	—	(5)	—	(5)

Net income (loss)	$19	$(217)	$181	$36	$19

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income (Loss)	$19	$(217)	$181	$36	$19
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	13	186	—	199
Stock-based compensation	—	13	25	—	38
Allowance for doubtful accounts receivable	—	12	28	—	40
Equity in income (loss) of Maxtor	—	—	120	(120)	—
Equity in income (loss) of Non-Guarantors	(22)	97	(159)	84	—
Other non-cash operating activities, net		—	(4)	—	(4)
Changes in operating assets and liabilities, net	(35)	15	(453)	—	(473)

Net cash (used in) operating activities	(38)	(67)	(76)	—	(181)

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	(2)	(225)	—	(227)
Purchase of short-term investments	—	—	(305)	—	(305)
Maturities and sales of short-term investments	—	—	335	—	335
Other investing activities, net	—		(6)	—	(6)

Net cash used in investing activities	—	(2)	(201)	—	(203)

Financing Activities
Net proceeds form issuance of long-term debt		—	1,477	—	1,477
Loan from Non-Guarantor to Parent	197	—	(197)	—	—
Loan from Non-Guarantor to Maxtor	—	145	(145)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(94)	94	—	—
Distribution from Non-Guarantor to HDD		—	(108)	108	—
Distribution to HDD from Non-Guarantor		—	108	(108)	—
Issuance of common shares for employee stock plans	49	—	—	—	49
Dividends to shareholders	(46)	—	—	—	(46)
Repurchases of common shares	(150)	—	—	—	(150)

Net cash provided by financing activities	50	51	1,229	—	1,330

Increase (decrease) in cash and cash equivalents	12	(18)	952	—	946
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$12	$11	$1,833	$—	$1,856

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Subsequent events

On October 25, 2006, the Company redeemed its 8% Notes at a redemption price of $1,040 per $1,000 principal amount of Notes, aggregating $416 million. The redemption premium of $16 million along with approximately $2 million of unamortized issuance costs will be recorded as an expense in the Company’s condensed consolidated statement of operations for the quarter ending December 29, 2006.

On October 26, 2006, the Company’s shareholders approved an amendment to the 2004 Plan that provides for an additional 36 million shares to cover awards under the 2004 Plan. The total number of shares authorized under the 2004 Plan is now 63.5 million with approximately 40.4 million common shares available for issuance as of October 26, 2006.

On October 26, 2006, the Company’s shareholders approved an amendment to the ESPP that would provide for an additional 10 million shares to offer for sale to eligible Seagate Technology employees and employees of certain of Seagate Technology’s subsidiaries. There are approximately 14.2 million common shares available for issuance under the ESPP as of October 26, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended September 29, 2006. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are the leader in the design, manufacturing and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products that make us a leader in the industry with products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications where our products are used in a wide variety of devices such as digital video recorders (DVR), digital music players and gaming devices.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand names. For the fiscal quarters ended September 29, 2006, June 30, 2006 and September 30, 2005, approximately 64%, 70% and 72%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, Microsoft and IBM. We have longstanding relationships with many of these OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 32%, 27% and 25% of our disc drive revenue in the fiscal quarters ended September 30, 2006, June 30, 2006 and September 30, 2005, respectively. Retail sales in the fiscal quarter ended September 29, 2006, as a percentage of our disc drive revenue was 4%, compared to 3% and 3% in the fiscal quarters ended June 30, 2006 and September 30, 2005, respectively. For the fiscal quarter ended September 29, 2006, June 30, 2006 and September 30, 2005, approximately 32%, 32% and 28%, respectively, of our disc drive revenue came from customers located in North America, approximately 23%, 25% and 29%, respectively, came from customers located in Europe and approximately 45%, 43% and 43%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

On May 19, 2006, we acquired Maxtor Corporation in a stock for stock transaction. We expect the acquisition of Maxtor to build on our foundation as the leading global hard disc drive company, leveraging the strength of our significant operating scale to drive product innovation and maximize operational efficiencies. We believe the combined company is well-positioned to accelerate delivery of a diverse set of compelling and cost-effective solutions to the growing customer base for data storage products.

The acquisition provides us with enhanced scale, greater capacity and an increased customer base which we expect will allow us to eventually achieve significant cost synergies from leveraging our research and development platform, reducing product and supply chain costs, as well as scaling our sales, marketing and administrative infrastructure. We also acquired a final assembly and test manufacturing facility in Suzhou, China, significantly increasing our China-based manufacturing presence, as well as the retail and branded sales operations of Maxtor and the right to use the Maxtor brand and other related trade names. The acquisition has also provided us access to talented personnel in the branded solution, product development, and other key functional areas.

Overview

Industry Overview. Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

First, we believe that the industry is continuing to experience several growth trends relative to overall demand, including:

•	a continued proliferation of applications in the consumer electronics market that either directly utilize disc drives for media-rich digital content in applications such as video storage, music and photographic applications or indirectly drive the demand for additional storage to store, host or back up related media content. We estimate that in the most recent fiscal quarter industry shipments of disc drives to consumer electronics applications grew approximately 38% from the same quarter in the previous fiscal year. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. With respect to some of these emerging applications, disc drive products smaller than 1.8-inch form factor compete with other technologies, such as flash. We believe that disc drives are well suited in applications requiring higher capacity. There continues to be new opportunities for disc drives in new and existing applications, including new gaming applications; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We estimate that in the most recent fiscal quarter industry shipments of disc drives to mobile compute applications grew approximately 31% from the same quarter in the previous fiscal year and 27% from the June 2006 quarter. We believe that the principal factor in industry growth in enterprise storage applications was non-mission critical applications across multiple interfaces.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Second, our industry has been characterized by continuous price erosion. Such price erosion is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted price to gain market share;

•	few new product introductions when multiple competitors have comparable product offerings; and

•	temporary imbalances between industry supply and demand.

In particular in the fourth quarter of fiscal year 2006, the industry experienced pronounced price erosion where market share gains became the primary focus of a number of our competitors. This aggressive pricing environment continued and accelerated towards the end of the September 2006 quarter, particularly in the low end OEM desktop and notebook markets.

Third, while the industry has been recently constrained by the availability of media supply, we believe there is now adequate media capacity in place to meet industry demand. This easing of the recent strains on industry key component capacity may be increasing the potential for excess industry supply and accelerated price erosion. This dynamic may also increase the rate of industry cost reductions.

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

To address the growing demand for higher capacity products, the industry is undergoing a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. At this time it is unclear what impact this transition to perpendicular recording technology will have on the industry.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the September 2006 quarter with what we believe to be less than five weeks of distribution inventory in the desktop channel.

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

On May 19, 2006, we acquired Maxtor Corporation in a stock for stock transaction. Our fiscal quarter ended June 30, 2006 included Maxtor’s operating losses from May 19, 2006 through June 30, 2006 as well as purchase accounting and integration related charges, while the September 2006 quarter included Maxtor’s operating losses and purchase accounting and integration related charges for the entire quarter. The Company is engaged in restructuring and integration activities which are expected to result in approximately $500 million of cash expenditures of which approximately $183 million have been paid through the end of the September 2006 quarter.

In addition to the anticipated cash expenditures, we have incurred and expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate to total $385 million (approximately $177 million of which is expected to be incurred in fiscal 2007).

As part of these activities the Company is engaged in integration and restructuring processes whereby we are driving to replace Maxtor designed disc drive products with Seagate designed disc drive products, which will allow us to rationalize our capacity and further lower our cost structure. We expect to substantially complete with the final manufacture of Maxtor designed products expected by the end of calendar year 2006. During the September 2006 quarter, we saw the expected transitional impact of the inefficient use of the Maxtor manufacturing infrastructure as we ramped down the volume of Maxtor-designed products and of capacity additions to support the ramp-up of Seagate-designed products. We expect an improvement in our manufacturing capacity utilization in the second half of fiscal year 2007, as we shift to Seagate designed products and processes. In addition, work force reductions continued to take place during the September 2006 quarter as we addressed the redundancies that existed between the two companies and will continue to be implemented based on production transition, customer support and administrative requirements.

Throughout the September quarter, we have been transitioning Maxtor customers to Seagate designed products with the aim of retaining a substantial portion of the market share previously held by Maxtor. This revenue retention effort continues to progress as expected. As part of this revenue retention effort we launched a dual-brand strategy in the retail and distribution channels during the September 2006 quarter to leverage the value of the Maxtor brand to consumers globally and to broaden our reach into and coverage of these channels, as well as optimize the impact of our marketing investments.

We expect the second half of fiscal year 2007 will reflect the positive impact of our improved cost structure and improving manufacturing utilization rates as we complete the Maxtor integration, product refreshes that include new, higher margin, lower cost products across various markets to optimize product mix and reduce the impact of price erosion to our margins as well as new market access with our recently announced 1.8-inch drive.

Revenue in the September 2006 quarter of approximately $2.8 billion was driven by customer acceptance of our new products introduced throughout fiscal year 2006 and successful retention of Maxtor customers, through the first full quarter shipments of Maxtor designed products after the acquisition as well as shipment of Seagate designed products into Maxtor customers.

•	Consumer – In the September 2006 quarter, we shipped a total of 6.4 million disc drives in the consumer electronics (CE) market, an increase of 9% from the immediately preceding quarter and an increase of 65% from the year-ago quarter. Shipments of Maxtor designed CE products during the September 2006 quarter were 0.7 million units. The total available market in the September 2006 quarter in the consumer electronics market continued to increase from the immediately preceding quarter and we saw solid demand in both the gaming console and DVR applications markets during this quarter.

•	Mobile – Despite more than expected aggressive pricing in the mobile compute market, we shipped 4.2 million units in the September 2006 quarter, an increase of 24% from the immediately preceding quarter. Compared to the year-ago quarter, we experienced a significant increase in our market share as our unit shipments in the mobile compute market increased 74%, following new product introductions during fiscal year 2006.

•	Enterprise – We shipped 4.1 million units in the September 2006 quarter, a decrease of 3% from the immediately preceding quarter, resulting from share reallocations by customers following the Maxtor acquisition. Unit shipments increased 34% from the year-ago quarter, as we saw positive trends in both the adoption of small form factor products as well as high-capacity products for Internet infrastructure applications, as well as the impact of the shipment of 0.7 million units of Maxtor designed enterprise products during the September 2006 quarter.

•	Desktop – In the September 2006 quarter, we maintained our market leadership position with shipments of 24.4 million units, an increase of 21% from the immediately preceding quarter and an increase of 40% from the year-ago quarter. Shipments of Maxtor designed desktop products during the September 2006 quarter were 3.5 million units. Throughout the September 2006 quarter, the desktop market remained competitive as we saw continued willingness from our competition to secure additional share on competitive terms, particularly at the low end of the desktop product line, where pricing was very competitive and more pronounced. In global distribution channels, demand for desktop products was strong later in the September 2006 quarter and we exited the September 2006 quarter with distribution channel inventory for desktop products at less than 5 weeks.

On November 6, 2006 we took steps to commence the process of terminating our distributor relationships with eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”) and we have ceased shipments of our products to eSys. eSys was the largest distributor of Seagate products (including Maxtor products) for the fiscal year ended June 30, 2006 and for the quarter ended September 29, 2006, representing approximately 5% and 6% of our revenues for those respective periods.

In early October 2006, we initiated an audit of eSys’ point of sale records pursuant to our contractual rights to confirm the accuracy and completeness of eSys’ claims for program credits under our distributor sales incentive programs. Discussions with eSys surrounding the timing, scope of work, and selection of third party auditors continued until last week when eSys officials informed us they would deny our third party auditors access to eSys’ records to perform the requested audit notwithstanding our contractual rights to do so. eSys officials also indicated to us that an audit would likely reveal irregularities in eSys’ compliance with the terms of our incentive programs and other unspecified irregularities. In addition, eSys has failed to make full current payments on its obligations to us. Accordingly, on November 6, 2006, we notified eSys that we are terminating our commercial distributor relationships with eSys.

As of September 29, 2006, we had $103 million of outstanding accounts receivable related to eSys. Through November 5, 2006, eSys’ outstanding balance on these same accounts receivable has been reduced to approximately $50 million, largely as a result of payments received prior to the third week of October 2006. Although eSys officials have indicated that eSys intends to pay all amounts owed to us, we have recorded an additional $40 million of allowance for doubtful accounts in the quarter ended September 29, 2006, after consideration of existing allowances. We recorded this additional allowance due to the inherent uncertainties following the termination of the distribution relationships, eSys’ current delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with us. Although we have recorded the additional $40 million allowance for doubtful accounts as described above, we intend to make every effort to collect all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While we are terminating our ongoing distributor relationships with eSys, we will continue to aggressively pursue our contractual audit rights as well as any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred.

Historically, we have exhibited seasonally higher unit demand during the first half of each fiscal year. However, because of the dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter. We saw a return to traditional seasonality in the June and September 2006 quarters, particularly with respect to disc drives for desktop and mobile applications. We expect to see normal seasonality in our overall mobile and desktop demand in the December 2006 quarter and expect units in the enterprise and CE markets to remain flat from the September 2006 quarter.

We believe Seagate is leading the transition to perpendicular recording technology. We are currently shipping perpendicular technology based products for all four major markets, and during the September 2006 quarter we shipped 3.7 million drives that used perpendicular recording technology.

For fiscal year 2007, we expect up to $1.15 billion in capital investment will be required, a reduction of approximately $150 million from our previously estimated requirements. This reduction is primarily driven by opportunities to improve yields and throughput and to some extent utilize equipment acquired in the Maxtor acquisition. Our capital spending is to support continued growth and to complete the integration of Maxtor into our operations.

Results of Operations

We completed our acquisition of Maxtor on May 19, 2006. The condensed consolidated results for the quarter ended September 29, 2006 include a full quarter’s results from Maxtor. In accordance with U.S. generally accepted accounting principles, operating results for Maxtor prior to our acquisition, including for the quarter ended September 30, 2005, are not included in our operating results and are therefore not discussed.

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(dollars in millions)	September 29, 2006	September 30, 2005
Revenue	$2,793	$2,088
Cost of revenue	2,351	1,553

Gross margin	442	535

Product development	243	180
Marketing and administrative	180	86
Amortization of intangibles	11	—
Restructuring, net	(4)	4

Income from operations	12	265
Other income, net	2	7

Income before income taxes	14	272
Provision for (benefit from) income taxes	(5)	—

Net income	$19	$272

	For the Three Months Ended
	September 29, 2006	September 30, 2005
Revenue	100%	100%
Cost of revenue	84	74

Gross margin	16	26

Product development	9	9
Marketing and administrative	6	4
Restructuring, net	—	—

Income from operations	1	13
Other income, net	—	—

Income before income taxes	1	13
Provision for income taxes	—	—

Net income	1%	13%

As noted above, our quarter ended September 29, 2006 revenues and expenses reflect the addition of Maxtor’s results while our quarter ended September 30, 2005 results do not include Maxtor. Accordingly, the following discussion of changes in our revenues and expenses will be significantly affected by Maxtor. In connection with the Maxtor acquisition, we incurred a number of accounting charges and other costs, which impacted our earnings for the September 2006 quarter.

Revenue. Revenue for the quarter ended September 29, 2006 was approximately $2.8 billion, up 12% from approximately $2.5 billion in the immediately preceding quarter, and up 33% from approximately $2.1 billion in the year-ago quarter. The revenue increase from the immediately preceding quarter was driven by overall industry unit growth and the successful revenue retention of Maxtor customers partially offset by price erosion. An improved product mix contributed positively to revenue growth from the year-ago quarter, but the seasonally higher mix of personal compute and gaming units resulted in an unfavorable impact when compared with the immediately preceding quarter. Our overall average sales price per unit (ASP) for our products was $71 for the quarter ended September 29, 2006 as compared with $75 from the immediately preceding quarter.

Unit shipments for our products in the quarter ended September 29, 2006 were as follows:

•	Consumer – 6.4 million, up from 6.0 million and 3.9 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile – 4.2 million, up from 3.4 million and 2.4 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 4.1 million, down from 4.2 million in the immediately preceding quarter and up from 3.1 million units in the year-ago quarter.

•	Desktop – 24.4 million, up from 20.1 million and 17.4 million units in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue for the quarter ended September 29, 2006 increased to approximately 9% of our gross revenue as compared to 8% of our gross revenue in the immediately preceding quarter and 6% of our gross revenue in the year-ago quarter. Compared to the immediately preceding quarter, the increase in sales programs as a percentage of gross revenue was primarily the result of higher OEM rebates while the increase over the year-ago quarter was due to higher price erosion in the distribution channel, growth in retail sales, which typically require higher point-of-sale rebates, as well as higher OEM rebates.

Cost of Revenue. Cost of revenue for the quarter ended September 29, 2006 was approximately $2.4 billion, up 14% from approximately $2.1 billion in the immediately preceding quarter, and up 50% from approximately $1.6 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended September 29, 2006 was 16% as compared with 18% and 26% for the immediately preceding and year-ago quarters. The decrease in gross margin as a percentage of revenue from the immediately preceding and year-ago quarters was primarily due to price erosion in the competitive environment described above. Due to the inherent cost advantage of Seagate designed products relative to those of Maxtor as we aggressively transition our customers to Seagate products away from Maxtor designed products, we continue to experience under-utilization of our manufacturing infrastructure. In addition, the September quarter reflected a full quarter’s impact of purchase accounting related costs including integration and retention costs, stock-based compensation and amortization of existing technology. In the September quarter, Maxtor legacy designed products generated $344 million in revenue at gross margins of approximately negative 16%.

Product Development Expense. Product development expense increased by $12 million, or 5%, when compared with the immediately preceding quarter and increased by $63 million, or 35% when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to $15 million in salaries and benefits resulting from increased staffing levels and a decrease of $6 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation. The increase in product development expense from the year-ago quarter was primarily due to increases of $24 million in salaries and benefits resulting from increased staffing levels (including Maxtor employees who were retained during the transitional period) and variable performance-based compensation and $22 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation.

Marketing and Administrative Expense. Marketing and administrative expense increased by $36 million, or 28%, when compared with the immediately preceding quarter and increased by $94 million, or 109% when compared with the year-ago quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to an increase of $40 million in the provision for doubtful accounts receivable related to eSys, partially offset by a $4 million reduction in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation. The increase in marketing and administrative expense from the year-ago quarter was primarily due to an increase of $40 million in the provision for doubtful accounts receivable related to eSys, $37 million in salaries and benefits resulting from increased staffing levels (including Maxtor employees who were retained during the transitional period), $7 million in stock-based compensation and $14 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation partially offset by a decrease of $6 million in variable performance-based compensation.

Amortization of Intangibles. Amortization of intangibles increased by $4 million when compared to the immediately preceding quarter due to a full quarter’s amortization of intangibles acquired in the Maxtor acquisition. Amortization of intangibles increased by $11 million when compared to the year-ago quarter due to intangibles acquired in the Maxtor acquisition.

Restructuring. During the quarter ended September 29, 2006, we reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring.

In connection with the Maxtor acquisition, we accrued certain exit costs, all of which increased goodwill and did not impact our operating results. See Note 5 of the Notes to Condensed Consolidated Financial Statements in this report.

Net Other Income (Expense). Net other income decreased by $9 million when compared to the immediately preceding quarter and decreased by $5 million when compared with the year-ago quarter. The change from the immediately preceding quarter was primarily due to an increase in interest expense of $10 million resulting from debt acquired in the Maxtor acquisition. The change from the year-ago quarter was primarily due to an increase in interest expense of $10 million resulting from debt acquired in the Maxtor acquisition partially offset by an increase in interest income of $4 million resulting from higher average interest rates and higher average balances in our interest bearing accounts.

Income Taxes. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015.

Our benefit for income taxes recorded for the three months ended September 29, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. Our provision for income taxes recorded for the three months ended September 30, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in our valuation allowance recorded for certain foreign deferred tax assets.

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

As of September 29, 2006, we recorded net deferred tax assets of $81 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first quarter of fiscal year 2009. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The annual limitation for this change is $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Sec. 382 and published notices.

On January 3, 2005, we underwent a change in ownership under IRC Sec. 382 due to the sale of common shares to the public by our then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. To the extent we believe it is more likely than not that the deferred tax assets associated with tax attributes subject to this IRC Sec. 382 limitation will not be realized, a valuation allowance has been provided.

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

We had approximately $2.7 billion in cash, cash equivalents and short-term investments at September 29, 2006, which includes $1.9 billion of cash and cash equivalents. Cash and cash equivalents increased by $946 million during the September 2006 quarter, up from $910 million at June 30, 2006. This increase in cash and cash equivalents was primarily provided by the issuance of long-term debt totaling approximately $1.5 billion, offset by cash used in operating activities, capital additions and the repurchase of common shares.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Cash Provided by Operating Activities

Cash used in operating activities for the September 2006 quarter was approximately $181 million and consisted primarily of a decrease in our net operating liabilities offset by net income adjusted for depreciation, amortization and stock-based compensation.

Cash Used in Investing Activities

During the September 2006 quarter we used $203 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $227 million partially offset by the maturities and sales of short-term investments in excess of purchases of $30 million. The approximately $227 million we invested in property, equipment and leasehold improvements was comprised of:

•	$66 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$84 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$69 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$8 million for other capital additions.

In fiscal year 2007, we expect that our investment in property, equipment and leasehold improvements will be up to $1.15 billion. The increased capital spending is to support our continued growth, technology advances and meet market demand.

Cash Used in Financing Activities

Net cash provided by financing activities of $1.3 billion for the September 2006 quarter was primarily attributable to approximately $1.5 billion received from the issuance of long-term debt and $49 million cash provided by employee stock option exercises and employee stock purchases, offset by $150 million used in the repurchases of common shares, and $46 million of dividends paid to our shareholders.

On September 20, 2006, Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary issued senior notes totaling $1.5 billion comprised of $300 million of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million of 6.800% Senior Notes due October 2016 (the “2016 Notes”). The notes are guaranteed by Seagate Technology on a full and unconditional basis.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of September 29, 2006 consisted of: (1) approximately $2.7 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving facility, which we entered into in September 2006, replaced our previous $100 million revolving credit facility. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $43 million for outstanding letters of credit and bankers’ guarantees as of September 29, 2006, leaving $457 million for additional borrowings subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 29, 2006, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

In October 2006, we used $416 million of the net proceeds from the September 20, 2006 issuance of $1.5 billion debt to redeem the $400 million principal amount of the 8% Senior Notes due 2009 and pay a $16 million redemption premium.

Our principal liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, to service our debt (including debt assumed from Maxtor) and in connection with the Maxtor acquisition, to meet the Company’s anticipated restructuring and other merger related cash expenditures of approximately $500 million, of which approximately $183 million has been paid through the end of the September 2006 quarter. In addition, since the second half of fiscal year 2002 and through fiscal year 2006, we have paid dividends to our shareholders.

During the September 2006 quarter, we paid dividends aggregating approximately $46 million, or $0.08 per share, to our common shareholders of record as of August 18, 2006. On October 24, 2006, we declared a quarterly dividend of $0.10 per share that will be paid on or before November 17, 2006 to our common shareholders of record as of November 3, 2006. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

For fiscal year 2007, we anticipate that we will have accumulated earnings and profits for U.S. federal income tax purposes; therefore, distributions to U.S. shareholders in fiscal year 2007, including the distribution made on September 1, 2006, will be treated as dividend income to U.S. shareholders. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

As a result of the Maxtor acquisition, we assumed all debts and liabilities of Maxtor Corporation, together with cash and short-term investments, and any consolidated indebtedness of Maxtor Corporation outstanding at May 19, 2006, including, without limitation, its outstanding convertible senior notes, which were consolidated with our indebtedness for financial reporting purposes. Following the acquisition, we will require additional amounts of cash to fund scheduled payments of principal and interest on Maxtor’s indebtedness, which could limit our financial flexibility. In addition, Maxtor’s 2.375% Convertible Senior Notes due August 2012, which were assumed by Seagate following the acquisition and of which $326 million were outstanding as of June 30, 2006, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes following the acquisition, Seagate will require additional amounts of cash to meet this obligation.

In October 2005, our board authorized the use of up to $400 million for the repurchase of our outstanding common shares. During the quarter ended June 30, 2006, the company repurchased a total of approximately 16.7 million common shares for approximately $400 million, all of which were retired and therefore not available for reissue. In July 2006, our board of directors approved an additional share repurchase of up to $2.5 billion of our common shares over the next two years. During the quarter ended September 29, 2006, we repurchased a total of approximately 6.7 million common shares for approximately $150 million, all of which were retired and therefore not available for reissue. We expect to fund the share repurchase through a combination of cash on hand, future cash flow from operations and other sources of financing such as additional debt. Share repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. The timing and actual number of shares repurchased will depend on a variety of factors including the share price, corporate and regulatory requirements, other market and economic conditions and sources of liquidity. The share repurchase program may be suspended or discontinued at any time.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of September 29, 2006 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2007	2008- 2009	2010- 2011	Thereafter
Contractual Cash Obligations:
Long term debt	$2,471	$731	$340	$170	$1,230
Capital expenditures	305	305	—	—	—
Operating leases (1)	311	31	66	62	152
Purchase obligations (2)	2,905	1,786	1,111	8	—

Subtotal	5,992	2,853	1,517	240	1,382
Commitments:
Letters of credit or bank guarantees	51	51	—	—	—

Total	$6,043	$2,904	$1,517	$240	$1,382

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of September 29, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Establishment of Sales Program Accruals. We establish certain distributor and OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. These contra-revenue estimates are based on various factors, including estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which our distributors’ inventories of our products are at higher than historical levels, such as the second quarter of fiscal year 2004, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories are within the historical range. Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

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

Valuation of Intangible Assets and Goodwill. In accordance with the provisions of Statement of SFAS No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions we believe to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We are required to periodically evaluate the carrying values of our intangible assets for impairment. If any of our intangible assets are determined to be impaired, we may have to write-down the impaired asset and our earnings would be adversely impacted in the period that occurs.

At September 29, 2006, our goodwill totaled approximately $2.5 billion and our identifiable intangible assets totaled $272 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment requires the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by us in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

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

We have both fixed and floating rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We have used derivative financial instruments in the form of an interest rate swap agreement to hedge a portion of our debt obligations. We currently have no outstanding swap agreements.

At September 29, 2006, we had $57 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of September 29, 2006. All investments mature in three years or less.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value September 29, 2006
	(in millions)
Assets
Cash equivalents:
Fixed rate	$1,682	$—	$—	$—	$—	$—	$1,682	$1,679
Average interest rate	5.25%						5.25%

Short-term investments:
Fixed rate	$444	$167	$32	$2	$—	$—	$645	$641
Average interest rate	3.49%	4.40%	4.54%	3.75%			3.78%

Variable rate	$155	$—	$—	$—	$—	$—	$155	$155
Average interest rate	5.32%						5.32%

Total investment securities	$2,281	$167	$32	$2	$—	$—	$2,482	$2,475
Average interest rate	4.91%	4.40%	4.54%	3.75%			4.87%

Long-Term Debt
Fixed rate	$731	$5	$5	$140	$—	$1,230	$2,111	$2,289
Floating rate	$—	$—	$330	$30	$—	$—	$360	$360

Total long-term debt	$731	$5	$335	$170	$—	$1,230	$2,471	$2,649
Average interest rate	5.48%	5.75%	6.11%	6.51%		6.57%	6.18%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in emerging market countries in Asia and in European countries. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts to protect against the increase in value of foreign currency cash flows. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. These forward foreign exchange contracts, carried at fair value, may have maturities between one and twelve months. The maximum original duration of forward foreign exchange contracts is twelve months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the fiscal quarter ended September 29, 2006, fiscal years 2006, 2005 and 2004.

As of September 29, 2006, our notional fair values of foreign exchange forward contracts totaled $184 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of September 29, 2006 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:

Thai Baht	$144	37.67	$—
Singapore Dollar	40	1.58	—

	$184		$—

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 29, 2006, our disclosure controls and procedures were effective. During the quarter ended September 29, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Prior to Maxtor Corporation’s acquisition of the Quantum HDD business, Maxtor, on the one hand, and Quantum and Matsushita Kotobuki Electronics Industries, Ltd. (“MKE”), on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of spindle motors used in its hard disk drives from vendors that were licensed under the Papst motor patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of Maxtor’s acquisition of the Quantum HDD business, Maxtor assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Maxtor filed a motion to substitute Maxtor for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus Maxtor, with additional defenses to Papst’s patent infringement claims.

On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District Court for the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. On August 17, 2006, the court entered judgment in favor of Papst on all the remanded claims. Minebea has appealed the decision to the Federal Circuit Court of Appeals.

On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte, and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents. Maxtor filed an Answer to the First Amended Complaint and Counterclaims on April 28, 2006. Maxtor Peripherals (S) Pte and Maxtor Technology (Suzhou) Co. Ltd. filed Answers to the First Amended Complaint and Counterclaims on June 9, 2006. On October 6, 2006, Papst filed a motion to lift the stay in the MDL, which was granted on October 23, 2006.

A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against Maxtor for sale of Maxtor products and/or the payment of monetary damages equal to a reasonable royalty on certain Maxtor and/or Quantum products. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any potential loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results.

Siemens, AG. On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “‘838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We are reviewing the complaint.

Environmental Matters

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

We expect to experience attrition of Maxtor revenue as we complete the integration of Maxtor’s business into our operations. We will also incur significant cash expenditures and non-cash accounting charges in connection with the integration, particularly in the first year following the closing which occurred on May 19, 2006. The cash expenditures are preliminarily estimated to be approximately $500 million and include restructuring and integration activities and retention bonuses. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $385 million (approximately $200 million of which is expected to be incurred in the first year following the closing). We anticipate that the majority of these cash expenditures and non-cash charges will occur in the 12 months following the closing of the merger. The charge for stock-based compensation is estimated to be approximately $39 million for the first 12 months after the closing and an aggregate of $31 million over the following three years. However, the timing of the compensation charge may be significantly affected by the effect of employee terminations as a result of restructuring activities. A substantial portion of the cash expenditures relating to restructuring activities will be recorded as liabilities assumed from Maxtor and will increase goodwill, while the non-cash charges will reduce our earnings. In addition, we are likely to incur revenue attrition. We also anticipate approximately $580 million of incremental capital expenditures as we combine operations in the first 18 to 24 months after the closing. During the initial months after the closing of the acquisition as we are winding down the manufacture and sale of Maxtor products and ramping up the manufacture of Seagate products to meet Maxtor’s customers’ demands, we also expect to experience operating inefficiencies that will adversely impact our gross margin and operating results. As a result of the revenue attrition, cash expenditures, accounting charges, capital expenditures and operating inefficiencies described above, our operating results and financial condition will be adversely affected.

The failure to successfully integrate Maxtor’s business into our operations in the expected time frame, or at all, may adversely affect the company’s future results.

We believe that the acquisition of Maxtor will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, Maxtor’s business must be successfully integrated into Seagate’s operations by winding down the manufacture and sale of Maxtor disc drive products and transitioning Maxtor’s customers to Seagate disc drive products. The success of the Maxtor acquisition will depend on our ability to realize these anticipated benefits from integrating Maxtor’s business into our operations. The company may fail to realize the anticipated benefits of the Maxtor acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	failure to successfully manage relationships with Maxtor’s customers, distributors and suppliers and the possibility of unanticipated claims from such parties as we wind down the manufacture and sale of Maxtor’s disk drive products;

•	failure of Maxtor customers to accept Seagate products or to continue as customers of the combined company, particularly in the near term as we seek to transfer Maxtor’s customers’ purchases to Seagate disc drive products;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the company;

•	revenue attrition in excess of anticipated levels;

•	potential incompatibility of operating systems;

•	failure to leverage the increased scale of the company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.

In addition, although we are currently transitioning Maxtor’s sales to Seagate products and expect this transition to be substantially completed by the end of calendar 2006, we cannot assure you that we will be successful with this transition during the contemplated time frames or at all. The integration may result in additional and unforeseen expenses or delays. If the company is not able to successfully integrate Maxtor’s business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

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

We believe this basic industry condition of continuing price erosion and market share variability has been even more acute recently in those markets served by Maxtor, particularly with respect to desktop disc drives, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. As a result, the pricing environment in the September 2006 quarter was very competitive and we expect it to remain competitive for the remainder of fiscal year 2007 as our competitors continue these efforts.

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

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in the notebook and small form factor markets. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as the slowing rate of growth in a real density has resulted in longer product cycles and more time for our competitors to enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. We expect market shares to be even more variable in the near term as customers adjust their purchasing practices in reaction to our acquisition of Maxtor, particularly in those markets previously served by Maxtor. Any significant decline in our market share would adversely affect our results of operations.

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

In the past, our quarterly revenue and operating results have fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	the impact of corporate restructuring activities that we may engage in, particularly, in the near term, the impact of expenses and charges resulting from our acquisition of Maxtor and the ongoing integration of its business into our operations;

•	changes in purchases from period to period by our primary customers, particularly, in the near term, as our customers reposition their demand following the closing of our acquisition of Maxtor and as, over the longer term, our competitors are able to introduce and produce in volume comparable product technology or alternative storage technology solutions, such as flash memory;

•	changes in purchasing patterns by our distributor customers, particularly in light of our recent termination of our distributor relationship with eSys, which was the largest distributor of our products for fiscal year 2006 and for the first quarter of fiscal year 2007;

•	competitive pressures resulting in lower selling prices, including, in the near term, following the closing of our acquisition of Maxtor, aggressive pricing by our competitors specially targeted to encourage shifting of customer demand;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors, particularly in the near term as such demand may be impacted by delays in new operating system software and new gaming platform hardware systems;

•	increased costs or adverse changes in availability of supplies, particularly with respect to precious metals used in producing media for products using perpendicular recording technology;

•	delays or problems in the introduction of our new products due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times such as the present time when the industry is served by multiple suppliers, results in supply/demand imbalances;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like digital music players and digital cameras, represent fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second quarter of fiscal year 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. Since then, we have introduced multiple higher-capacity versions of our 1-inch and 2.5-inch disc drives for mobile computing, consumer electronics and enterprise storage applications and we expect to begin offering a 1.8-inch form factor disc drive in December 2006.

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

To address the growing demand for higher capacity products, we have begun a transition to perpendicular recording technology to achieve continued growth in areal density. To date, we have announced perpendicular technology based products for the desktop, enterprise, notebook, and handheld markets and we believe that we are ahead of our competitors in transitioning our product offerings to perpendicular recording technology. We expect that by the end of fiscal 2007, more than half of our unit volume will consist of products using perpendicular technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system. To the extent that our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted.

In addition, if these perpendicular technology based products suffer unanticipated or atypical failures that were not anticipated in the design of those products, our service and warranty costs may materially increase which would adversely impact our operating results.

Perpendicular recording technology also requires recording media with more layers and the use of more precious metals and scarce alloys like platinum and ruthenium to create such layers. These precious metals and scarce alloys have recently become increasingly expensive and at times difficult to acquire. As our product offerings shift increasingly to perpendicular technology, we will be exposed to increased risks that higher costs or reduced availability of these precious metals and scarce alloys could adversely impact our operating results.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For example, because of dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter, particularly with respect to drives for desktop applications, which continued in a more traditional pattern in the June 2006 quarter. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally.

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

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the timing of orders from, and the shipment of products to, key customers;

•	unanticipated fluctuations in unit volume purchases from our customers, particularly in the near term as our customers reposition their demand following our acquisition of Maxtor;

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales, particularly in light of our recent termination of our distributor relationship with eSys;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

In addition, in November 2006, we took steps to commence the process of terminating our distributor relationship with eSys, the largest distributor of our products for the fiscal year ended June 30, 2006 and for the quarter ended September 29, 2006. We may not be able to fully replace the revenue we have derived through eSys from other sources, particularly in the short term.

To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, and to the extent that our distributor relationships are terminated, our revenues and results of operations would be adversely affected.

Longer Product Life Cycles—Lengthening of product life cycles can make planning product transitions difficult and may reduce the favorable impact of new product transitions.

In contrast to historical trends, based on our recent experience in the industry with respect to new product introductions, we believe that the current rate of growth in areal density has slowed over the last several years.

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

Because the rate of growth in areal density has slowed, the favorable impact of new product introductions on our results of operations may be minimized. Historically, the introduction of new products generally has had a favorable impact on our results of operations both because the new products are introduced at higher prices than existing competitive offerings and because advances in areal density technology have enabled lower manufacturing costs through a reduction in components such as read/write heads and discs. However, in contrast to when the rate of growth in areal density is increasing, a slowing rate of growth in areal density can limit the cost benefits of new products because it is technologically more difficult to reduce the number of read/write heads and discs in a particular drive. In addition, given the environment of intense price competition, in the absence of significant capacity or reliability increases, it is difficult to obtain higher prices for new products.

Importance of Time-to-Market—Our operating results may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology and lower per gigabyte storage cost. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. However, during a period of slower areal density growth, such as we are in now, the importance of time-to-market may be less critical. Our market share and operating results in the future may be adversely affected, particularly if the rate of growth in areal density resumes its historical pattern, if we fail to:

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

The rate of increase in areal density, or storage capacity per square inch on a disc, may be greater than the increase in our customers’ demand for aggregate storage capacity particularly in certain market applications like commercial desktop compute. As a result, our customers’ storage capacity needs may be satisfied with lower priced low capacity disc drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Information Storage Products—Future changes in the nature of information storage products may reduce demand for traditional disc drive products.

We expect that in the future new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a disc drive. While we are investing development resources in designing disc drives for new applications, it is too early to assess the impact of these new applications on future demand for disc drive products. In addition, there are currently no widely accepted standards in various technical areas that may be important to the future of our business, including the developing sector of intelligent storage solutions. Products using alternative technologies, such as semiconductor memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products which could adversely affect our results of operations.

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For the first quarter of fiscal year 2007, fiscal years 2006, 2005 and 2004, we had product development expenses of $243 million, $805 million, $645 million and $666 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

Our growth strategy may involve pursuing strategic alliances with, and making acquisitions of or investments in, other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition and investment candidates. We may not be able to identify suitable acquisition, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential acquisitions will be limited by our high degree of leverage, the covenants contained in the indenture that governs our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

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

We have manufacturing facilities in parts of the world that periodically experience political unrest. This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operation and financial condition. U.S. and international responses to the ongoing hostilities in Afghanistan and Iraq and the risk of terrorist attacks or hostilities elsewhere in the world could exacerbate these risks.

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

We are leveraged and have significant debt service obligations. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•	we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at floating rates;

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments.

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

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will continue to realize the cost savings, revenue growth and operating improvements that resulted from the execution of our long-term strategic plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, our existing debt instruments permit us to incur a significant amount of additional debt. If we incur additional debt above the levels now in effect, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictions Imposed by Debt Covenants—Restrictions imposed by our existing credit facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our existing credit facility imposes, and the terms of any future debt may impose, operating and other restrictions on us. Our existing credit facility may also limit, among other things, our ability to:

•	pay dividends or make distributions in respect of our shares;

•	redeem or repurchase shares;

•	make investments or other restricted payments;

•	sell assets;

•	issue or sell shares of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create liens; and

•	effect a consolidation or merger.

These covenants are subject to a number of important qualifications and exceptions, including exceptions that permit us to make significant dividends.

Our credit facility also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of the covenants described above or our inability to comply with the required financial ratios could result in a default under our credit facility. If a default occurs, the Administrative Agent of the credit facility may elect to declare all of our outstanding obligations under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any future indebtedness, which would cause the market price of our common shares to decline significantly.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 from which we excluded the internal control over financial reporting of Maxtor Corporation, which we acquired on May 19, 2006. Although our assessment, testing, and evaluation resulted in our conclusion that as of June 30, 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

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

New SAC has disposed of all of its shares in us through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC made quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares through January 2006. Absent registration, these distributed shares will be illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The first of these quarterly distributed shares became eligible for resale under Rule 144 on May 16, 2006, the second of these distributions became eligible for resale on July 26, 2006 and the third of these distributions became eligible for resale on October 21, 2006.

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

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional common shares. For example, in May 2006, we issued approximately 97 million of our common shares in connection with our acquisition of Maxtor Corporation. Issuing shares in connection with acquisitions would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline.

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

We paid quarterly dividends of $0.08 per share on September 1, 2006 to our common shareholders of record as of August 18, 2006, respectively. On October 24, 2006, we declared a quarterly dividend of $0.10 per share that will be paid on or before November 17, 2006 to our common shareholders of record as of November 3, 2006.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends may also result in a conversion rate adjustment under Maxtor’s 2.375% Convertible Senior Notes due 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended September 29, 2006 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Share repurchases during the three months ended September 29, 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350

Total	6.7	$22.47	6.7	$2,350

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.10	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Form of 8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.2	Indenture, dated as of May 13, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

4.3	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.4	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.5	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.6	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.7	Indenture dated September 20, 3006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.8	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.8)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 4.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	Amended and Restated Employment Agreement, dated as of July 3, 2004, by and between Seagate Technology (US) Holdings, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(b) to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 10, 2004)

10.2(c)	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(a)	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	Management Retention Agreement, dated November 12, 1998, by and between Seagate Technology, Inc. and Stephen J. Luczo (incorporated by reference to Exhibit 10.3(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.21+	Amended Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (file. no. 001-31560) filed with the SEC on September 11, 2006)

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.25+	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K (file. no. 001-31560) filed with the SEC on September 11, 2006)

10.28	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.29	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.30	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.31	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.32	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: November 6, 2006	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE: November 6, 2006	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)