Form 10-Q
period 2006-12-29
SEAGATE TECHNOLOGY
filed 2007-02-02
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

As of January 26, 2007, 547,751,071 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDE X

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 29, 2006	June 30, 2006 (a)
ASSETS
Cash and cash equivalents	$1,096	$910
Short-term investments	464	823
Accounts receivable, net	1,251	1,445
Inventories	771	891
Other current assets	410	264

Total Current Assets	3,992	4,333

Property, equipment and leasehold improvements, net	2,240	2,106
Goodwill	2,317	2,475
Other intangible assets	231	307
Other assets, net	498	323

Total Assets	$9,278	$9,544

LIABILITIES
Accounts payable	$1,425	$1,692
Accrued employee compensation	188	385
Accrued restructuring	52	210
Accrued expenses, other	744	648
Accrued income taxes	76	72
Current portion of long-term debt	330	330

Total Current Liabilities	2,815	3,337
Accrued restructuring	21	23
Other non-current liabilities	327	332
Long-term debt, less current portion	1,738	640

Total Liabilities	4,901	4,332

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	3,030	2,858
Deferred stock compensation	—	(1)
Accumulated other comprehensive loss	5	(7)
Retained earnings	1,342	2,362

Total Shareholders’ Equity	4,377	5,212

Total Liabilities and Shareholders’ Equity	$9,278	$9,544

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 30, 2006.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenue	$2,996	$2,300	$5,788	$4,388

Cost of revenue	2,450	1,709	4,800	3,262
Product development	226	199	470	378
Marketing and administrative	141	108	320	195
Amortization of intangibles	12	—	23	—
Restructuring, net	1	—	(3)	4

Total operating expenses	2,830	2,016	5,610	3,839

Income from operations	166	284	178	549

Interest income	25	14	44	29
Interest expense	(55)	(11)	(74)	(24)
Other, net	9	4	11	9

Other income (expense), net	(21)	7	(19)	14

Income before income taxes	145	291	159	563
Provision for income taxes	5	4	—	4

Net income	$140	$287	$159	$559

Net income per share:
Basic	$0.25	$0.60	$0.28	$1.16
Diluted	0.23	0.57	0.27	1.10
Number of shares used in per share calculations:
Basic	571	482	573	480
Diluted	598	507	600	506

Dividends declared per share	$0.10	$0.08	$0.18	$0.16

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 29, 2006	December 30, 2005
OPERATING ACTIVITIES
Net income	$159	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	286
Stock-based compensation	69	36
Allowance for doubtful accounts receivable	42	—
Redemption charges on 8% Senior Notes	19	—
Excess tax benefits from exercise of stock options	—	(14)
Other non-cash operating activities, net	1	4
Changes in operating assets and liabilities:
Accounts receivable	156	3
Inventories	129	(74)
Accounts payable	(267)	(51)
Accrued expenses, employee compensation and warranty	(340)	45
Accrued income taxes	14	9
Other assets and liabilities	(95)	(35)

Net cash provided by operating activities	301	768

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(466)	(353)
Proceeds from sales of fixed assets	28	—
Purchases of short-term investments	(322)	(1,911)
Maturities and sales of short-term investments	687	2,015
Acquisitions, net of cash and cash equivalents acquired	—	(28)
Other investing activities, net	(29)	(105)

Net cash used in investing activities	(102)	(382)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,477	—
Redemption of 8% Senior Notes	(400)	(340)
Redemption premium on 8% Senior Notes	(16)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	104	38
Dividends to shareholders	(104)	(76)
Excess tax benefits from exercise of stock options	—	14
Repurchases of common shares and payments made under prepaid forward agreements	(1,075)	—
Other financing activities, net	1	—

Net cash used in financing activities	(13)	(364)

Increase in cash and cash equivalents	186	22
Cash and cash equivalents at the beginning of the period	910	746

Cash and cash equivalents at the end of the period	$1,096	$768

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$24	$22
Cash paid for income taxes, net of refunds	3	10

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended December 29, 2006

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2006	576	$—	$2,858	$(1)	$(7)	$2,362	$5,212
Comprehensive income, net of tax:
Unrealized gain on marketable securities					6		6
Unrealized gain on cash flow hedges, net					6		6
Net income						159	159

Comprehensive income							171
Issuance of common shares related to exercise of employee stock options	7		76				76
Issuance of common shares related to employee stock purchase plan	2		28				28
Repurchases of common shares	(5)					(125)	(125)
Payments made under prepaid forward agreements (see Note 9)						(950)	(950)
Shares received under prepaid forward agreements (see Note 9)	(25)						—
Dividends to shareholders						(104)	(104)
Stock-based compensation			68	1			69

Balance at December 29, 2006	555	$—	$3,030	$—	$5	$1,342	$4,377

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations—Seagate, or the Company, designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, digital music players and gaming devices. The Company sells its disc drives primarily to major original equipment manufacturers, or OEMs, distributors and retailers.

Basis of Presentation and Consolidation—The condensed consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. On May 19, 2006, the Company acquired all of the outstanding common stock, stock options and nonvested stock of Maxtor Corporation (“Maxtor”). Maxtor is a wholly-owned subsidiary of the Company and the condensed consolidated financial statements include the results of operations of Maxtor subsequent to May 19, 2006. The condensed consolidated financial statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s consolidated financial statements for the fiscal year ended June 30, 2006 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on September 11, 2006. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its consolidated financial statements as of June 30, 2006 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six months ended December 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2007.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended December 29, 2006 and December 30, 2005 were 13 weeks. Fiscal year 2007 will be comprised of 52 weeks and will end on June 29, 2007.

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

The Company establishes certain distributor and original equipment manufacture, or OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These contra-revenue estimates are based on various factors, including estimated future price erosion, distributor sell-through levels, program participation, customer claim submittals and sales returns. During periods in which the Company’s distributors’ inventories of its products are at higher than historical levels, the Company’s contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, the Company’s distributors’ inventories are within the historical range. Significant actual variations in any of the factors upon which the Company bases its contra-revenue estimates could have a material effect on the Company’s operating results. In addition, the Company’s failure to accurately predict the level of future sales returns by its distribution customers could have a material impact on the Company’s financial condition and results of operations.

The Company’s warranty provision considers estimated product failure rates, trends, estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The Company’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor-designed products because of limited experience with those products upon which to base its warranty estimates. The Company continually introduces new products and has recently begun a shift to disc drive products that utilize perpendicular recording technology. The actual results with regard to warranty expenditures could have a material adverse effect on the Company if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which the Company has used in estimating the warranty expense accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disc drives. To the extent such sales fall below the Company’s forecast, warranty cost will be adversely impacted.

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States. Each period, the Company evaluates the need for a valuation allowance for the deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. With the acquisition of Maxtor on May 19, 2006, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The Company engages third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

The Company is required to periodically evaluate the carrying values of intangible assets for impairment. If any of the Company’s intangible assets are determined to be impaired, the Company may have to write down the impaired asset and its earnings would be adversely impacted in the period that occurs.

At December 29, 2006, the Company’s goodwill totaled approximately $2.3 billion and its identifiable intangible assets totaled $231 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, an analysis of the Company’s market capitalization and the estimation of the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. The Company’s estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income per share for the three and six months ended December 29, 2006 and December 30, 2005:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(In millions, except per share data)
Basic net income per share
Net Income	$140	$287	$159	$559

Weighted-average number of common shares outstanding during the period	571	482	573	480

Basic net income per share	$0.25	$0.60	$0.28	$1.16

Diluted net income per share
Net income	$140	$287	$159	$559

Weighted-average number of common shares outstanding during the period	571	482	573	480
Shares issuable from assumed exercise of options and unvested nonvested shares using the treasury stock method	27	25	27	26

Total shares for purpose of calculating diluted net income per share	598	507	600	506

Diluted net income per share	$0.23	$0.57	$0.27	$1.10

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(In millions)
Stock options	19.1	28.6	18.1	24.2
Nonvested shares	1.9	—	0.9	—
2.375% convertible senior notes	5.0	—	4.4	—
6.8% convertible senior notes	4.1	—	4.1	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

	December 29, 2006	June 30, 2006
	(in millions)
Accounts Receivable:

Accounts receivable	$1,323	$1,482
Allowance for doubtful accounts	(72)	(37)

	$1,251	$1,445

Inventories:

Components	$193	$209
Work-in-process	90	126
Finished goods	488	556

	$771	$891

Property, equipment and leasehold improvements, net:

Property, equipment and leasehold improvements	$4,747	$4,286
Accumulated depreciation and amortization	(2,507)	(2,180)

	$2,240	$2,106

Accrued Warranty:

Short-term accrued warranty included in Accrued expenses, other on the balance sheet	$260	$249
Long-term accrued warranty included in Other non- current liabilities on the balance sheet	197	196

	$457	$445

Allowance for Doubtful Accounts

During the three months ended December 29, 2006, the Company terminated its distributor relationships with eSys Technologies Pte. Ltd. and its affiliated entities (“eSys”) and the Company ceased shipments of its products to eSys. eSys was the largest distributor of Seagate products (including Maxtor products) for the fiscal year ended June 30, 2006 and for the three months ended September 29, 2006, representing approximately 5% and 6% of the Company’s revenues for those respective periods.

In early October 2006, the Company initiated an audit of eSys’ point of sale records pursuant to the Company’s contractual rights to confirm the accuracy and completeness of eSys’ claims for program credits under the Company’s distributor sales incentive programs. Discussions with eSys surrounding the timing, scope of work, and selection of third party auditors continued until early November, when eSys officials informed the Company they would deny the Company’s third party auditors access to eSys’ records to perform the requested audit notwithstanding the Company’s contractual rights to do so. eSys officials also indicated to the Company that an audit would likely reveal irregularities in eSys’ compliance with the terms of the Company’s incentive programs and other unspecified irregularities. In addition, eSys had failed to make full current payments on its obligations to the Company. Accordingly, on November 6, 2006, the Company notified eSys that it was terminating the Company’s commercial distributor relationships with eSys.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Although eSys officials have indicated that eSys intends to pay all amounts owed to the Company, the Company recorded an additional $40 million of allowance for doubtful accounts in the three months ended September 29, 2006, after consideration of existing allowances. The Company recorded this additional allowance due to the inherent uncertainties following the termination of the distribution relationships, eSys’ continuing delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with the Company. The Company is pursuing collection of all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While the Company terminated its distributor relationships with eSys, the Company has and will continue to aggressively pursue its contractual audit rights as well as any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred. Specifically, the Company has commenced legal proceedings against eSys and its CEO under a distribution agreement and a personal guarantee to recover all amounts owed to the Company for purchased products.

Long-Term Debt and Credit Facilities

In September 2006, Seagate Technology HDD Holdings (“HDD”), the Company’s wholly-owned direct subsidiary, issued senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The Company has guaranteed these notes on a full and unconditional basis (see Note 12). These notes are unsecured and rank equally in right of payment with all of HDD’s other existing and future senior unsecured indebtedness and senior to any present and future subordinated indebtedness of HDD.

$300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009. The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.84% per year, payable quarterly on January 1, April 1, July 1 and October 1 of each year commencing January 1, 2007. The 2009 Notes will mature on October 1, 2009. The Company may not redeem the 2009 Notes prior to maturity.

$600 Million Aggregate Principal Amount of Fixed Rate Senior Notes due October 2011. The 2011 Notes bear interest at the rate of 6.375% per year, payable semi-annually on April 1 and October 1 of each year. The 2011 Notes are redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days’ notice at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2011 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

$600 Million Aggregate Principal Amount of Fixed Rate Senior Notes due October 2016. The 2016 Notes bear interest at the rate of 6.8% per year, payable semi-annually on April 1 and October 1 of each year. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days’ notice at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

$400 Million Aggregate Principal Amount of 8% Senior Notes due May 2009. In October 2006, the Company redeemed its 8% Senior Notes due May 2009 (the “8% Notes”) at a redemption price of $1,040 per $1,000 principal amount of Notes for a total amount paid of $416 million. The redemption premium of $16 million as well as approximately $3 million of unamortized issuance costs were recorded as interest expense in the Company’s condensed consolidated statement of operations for the three and six months ended December 29, 2006.

Revolving Credit Facility. HDD has a senior unsecured $500 million revolving credit facility that matures in September 2011. The $500 million revolving facility, which was entered into in September 2006, replaced the then-existing $100 million revolving credit facility.

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial ratios: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of December 29, 2006, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $46 million for outstanding letters of credit and bankers’ guarantees as of December 29, 2006, leaving $454 million for additional borrowings. The credit agreement governing the revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters.

As a result of its acquisition of Maxtor in May 2006, the Company assumed $135 million aggregate principal amount of 6.8% Convertible Senior Notes due April 2010, $326 million aggregate principal amount of 2.375% Convertible Senior Notes due August 2012, $55 million aggregate principal amount of 5.75% Subordinated Debentures due March 2012 and $60 million LIBOR based China Manufacturing Facility Loans.

Upon the closing of the Merger, the Company and Maxtor entered into a supplemental indenture whereby the Company agreed to guarantee the 2.375% Notes and the 6.8% Notes on a full and unconditional basis (see Note 12).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

The Company’s provision for income taxes recorded for the three and six months ended December 29, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the period relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. The Company’s provision for income taxes recorded for the three and six months ended December 30, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in the Company’s valuation allowance recorded for U.S. and certain foreign deferred tax assets.

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

As of December 29, 2006, the Company has recorded net deferred tax assets of $228 million. The realization of $116 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first half of fiscal year 2009. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

During the quarter ended December 29, 2006, the Company recorded a $150 million reduction to goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal during the quarter of $150 million of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets for tax net operating loss carryovers. The valuation allowance was reduced by $150 million to reflect expected realization of acquired Maxtor net operating loss carry forwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the inter company sale of certain intellectual property rights to a foreign subsidiary. Approximately $122 million of tax expense associated with the gain on the inter company sale of intangibles has been capitalized in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) and is being amortized to income tax expense over a sixty-month period which approximates the expected useful life of the intangibles sold in the inter company transaction.

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

4. Restructuring Costs

Ongoing Restructuring Activities

During the six months ended December 29, 2006, the Company reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring and recorded restructuring accruals of approximately $1 million in connection with its ongoing restructuring activities.

Liabilities Recognized in Connection with Business Combinations

In connection with the Maxtor acquisition, the Company accrued certain exit costs (see Note 5).

5. Acquisitions

Maxtor Corporation

On December 20, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation, a Delaware corporation, and MD Merger Corporation, a Delaware corporation and direct wholly-owned subsidiary of Seagate, by which Seagate agreed to acquire Maxtor (the “Merger”), and whereby Maxtor would become a wholly owned subsidiary of Seagate. On May 19, 2006, the Company completed the acquisition of Maxtor in a stock-for-stock transaction. The acquisition was structured to qualify as a tax-free reorganization and the Company has accounted for the acquisition in accordance with SFAS 141. The combination of the two companies’ brands and the related product lines represent the most differentiated storage offering to customers and enhance the Company’s scale and capacity to better drive technology advances and accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing base of customers.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

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

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their preliminary estimated fair values as at May 19, 2006, the date of acquisition and allocated the initial residual value of approximately $2.5 billion to goodwill. During the six months ended December 29, 2006, the Company recorded $158 million of net adjustments that decreased goodwill, including a $150 million reduction relating to the reversal of a corresponding amount of the valuation allowance previously recorded as of the acquisition date against certain deferred tax assets comprised of former Maxtor operating losses (see Note 3). During the six months ended December 29, 2006, the Company also adjusted the purchase price allocation and reduced goodwill when it increased the fair values allocated to certain owned facilities and equipment. These reductions in goodwill were partially offset by increased estimates for certain exit plan liabilities and pre-acquisition contingencies.

The fair values of acquired assets and liabilities may be further adjusted as the Company completes the evaluation of acquired assets and liabilities prior to the one-year anniversary date of the merger. Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Recognition of Liabilities in Connection with Maxtor Acquisition

Under Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company has accrued certain exit costs aggregating $261 million, of which $112 million relates to employee severance, $46 million relates to the planned exit of leased or owned excess facilities and $103 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability relates to the employment termination of approximately 5,100 Maxtor employees, primarily in the U.S. and Far East, of which approximately 4,700 employees had been terminated as of December 29, 2006. In the six months ended December 29, 2006, the Company paid $170 million of the accrued exit costs. The Company expects payments for severance and related benefits and for contractual settlements to be substantially completed by the end of fiscal year 2007, while the costs associated with the exit of certain facilities will continue to the end of fiscal year 2016.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Accrued exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrued exit costs, June 30, 2006	109	43	81	233
Purchase accounting adjustments	(5)	3	12	10
Cash payments	(82)	(9)	(79)	(170)

Accrued exit costs, December 29, 2006	$22	$37	$14	$73

Accrued exit costs are included in short-term and long-term Accrued Restructuring on the Condensed Consolidated Balance Sheet.

Stock-Based Compensation

The fair value of stock-based compensation related to the unearned stock options and nonvested shares assumed from Maxtor was approximately $69 million, net of forfeitures, of which, approximately $37 million has been amortized through the six months ended December 29, 2006. The remaining $32 million will be amortized on a straight-line basis over the remaining estimated service (vesting) periods of the underlying stock options or nonvested shares.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Maxtor prior to the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for the period presented includes the business combination accounting effect on conforming Maxtor’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options assumed and nonvested shares exchanged and related tax effects of these adjustments. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

The unaudited pro forma financial information for the three and six months ended December 30, 2005 combines the Company’s historical results for the three and six months ended December 30, 2005 and, due to differences in our reporting periods, the historical results of Maxtor for the three and six months ended December 31, 2005.

(in millions, except for share data)	Three and Six Months Ended December 30, 2005
	(Unaudited)
Revenue	$3,274	$6,232
Net income	$259	$488
Basic net income per share	$0.45	$0.85
Diluted net income per share	$0.43	$0.81

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at December 29, 2006, the composition of the amounts recorded to goodwill are as follows (in millions):

Balance as of June 30, 2006	$2,475
Adjustment to goodwill acquired through Maxtor acquisition (see Note 5)	(158)

Balance as of December 29, 2006	$2,317

In accordance with the guidance in SFAS 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during the six months ended December 29, 2006 or the six months ended December 30, 2005.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Accumulated amortization of intangibles was $109 million and $33 million at December 29, 2006 and June 30, 2006, respectively. The carrying value of intangible assets at December 29, 2006 is set forth in the table below.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$150	$(71)	$79
Customer relationships	140	(25)	115
Trade names	33	(5)	28
Patents and licenses	17	(8)	9

Total acquired identifiable intangible assets	$340	$(109)	$231

In the six months ended December 29, 2006 and December 30, 2005, amortization expense for other intangible assets was $76 million and $3 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase up to 100 million common shares of the Company under vesting terms to be determined at the date of grant. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. Except for certain options granted below deemed fair value shortly prior to the Company’s initial public offering in fiscal year 2003 (see Deferred Stock Compensation), all other options granted under the 2001 Plan were granted at fair market value. Options granted up through September 5, 2004 expire ten years from the date of grant and options granted subsequent to September 5, 2004 expire seven years from the date of grant. As of December 29, 2006, there were approximately 0.4 million common shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. On October 26, 2006, the Company’s shareholders approved an amendment to the 2004 Plan to increase the number of common shares available for issuance by 36 million. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards up to 63.5 million shares, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. As of December 29, 2006, there were approximately 39.0 million common shares available for issuance under the 2004 Plan.

Assumed Maxtor Stock Options—In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each stock option assumed was converted into a stock option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor stock options into stock options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of December 29, 2006, approximately 3.9 million of the assumed stock options and 1.0 million of the exchanged nonvested shares were outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Maxtor Corporation 1996 Stock Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Stock options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor Corporation 2005 Performance Incentive Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s 2005 Performance Incentive Plan (the “2005 Plan”). Stock options granted under the 2005 Plan generally vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor (Quantum HDD) Merger Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. Options granted under this plan are completely vested and exercisable.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. At that time, a total of 20 million common shares had been authorized for issuance under the ESPP. On October 26, 2006, the Company’s shareholders approved an amendment to the ESPP to increase the number of common shares available for issuance by 10 million. This number of common shares authorized for issuance automatically increases annually on the first day of the Company’s fiscal year beginning in 2003 equal to the lesser of 2.5 million shares or 0.5% of the outstanding shares on the last day of the immediately preceding fiscal year, subject to approval by the Company’s board of directors. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP consists of a six-month offering period with a maximum issuance of 2.5 million shares per offering period. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On July 31, 2006, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase price of $16.45. As of December 29, 2006, there were approximately 14.2 million common shares available for issuance under the ESPP.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Determining Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The fair value of the Company’s stock options granted to employees for the three and six months ended December 29, 2006 and December 30, 2005 was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Option Plan Shares
Expected term (in years)	4.0	3.7	4.0	3.5 – 3.7
Volatility	39%	42%	39%	42 – 43%
Expected dividend	1.5 – 1.9%	1.6 – 2.3%	1.4 – 1.9%	1.6 – 2.3%
Risk-free interest rate	4.4	4.4%	4.4 – 4.7%	4.1 – 4.4%
Estimated annual forfeitures	4.5%	4.6%	4.5%	4.6 – 4.8%
Weighted-average fair value	$7.25	$5.11	$7.26	$4.82

ESPP Plan Shares
Expected term (in years)	0.5	0.5 – 1.0	0.5	0.5 – 1.0
Volatility	34%	41%	34%	41%
Expected dividend	1.4%	1.7%	1.4%	1.7%
Risk-free interest rate	5.0%	3.6 – 3.8%	5.0%	3.6 – 3.8%
Weighted-average fair value	$5.35	$5.33	$5.35	$5.33

Stock Compensation Expense

Stock Compensation Expense—The Company recorded approximately $31 million and $69 million of stock-based compensation during the three and six months ended December 29, 2006, respectively. Of the $69 million recorded in the six months ended December 29, 2006, $21 million related to assumed stock options and nonvested shares exchanged in the Maxtor acquisition (see Note 5). The Company recorded approximately $20 million and $36 million of stock-based compensation during the three and six months ended December 30, 2005, respectively. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company warrants all internal desktop and notebook disc drives shipped through the distribution and retail channels for a period of five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and six months ended December 29, 2006 and December 30, 2005 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(in millions)
Balance, beginning of period	$437	$255	$445	$243
Warranties issued	55	35	112	67
Repairs and replacements	(71)	(39)	(144)	(63)
Changes in liability for pre-existing warranties, including expirations and customer compensatory claims	36	(1)	44	3

Balance, end of period	$457	$250	$457	$250

The Company offers extended warranties on certain of its products. Deferred revenue related to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Issuance of Common Shares

During the six months ended December 29, 2006, the Company issued approximately 7.5 million of its common shares from the exercise of stock options and approximately 1.7 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

On August 8, 2006, the Company announced that it’s board of directors had authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding common shares over a two-year period. From the authorization of this repurchase program and through the six months ended December 29, 2006, the Company repurchased approximately 29.7 million shares, all of which were cancelled on the day received and are no longer outstanding. The Company repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, whereupon the Company prepaid financial institutions to deliver shares at future dates. The Company entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. The Company only enters into such transactions when the discount that it receives is higher than the foregone return on its cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there is no requirement for the financial institution to return any portion of the prepayment to the Company. The parameters used to calculate the final number of shares deliverable are: the total notional amount of the contract and the average VWAP of the Company’s stock during the contract period less the agreed upon discount.

During the six months ended December 29, 2006, the Company repurchased 5.3 million shares through open market repurchases. In addition, the Company made payments totaling $950 million under prepaid forward agreements and took delivery of 24.4 million shares using prepaid forward agreements (including partial delivery under one of the prepaid forward agreements of 17.7 million shares). In January 2007, the Company received an additional 13.3 million shares under a prepaid forward agreement that was in place at December 29, 2006. Shares physically delivered to the Company are cancelled on the day received and are no longer outstanding.

As of December 29, 2006, the Company had approximately $1.4 billion remaining under the authorized $2.5 billion stock repurchase program. The Company did not repurchase any shares during the six months ended December 30, 2005.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity (continued)

Share repurchases during the six months ended December 29, 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350
October 2006	—	$—	—	$2,350
November 2006	5.3	$23.41	5.3	$2,225
December 2006(1)	17.7	$25.82	17.7	$1,768

Total	29.7	$24.63	29.7	$1,768

(1)	The Company took delivery of 17.7 million shares in December 2006 under one of the prepaid forward agreements, which subsequently closed in January 2007 upon delivery of an additional 13.3 million shares. The average price paid per share was calculated based on the average price paid for the total 31 million shares delivered under this prepaid forward agreement.

10. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Recently Adopted Accounting Pronouncements

In February 2006, the FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information

The Company has guaranteed HDD’s obligations under the 2009 Notes, the 2011 Notes and the 2016 Notes (the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Notes were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at December 29, 2006 and June 30, 2006 and the condensed consolidating results of operations and consolidating cash flows for the three and six months ended December 29, 2006 and December 30, 2005. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$40	$271	$785	$—	$1,096
Short-term investments	—	—	464	—	464
Accounts receivable, net	—	—	1,251	—	1,251
Intercompany receivable	—	22	—	(22)	—
Inventories	—	—	771	—	771
Other current assets	—	—	410	—	410

Total Current Assets	40	293	3,681	(22)	3,992

Property, equipment and leasehold improvements, net	—	—	2,240	—	2,240
Goodwill	—	—	2,317	—	2,317
Other intangible assets	—	—	231	—	231
Other assets, net	—	19	479	—	498
Equity investment in HDD	5,596	—	—	(5,596)	—
Equity investments in Non-Guarantors	—	5,565	—	(5,565)	—
Intercompany note receivable	—	1,243	503	(1,746)	—

Total Assets	$5,636	$7,120	$9,451	$(12,929)	$9,278

Accounts payable	$—	$—	$1,425	$—	$1,425
Intercompany payable	4	—	18	(22)	—
Accrued employee compensation	—	—	188	—	188
Accrued expenses	—	28	768	—	796
Accrued income taxes	—	—	76	—	76
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	4	28	2,805	(22)	2,815

Other liabilities	12	—	336	—	348
Intercompany note payable	1,243	—	503	(1,746)	—
Long-term debt, less current portion	—	1,496	242	—	1,738

Total Liabilities	1,259	1,524	3,886	(1,768)	4,901

Shareholders’ Equity	4,377	5,596	5,565	(11,161)	4,377

Total Liabilities and Shareholders’ Equity	$5,636	$7,120	$9,451	$(12,929)	$9,278

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,268	$(272)	$2,996

Cost of revenue	—	—	2,722	(272)	2,450
Product development	—	—	226	—	226
Marketing and administrative	1	—	140	—	141
Amortization of intangibles	—	—	12	—	12
Restructuring, net	—	—	1	—	1

Total operating expenses	1	—	3,101	(272)	2,830

(Loss) income from operations	(1)	—	167	—	166

Interest income	1	9	16	(1)	25
Interest expense	—	(47)	(9)	1	(55)
Equity in income of HDD	140	—	—	(140)	—
Equity in income (loss) of Non-Guarantors	—	178	—	(178)	—
Other, net	—	—	9	—	9

Other income (expense), net	141	140	16	(318)	(21)

Income before income taxes	140	140	183	(318)	145
Provision for (benefit from) income taxes	—	—	5	—	5

Net income	$140	$140	$178	$(318)	$140

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,651	$(863)	$5,788

Cost of revenue	—	—	5,663	(863)	4,800
Product development	—	—	470	—	470
Marketing and administrative	2	—	318	—	320
Amortization of intangibles	—	—	23	—	23
Restructuring, net	—	—	(3)	—	(3)

Total operating expenses	2	—	6,471	(863)	5,610

(Loss) income from operations	(2)	—	180	—	178

Interest income	1	17	50	(24)	44
Interest expense	(2)	(72)	(24)	24	(74)
Equity in income of HDD	162	—	—	(162)	—
Equity in income (loss) of Non-Guarantors	—	217	—	(217)	—
Other, net	—	—	11	—	11

Other income (expense), net	161	162	37	(379)	(19)

Income before income taxes	159	162	217	(379)	159
Provision for (benefit from) income taxes	—	—	—	—	—

Net income	$159	$162	$217	$(379)	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$159	$162	$217	$(379)	$159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	414	—	414
Stock-based compensation	—	—	69	—	69
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption of 8% Senior Notes	—	19	—	—	19
Equity in (income) of HDD	(162)	—	—	162	—
Equity in (income) of Non-Guarantors	—	(217)	—	217	—
Other non-cash operating activities, net	—	(1)	2	—	1
Changes in operating assets and liabilities, net	15	(1)	(417)	—	(403)

Net cash provided by (used in) operating activities	12	(38)	327	—	301

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(466)	—	(466)
Proceeds from sales of fixed assets	—	—	28	—	28
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	602	—	687
Other investing activities, net	—	—	(29)	—	(29)

Net cash used in investing activities	—	—	(102)	—	(102)

Financing Activities
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Redemption of 8% Senior Notes	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes	—	(16)	—	—	(16)
Loan from HDD to Parent	1,103	(1,103)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	329	(329)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	859	(859)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	104	—	—	—	104
Dividends to shareholders	(104)	—	—	—	(104)
Repurchases of common shares and payments made under prepaid forward agreements	(1,075)	—	—	—	(1,075)
Other financing activities, net	—	1	—	—	1

Net cash provided by (used in) financing activities	28	308	(349)	—	(13)

Increase (decrease) in cash and cash equivalents	40	270	(124)	—	186
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$40	$271	$785	$—	$1,096

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,300	$—	$2,300

Cost of revenue	—	—	1,709	—	1,709
Product development	—	—	199	—	199
Marketing and administrative	—	—	108	—	108
Restructuring	—	—		—

Total operating expenses	—	—	2,016	—	2,016

Income from operations	—	—	284	—	284

Interest income	—	1	15	(2)	14
Interest expense	—	(12)	(1)	2	(11)
Equity in income of HDD	287	—	—	(287)	—
Equity in income of Non-Guarantors	—	298	—	(298)	—
Other, net	—	—	4	—	4

Other income (expense), net	287	287	18	(585)	7

Income before income taxes	287	287	302	(585)	291
Provision for (benefit from) income taxes	—	—	4	—	4

Net income	$287	$287	$298	$(585)	$287

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 30, 2005

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$559	$559	$579	$(1,138)	$559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	286	—	286
Stock-based compensation	—	—	36	—	36
Excess tax benefit from exercise of stock options	—	—	(14)	—	(14)
Equity in (income) of HDD	(559)	—	—	559	—
Equity in (income) of Non-Guarantors	—	(579)	—	579	—
Other non-cash operating activities, net	—	2	2	—	4
Changes in operating assets and liabilities, net	1	(2)	(102)	—	(103)

Net cash provided by (used in) operating activities	1	(20)	787	—	768

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(353)	—	(353)
Purchase of short-term investments	—	—	(1,911)	—	(1,911)
Maturities and sales of short-term investments	—	—	2,015	—	2,015
Acquisitions, net of cash and cash equivalents acquired	—	—	(28)	—	(28)
Other investing activities, net	—	—	(105)	—	(105)

Net cash used in investing activities	—	—	(382)	—	(382)

Financing Activities
Proceeds from exercise of employee stock options and employee stock purchase plan	38	—	—	—	38
Repayment of long-term debt	—	(243)	(97)	—	(340)
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	226	(226)	—	—
Loan to HDD from Non-Guarantor	—	109	(109)	—	—
Dividend paid to Parent from HDD	42	(42)	—	—	—
Dividend paid to shareholders	(76)	—	—	—	(76)
Excess tax benefit from exercise of stock options	—	—	14	—	14

Net cash provided by (used in) financing activities	4	48	(416)	—	(364)

Increase (decrease) in cash and cash equivalents	5	28	(11)	—	22

Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$14	$28	$726	$—	$768

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which the notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 5). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at December 29, 2006 and June 30, 2006, and the condensed consolidating results of operations and cash flows for the three and six months ended December 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD, a non-guarantor, and therefore, the balance sheet of the Combined Non-Guarantors as of December 29, 2006 reflects the investment in Maxtor on an equity method basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$40	$(3)	$1,059	$—	$1,096
Short-term investments	—	—	464	—	464
Accounts receivable, net	—	22	1,229	—	1,251
Intercompany receivable	—	—	136	(136)	—
Inventories	—	35	736	—	771
Other current assets	—	78	332	—	410

Total Current Assets	40	132	3,956	(136)	3,992

Property, equipment and leasehold improvements, net	—	57	2,183	—	2,240
Goodwill	—	806	1,511	—	2,317
Other intangible assets	—	71	160	—	231
Other assets, net	—	164	334	—	498
Equity investment in Maxtor	—	—	1,693	(1,693)	—
Equity investments in Non-Guarantors	5,596	1,838	3,872	(11,306)	—
Intercompany note receivable	—	—	1,746	(1,746)	—

Total Assets	$5,636	$3,068	$15,455	$(14,881)	$9,278

Accounts payable	$—	$2	$1,423	$—	$1,425
Intercompany payable	4	132	—	(136)	—
Accrued employee compensation	—	5	183	—	188
Accrued expenses	—	122	674	—	796
Accrued income taxes	—	15	61	—	76
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	4	606	2,341	(136)	2,815

Other liabilities	12	85	251	—	348
Intercompany note payable	1,243	503	—	(1,746)	—
Long-term debt, less current portion	—	181	1,557	—	1,738

Total Liabilities	1,259	1,375	4,149	(1,882)	4,901

Shareholders’ Equity	4,377	1,693	11,306	(12,999)	4,377

Total Liabilities and Shareholders’ Equity	$5,636	$3,068	$15,455	$(14,881)	$9,278

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$121	$3,147	$(272)	$2,996

Cost of revenue	—	147	2,575	(272)	2,450
Product development	—	(10)	236	—	226
Marketing and administrative	1	(4)	144	—	141
Amortization of intangibles	—	4	8	—	12
Restructuring, net	—	—	1	—	1

Total operating expenses	1	137	2,964	(272)	2,830

(Loss) income from operations	(1)	(16)	183	—	166
Interest income	1	1	24	(1)	25
Interest expense	—	(15)	(41)	1	(55)
Equity in loss of Maxtor	—	—	(133)	133	—
Equity in income (loss) of Non-Guarantors	140	(96)	311	(355)	—
Other, net	—	(7)	16	—	9

Other income (expense), net	141	(117)	177	(222)	(21)

Income (loss) before income taxes	140	(133)	360	(222)	145
Provision for (benefit from) income taxes	—	—	5	—	5

Net income (loss)	$140	$(133)	$355	$(222)	$140

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$261	$6,390	$(863)	$5,788

Cost of revenue	—	350	5,313	(863)	4,800
Product development	—	8	462	—	470
Marketing and administrative	2	22	296	—	320
Amortization of intangibles	—	7	16	—	23
Restructuring, net	—	—	(3)	—	(3)

Total operating expenses	2	387	6,084	(863)	5,610

(Loss) income from operations	(2)	(126)	306	—	178
Interest income	1	1	66	(24)	44
Interest expense	(2)	(32)	(64)	24	(74)
Equity in loss of Maxtor	—	—	(350)	350	—
Equity in income (loss) of Non-Guarantors	162	(193)	567	(536)	—
Other, net	—	—	11	—	11

Other income (expense), net	161	(224)	230	(186)	(19)

Income (loss) before income taxes	159	(350)	536	(186)	159
Provision for (benefit from) income taxes	—	—	—	—	—

Net income (loss)	$159	$(350)	$536	$(186)	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income (Loss)	$159	$(350)	$536	$(186)	$159

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	27	387	—	414
Stock-based compensation	—	19	50	—	69
Allowance for doubtful accounts receivable	—		42	—	42
Redemption of 8% Senior Notes	—		19	—	19
Equity in (income) loss of Maxtor	—	—	157	(157)	—
Equity in (income) loss of Non-Guarantors	(162)	193	(374)	343	—
Other non-cash operating activities, net	—	—	1	—	1
Changes in operating assets and liabilities, net	15	(21)	(397)	—	(403)

Net cash provided by (used in) operating activities	12	(132)	421	—	301

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	(3)	(463)	—	(466)
Proceeds from sales of fixed assets	—	—	28	—	28
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	687	—	687
Other investing activities, net	—	—	(29)	—	(29)

Net cash used in investing activities	—	(3)	(99)	—	(102)

Financing Activities
Net proceeds form issuance of long-term debt	—	—	1,477	—	1,477
Redemption of 8% Senior Notes	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes	—	—	(16)	—	(16)
Loan from Non-Guarantor to Parent	1,103	—	(1,103)	—	—
Loan from Non-Guarantor to Maxtor	—	427	(427)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(859)	859	—
Distribution to HDD from Non-Guarantor	—	—	859	(859)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	104	—	—	—	104
Dividends to shareholders	(104)	—	—	—	(104)
Repurchases of common shares and payments made under prepaid forward agreements	(1,075)	—	—	—	(1,075)
Other financing activities, net	—	—	1	—	1

Net cash provided by (used in) financing activities	28	103	(144)	—	(13)

Increase (decrease) in cash and cash equivalents	40	(32)	178	—	186

Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$40	$(3)	$1,059	$—	$1,096

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Subsequent Events

On January 26, 2007, the Company completed its acquisition of Evault, Inc., a privately held leading provider of online backup services in an all cash transaction valued at approximately $185 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended December 29, 2006. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVR), digital music players and gaming devices.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand names. For the fiscal quarters ended December 29, 2006, September 29, 2006 and December 30, 2005, approximately 63%, 64% and 71%, respectively, of our disc drive revenue was from sales to OEMs, of which Hewlett-Packard was the only customer exceeding 10% of our disc drive revenue in these respective periods. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 31%, 32% and 26% of our disc drive revenue in the December 2006, September 2006 and December 2005 quarters, respectively. Retail sales in the December 2006 quarter, as a percentage of our disc drive revenue was 6%, compared to 4% and 3% in the September 2006 and December 2005 quarters, respectively. For the December 2006, September 2006 and December 2005 quarters, approximately 29%, 32% and 29%, respectively, of our disc drive revenue came from customers located in North America, approximately 30%, 23% and 30%, respectively, came from customers located in Europe and approximately 41%, 45% and 41%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

On May 19, 2006, we acquired Maxtor Corporation (“Maxtor”) in a stock-for-stock transaction. We expect the acquisition of Maxtor to build on our foundation as the leading global hard disc drive company, leveraging the strength of our significant operating scale to drive product innovation and maximize operational efficiencies. We believe the combined company is well-positioned to accelerate delivery of a diverse set of compelling and cost-effective solutions to the growing customer base for data storage products.

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

First, we believe that the industry is continuing to experience several growth trends relative to overall demand, including:

•	broad, global expansion of the creation, aggregation, distribution and consumption of all types of digital content driven by a continued proliferation of applications in the consumer electronics market that either directly utilize disc drives for media-rich digital content in applications such as video storage, music and photographic applications or indirectly drive the demand for additional storage to store, host or back up related media content. We estimate that in the December 2006 quarter, industry shipments of disc drives to consumer electronics applications grew approximately 21% from the December 2005 quarter. We believe technological advances have supported this trend in storage capacity per square inch, cost per gigabyte, power and ruggedness. The combination of these technological advances has enabled entirely new and emerging applications. These emerging applications include digital video cameras, personal digital assistants, automotive systems, global positioning navigation systems, home entertainment systems, cell phones, personal media players, and other converged hand-held devices. With respect to some of these emerging applications, disc drive products smaller than our 1.8-inch form factor disc drives compete with other technologies, such as flash. We believe that disc drives are well suited in applications requiring higher capacity. There continues to be new opportunities for disc drives in existing and new applications; and

•	a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market is a result of consumers shifting from desktop computers to notebook computers, a trend that we believe may be accelerating. We estimate that in the December 2006 quarter, industry shipments of disc drives to mobile compute applications grew approximately 32% from the December 2005 quarter and 11% from the September 2006 quarter. We believe that the factors contributing to industry growth in enterprise storage applications included non-mission critical applications across multiple interfaces as well as the adoption of 2.5-inch small form factor drives for enterprise class applications as a result of enterprise customers demand for lower power consuming, heat reducing and smaller form factor solutions that maintain enterprise-class performance.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Second, our industry has been characterized by continuous price erosion. Such price erosion is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted price to gain market share;

•	few new product introductions when multiple competitors have comparable product offerings; and

•	temporary imbalances between industry supply and demand.

In particular in the June 2006 quarter, the industry experienced pronounced price erosion where market share gains became the primary focus of a number of our competitors. This aggressive pricing environment continued and accelerated towards the end of the September 2006 quarter, particularly in the low end OEM desktop and notebook markets. The desktop market experienced a less aggressive pricing environment for much of the December 2006 quarter, while the mobile market continued to be very competitive with higher than expected price declines.

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

To address the growing demand for higher capacity products, the industry is undergoing a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges, including a complex integration of the recording head, the disc, recording channel, drive software and firmware as a system, and involves the use of certain precious metals, such as ruthenium and platinum, which are in limited supply and increasingly expensive. At this time it is unclear what impact this transition to perpendicular recording technology will have on the industry.

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the December 2006 quarter with what we believe to be less than five weeks of distribution inventory in the desktop channel.

Seagate Overview. We are the leader in the disc drive industry with products that address the consumer electronics, mobile computing, enterprise and desktop storage markets. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership, combined with our integrated design and manufacturing approach, have allowed us to effectively leverage our leadership in traditional computing markets into new, higher-growth markets with only incremental product development and manufacturing costs.

Our fiscal quarter ended June 30, 2006 included Maxtor’s operating losses from May 19, 2006 through June 30, 2006 as well as purchase accounting and integration related charges, while the September and December 2006 quarters included Maxtor’s operating losses and purchase accounting and integration related charges for the entire quarter. We have substantially completed the restructuring and integration activities which are expected to result in approximately $500 million of cash expenditures, of which approximately $310 million has been paid through the end of the December 2006 quarter.

In addition to the anticipated cash expenditures, we have incurred and expect significant additional non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate to total $385 million (approximately $177 million of which is expected to be incurred in fiscal year 2007).

We have substantially completed the Maxtor customer and product transition, replacing Maxtor designed disc drive products with Seagate designed disc drive products. These product transitions, which have allowed us to rationalize our capacity and further lower our cost structure, were completed in mid-December with the final manufacture of Maxtor designed products. By completing the transition of Maxtor customers to Seagate designed products during the December 2006 quarter, we achieved our goals of retaining a substantial portion of the market share held by Maxtor prior to its acquisition by us. The completion of this transition is a key factor in our expected improvement in gross margins and profitability beginning in the March 2007 quarter.

In addition, work force reductions are substantially complete. As of the end of the December 2006 quarter, there were approximately 200,000 units of Maxtor designed products in finished goods, which we expect will be consumed in the March 2007 quarter.

During the September 2006 quarter, we launched a dual-brand strategy in the retail and distribution channels and in January 2007, we unveiled our new dual-brand positioning in the retail channel. Our dual-brand strategy seeks to leverage the value of the Maxtor brand to consumers globally and to broaden our reach into and coverage of these channels, as well as optimize the impact of our marketing investments.

We expect the traditionally slower second half of fiscal year 2007 will reflect the positive impact of our improved profitability, cost structure and gross margins through:

•	continued improvement of manufacturing utilization rates from completion of the Maxtor product transition and substantial completion of the integration activities;

•	successful customer qualifications and increased shipments of new, lower cost products across various markets to optimize product mix and product refreshes; and

•	additional market access with our new 1.8-inch drive, which is currently in qualification at major OEM’s.

Revenue in the December 2006 quarter of approximately $3.0 billion was driven by the continued growth in digital content and the resulting increase in demand for storage; customer acceptance of our new products by a growing set of customers; growth in the mobile and consumer electronics markets and seasonal demand increases in the desktop and branded solutions markets; a better than expected pricing environment for desktop products during the December 2006 quarter.

•	Consumer – In the December 2006 quarter, we shipped a total of 7.1 million disc drives in the consumer electronics (CE) market, an increase of 9% from the immediately preceding quarter and an increase of 101% from the year-ago quarter. Growth was driven largely by continued increases in the DVR applications market, a strong gaming market and increases in our share of these markets, in part through retention of Maxtor market share, as compared to the year-ago quarter. Shipments of Maxtor designed CE products during the December 2006 quarter were 0.9 million units.

•	Mobile – In the December 2006 quarter, we believe the overall mobile compute market grew 32% from the year-ago quarter, driving Seagate shipments of 4.4 million units, an increase of 5% from the immediately preceding quarter and 52% from the year-ago quarter. We believe our share of the mobile compute market during the December 2006 quarter increased compared to the year-ago quarter.

•	Enterprise – Seagate maintained its leadership position in the enterprise market, shipping 4.1 million units during the December 2006 quarter, flat as compared to the immediately preceding quarter and an increase of 17% over the year-ago quarter. Increases in unit shipments was driven by positive trends in both the adoption of small form factor products as well as high-capacity products for Internet infrastructure applications, as well as the impact of the shipment of 0.5 million units of Maxtor designed enterprise products during the December 2006 quarter.

•	Desktop – In the December 2006 quarter, we maintained our market leadership position with shipments of 25.7 million units, an increase of 6% from the immediately preceding quarter and an increase of 36% from the year-ago quarter. Shipments of Maxtor designed desktop products during the December 2006 quarter were 1.2 million units. During the December 2006 quarter, we experienced a better than expected pricing environment for desktop products as compared to the September 2006 quarter. In the global distribution channel, demand for desktop products remained strong for both Seagate and Maxtor brands and we exited the December 2006 quarter with distribution channel inventory for desktop products at less than 5 weeks.

In the December 2006 quarter, we terminated our distributor relationships with eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”) and we ceased shipments of our products to eSys. eSys was the largest distributor of Seagate products (including Maxtor products) for the fiscal year ended June 30, 2006 and for the September 2006 quarter, representing approximately 5% and 6% of our revenues for those respective periods.

In early October 2006, we initiated an audit of eSys’ point of sale records pursuant to our contractual rights to confirm the accuracy and completeness of eSys’ claims for program credits under our distributor sales incentive programs. Discussions with eSys surrounding the timing, scope of work, and selection of third party auditors continued until early November, when eSys officials informed us they would deny our third party auditors access to eSys’ records to perform the requested audit notwithstanding our contractual rights to do so. eSys officials also indicated to us that an audit would likely reveal irregularities in eSys’ compliance with the terms of our incentive programs and other unspecified irregularities. In addition, eSys has failed to make full current payments on its obligations to us. Accordingly, on November 6, 2006, we notified eSys we were terminating our commercial distributor relationships with eSys.

Although eSys officials have indicated that eSys intends to pay all amounts owed to us, we recorded an additional $40 million of allowance for doubtful accounts in the September 2006 quarter, after consideration of existing allowances. We recorded this additional allowance due to the inherent uncertainties following the termination of the distribution relationships, eSys’ continued delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with us. We are pursuing collection of all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While we have terminated our distributor relationships with eSys, we have and will continue to aggressively pursue our contractual audit rights as well as any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred. Specifically, we have commenced legal proceedings against eSys and its CEO under a distribution agreement and a personal guarantee to recover all amounts owed to us for purchased products.

Historically, we have exhibited seasonally higher unit demand during the first half of each fiscal year. However, because of the dramatic rates of growth exhibited by the consumer electronics applications in the March and June 2005 quarters followed by a period of component constraints during the September and December 2005 quarters which impacted our production capacity, we did not experience either a traditional seasonal decrease in sales of our products in the third and fourth quarter of fiscal year 2005 or a comparative seasonal increase in sales of our products in the first half of fiscal year 2006. The lack of seasonality in calendar year 2005 was atypical in the disc drive industry as evidenced by the modest seasonal decline we experienced in the March 2006 quarter. We saw a return to traditional seasonality in the June and September 2006 quarters, particularly with respect to disc drives for desktop and mobile applications. For the March 2007 quarter, we expect to see our overall mobile and enterprise demand to be flat with the December 2006 quarter, we expect seasonal demand that is slightly down in the desktop market and we expect our consumer electronics demand to be flat to slightly down as seasonality in certain applications is expected to produce less demand.

We believe Seagate is leading the transition to perpendicular recording technology. We are currently shipping perpendicular technology based products for all four major markets, and during the December 2006 quarter, we shipped 10 million drives that used perpendicular recording technology compared to 3.7 million shipped in the September 2006 quarter. Our products based on perpendicular technology require increased quantities of precious metals like platinum and ruthenium. These precious metals and scarce alloys have recently become increasingly expensive and at times difficult to acquire. We believe we have adequate supply plans in place to support our expected perpendicular product ramp requirements and while the price of ruthenium in particular has increased recently, we are taking actions to mitigate the impact going forward. These actions include alternative designs, improvements in material utilization, and optimizing our supply chain.

For fiscal year 2007, we expect up to $1.15 billion in capital investment will be required to support our continued growth.

Results of Operations

The condensed consolidated results for the quarter and six months ended December 29, 2006 include Maxtor’s full period results. In accordance with U.S. generally accepted accounting principles, operating results for Maxtor prior to our acquisition, including for the quarter and six months ended December 30, 2005, are not included in our operating results and are therefore not discussed.

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(dollars in millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenue	$2,996	$2,300	$5,788	$4,388
Cost of revenue	2,450	1,709	4,800	3,262

Gross margin	546	591	988	1,126

Product development	226	199	470	378
Marketing and administrative	141	108	320	195
Amortization of intangibles	12	—	23	—
Restructuring, net	1	—	(3)	4

Income from operations	166	284	178	549
Other income, net	(21)	7	(19)	14

Income before income taxes	145	291	159	563
Provision for income taxes	5	4	—	4

Net income	$140	$287	$159	$559

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenue	100%	100%	100%	100%
Cost of revenue	82	74	83	74

Gross margin	18	26	17	26

Product development	7	9	8	9
Marketing and administrative	5	5	6	4
Amortization of intangibles	—	—	—	—
Restructuring, net	—	—	—	—

Income from operations	6	12	3	13
Other income, net	(1)	—	—	—

Income before income taxes	5	12	3	13
Provision for income taxes	—	—	—	—

Net income	5%	12%	3%	13%

As noted above, our quarter and six months ended December 29, 2006 revenues and expenses reflect the addition of Maxtor’s results while our quarter and six months ended December 30, 2005 results do not include Maxtor. Accordingly, the following discussion of changes in our revenues and expenses will be significantly affected by Maxtor. In connection with the Maxtor acquisition, we incurred a number of accounting charges and other costs, which impacted our earnings for the September 2006 and December 2006 quarters.

Revenue. Revenue for the quarter ended December 29, 2006 was approximately $3.0 billion, up 7% from approximately $2.8 billion in the immediately preceding quarter, and up 30% from approximately $2.3 billion in the year-ago quarter. The increase in revenue from the immediately preceding quarter was driven by an improved product mix and volume increases as a result of overall industry unit growth. The revenue increase from the year-ago quarter was driven by an increase in units shipped, resulting from overall industry unit growth and an increase in our overall market share (mainly as a result of the acquisition of Maxtor), as well as an improved product mix, partially offset by price erosion. Our overall average sales price per unit (ASP) for our products was $72 for the quarter ended December 29, 2006 as compared to $71 for the immediately preceding quarter.

Unit shipments for our products in the quarter ended December 29, 2006 were as follows:

•	Consumer – 7.1 million, up from 6.4 million and 3.5 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile – 4.4 million, up from 4.2 million and 2.9 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 4.1 million, flat from the immediately preceding quarter and up from 3.5 million units in the year-ago quarter.

•	Desktop – 25.7 million, up from 24.4 million and 18.9 million units in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue for the quarter ended December 29, 2006 decreased to approximately 6% of our gross revenue as compared to 7% and 7%, respectively, of our gross revenue in the immediately preceding and year-ago quarters. The decrease in sales programs as a percentage of gross revenue as compared to the immediately preceding quarter was primarily due to a less aggressive overall pricing environment, leading to lower estimated point-of-sale and price protection rebates.

Cost of Revenue. Cost of revenue for the quarter ended December 29, 2006 was approximately $2.5 billion, up 4% from approximately $2.4 billion in the immediately preceding quarter, and up 43% from approximately $1.7 billion in the year-ago quarter. Gross margin as a percentage of revenue for the quarter ended December 29, 2006 was 18% as compared with 16% and 26% for the immediately preceding and year-ago quarters. In the December 2006 quarter, legacy Maxtor designed products generated approximately $200 million in revenue as compared to $344 million during the September 2006 quarter. Gross margins on legacy Maxtor designed products were negative during both quarters. Due to the inherent cost advantage of Seagate designed products relative to those of Maxtor, we have aggressively transitioned former Maxtor customers to Seagate designed products away from Maxtor designed products. As a result, we have experienced under-utilization of our Maxtor manufacturing infrastructure in the December 2006 and September 2006 quarters, which, in addition to price erosion and the impact of costs related to the Maxtor acquisition (including integration and retention costs, stock-based compensation and amortization of existing technology), contributed to the decrease in gross margin from the year-ago quarters. The increase in gross margin for the December 2006 quarter compared to the immediately preceding quarter was due to a less aggressive pricing environment for much of the quarter, a reduced impact of costs related to the Maxtor acquisition (including integration and retention costs, stock-based compensation and amortization of existing technology), partially off-set by the continued under-utilization of our manufacturing infrastructure in the December 2006 quarter and the accrual for the settlement of customer compensatory claims associated with quality issues related to legacy Maxtor products shipped prior to the closing of the Maxtor acquisition.

Product Development Expense. Product development expense decreased by $17 million, or 7%, when compared with the immediately preceding quarter and increased by $27 million, or 14% when compared with the year-ago quarter. The decrease in product development expense from the immediately preceding quarter was primarily due to a decrease of $12 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation. The increase in product development expense from the year-ago quarter was primarily due to increases of $39 million in salaries and benefits resulting from increased staffing levels and $10 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation, partially offset by a decrease of $12 million in variable performance-based compensation. Product development expense increased by $92 million, or 24%, when compared with the year-ago six-month period. The increase in product development expense from the year-ago six-month period was primarily due to $69 million in salaries and benefits resulting from increased staffing levels and an increase of $32 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation, partially offset by a $21 million decrease in variable performance-based compensation.

Marketing and Administrative Expense. Marketing and administrative expense decreased by $39 million, or 22%, when compared with the immediately preceding quarter and increased by $33 million, or 31% when compared with the year-ago quarter. The decrease in marketing and administrative expense from the immediately preceding quarter was primarily due to the recording in the September 2006 quarter of a $40 million increase in the provision for doubtful accounts receivable related to eSys partially offset by a $7 million reduction in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation. The increase in marketing and administrative expense from the year-ago quarter was primarily due to increases of $21 million in salaries and benefits resulting from increased staffing levels, $2 million in stock-based compensation and $7 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation. These increases were partially offset by a decrease of $10 million in variable performance-based compensation. Marketing and administrative expense increased by $125 million, or 64%, when compared with the year-ago six-month period. The increase in marketing and administrative expense from the year-ago six-month period was primarily due to the recording in the September quarter of a $40 million increase in the provision for doubtful accounts receivable related to eSys, an increase of $47 million in salaries and benefits resulting from increased staffing levels, an increase of $21 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation, and an increase of $5 million in stock-based compensation. These increases were partially offset by a decrease of $16 million in variable performance-based compensation.

Amortization of Intangibles. Amortization of intangibles increased by $1 million and $12 million when compared to the immediately preceding and year-ago quarters, respectively, and increased by $23 million when compared to the year-ago six-month period, primarily due to intangibles acquired in the Maxtor acquisition.

Restructuring. During the six months ended December 29, 2006, we reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring and recorded restructuring accruals of $1 million in connection with our ongoing restructuring activities.

Net Other Income (Expense). Net other expense increased by $23 million when compared to the immediately preceding quarter and increased by $28 million when compared with the year-ago quarter. The change from the immediately preceding quarter was primarily due to an increase of $19 million resulting from the early retirement of our 8% Senior Notes due 2009 (the “8% Notes) and an increase in interest expense of $16 million related to our new $1.5 billion long-term debt issued in September 2006. These increases in expense were offset by an increase of $6 million in interest income resulting from higher average interest rates and higher average balances in our interest bearing accounts and an increase of $6 million in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan. Net other expense increased by $33 million when compared with the year-ago six-month period. The change from the year-ago periods was primarily due to the early retirement of our 8% Notes and increases in interest expense related to our new $1.5 billion long-term debt issued in September 2006, as well as debt acquired in the Maxtor acquisition. These increases in expense were offset by an increase in interest income resulting from higher average interest rates and higher average balances in our interest bearing accounts as well as an increase in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan.

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

Our provision for income taxes recorded for the three and six months ended December 29, 2006 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance recorded for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. Our provision for income taxes recorded for the three and six months ended December 30, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, and (ii) a decrease in our valuation allowance recorded for U.S. and certain foreign deferred tax assets.

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

As of December 29, 2006, we recorded net deferred tax assets of $228 million. The realization of $116 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first half of fiscal year 2009. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

During the quarter ended December 29, 2006, we recorded a $150 million reduction to goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal during the quarter of $150 million of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets for tax net operating loss carryovers. The valuation allowance was reduced by $150 million to reflect expected realization of acquired Maxtor net operating loss carry forwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the inter company sale of certain intellectual property rights to a foreign subsidiary. Approximately $122 million of tax expense associated with the gain on the inter company sale of intangibles has been capitalized in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) and is being amortized to income tax expense over a sixty-month period which approximates the expected useful life of the intangibles sold in the inter company transaction.

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

We had approximately $1.6 billion in cash, cash equivalents and short-term investments at December 29, 2006, which includes $1.1 billion of cash and cash equivalents. Cash and cash equivalents decreased by $760 million during the December 2006 quarter, but increased from $910 million at June 30, 2006. This increase in cash and cash equivalents during the six months ended December 29, 2006 was primarily attributable to net proceeds received from the issuance of long-term debt totaling approximately $1.5 billion and cash provided by operating activities partially offset by capital additions, the redemption of our 8% Senior Notes and the repurchase of our common shares.

In September 2006, Seagate Technology HDD Holdings (“HDD”), our wholly-owned direct subsidiary issued senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.800% Senior Notes due October 2016 (the “2016 Notes”). The notes are guaranteed by Seagate Technology on a full and unconditional basis.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 29, 2006 was approximately $301 million and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation partially offset by a decrease in our net operating liabilities.

Cash Used in Investing Activities

During the six months ended December 29, 2006, we used $102 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $466 million partially offset by an excess of $365 million of maturities and sales of short-term investments over purchases of short-term investments. The approximately $466 million we invested in property, equipment and leasehold improvements was comprised of:

•	$106 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$206 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$139 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$15 million for other capital additions.

In fiscal year 2007, we expect that our investment in property, equipment and leasehold improvements will be up to $1.15 billion to support our continued growth.

Cash Used in Financing Activities

Net cash used in financing activities of $13 million for the six months ended December 29, 2006 was primarily attributable to $416 million used in the redemption of our 8% Notes, approximately $1.1 billion used for the repurchases of our common shares and $104 million of dividends paid to our shareholders, largely offset by approximately $1.5 billion received from the issuance of long-term debt and $104 million cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of December 29, 2006 consisted of: (1) approximately $1.6 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving facility, which we entered into in September 2006, replaced our previous $100 million revolving credit facility. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $46 million for outstanding letters of credit and bankers’ guarantees as of December 29, 2006, leaving $454 million for additional borrowings subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of December 29, 2006, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

In October 2006, we used $416 million of the net proceeds from the September 2006 issuance of $1.5 billion debt to redeem the $400 million principal amount of our 8% Notes and pay a $16 million redemption premium.

Our principal liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, to service our debt and in connection with the Maxtor acquisition, to meet our anticipated restructuring and other merger related cash expenditures of approximately $500 million, of which approximately $310 million has been paid through the end of the December 2006 quarter. In addition, since the second half of fiscal year 2002 and through the December 2006 quarter, we have paid dividends to our shareholders.

On September 1, 2006 and November 17, 2006, we paid dividends aggregating approximately $103 million, or $0.18 per share, to our common shareholders of record as of August 18, 2006 and November 3, 2006. On January 23, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before February 16, 2007 to our common shareholders of record as of February 2, 2007. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

For fiscal year 2007, we anticipate that we will have accumulated earnings and profits for U.S. federal income tax purposes; therefore, distributions to U.S. shareholders in fiscal year 2007, including the distributions made on September 1, 2006 and November 17, 2006 and the distribution to be made on February 16, 2007, will be treated as dividend income to U.S. shareholders. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts and liabilities , including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012, of which $326 million were outstanding as of June 30, 2006, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. Our payment of dividends may also result in a conversion rate adjustment under Maxtor’s 2.375% Convertible Senior Notes due 2012.

On January 26, 2007, we completed our acquisition of Evault, Inc., a privately held leading provider of online backup services in an all cash transaction valued at approximately $185 million.

On August 8, 2006, we announced that our board of directors had approved a share repurchase program for the repurchase of up to $2.5 billion of our common shares over the next two years. During the six months ended December 29, 2006, in both open market purchases and prepaid forward agreements with financial institutions, we paid approximately $1.1 billion (including prepayments for shares delivered after December 29, 2006) to repurchase a total of approximately 29.7 million common shares, all of which were cancelled and are no longer outstanding (see Note 9 of the Notes to Condensed Consolidated Financial Statements in this report). We expect to fund additional repurchases under the share repurchase program through a combination of cash on hand, future cash flow from operations and other sources of financing such as additional debt. Share repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and actual number of shares repurchased will depend on a variety of factors including the share price, corporate and regulatory requirements, other market and economic conditions and sources of liquidity. The share repurchase program may be suspended or discontinued at any time.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of December 29, 2006 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	Remaining 2007	2008- 2009	2010- 2011	Thereafter
Contractual Cash Obligations:
Long term debt	$2,072	$331	$40	$476	$1,225
Capital expenditures	317	171	146	—	—
Operating leases (1)	291	21	64	60	146
Purchase obligations (2)	3,020	1,362	1,651	7	—

Subtotal	5,700	1,885	1,901	543	1,371
Commitments:
Letters of credit or bank guarantees	59	59	—	—	—

Total	$5,759	$1,944	$1,901	$543	$1,371

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of December 29, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. We use estimated repair or replacement costs and use statistical modeling to estimate product return rates in order to determine our warranty obligation. We exercise judgment in determining the underlying estimates. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor-designed products because of limited experience with those products upon which to base our warranty estimates. We continually introduce new products and have recently begun a shift to disc drive products that utilize perpendicular recording technology. In addition, we exercise judgment in determining the probability and magnitude of settlements for customer compensatory claims, if any, related to product quality issues. If the actual rate of unit failures is greater than what we used in estimating the warranty expense accrual, we would need to increase our warranty accrual and our results of operations could be materially affected. We also exercise judgment in estimating our ability to sell certain repaired disc drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

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

At December 29, 2006, our goodwill totaled approximately $2.3 billion and our identifiable intangible assets totaled $231 million. In accordance with the provisions of FASB No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by us in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

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

At December 29, 2006, we had $35 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 29, 2006. All investments mature in three years or less.

	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter	Total	Fair Value December 29, 2006
	(in millions)
Assets
Cash equivalents:
Fixed rate	$970	$—	$—	$—	$—	$—	$970	$969
Average interest rate	5.30%						5.30%

Short-term investments:
Fixed rate	$298	$137	$22	$—	$—	$—	$457	$455
Average interest rate	3.54%	4.29%	4.95%				3.83%

Variable rate	$5	$—	$—	$—	$—	$—	$5	$5
Average interest rate	5.36%						5.36%

Total investment securities	$1,273	$137	$22	$—	$—	$—	$1,432	$1,429
Average interest rate	4.89%	4.29%	4.95%				4.83%

Long-Term Debt
Fixed rate	$331	$5	$5	$141	$5	$1,225	$1,712	$1,932
Floating rate	$—	$—	$30	$330	$—	$—	$360	$361

Total long-term debt	$331	$5	$35	$471	$5	$1,225	$2,072	$2,293
Average interest rate	2.43%	5.75%	5.06%	6.33%	5.75%	6.57%	5.82%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the six months ended December 29, 2006, fiscal years 2006, 2005 and 2004.

As of December 29, 2006, our notional fair values of foreign exchange forward contracts totaled $237 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of December 29, 2006 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:

Euro	$4	1.31	$—
British Pound	$11	1.87	—
Singapore Dollar	$7	1.55	—
Thai Baht	$215	37.16	8

	$237		$8

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 29, 2006, our disclosure controls and procedures were effective. During the quarter ended December 29, 2006, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte, and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents. Maxtor filed an Answer to the First Amended Complaint and Counterclaims on April 28, 2006. Maxtor Peripherals (S) Pte and Maxtor Technology (Suzhou) Co. Ltd. filed Answers to the First Amended Complaint and Counterclaims on June 9, 2006. On October 23, 2006, the MDL court granted Papst’s motion to lift the stay. Discovery has recommenced.

A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against Maxtor for sale of Maxtor products and/or the payment of monetary damages equal to a reasonable royalty on certain Maxtor and/or Quantum products. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot determine with certainty that there will be a loss, or the amount of such loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results.

Siemens, AG. On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “‘838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. No trial date has been set. We intend to vigorously defend the case.

StorMedia Texas LLC v. Comp USA, et al. On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891, a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We are reviewing the patent and the complaint.

Environmental Matters

Our operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of our former sites, principally in connection with historical operations. In addition, we have been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. We are indemnified by a third party for a portion of the costs we may incur in the clean-up of contamination at most sites. In the opinion of management, including internal counsel, the probability is remote that the losses to us arising from these environmental matters would be material to our financial position, cash flows or results of operations.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. As a result, the pricing environment in the December 2006 quarter continued to be very competitive, especially in the mobile compute market, and we expect it to remain competitive for the remainder of fiscal year 2007 as our competitors continue these efforts.

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

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in the notebook and small form factor markets. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as the slowing rate of growth in a real density has resulted in longer product cycles and more time for our competitors to enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. We expect market shares to be even more variable in the near term as customers adjust their purchasing practices in those markets previously served by Maxtor. Any significant decline in our market share would adversely affect our results of operations.

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

In the past, our quarterly revenue and operating results have fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	delays or problems in the introduction of our new products, particularly new disc drives with lower cost structures and our new 1.8-inch disc drive, due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers, particularly, in light of our recent termination of our distributor relationship with eSys, which was the largest distributor of our products for fiscal year 2006 and for the first quarter of fiscal year 2007;

•	competitive pressures resulting in lower selling prices, including, in the near term, following the our acquisition of Maxtor, aggressive pricing by our competitors specially targeted to encourage shifting of customer demand;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors, particularly in the near term as such demand may be impacted by delays in new operating system software and new gaming platform hardware systems;

•	increased costs or adverse changes in availability of supplies, particularly with respect to precious metals used in producing media for products using perpendicular recording technology;

•	the impact of corporate restructuring activities that we may engage in, particularly, in the near term, the impact of expenses and charges resulting from our acquisition of Maxtor;

•	changes in purchases from period to period by our primary customers, particularly, in the near term, as our customers reposition their demand following our acquisition of Maxtor and as, over the longer term, our competitors are able to introduce and produce in volume comparable product technology or alternative storage technology solutions, such as flash memory;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times such as the present time when the industry is served by multiple suppliers, results in supply/demand imbalances;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

We are continually developing new products with the goal that we will be able to introduce technologically advanced and lower cost disc drives into the marketplace ahead of our competitors. We are particularly depending on the successful introduction, qualification and volume sales of new lower cost products and our new 1.8-inch disc drive for our results in the next few quarters.

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

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Many of these applications have typically used disc drives with a 3.5-inch form factor, which we currently manufacture. Some of these applications, such as consumer electronics applications like digital music players and digital cameras, represent fast growing markets for disc drives. We initiated volume shipments of our first small form factor disc drive, the Momentus notebook disc drive, to a number of OEMs in the second quarter of fiscal year 2004. In June 2004, we announced our first 1-inch form factor disc drive, additional capacity models of our Momentus notebook disc drive and a 2.5-inch form factor disc drive for enterprise storage applications. Since then, we have introduced multiple higher-capacity versions of our 1-inch and 2.5-inch disc drives for mobile computing, consumer electronics and enterprise storage applications and we began offering a 1.8-inch form factor disc drive in December 2006.

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

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	the impact of variable demand and the aggressive pricing environment for disc drives;

•	dependence on the company’s ability to successfully qualify, manufacture and sell in increasing volumes on a cost-effective basis and with acceptable quality its disc drive products, particularly the new disc drive products with lower cost structures and which address the 1.8-inch form factor;

•	the impact of competitive product announcements and possible excess industry supply with respect to particular disc drive products, particularly now that there are no material limitations on disc drive component supply for our competitors;

•	the impact of the acquisition of Maxtor on our financial results, including, without limitation, due to charges associated with restructuring, purchase accounting and other related transaction costs; and

•	the possibility that the combination of Seagate and Maxtor will not provide the anticipated benefits to the combined company on the projected timeline, if at all

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales, particularly in light of our recent termination of our distributor relationship with eSys;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time reducing operating expenses. In the past, these activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. While our efforts to achieve the integration of Maxtor’s business into our operations is substantially complete, no assurances can be given that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

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

In addition, in November 2006, we terminated our distributor relationship with eSys, the largest distributor of our products for the fiscal year ended June 30, 2006 and for the September 2006 quarter. We may not be able to fully replace the revenue we have derived through eSys from other sources, particularly in the short term.

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

We expect the substantially completed integration of Seagate and Maxtor will result in additional cash expenditures and accounting charges, increased capital expenditures, revenue attrition and potential operating inefficiencies that may continue to have an adverse effect on our operating results and financial condition during the March 2007 quarter and our fiscal year 2007 results.

We expect the substantially completed integration of Seagate and Maxtor will cause us to incur additional cash expenditures and non-cash accounting charges. We estimate the cash expenditures to be approximately $500 million and include restructuring and integration activities and retention bonuses, of which $310 million had been paid through the December 2006 quarter. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets and stock-based compensation, which we currently estimate at approximately $385 million (approximately $177 million of which is expected to be incurred in fiscal year 2007). While we completed the transition of Maxtor customers to Seagate designed products during the December 2006 quarter, we expect additional revenue attrition from the Maxtor acquisition in the March 2007 fiscal quarter. In addition, the charge for stock-based compensation is estimated to be approximately $39 million for the first 12 months after the closing and an aggregate of $31 million over the following three years. However, the timing of the compensation charge may be significantly affected by the effect of employee terminations as a result of restructuring activities. A substantial portion of the cash expenditures relating to restructuring activities will be recorded as liabilities assumed from Maxtor and will increase goodwill, while the non-cash charges will reduce our earnings. In addition, we are likely to incur revenue attrition. We also anticipate approximately $580 million of incremental capital expenditures as we combine operations in the first 18 to 24 months after the closing. During the initial months after the closing of the acquisition as we were winding down the manufacture and sale of Maxtor products and ramping up the manufacture of Seagate products to meet Maxtor’s customers’ demands, we experienced operating inefficiencies that adversely impacted our gross margin and operating results. No assurances can be given that the substantial completion of the transition of Maxtor customers to Seagate designed products will result in operating efficiencies or gross margin improvement. As a result of the cash expenditures, accounting charges, capital expenditures, revenue attrition and potential operating inefficiencies described above, our operating results and financial condition may continue to be adversely affected.

The integration of Maxtor’s business into our operations may adversely affect our future results.

We believe that the integration of Maxtor will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, Maxtor’s business has been integrated into Seagate’s operations by winding down the manufacture and sale of Maxtor disc drive products and transitioning Maxtor’s customers to Seagate disc drive products. While we have substantially completed our integration efforts, no assurances can be given that we will realize the anticipated benefits. We may fail to realize the anticipated benefits of the Maxtor acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	failure to successfully manage relationships with Maxtor’s customers, distributors and suppliers and the possibility of unanticipated claims from such parties now that we have ceased the manufacture and sale of Maxtor’s disk drive products;

•	failure of Maxtor customers to accept Seagate products or to continue as customers of the combined company;

•	revenue attrition in excess of anticipated levels;

•	potential incompatibility of operating systems;

•	failure to leverage the increased scale of the company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.

The integration may result in additional and unforeseen expenses or delays. No assurances can be given that we will achieve the anticipated benefits or in the time frames expected.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including Hewlett-Packard, Dell, Sony, EMC and IBM, account for a large portion of our disc drive revenue. Our recent acquisition of Maxtor may increase our business with certain of our larger customers. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Dependence on Growth in Consumer Electronics Products—Our recent results have been materially benefited by significant growth in new consumer electronics products, which can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

Our recent results have been materially benefited by significant growth in new consumer electronics applications like digital video recorders and digital music players which are experiencing unexpected growth even in the March fiscal quarter after the typically high demand holiday season. While this growth enabled us in fiscal year 2005, and to a lesser extent in fiscal year 2006, to offset the traditional seasonal decline usually experienced in the March and June quarters, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for the compute products, which have been our traditional markets. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer’s applications, which creates a risk of exposure if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

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

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For the first six months of fiscal year 2007, fiscal years 2006, 2005 and 2004, we had product development expenses of $470 million, $805 million, $645 million and $666 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

We are currently subject to lawsuits involving intellectual property claims brought by Convolve, Inc., and the Massachusetts Institute of Technology in the U.S.; Shao Tong in Nanjing, China; and Siemens AG in the U.S. Also, Maxtor Corporation is subject to a U.S. lawsuit by Papst Licensing GmbH involving patent infringement claims. On January 23, 2007, we were served with a lawsuit brought by StorMedia Texas LLC in the U.S. District Court for the Eastern District of Texas, alleging that our current media technology infringes one StorMedia patent.

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

If certain equity investors affiliated with certain of our directors or our executive officers or other large shareholders sell a substantial number of our common shares in the future, the market price of our common shares could decline. The perception among investors that these sales may occur could produce the same effect. Any of Silver Lake Partners, Texas Pacific Group or August Capital can unilaterally require that we file registration statements covering common shares held by them, and they and other equity investors including some of our executive officers have rights to include their common shares in certain registration statements that we may file. By exercising their registration rights and selling a large number of common shares, any of these equity investors could cause the price of our common shares to decline. Furthermore, if they were to include common shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common shares.

New SAC has disposed of all of its shares in us through quarterly and monthly staged distributions to its more than 200 shareholders. In particular, New SAC made quarterly distributions of 25 million of our common shares owned by it to the New SAC shareholders beginning in the spring of 2005 and continuing for the next three quarters thereafter, for a total distribution in this manner of approximately 100 million common shares through January 2006. Absent registration, these distributed shares were illiquid and not eligible for re-sale in the public markets under Rule 144 until 12 months from the date of their distribution out of New SAC. The first of these quarterly distributed shares became eligible for resale under Rule 144 on May 16, 2006, the second of these distributions became eligible for resale on July 26, 2006, the third of these distributions became eligible for resale on October 21, 2006 and the fourth and last of these distributions became eligible for resale on January 3, 2007.

In addition to the quarterly distributions described in the previous paragraph, New SAC distributed approximately 50 million of our common shares by making monthly distributions of approximately 10 million of our common shares to New SAC shareholders from September 2005 through January 2006. These shares have been freely salable to the public by the selling shareholders named in our registration statement on Form S-3 declared effective on January 19, 2006 and are also freely salable under Rule 144. Any sales by former New SAC shareholders, their transferees or distributees, and in particular, certain equity investors affiliated with certain of our directors or our executive officers could cause the market price of our common shares to decline.

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

We paid quarterly dividends aggregating $0.18 per share on September 1, 2006 and November 17, 2006 to our common shareholders of record as of August 18, 2006 and November 3, 2006, respectively. On January 23, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before February 16, 2007 to our common shareholders of record as of February 2, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the six months ended December 29, 2006 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. From the authorization of this repurchase program and through the six months ended December 29, 2006, we repurchased approximately 29.7 million shares, all of which are considered cancelled on the day received and are no longer outstanding. We repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, whereupon we prepaid financial institutions to deliver shares at future dates. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. We only enter into such transactions when the discount that we receive is higher than the foregone return on our cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there is no requirement for the financial institution to return any portion of the prepayment to us. The parameters used to calculate the final number of shares deliverable are the total notional amount of the contract and the average VWAP of our common shares during the contract period less the agreed upon discount.

During the six months ended December 29, 2006, we repurchased 5.3 million shares through open market repurchases. In addition, we made payments totaling $950 million under prepaid forward agreements and took delivery of 24.4 million shares using prepaid forward agreements (including partial delivery under one of the prepaid agreements of 17.7 million shares). In January 2007, we received an additional 13.3 million shares under a prepaid forward agreement that was in place at December 29, 2006. Shares physically delivered to us are cancelled on the day received and are no longer outstanding.

As of December 29, 2006, we had approximately $1.4 billion remaining under the authorized $2.5 billion stock repurchase program. We did not repurchase any shares during the six months ended December 30, 2005.

Share repurchases during the six months ended December 29, 2006 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350
October 2006	—	$—	—	$2,350
November 2006	5.3	$23.41	5.3	$2,225
December 2006 (1)	17.7	$25.82	17.7	$1,768

Total	29.7	$24.63	29.7	$1,768

(1)	We took delivery of 17.7 million shares in December 2006 under one of the prepaid forward agreements, which subsequently closed in January 2007 upon delivery of an additional 13.3 million shares. The average price paid per share was calculated based on the average price paid for the total 31 million shares delivered under this prepaid forward agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Shareholders was held on October 26, 2006. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)	The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	For	Against	Abstain
Frank J. Biondi Jr.	513,837,668	16,375,224	2,180,306
William W. Bradely	518,363,765	11,830,667	2,198,766
Michael R. Cannon	517,189,478	13,072,318	2,131,402
James A. Davidson	509,337,761	20,823,183	2,232,254
Donald E. Kiernan	519,292,717	10,928,976	2,171,505
Stephen J. Luczo	511,547,579	15,659,241	5,186,378
David F. Marquardt	518,445,756	11,723,845	2,223,597
Lydia M. Marshall	516,453,595	13,767,083	2,172,520
C.S. Park	517,409,006	12,979,723	2,004,469
Gregoria Reyes	517,799,547	12,406,761	2,186,890
John W Thompson	503,630,940	13,595,789	15,166,469
William D. Watkins	518,566,854	11,738,368	2,087,976

2)	The shareholders approved an increase in common shares eligible of issuance under Seagate Technology’s 2004 Stock Compensation Plan in the amount of 36 million shares.

For	Against	Abstain
291,823,359	152,215,986	5,124,066

3)	The shareholders approved an increase in the issuable common shares available for purchase under Seagate Technology’s Employee Stock Purchase Plan in the amount of 10 million shares.

For	Against	Abstain
439,765,220	6,893,528	2,504,663

4)	The shareholders ratified the appointment of Ernst & Young LLP to serve as independent registered accounting firm of Seagate Technology for the fiscal year ending June 29, 2007.

For	Against	Abstain
528,614,151	1,901,608	1,877,439

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.10	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.3	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.4	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.5	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.6	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.7	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.8	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.8)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 4.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(d)+*	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo

10.3+	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5+	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6+	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.21+	Amended Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (file. no. 001-31560) filed with the SEC on September 11, 2006)

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.25+	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2006)

10.28	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.29	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.30	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.31	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.32	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: February 2, 2007	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE: February 2, 2007	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)