Form 10-Q
period 2007-03-30
SEAGATE TECHNOLOGY
filed 2007-05-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of April 27, 2007, 543,677,593 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 30, 2007	June 30, 2006 (a)
ASSETS
Cash and cash equivalents	$909	$910
Short-term investments	301	823
Accounts receivable, net	1,367	1,445
Inventories	832	891
Other current assets	400	264

Total Current Assets	3,809	4,333

Property, equipment and leasehold improvements, net	2,279	2,106
Goodwill	2,440	2,475
Other intangible assets	219	307
Other assets, net	517	323

Total Assets	$9,264	$9,544

LIABILITIES
Accounts payable	$1,397	$1,692
Accrued employee compensation	156	385
Accrued restructuring	25	210
Accrued expenses, other	763	648
Accrued income taxes	77	72
Current portion of long-term debt	330	330

Total Current Liabilities	2,748	3,337
Accrued restructuring	21	23
Other non-current liabilities	342	332
Long-term debt, less current portion	1,733	640

Total Liabilities	4,844	4,332

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	3,165	2,858
Deferred stock compensation	—	(1)
Accumulated other comprehensive income (loss)	4	(7)
Retained earnings	1,251	2,362

Total Shareholders’ Equity	4,420	5,212

Total Liabilities and Shareholders’ Equity	$9,264	$9,544

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet as of June 30, 2006.

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenue	$2,828	$2,289	$8,616	$6,677

Cost of revenue	2,225	1,733	7,025	4,995
Product development	214	195	683	573
Marketing and administrative	126	108	446	303
Amortization of intangibles	13	—	36	—
Restructuring, net	3	—	—	4

Total operating expenses	2,581	2,036	8,190	5,875

Income from operations	247	253	426	802

Interest income	15	19	59	48
Interest expense	(33)	(7)	(107)	(31)
Other, net	1	12	11	22

Other income (expense), net	(17)	24	(37)	39

Income before income taxes	230	277	389	841
Provision for income taxes	18	3	18	8

Net income	$212	$274	$371	$833

Net income per share:
Basic	$0.39	$0.56	$0.66	$1.72
Diluted	0.37	0.53	0.62	1.63
Number of shares used in per share calculations:
Basic	546	489	564	483
Diluted	577	521	595	511

Dividends declared per share	$0.10	$0.08	$0.28	$0.24

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 30, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income	$371	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	436
Stock-based compensation	101	57
Allowance for doubtful accounts receivable	42	—
Redemption charges on 8% Senior Notes due 2009	19	—
In-process research and development	4	—
Excess tax benefits from exercise of stock options	—	(14)
Other non-cash operating activities, net	16	(13)
Changes in operating assets and liabilities:
Accounts receivable	48	(58)
Inventories	68	(118)
Accounts payable	(295)	74
Accrued expenses, employee compensation and warranty	(431)	145
Accrued income taxes	15	16
Other assets and liabilities	(38)	(63)

Net cash provided by operating activities	570	1,295

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(688)	(606)
Proceeds from sales of fixed assets	29	—
Purchases of short-term investments	(322)	(2,627)
Maturities and sales of short-term investments	851	2,724
Acquisitions, net of cash and cash equivalents acquired	(178)	(28)
Other investing activities, net	(44)	(134)

Net cash used in investing activities	(352)	(671)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,477	—
Repayment of long-term debt	(5)	(340)
Redemption of 8% Senior Notes due 2009	(400)	—
Redemption premium on 8% Senior Notes due 2009	(16)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	207	106
Dividends to shareholders	(158)	(115)
Excess tax benefits from exercise of stock options	—	14
Repurchases of common shares and payments made under prepaid forward agreements	(1,324)	—

Net cash used in financing activities	(219)	(335)

Increase (decrease) in cash and cash equivalents	(1)	289
Cash and cash equivalents at the beginning of the period	910	746

Cash and cash equivalents at the end of the period	$909	$1035

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35	$22
Cash paid for income taxes, net of refunds	24	14

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended March 30, 2007

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2006	576	$—	$2,858	$(1)	$(7)	$2,362	$5,212
Comprehensive income, net of tax:
Unrealized gain on marketable securities					7		7
Unrealized gain on cash flow hedges, net					4		4
Net income						371	371

Comprehensive income							382
Issuance of common shares related to exercise of employee stock options	16		146				146
Issuance of common shares related to employee stock purchase plan	3		61				61
Repurchases of common shares	(14)					(374)	(374)
Payments made under prepaid forward agreements (see Note 9)						(950)	(950)
Shares received under prepaid forward agreements (see Note 9)	(38)						—
Dividends to shareholders						(158)	(158)
Stock-based compensation			100	1			101

Balance at March 30, 2007	543	$—	$3,165	$—	$4	$1,251	$4,420

See notes to condensed consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations—Seagate, or the Company, designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, gaming devices and other consumer electronic devices that require storage. The Company sells its disc drives primarily to major original equipment manufacturers, or OEMs, distributors and retailers.

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

The results of operations for the three and nine months ended March 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2007.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended March 30, 2007 and March 31, 2006 were 13 weeks. Fiscal year 2007 will be comprised of 52 weeks and will end on June 29, 2007.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates—The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. Below, these policies are discussed further, as well as the estimates and judgments involved. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and acquisition related restructuring. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

The Company establishes certain distributor and original equipment manufacture, or OEM sales programs aimed at increasing customer demand. These programs are typically related to a distributor’s level of sales, order size, advertising or point of sale activity or an OEM’s level of sale activity or agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. These contra-revenue estimates are based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders and sell-through levels, program participation, customer claim submittals and sales returns. During periods in which the Company’s distributors’ inventories of its products are at higher than historical levels, the Company’s contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, the Company’s distributors’ inventories are within the historical range. Significant actual variations in any of the factors upon which the Company bases its contra-revenue estimates could have a material effect on the Company’s operating results. In addition, the Company’s failure to accurately predict the level of future sales returns by its distribution customers could have a material impact on the Company’s financial condition and results of operations.

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company’s warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The Company’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor designed products because of limited experience with those products upon which to base its warranty estimates. The Company continually introduces new products and has recently begun a shift to disc drive products that utilize perpendicular recording technology. The actual results with regard to warranty expenditures could have a material adverse effect on the Company’s results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which the Company has used in estimating the warranty expense accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disc drives. To the extent such sales fall below the Company’s forecast, warranty cost will be adversely impacted.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. With the Company’s acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

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

The Company is required to periodically evaluate the carrying values of its intangible assets for impairment. If any of the Company’s intangible assets are determined to be impaired, the Company may have to write down the impaired asset and its earnings would be adversely impacted in the period that occurs.

At March 30, 2007, the Company’s goodwill totaled approximately $2.440 billion and its identifiable other intangible assets totaled $219 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, an analysis of the Company’s market capitalization and the estimation of the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. The Company’s estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended March 30, 2007 and March 31, 2006:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(In millions, except per share data)
Numerator
Net Income	$212	$274	$371	$883

Denominator
Weighted-average common shares outstanding	548	489	566	483
Weighted-average nonvested shares	(2)	—	(2)	—

Denominator for basic calculation	546	489	564	483
Weighted-average effect of dilutive securities:
Weighted-average nonvested shares	1	—	1	—
Employee stock options	24	32	25	28
2.375% convertible senior notes due August 2012	6	—	5	—

Total shares for purpose of calculating diluted net income per share	577	521	595	511

Net income per share:
Basic	$0.39	$0.56	$0.66	$1.72

Diluted	$0.37	$0.53	$0.62	$1.63

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(In millions)
Stock options	19.3	4.4	18.8	12.8
Nonvested shares	—	—	0.3	—
6.8% convertible senior notes due April 2010	4.1	—	4.1	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

	March 30, 2007	June 30, 2006
	(in millions)
Accounts Receivable:

Accounts receivable	$1,422	$1,482
Allowance for doubtful accounts	(55)	(37)

	$1,367	$1,445

Inventories:

Raw materials and components	$258	$209
Work-in-process	87	126
Finished goods	487	556

	$832	$891

Property, equipment and leasehold improvements, net:

Property, equipment and leasehold improvements	$4,949	$4,286
Accumulated depreciation and amortization	(2,670)	(2,180)

	$2,279	$2,106

Accrued Warranty:

Short-term accrued warranty included in Accrued expenses, other on the balance sheet	$235	$249
Long-term accrued warranty included in Other non-current liabilities on the balance sheet	202	196

	$437	$445

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

The Company recorded an additional $40 million of allowance for doubtful accounts in the three months ended September 29, 2006 due to the inherent uncertainties following the termination of the distribution relationships, eSys’ continuing delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with the Company. The Company is pursuing collection of all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While the Company terminated its distributor relationships with eSys, the Company has and will continue to aggressively pursue its contractual audit rights as well as any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred. Specifically, the Company has commenced legal proceedings against eSys and its Chief Executive Officer under a distribution agreement and a personal guarantee to recover all amounts owed to the Company for purchased products.

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

$300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009. The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.84% per year, payable quarterly on January 1, April 1, July 1 and October 1 of each year. The 2009 Notes will mature on October 1, 2009. The Company may not redeem the 2009 Notes prior to maturity.

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

$400 Million Aggregate Principal Amount of 8% Senior Notes due May 2009. In October 2006, the Company redeemed its 8% Senior Notes due May 2009 (the “8% Notes”) at a redemption price of $1,040 per $1,000 principal amount of Notes for a total amount paid of $416 million. The redemption premium of $16 million as well as approximately $3 million of unamortized issuance costs were recorded as interest expense in the Company’s Condensed Consolidated Statement of Operations for the nine months ended March 30, 2007.

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

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 30, 2007, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of March 30, 2007, leaving $453 million for additional borrowings. The credit agreement governing the revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters.

As a result of its acquisition of Maxtor in May 2006, the Company assumed $135 million aggregate principal amount of 6.8% Convertible Senior Notes due April 2010, $326 million aggregate principal amount of 2.375% Convertible Senior Notes due August 2012, $55 million aggregate principal amount of 5.75% Subordinated Debentures due March 2012 and $60 million aggregate principal amount of LIBOR based China Manufacturing Facility Loans. Following the payment by the Company of a dividend of $0.10 per common share on February 16, 2007 to holders of record of the Company’s common shares as of February 2, 2007, the conversion rate of the 2.375% Convertible Senior Notes due August 2012 has been adjusted from 56.6503 to 57.3380 as of February 16, 2007.

Upon the closing of the merger with Maxtor, the Company and Maxtor entered into a supplemental indenture whereby the Company agreed to guarantee the 2.375% Notes and the 6.8% Notes on a full and unconditional basis (see Note 12).

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

The Company’s provision for income taxes recorded for the three and nine months ended March 30, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the period relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. The Company’s provision for income taxes recorded for the three and nine months ended March 31, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance recorded for U.S. and certain foreign deferred tax assets, and (iii) a tax benefit related to a reduction in previously accrued U.S. federal income taxes resulting from the final preparation of the Company’s U.S. fiscal 2005 income tax returns.

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

As of March 30, 2007, the Company has recorded net deferred tax assets of $251 million. The realization of $136 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first nine months of fiscal year 2009. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes (continued)

During the nine months ended March 30, 2007, the Company recorded a $180 million reduction to goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets for tax net operating loss carryovers. The valuation allowance was reduced primarily to reflect expected realization of acquired Maxtor net operating loss carry forwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the inter company sale of certain intellectual property rights to a foreign subsidiary. Approximately $120 million of tax expense associated with the gain on the inter company sale of intangibles has been capitalized in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and is being amortized to income tax expense over a sixty-month period which approximates the expected useful life of the intangibles sold in the inter company transaction.

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

4. Restructuring Costs

Ongoing Restructuring Activities

During the nine months ended March 30, 2007, the Company reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring and recorded restructuring accruals of approximately $4 million in connection with its ongoing restructuring activities, $3 million which was incurred during the three months ended March 30, 2007.

Liabilities Recognized in Connection with Business Combinations

In connection with the Maxtor acquisition, the Company accrued certain exit costs (see Note 5).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions

Maxtor Corporation

On December 20, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation, a Delaware corporation, and MD Merger Corporation, a Delaware corporation and direct wholly-owned subsidiary of Seagate, by which Seagate agreed to acquire Maxtor (the “Merger”), and whereby Maxtor would become a wholly owned subsidiary of Seagate. On May 19, 2006, the Company completed the acquisition of Maxtor in a stock-for-stock transaction. The acquisition was structured to qualify as a tax-free reorganization and the Company has accounted for the acquisition in accordance with SFAS No. 141. The combination of the two companies’ brands and the related product lines represent the most differentiated storage offering to customers and enhance the Company’s scale and capacity to better drive technology advances and accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing base of customers.

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

Purchase Price Allocation

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis and valuation of acquired assets, including fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.

The Company has identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their preliminary estimated fair values as at May 19, 2006, the date of acquisition, and allocated the initial residual value of approximately $2.5 billion to goodwill. During the nine months ended March 30, 2007, the Company recorded $156 million of net adjustments that decreased goodwill, including a $180 million reduction to goodwill relating to the reversal of a corresponding amount of the valuation allowance previously recorded as of the acquisition date against certain deferred tax assets comprised of former Maxtor operating losses (see Note 3 and Note 6), a decrease of $41 million to goodwill related to adjustments of the fair value of acquired property, plant and equipment partially offset by increases to goodwill related to certain pre-acquisition contingencies of $52 million, as well as increases to goodwill related to fair value changes of certain assets acquired and liabilities assumed.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Recognition of Liabilities in Connection with Maxtor Acquisition

Under Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company has accrued certain exit costs aggregating $247 million, of which $108 million relates to employee severance, $45 million relates to the planned exit of leased or owned excess facilities and $94 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability relates to the employment termination of approximately 4,900 Maxtor employees, primarily in the U.S. and Far East, substantially all of whom had been terminated as of March 30, 2007. In the nine months ended March 30, 2007, the Company paid $186 million of the accrued exit costs. The Company expects payments for severance and related benefits and for contractual settlements to be substantially completed by the end of fiscal year 2007, while the costs associated with the exit of certain facilities will continue to the end of fiscal year 2016.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(in millions)
Accrued exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrued exit costs, June 30, 2006	109	43	81	233
Purchase accounting adjustments	(9)	2	3	(4)
Cash payments	(93)	(14)	(79)	(186)

Accrued exit costs, March 30, 2007	$7	$31	$5	$43

Accrued exit costs are included in short-term and long-term Accrued Restructuring on the Condensed Consolidated Balance Sheet.

Stock-Based Compensation

The fair value of stock-based compensation related to the unearned stock options and nonvested shares assumed from Maxtor was approximately $69 million, net of forfeitures, of which approximately $40 million has been amortized through March 30, 2007. The remaining $29 million will be amortized on a straight-line basis over the remaining estimated service (vesting) periods of the underlying stock options or nonvested shares.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company with the results of Maxtor prior to the Merger, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. Pro forma financial information for our other acquisitions have not been presented as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for the period presented includes the business combination accounting effect on conforming Maxtor’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options assumed and nonvested shares exchanged and related tax effects of these adjustments, where applicable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented, nor does it intend to be a projection of future results.

The unaudited pro forma financial information for the three and nine months ended March 31, 2006 combines the Company’s historical results for the three and nine months ended March 31, 2006 and, due to differences in our reporting periods, the historical results of Maxtor for the three and nine months ended April 1, 2006.

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
	(Unaudited)
	(In millions, except for per share data)
Revenue	$3,166	$9,397
Net income	$147	$681
Basic net income per share	$0.25	$1.18
Diluted net income per share	$0.24	$1.13

EVault, Inc.

During the three months ended March 30, 2007, the Company completed its acquisition of EVault, Inc. (“EVault”) in an all cash transaction valued at approximately $186 million, which includes approximately $2 million in estimated acquisition-related expenses. EVault provides online backup, archival, data protection and recovery solutions for small-medium businesses and remote enterprise computing.

The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$20
Identifiable intangible assets	41
In-process research and development	4
Goodwill	121

Total purchase price	$186

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions (continued)

Tangible net assets were valued at their respective carrying amounts as we believe that these amounts approximated their current fair values at the acquisition dates. The fair value of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of EVault’s in-process research and development projects as at the acquisition date, all of which was written off in the three months ended March 30, 2007. Goodwill of approximately $121 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

The recorded values and estimated useful lives of the intangibles acquired from EVault were:

	Estimated Fair Value	Estimated Remaining Useful Life (in years)
	($ in millions)
Existing technology	$26	4 – 5
Customer relationships	12	4 – 6
Trade names	3	3 – 4

Total acquired identifiable intangible assets	$41

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at March 30, 2007, the composition of the amounts recorded to goodwill is as follows (in millions):

Balance as of June 30, 2006	$2,475
Adjustment to goodwill acquired through Maxtor acquisition (see Note 5)	(156)
Goodwill acquired through EVault acquisition (see Note 5)	121

Balance as of March 30, 2007	$2,440

In accordance with the guidance in SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during the nine months ended March 30, 2007 or the nine months ended March 31, 2006.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Accumulated amortization of intangibles was $162 million and $33 million at March 30, 2007 and June 30, 2006, respectively. The carrying value of intangible assets at March 30, 2007 is set forth in the table below.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	$176	$(111)	$65
Customer relationships	152	(36)	116
Trade names	36	(7)	29
Patents and licenses	17	(8)	9

Total acquired identifiable intangible assets	$381	$(162)	$219

In the nine months ended March 30, 2007 and March 31, 2006, amortization expense for other intangible assets was $129 million and $4 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 30, 2007, the Company recorded a write-off of in-process research and development related to the acquisition of EVault in the amount of $4 million, which is included in Operating expenses in the Condensed Consolidated Statements of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase up to 100 million common shares of the Company under vesting terms to be determined at the date of grant. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. Except for certain options granted below deemed fair value shortly prior to the Company’s initial public offering in fiscal year 2003, all other options granted under the 2001 Plan were granted at fair market value. Options granted up through September 5, 2004 expire ten years from the date of grant and options granted subsequent to September 5, 2004 expire seven years from the date of grant. As of March 30, 2007, there were approximately 0.4 million common shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. On October 26, 2006, the Company’s shareholders approved an amendment to the 2004 Plan to increase the number of common shares available for issuance by 36 million. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards up to 63.5 million shares, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. Options granted to exempt employees generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees vest on the first anniversary of the vesting commencement date. As of March 30, 2007, there were approximately 38.5 million common shares available for issuance under the 2004 Plan.

Assumed Maxtor Stock Options—In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each stock option assumed was converted into a stock option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor stock options into stock options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of March 30, 2007, approximately 2.6 million of the assumed stock options and approximately 1.0 million of the exchanged nonvested shares remained outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Maxtor Corporation 1996 Stock Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Stock options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor Corporation 2005 Performance Incentive Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding stock options and nonvested stock under Maxtor’s 2005 Performance Incentive Plan (the “2005 Plan”). Stock options granted under the 2005 Plan generally vest over a four-year period with 25% vesting at the first anniversary of the vest date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary of the vest date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor (Quantum HDD) Merger Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. Options granted under this plan are completely vested and exercisable.

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. At that time, a total of 20 million common shares had been authorized for issuance under the ESPP. On October 26, 2006, the Company’s shareholders approved an amendment to the ESPP to increase the number of common shares available for issuance by 10 million bringing the total amount of common shares authorized to be issued under the ESPP to 30 million. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP consists of a six-month offering period with a maximum issuance of 2.5 million shares per offering period. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On July 31, 2006, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase price of $16.45. On January 31, 2007, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase price of $19.09. As of March 30, 2007, there were approximately 12.5 million common shares available for issuance under the ESPP.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

Determining Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The fair value of the Company’s stock options granted to employees for the three and nine months ended March 30, 2007 and March 31, 2006 was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Option Plan Shares
Expected term (in years)	4.0	3.7	4.0	3.5 – 3.7
Volatility	38%	41%	38 – 39%	41 – 43%
Expected dividend	1.5 – 1.6%	1.2 – 1.5%	1.4 – 1.9%	1.2 – 2.3%
Risk-free interest rate	4.5%	4.5%	4.4 – 4.7%	4.1 – 4.5%
Estimated annual forfeitures	4.5%	4.9%	4.5%	4.6 – 4.9%
Weighted-average grant date fair value	$8.43	$8.25	$7.44	$5.06

ESPP Plan Shares
Expected term (in years)	0.5	0.5 – 1.0	0.5	0.5 – 1.0
Volatility	33%	37%	33 – 34%	37 – 41%
Expected dividend	1.5%	1.2%	1.4 – 1.5%	1.2 – 1.7%
Risk-free interest rate	5.2%	4.5%	5.0 – 5.2%	3.6 – 4.5%
Weighted-average grant date fair value	$6.29	$6.36	$5.80	$5.21

Stock Compensation Expense

The Company recorded approximately $32 million and $101 million of stock-based compensation during the three and nine months ended March 30, 2007, respectively. Of the $101 million recorded in the nine months ended March 30, 2007, approximately $24 million related to assumed stock options and nonvested shares exchanged in the Maxtor acquisition (see Note 5). The Company recorded approximately $20 million and $57 million of stock-based compensation during the three and nine months ended March 31, 2006, respectively. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Guarantees

Indemnifications to Officers and Directors

We have entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of this report, with the members of our board of directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of our board of directors.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company warrants its internal desktop and notebook disc drives shipped through the distribution and retail channels for a period of three to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended March 30, 2007 and March 31, 2006 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in millions)
Balance, beginning of period	$457	$250	$445	$243
Warranties issued	50	36	164	103
Repairs and replacements	(91)	(36)	(235)	(99)
Changes in liability for pre-existing warranties, including expirations and customer compensatory claims	21	8	63	11

Balance, end of period	$437	$258	$437	$258

The Company offers extended warranties on certain of its products. Revenue on extended warranties is recognized ratably over the extended warranty period.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Issuance of Common Shares

During the nine months ended March 30, 2007, the Company issued approximately 16.0 million of its common shares from the exercise of stock options and approximately 3.4 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

On August 8, 2006, the Company announced that its board of directors had authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding common shares over a two-year period. From the authorization of this repurchase program and through the nine months ended March 30, 2007, the Company repurchased approximately 52.2 million shares, all of which were cancelled on the day received and are no longer outstanding. The Company repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, whereupon the Company prepaid financial institutions to deliver shares at future dates. The Company entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. The Company’s policy to date has been to enter into such transactions only when the discount that it receives is higher than the foregone return on its cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institution to return any portion of the prepayment to the Company. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The prepayments were recorded as a reduction to shareholder’s equity when paid and the shares were deducted from shares outstanding when delivered. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events. The parameters used to calculate the final number of shares deliverable were: the total notional amount of the contract and the average VWAP of the Company’s stock during the contract period less the agreed upon discount.

During the nine months ended March 30, 2007, the Company repurchased 14.5 million shares through open market repurchases. In addition, the Company made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to the Company were cancelled on the day received and were no longer outstanding. At March 30, 2007, there were no outstanding prepaid forward agreements to repurchase the Company’s common shares.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity (continued)

As of March 30, 2007, the Company had approximately $1.2 billion remaining under the authorized $2.5 billion stock repurchase program. The Company did not repurchase any shares during the nine months ended March 31, 2006. Share repurchases during the nine months ended March 30, 2007 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350
October 2006	—	$—	—	$2,350
November 2006	5.3	$23.41	5.3	$2,225
December 2006 (1)	17.7	$25.82	17.7	$1,768
January 2007 (1)	13.3	$25.82	13.3	$1,425
February 2007	6.5	$26.66	6.5	$1,251
March 2007	2.7	$27.45	2.7	$1,176

Total	52.2	$25.34	52.2	$1,176

(1)	The Company took delivery of 17.7 million shares in December 2006 under one of the prepaid forward agreements, which subsequently closed in January 2007 upon delivery of an additional 13.3 million shares. The average price paid per share was calculated based on the average price paid for the total 31 million shares delivered under this prepaid forward agreement.

10. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information

The Company has guaranteed HDD’s obligations under the 2009 Notes, the 2011 Notes and the 2016 Notes (the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Notes were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at March 30, 2007 and June 30, 2006, the condensed consolidating statements of operations for the three and nine months ended March 30, 2007 and March 31, 2006, and the condensed consolidating statements of cash flows for the nine months ended March 30, 2007 and March 31, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$83	$818	$—	$909
Short-term investments	—	—	301	—	301
Accounts receivable, net	—	—	1,367	—	1,367
Intercompany receivable	32	—	—	(32)	—
Inventories	—	—	832	—	832
Other current assets	—	—	400	—	400

Total Current Assets	40	83	3,718	(32)	3,809

Property, equipment and leasehold improvements, net	—	—	2,279	—	2,279
Goodwill	—	—	2,440	—	2,440
Other intangible assets	—	—	219	—	219
Other assets, net	—	18	499	—	517
Equity investment in HDD	5,840	—	—	(5,840)	—
Equity investments in Non-Guarantors	—	5,832	—	(5,832)	—
Intercompany note receivable	—	1,450	560	(2,010)	—

Total Assets	$5,880	$7,383	$9,715	$(13,714)	$9,264

Accounts payable	$—	$—	$1,397	$—	$1,397
Intercompany payable	—	—	32	(32)	—
Accrued employee compensation	—	—	156	—	156
Accrued expenses	2	47	739	—	788
Accrued income taxes	—	—	77	—	77
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	2	47	2,731	(32)	2,748

Other liabilities	8	—	355	—	363
Intercompany note payable	1,450	—	560	(2,010)	—
Long-term debt, less current portion	—	1,496	237	—	1,733

Total Liabilities	1,460	1,543	3,883	(2,042)	4,844

Shareholders’ Equity	4,420	5,840	5,832	(11,672)	4,420

Total Liabilities and Shareholders’ Equity	$5,880	$7,383	$9,715	$(13,714)	$9,264

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,882	$(54)	$2,828

Cost of revenue	—	—	2,279	(54)	2,225
Product development	—	—	214	—	214
Marketing and administrative	—	—	126	—	126
Amortization of intangibles	—	—	13	—	13
Restructuring, net	—	—	3	—	3

Total operating expenses	—	—	2,635	(54)	2,581

(Loss) income from operations	—	—	247	—	247

Interest income	—	2	13	—	15
Interest expense	—	(25)	(8)	—	(33)
Equity in income of HDD	212	—	—	(212)	—
Equity in income (loss) of Non-Guarantors	—	235	—	(235)	—
Other, net	—	—	1	—	1

Other income (expense), net	212	212	6	(447)	(17)

Income before income taxes	212	212	253	(447)	230
Provision for (benefit from) income taxes	—	—	18	—	18

Net income	$212	$212	$235	$(447)	$212

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,534	$(918)	$8,616

Cost of revenue	—	—	7,943	(918)	7,025
Product development	—	—	683	—	683
Marketing and administrative	2	—	444	—	446
Amortization of intangibles	—	—	36	—	36
Restructuring, net	—	—	—	—	—

Total operating expenses	2	—	9,106	(918)	8,190

(Loss) income from operations	(2)	—	428	—	426

Interest income	1	20	53	(15)	59
Interest expense	(2)	(97)	(23)	15	(107)
Equity in income of HDD	374	—	—	(374)	—
Equity in income (loss) of Non-Guarantors	—	451	—	(451)	—
Other, net	—	—	11	—	11

Other income (expense), net	373	374	41	(825)	(37)

Income before income taxes	371	374	469	(825)	389
Provision for (benefit from) income taxes	—	—	18	—	18

Net income	$371	$374	$451	$(825)	$371

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$371	$374	$451	$(825)	$371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	650	—	650
Stock-based compensation	—	—	101	—	101
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption charges on 8% Senior Notes due 2009	—	19	—	—	19
In-process research and development	—	—	4	—	4
Equity in (income) of HDD	(374)	—	—	374	—
Equity in (income) of Non-Guarantors	—	(451)	—	451	—
Other non-cash operating activities, net	—	1	15	—	16
Changes in operating assets and liabilities, net	(24)	39	(648)	—	(633)

Net cash (used in) provided by operating activities	(27)	(18)	615	—	570

Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(688)	—	(688)
Proceeds from sales of fixed assets	—	—	29	—	29
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	766	—	851
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	—	(44)	—	(44)

Net cash used in investing activities	—	—	(352)	—	(352)

Financing Activities
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Repayment of long-term debt	—	—	(5)	—	(5)
Redemption of 8% Senior Notes due 2009	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	(16)	—	—	(16)
Loan from HDD to Parent	1,310	(1,310)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	329	(329)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	859	(859)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	207	—	—	—	207
Dividends to shareholders	(158)	—	—	—	(158)
Repurchases of common shares and payments made under prepaid forward agreements	(1,324)	—	—	—	(1,324)

Net cash provided by (used in) financing activities	35	100	(354)	—	(219)

Increase (decrease) in cash and cash equivalents	8	82	(91)	—	(1)

Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$8	$83	$818	$—	$909

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,289	$—	$2,289

Cost of revenue	—	—	1,733	—	1,733
Product development	—	—	195	—	195
Marketing and administrative	—	—	108	—	108
Restructuring	—	—		—

Total operating expenses	—	—	2,036	—	2,036

Income from operations	—	—	253	—	253

Interest income	—	—	21	(2)	19
Interest expense	—	(9)	—	2	(7)
Equity in income of HDD	274	—	—	(274)	—
Equity in income of Non-Guarantors	—	283	—	(283)	—
Other, net	—	—	12	—	12

Other income (expense), net	274	274	33	(557)	24

Income before income taxes	274	274	286	(557)	277
Provision for (benefit from) income taxes	—	—	3	—	3

Net income	$274	$274	$283	$(557)	$274

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,677	$—	$6,677

Cost of revenue	—	—	4,995	—	4,995
Product development	—	—	573	—	573
Marketing and administrative	—	—	303	—	303
Restructuring	—	—	4	—	4

Total operating expenses	—	—	5,875	—	5,875

Income from operations	—	—	802	—	802

Interest income	—	3	52	(7)	48
Interest expense	—	(32)	(6)	7	(31)
Equity in income of HDD	833	—	—	(833)	—
Equity in income of Non-Guarantors	—	862	—	(862)	—
Other, net	—	—	22	—	22

Other income (expense), net	833	833	68	(1,695)	39

Income before income taxes	833	833	870	(1,695)	841
Provision for (benefit from) income taxes	—	—	8	—	8

Net income	$833	$833	$862	$(1,695)	$833

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income	$833	$833	$862	$(1,695)	$833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	436	—	436
Stock-based compensation	—	—	57	—	57
Excess tax benefit from exercise of stock options	—	—	(14)	—	(14)
Equity in (income) of HDD	(833)	—	—	833	—
Equity in (income) of Non-Guarantors	—	(862)	—	862	—
Other non-cash operating activities, net	—	2	(15)	—	(13)
Changes in operating assets and liabilities, net	3	5	(12)	—	(4)

Net cash provided by (used in) operating activities	3	(22)	1,314	—	1,295

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	—	(606)	—	(606)
Purchase of short-term investments	—	—	(2,627)	—	(2,627)
Maturities and sales of short-term investments	—	—	2,724	—	2,724
Acquisitions, net of cash and cash equivalents acquired	—	—	(28)	—	(28)
Other investing activities, net	(7)	1	(128)	—	(134)

Net cash provided by (used in) investing activities	(7)	1	(665)	—	(671)

Financing Activities
Repayment of long-term debt	—	(243)	(97)	—	(340)
Loan to Non-Guarantor from HDD	—	(2)	2	—	—
Loan repayment to HDD from Non-Guarantor	—	226	(226)	—	—
Loan to HDD from Non-Guarantor	—	109	(109)	—	—
Dividend paid to Parent from HDD	42	(42)	—	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	106	—	—	—	106
Dividend paid to shareholders	(115)	—	—	—	(115)
Excess tax benefit from exercise of stock options	—	—	14	—	14

Net cash provided by (used in) financing activities	33	48	(416)	—	(335)

Increase (decrease) in cash and cash equivalents	29	27	233	—	289

Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the period	$38	$27	$970	$—	$1,035

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which the notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 5). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at March 30, 2007 and June 30, 2006, the condensed consolidating statements of operations for the three and nine months ended March 30, 2007, and the condensed consolidating statement of cash flows for the nine months ended March 30, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD, a non-guarantor, and therefore, the balance sheet of the Combined Non-Guarantors as of March 30, 2007 reflects the investment in Maxtor on an equity method basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$3	$898	$—	$909
Short-term investments	—	—	301	—	301
Accounts receivable, net	—	(39)	1,406	—	1,367
Intercompany receivable	32	8	—	(40)	—
Inventories	—	2	830	—	832
Other current assets	—	69	331	—	400

Total Current Assets	40	43	3,766	(40)	3,809

Property, equipment and leasehold improvements, net	—	50	2,229	—	2,279
Goodwill	—	805	1,635	—	2,440
Other intangible assets	—	34	185	—	219
Other assets, net	—	178	339	—	517
Equity investment in Maxtor	—	—	1,711	(1,711)	—
Equity investments in Non-Guarantors	5,840	1,838	4,121	(11,799)	—
Intercompany note receivable	—	—	2,010	(2,010)	—

Total Assets	$5,880	$2,948	$15,996	$(15,560)	$9,264

Accounts payable	$—	$—	$1,397	$—	$1,397
Intercompany payable	—	—	40	(40)	—
Accrued employee compensation	—	1	155	—	156
Accrued expenses	2	64	722	—	788
Accrued income taxes	—	14	63	—	77
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	2	409	2,377	(40)	2,748

Other liabilities	8	92	263	—	363
Intercompany note payable	1,450	560	—	(2,010)	—
Long-term debt, less current portion	—	176	1,557	—	1,733

Total Liabilities	1,460	1,237	4,197	(2,050)	4,844

Shareholders’ Equity	4,420	1,711	11,799	(13,510)	4,420

Total Liabilities and Shareholders’ Equity	$5,880	$2,948	$15,996	$(15,560)	$9,264

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$29	$881	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	72	1,373	—	1,445
Intercompany receivable	2	—	116	(118)	—
Intercompany loan receivable	—	—	468	(468)	—
Inventories	—	91	800	—	891
Other current assets	—	59	205	—	264

Total Current Assets	2	251	4,666	(586)	4,333

Property, equipment and leasehold improvements, net	—	63	2,043	—	2,106
Other intangible assets	—	95	212	—	307
Other assets, net	—	30	369	(76)	323
Goodwill	—	873	1,602	—	2,475
Equity investment in Maxtor	2,023	—	—	(2,023)	—
Equity investments in Non-Guarantors	3,331	2,101	4,101	(9,533)	—
Intercompany note receivable	—	—	835	(835)	—

Total Assets	$5,356	$3,413	$13,828	$(13,053)	$9,544

Accounts payable	$—	$65	$1,627	$—	$1,692
Intercompany payable	3	114	—	(117)	—
Accrued employee compensation	—	58	327	—	385
Accrued expenses	1	137	720	—	858
Accrued income taxes	—	15	57	—	72
Intercompany loan payable	140	324	5	(469)	—
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	144	1,043	2,736	(586)	3,337

Other liabilities	—	91	264	—	355
Intercompany note payable	—	76	835	(911)	—
Long-term debt, less current portion	—	180	460	—	640

Total Liabilities	144	1,390	4,295	(1,497)	4,332

Shareholders’ Equity	5,212	2,023	9,533	(11,556)	5,212

Total Liabilities and Shareholders’ Equity	$5,356	$3,413	$13,828	$(13,053)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$82	$2,800	$(54)	$2,828

Cost of revenue	—	85	2,194	(54)	2,225
Product development	—	3	211	—	214
Marketing and administrative	—	6	120	—	126
Amortization of intangibles	—	3	10	—	13
Restructuring, net	—	—	3	—	3

Total operating expenses	—	97	2,538	(54)	2,581

(Loss) income from operations	—	(15)	262	—	247

Interest income	—	—	15	—	15
Interest expense	—	(16)	(17)	—	(33)
Equity in loss of Maxtor	—	—	(31)	31	—
Equity in income (loss) of Non-Guarantors	212	(5)	265	(472)	—
Other, net	—	—	1	—	1

Other income (expense), net	212	(21)	233	(441)	(17)

Income (loss) before income taxes	212	(36)	495	(441)	230
Provision for (benefit from) income taxes	—	—	18	—	18

Net income (loss)	$212	$(36)	$477	$(441)	$212

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$343	$9,191	$(918)	$8,616

Cost of revenue	—	435	7,508	(918)	7,025
Product development	—	10	673	—	683
Marketing and administrative	2	29	415	—	446
Amortization of intangibles	—	11	25	—	36
Restructuring, net	—	—	—	—	—

Total operating expenses	2	485	8,621	(918)	8,190

(Loss) income from operations	(2)	(142)	570	—	426

Interest income	1	1	72	(15)	59
Interest expense	(2)	(48)	(72)	15	(107)
Equity in loss of Maxtor	—	—	(189)	189	—
Equity in income (loss) of Non-Guarantors	374	(198)	640	(816)	—
Other, net	—	—	11	—	11

Other income (expense), net	373	(245)	462	(627)	(37)

Income (loss) before income taxes	371	(387)	1,032	(627)	389
Provision for (benefit from) income taxes	—	—	18	—	18

Net income (loss)	$371	$(387)	$1,014	$(627)	$371

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Operating Activities
Net Income (Loss)	$371	$(387)	$1,014	$(627)	$371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	63	587	—	650
Stock-based compensation	—	22	79	—	101
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption charge on 8% Senior Notes due 2009	—	—	19	—	19
In-process research and development	—	—	4	—	4
Equity in (income) loss of Maxtor	—	—	189	(189)	—
Equity in (income) loss of Non-Guarantors	(374)	198	(640)	816	—
Other non-cash operating activities, net	—	4	12	—	16
Changes in operating assets and liabilities, net	(24)	(79)	(530)	—	(633)

Net cash provided by (used in) operating activities	(27)	(179)	776	—	570

Investing Activities
Acquisition of property, equipment and leasehold Improvements	—	(3)	(685)	—	(688)
Proceeds from sales of fixed assets	—	—	29	—	29
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	851	—	851
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	1	(45)	—	(44)

Net cash used in investing activities	—	(2)	(350)	—	(352)

Financing Activities
Net proceeds form issuance of long-term debt	—	—	1,477	—	1,477
Repayment of long-term debt	—	(5)	—	—	(5)
Redemption of 8% Senior Notes due 2009	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	—	(16)	—	(16)
Loan from Non-Guarantor to Parent	1,310	—	(1,310)	—	—
Loan from Non-Guarantor to Maxtor	—	484	(484)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(859)	859	—
Distribution to HDD from Non-Guarantor	—	—	859	(859)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	207	—	—	—	207
Dividends to shareholders	(158)	—	—	—	(158)
Repurchases of common shares and payments made under prepaid forward agreements	(1,324)	—	—	—	(1,324)

Net cash provided by (used in) financing activities	35	155	(409)	—	(219)

Increase (decrease) in cash and cash equivalents	8	(26)	17	—	(1)

Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$8	$3	$898	$—	$909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 30, 2007. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVR), gaming devices and other consumer electronic devices that require storage.

We sell our disc drives primarily to major original equipment manufacturers, or OEMs, and also market to distributors under our globally recognized brand names. For the fiscal quarters ended March 30, 2007, December 29, 2006 and March 31, 2006, approximately 63%, 63% and 73%, respectively, of our disc drive revenue was from sales to OEMs, of which Hewlett-Packard was the only customer exceeding 10% of our disc drive revenue in all of these respective periods, while Dell also exceeded 10% of our disc drive revenue for the fiscal quarter ended March 31, 2006. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 30%, 31% and 24% of our disc drive revenue in the March 2007, December 2006 and March 2006 quarters, respectively. Retail sales in the March 2007 quarter, as a percentage of our disc drive revenue was 7%, compared to 6% and 3% in the December 2006 and March 2006 quarters, respectively. For the March 2007, December 2006 and March 2006 quarters, approximately 28%, 29% and 31%, respectively, of our disc drive revenue came from customers located in North America, approximately 29%, 30% and 26%, respectively, came from customers located in Europe and approximately 43%, 41% and 43%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Price Erosion

Our industry has been characterized by continuous price erosion for disc drive products with comparable capacity, performance and feature sets (i.e., “like-for-like products”). Price erosion for like-for-like products (“price erosion”) is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted price to gain market share;

•	few new product introductions when multiple competitors have comparable product offerings;

•	temporary imbalances between industry supply and demand; and

•	seasonally weaker demand which may cause excess supply.

Disc drive manufacturers typically attempt to off-set price erosion with an improved mix of disc drive products characterized by higher capacity, better performance and additional feature sets (i.e., “improved product mix”) and/or product cost reductions.

For example, during the March 2007 quarter, the pricing environment for high capacity 3.5-inch ATA disc drives was more aggressive than we anticipated, especially during the month of March 2007, while pricing in the mobile market also continued to be competitive. In addition, during the nine-month period ended March 2007, the industry experienced pronounced price erosion in the desktop and mobile markets, in part as market share gains became the primary focus of a number of our competitors after our acquisition of Maxtor.

Given the number of competitors in the mobile market, we expect the aggressive pricing to continue to characterize this market. In addition, the industry experienced significant price erosion in high capacity 3.5-inch ATA disc drives during the March 2007 quarter and we believe that price erosion in this market may continue to be more pronounced in the foreseeable future.

Industry Growth Trends

We believe that the industry is continuing to experience several growth trends relative to overall unit demand, including:

•

a continued growth in consumer and commercial client computing systems including enterprise storage applications, with the most significant industry growth taking place in the mobile computing market. We believe that this growth in the mobile computing market is a result of consumers continuing to shift from desktop computers to notebook computers. We estimate that in the March 2007 quarter, industry shipments of disc drives to mobile compute applications grew approximately 26% from the March 2006 quarter. With respect to the desktop compute market, we believe growth has recently moderated, in part due to the shift from desktop computers to notebook computers, particularly in developed countries. We believe that the factors contributing to industry growth in enterprise storage applications included non-mission critical applications across multiple interfaces as well as the adoption of 2.5-inch small form factor drives for enterprise class applications as a result of enterprise customers demand for lower power consuming, heat reducing and smaller form factor solutions that maintain enterprise-class performance; and

•

broad, global expansion of the creation, aggregation, distribution and consumption of all types of digital content driven by a continued proliferation of applications in the consumer electronics market that either directly utilize disc drives for media-rich digital content in applications such as video storage, music and photographic applications or indirectly drive the demand for additional storage to store, host or back up related media content. We believe technological advances in storage capacity per square inch, cost per gigabyte, power and ruggedness have supported this trend. The combination of these technological advances enabled new applications that include applications that incorporate disc drives such as DVR’s, gaming platforms, digital video cameras, automotive systems, global positioning navigation systems and home entertainment systems. With respect to the emerging handheld applications, we believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. However, we believe that disc drives continue to be well suited in applications requiring capacities of 20 gigabytes or more and that demand for additional storage to store, hold or back up related media content from such handheld devices using flash memory, continues to grow. However, we believe that the growth rate in consumer electronics products has recently begun to moderate or at least show more seasonal demand variability. We believe there continues to be additional application opportunities for disc drives.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Seasonality

The industry traditionally experiences seasonal demand with higher levels of demand in the second half of the calendar year. During the March 2007 quarter, we believe the total available market in the distribution channel decreased 7% from the immediately preceding quarter, primarily in North America and China where channel demand in the month of March 2007 was likely affected to some degree by major microprocessor manufacturers announcing significant price moves in March 2007 to take effect in early to late April 2007. We expect normal industry seasonal patterns of weaker demand to continue in the June 2007 quarter.

Component Constraints

While the industry has previously experienced constraints in the availability of key components such as media, we believe there is now adequate supply to meet industry demand. Typically, when there are limited constraints on key components, the potential for excess industry supply and resulting pronounced price erosion is greater.

Advances in Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles, the importance of either being first to market with new products or quickly achieving product cost effectiveness as well as difficulty in recovering research and development expenses. Also, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

To address the growing demand for higher capacity products, the industry is undergoing a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges, including a complex integration of the recording head, the disc, recording channel and drive firmware as a system, and involves the use of certain precious metals, such as ruthenium, which has been in limited supply and increasingly expensive.

Industry Supply Balance

Finally, to the extent that our industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the March 2007 quarter with what we believe to be less than six weeks of distribution inventory in the desktop channel, which is consistent with historical seasonal patterns.

Seagate Overview

We are the leader in the disc drive industry with products that address the enterprise, desktop, mobile computing and consumer electronics storage markets. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership, combined with our integrated design and manufacturing approach, have allowed us to effectively leverage our leadership in traditional computing to enter new markets with only incremental product development and manufacturing costs.

Our fiscal nine-month period ended March 2007 included Maxtor’s operating losses and acquisition and integration related charges for the entire period. Although we substantially completed the Maxtor restructuring and integration activities during the December 2006 quarter, certain operating expenses and acquisition related charges continued through the March 2007 quarter, the most significant of which related to the amortization of acquired intangible assets. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

By December 2006, we substantially completed the Maxtor customer and product transition, replacing Maxtor designed disc drive products with Seagate designed disc drive products, allowing us to improve our capacity utilization and further lower our cost structure. We achieved our goals of retaining a substantial portion of the market share held by Maxtor prior to the acquisition. Maxtor work force reductions were completed during the March 2007 quarter. In addition, we have disposed of the majority of the approximately 200,000 units of Maxtor designed products in finished goods that were on hand at the end of the December 2006 quarter.

Revenue in the March 2007 quarter was approximately $2.8 billion, an increase of 24% over the year ago quarter, mainly as a result of revenue resulting from the retention of a portion of Maxtor’s market share, but also due to continued growth in digital content and the resulting increase in demand for storage and growth in the mobile market coupled with customer acceptance of our new products.

Revenue in the March 2007 quarter decreased by 6% from the immediately preceding quarter due to seasonal demand decreases in the desktop, mobile and consumer electronic markets, a more pronounced seasonal reduction in total market demand for 3.5-inch ATA disc drives and an aggressive pricing environment for high capacity 3.5-inch ATA disc drives.

•

Consumer – In the March 2007 quarter, we shipped a total of 6.7 million disc drives in the consumer electronics (CE) market, an increase of 43% from the year-ago quarter and a decrease of 5% from the immediately preceding quarter. Growth from the year-ago quarter was driven largely by increases in the DVR applications market, a strong gaming market and increases in our share of these markets, in part through retention of Maxtor market share. Lower demand in the DVR portion of CE market contributed to decreased CE shipments compared to the immediately preceding quarter, particularly in the U.S. and Asia Pacific regions where certain customers rebalanced inventory and some platform introductions were pushed out. A strong gaming market partially off-set the weakness experienced in the DVR portion of the CE market, which constitutes a portion of the overall 3.5-inch ATA market where we believe the total available market was significantly reduced during the March 2007 quarter.

•

Mobile – In the March 2007 quarter, we believe the overall mobile compute market grew 26% from the year-ago quarter, driving Seagate shipments of 4.7 million units, an increase of 25% from the year-ago quarter and an increase of 7% from the immediately preceding quarter. We believe our share of the mobile compute market during the March 2007 quarter increased compared to the immediately preceding quarter, largely as a result of greater market access through additional qualifications of our mobile compute products.

•

Enterprise – We believe we maintained our leadership position in the enterprise market, shipping 4.2 million units during the March 2007 quarter, relatively flat as compared to the immediately preceding quarter and an increase of 18% over the year-ago quarter. Increases in unit shipments compared to the year-ago quarter were driven by our retention of Maxtor market share and positive trends in both the adoption of small form factor products as well as high-capacity products for Internet infrastructure applications.

•

Desktop – In the March 2007 quarter, we believe we maintained our market leadership position with shipments of 23.9 million units, an increase of 37% from the year-ago quarter and a decrease of 7% from the immediately preceding quarter. The increase from the year-ago quarter was mainly driven by our retention of Maxtor market share, the continued growth in digital content and the resulting increase in overall demand for desktop storage products as well as what we believe to be an increase in our share of the desktop market. The decrease in units shipped from the immediately preceding quarter was primarily due to a shortfall in the expected total market demand for 3.5-inch ATA disc drives which we believe can be attributed to weakness in the U.S. consumer PC market and lighter than expected demand from the Asia Pacific region. In addition, we believe the total available market in the distribution channel decreased 7% from the immediately preceding quarter, primarily in North America and China where channel demand in the month of March 2007 was likely affected to some degree by major microprocessor manufacturers announcing significant price moves in March 2007 to take effect in early to late April 2007. In the global distribution channel, we exited the March 2007 quarter with distribution channel inventory for desktop products at less than five weeks.

Historically, we have exhibited seasonally lower unit demand during the second half of each fiscal year, however, there were some recent quarters in fiscal year 2005 and fiscal year 2006 in which these seasonal trends were moderated. We saw a return to traditional seasonality in the September, December 2006 and March 2007 quarters. For the June 2007 quarter, we expect to see demand in the desktop, mobile and consumer electronics markets to be seasonally lower than the March 2007 quarter, while we expect demand in the enterprise market to be flat to that of the March 2007 quarter.

We believe Seagate is leading the transition to perpendicular recording technology. We are currently shipping perpendicular technology based products for all four major markets, and during the March 2007 quarter, we shipped over 17 million disc drives that use perpendicular recording technology compared to 10 million disc drives shipped in the December 2006 quarter. We expect that during our fiscal fourth quarter, greater than 50% of our drive shipments will utilize perpendicular recording technology. Our products based on perpendicular technology require increased quantities of precious metals like ruthenium, which has led to an increase (that is likely to continue) in the inventory levels for these raw materials. The price of ruthenium has increased significantly over the last year and may continue to be volatile. In addition, ruthenium has at times been difficult to acquire. We believe we have adequate supply plans in place to support our expected perpendicular product ramp requirements and while the price of ruthenium has recently stabilized, we continue to take actions to mitigate the supply and pricing impact of ruthenium going forward. These actions include alternative designs, improvements in material utilization, and optimizing our supply chain.

For fiscal year 2007, we expect up to $1.05 billion in capital investment will be required, a reduction of approximately $100 million from our previously estimated requirements in order to continue to align capacity additions with current levels of customer demand, while proceeding with our planned media and substrate capacity expansions in Asia.

On January 26, 2007, we completed our acquisition of EVault, Inc. (“EVault”) in an all cash transaction valued at approximately $186 million, which includes approximately $2 million in acquisition costs as part of our effort to extend our storage solutions offerings.

Results of Operations

The condensed consolidated results for the quarter and nine months ended March 30, 2007 include Maxtor’s results for the full period. In accordance with U.S. generally accepted accounting principles, operating results for Maxtor prior to our acquisition, including for the quarter and nine months ended March 31, 2006, are not included in our operating results and are therefore not discussed.

We list in the tables below the historical condensed consolidated statements of operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
(dollars in millions)	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenue	$2,828	$2,289	$8,616	$6,677
Cost of revenue	2,225	1,733	7,025	4,995

Gross margin	603	556	1,591	1,682

Product development	214	195	683	573
Marketing and administrative	126	108	446	303
Amortization of intangibles	13	—	36	—
Restructuring, net	3	—	—	4

Income from operations	247	253	426	802
Other income, net	(17)	24	(37)	39

Income before income taxes	230	277	389	841
Provision for income taxes	18	3	18	8

Net income	$212	$274	$371	$833

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenue	100%	100%	100%	100%
Cost of revenue	79	76	82	75

Gross margin	21	24	18	25

Product development	8	8	8	9
Marketing and administrative	4	4	5	4
Amortization of intangibles	—	—	—	—
Restructuring, net	—	—	—	—

Income from operations	9	12	5	12
Other income, net	(1)	—	(1)	1

Income before income taxes	8	12	4	13
Provision for income taxes	1	—	—	—

Net income	7%	12%	4%	13%

As noted above, our three and nine months ended March 30, 2007 revenues and expenses reflect the addition of Maxtor’s results while our three and nine months ended March 31, 2006 results do not include Maxtor. Accordingly, the following discussion of changes in our revenues and expenses will be significantly affected by Maxtor. In connection with the Maxtor acquisition, we incurred a number of accounting charges and other costs, which impacted our earnings for the three and nine months ended March 30, 2007.

Revenue. Revenue for the quarter ended March 30, 2007 was approximately $2.8 billion, down 6% from approximately $3.0 billion in the immediately preceding quarter, and up 24% from approximately $2.3 billion in the year-ago quarter.

The decrease in revenue from the immediately preceding quarter was driven by a 5% decline in the unit volume of disc drives shipped from 41.4 million units to 39.5 million units and a 1% reduction in our average sales price from $72 to $71 per unit. We believe the unit volume decrease is consistent with the reduction in the total available market (TAM) which reflected weaker demand than we expected in large capacity 3.5-inch ATA disc drives. The comparative decline in average sales price was higher than we expected in the desktop, notebook, and enterprise markets as improved mix was more than offset by price erosion.

The revenue increase from the year-ago quarter was driven by a 34% increase in the unit volume of drives shipped from 29.4 million units to 39.5 million units, mainly as a result of the acquisition of Maxtor, offset by a 9% decline in our average sales price from $77 to $71 per unit. The comparative decrease in average sales price per unit in the sequential and year-over-year periods resulted from price erosion that more than offset improved product mix. The average sales price decline in the sequential and year-over-year periods was more pronounced than during the past two years and most pronounced in notebook disc drives.

Revenue for the nine-month period ended March 30, 2007 was approximately $8.6 billion, up 28% from approximately $6.7 billion in the year-ago nine-month period, mainly as a result of the acquisition of Maxtor. The increase in revenue from the year-ago nine-month period was driven by a 41% increase in the unit volume of disc drives shipped from 85.1 million units to 120.0 million units, offset by a 9% reduction in our average sales price from $78 to $71 per unit and a weaker than anticipated demand for large capacity 3.5-inch ATA disc drive . The comparative decrease in average sales price per unit in the period resulted from price erosion that more than offset improved product mix. The notebook market accounted for the majority of the average sales price decline.

Unit shipments for our products in the quarter ended March 30, 2007 were as follows:

•	Consumer – 6.7 million units, down from 7.1 million units in the immediately preceding quarter and up from 4.7 million units in the year-ago quarter.

•	Mobile – 4.7 million units, up from 4.4 million and 3.8 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 4.2 million units, up from 4.1 million and 3.5 million units in the immediately preceding and year-ago quarters, respectively.

•	Desktop – 23.9 million units, down from 25.7 million units in the immediately preceding quarter and up from 17.5 million units in the year-ago quarter.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue for the quarter ended March 30, 2007 were approximately 8% of our gross revenue, unchanged from the immediately preceding quarter, but higher than the 6% in the year-ago quarter. Relative to the year-ago quarter, the increase in sales programs as a percentage of sales was primarily the result of the more aggressive pricing environment in the quarter ended March 30, 2007 as price protection, point-of-sale rebates, and sales price adjustments accounted for a substantial portion of the increase. See “—Critical Accounting Policies—Establishment of Sales Program Accruals.”

Cost of Revenue. Cost of revenue for the quarter ended March 30, 2007 was approximately $2.2 billion, down 9% from approximately $2.5 billion in the immediately preceding quarter, and up 29% from approximately $1.7 billion in the year-ago quarter, principally as a result of the acquisition of Maxtor. Gross margin as a percentage of revenue for the quarter ended March 30, 2007 was 21% as compared with 18% and 24% for the immediately preceding and year-ago quarters.

The improvement in the gross margin percentage from the immediately preceding quarter is due primarily to the reduction in shipments of lower margin Maxtor designed products from approximately $200 million in the December 2006 quarter to immaterial amounts in the March 2007 quarter and under-utilization of our Maxtor manufacturing infrastructure in the December 2006 quarter. Additionally, the gross margin increase from the immediately preceding quarter was also positively impacted to a lesser extent by the reversal of previously accrued variable performance-based compensation of $16 million, compared to an expense of $10 million recorded in the immediately preceding quarter and a $20 million reduction in warranty costs, partially offset by $12 million higher amortization of existing technology related to the Maxtor acquisition.

The decrease in gross margin from the year-ago quarter is primarily due to a 9% decline in our average sales price per unit, the impact of which was not entirely offset by the increase in unit volume and shift to products with higher capacity and improved feature set products. Additionally, offsetting some of the gross margin decline from the year-ago quarter was the reversal of previously accrued variable performance-based compensation of $16 million, compared to an expense of $25 million recorded in the year-ago quarter.

Gross margin as a percentage of revenue for the nine-month period ended March 30, 2007 was 18% as compared with 25% for the year-ago nine-month period. The decrease in gross margin for the nine-month period ended March 30, 2007 as compared to the year-ago nine-month period was due to a less aggressive pricing environment prior to our acquisition of Maxtor; costs and charges related to our acquisition of Maxtor during the nine-month period ended March 30, 2007 (including integration and retention costs of $18 million, stock-based compensation of $3 million, amortization of existing technology of $92 million, the sale of lower margin Maxtor designed products during the first six months of fiscal year 2007, and an $18 million accrual for the settlement of customer compensatory claims associated with quality issues related to legacy Maxtor products shipped prior to the closing of the Maxtor acquisition); and an aggressive pricing environment during the September 2006 quarter (particularly in the low end OEM desktop and mobile markets), the December 2006 quarter (where the mobile market continued to be very competitive with higher than expected price declines) and the March 2007 quarter (where the pricing environment for high capacity 3.5-inch ATA disc drives was very aggressive, especially during the month of March 2007). These effects were partially offset by the elimination of variable performance-based compensation in fiscal year 2007, compared to an expense of $73 million recorded in the year-ago nine-month period.

Product Development Expense. Product development expense decreased by $12 million, or 5%, when compared with the immediately preceding quarter and increased by $19 million, or 10% when compared with the year-ago quarter. The decrease in product development expense from the immediately preceding quarter was primarily due to the reversal of previously accrued variable performance-based compensation of $9 million, compared to an expense of $5 million recorded in the immediately preceding quarter and a $6 million reduction in costs related to the Maxtor acquisition (including integration and retention costs and stock-based compensation) partially offset by an increase of $4 million in the write-off of in-process research and development related to our January 2007 acquisition of EVault. The increase in product development expense from the year-ago quarter was primarily due to increases of $31 million in salaries and benefits resulting from increased staffing levels, $4 million in the write-off of in-process research and development related to our acquisition of EVault, and $3 million in costs related to the Maxtor acquisition (including integration and retention costs and stock-based compensation), partially offset by the reversal of previously accrued variable performance-based compensation of $9 million, compared to an expense of $14 million recorded in the year-ago quarter. Product development expense increased by $110 million, or 19%, when compared with the year-ago nine-month period. The increase in product development expense from the year-ago nine-month period was primarily due to increases of $100 million in salaries and benefits resulting from increased staffing levels due in part to the retention of certain Maxtor employees, and $35 million in costs related to the Maxtor acquisition (including integration and retention costs and stock-based compensation), $5 million in non-Maxtor stock-based compensation and $4 million in the write-off of in-process research and development related to our acquisition of EVault, partially offset by the elimination of variable performance-based compensation in fiscal year 2007, compared to an expense of $44 million in the year-ago nine-month period.

Marketing and Administrative Expense. Marketing and administrative expense decreased by $15 million, or 11%, when compared with the immediately preceding quarter and increased by $18 million, or 17% when compared with the year-ago quarter. The decrease in marketing and administrative expense from the immediately preceding quarter was primarily due to the reversal of previously accrued variable performance-based compensation of $7 million, compared to an expense of $4 million in the immediately preceding quarter and a $7 million reduction in costs related to the Maxtor acquisition (including integration and retention costs and stock-based compensation), partially offset by an increase of $3 million in non-Maxtor stock-based compensation. The increase in marketing and administrative expense from the year-ago quarter was primarily due to increases of $22 million in salaries and benefits resulting from increased staffing levels, $6 million in advertising expense and $4 million in non-Maxtor stock-based compensation. These increases were partially offset by the reversal of previously accrued variable performance-based compensation of $7 million, compared to an expense of $14 million in the year-ago quarter. Marketing and administrative expense increased by $143 million, or 47%, when compared with the year-ago nine-month period. The increase in marketing and administrative expense from the year-ago nine-month period was primarily due to the recording in the September quarter of a $40 million increase in the provision for doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”), previously our largest distributor, an increase of $69 million in salaries and benefits resulting from increased staffing levels due in part to the retention of certain Maxtor employees, an increase of $21 million in costs related to the Maxtor acquisition (including integration and retention costs and stock-based compensation), an increase of $14 million in advertising expense and an increase of $9 million in non-Maxtor stock-based compensation. These increases were partially offset by the elimination of variable performance-based compensation in fiscal year 2007, compared to an expense of $37 million in the year-ago nine-month period.

Amortization of Intangibles. Amortization of intangibles increased by $1 million when compared to the immediately preceding quarter as a result of the amortization of intangibles acquired in the EVault acquisition, and increased by $13 million and $36 million, respectively, when compared to the year-ago quarter and nine-month period, primarily due to the amortization of intangibles acquired in the Maxtor acquisition.

Restructuring. During the nine months ended March 30, 2007, we reversed $4 million of restructuring accruals relating to the sale of a surplus building previously impaired in a prior restructuring and recorded restructuring accruals of $4 million in connection with our ongoing restructuring activities.

Net Other Income (Expense). Net other expense decreased by $4 million when compared to the immediately preceding quarter. The change from the immediately preceding quarter was primarily due to expenses of $19 million incurred in October 2006 related to the early retirement of our 8% Senior Notes due 2009 partially offset by a decrease of $9 million in interest income resulting from lower average balances in our interest bearing accounts and a decrease of $5 million in the value of the underlying assets of the rabbi trust associated with the deferred compensation plan. Net other income changed by $41 million from net other income of $24 million in the year-ago quarter to net other expense of $17 million in the current quarter. The change from the year-ago quarter was primarily due to an increase in interest expense of $26 million related to our new $1.5 billion long-term debt issued in September 2006, as well as debt acquired in the Maxtor acquisition, a $7 million gain on an equity investment realized in the year-ago quarter and a decrease of $4 million in interest income resulting from lower average balances in our interest bearing accounts. Net other income changed by $76 million from net other income of $39 million in the year-ago nine-month period to net other expense of $37 million in the current nine-month period. The change from the year-ago nine-month period was primarily due to an increase in interest expense of $56 million related to our new $1.5 billion long-term debt issued in September 2006, as well as debt acquired in the Maxtor acquisition, expenses of $19 million incurred in October 2006 related to the early retirement of our 8% Senior Notes previously due 2009, and a $7 million gain on an equity investment realized in the year-ago nine-month period. These increases in expense were offset by an increase of $11 million in interest income resulting from higher average interest rates and higher average balances in our interest bearing accounts during fiscal 2007 to date.

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

Our provision for income taxes recorded for the three and nine months ended March 30, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance recorded for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets. Our provision for income taxes recorded for the three and nine months ended March 31, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance recorded for U.S. and certain foreign deferred tax assets, and (iii) a tax benefit related to a reduction in previously accrued U.S. federal income taxes resulting from the final preparation of our U.S. fiscal 2005 income tax returns.

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

As of March 30, 2007, we recorded net deferred tax assets of $251 million. The realization of $136 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in fiscal years 2007 and 2008 and the first nine months of fiscal year 2009. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

During the nine months ended March 30, 2007, we recorded a $180 million reduction to goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets for tax net operating loss carryovers. The valuation allowance was reduced primarily to reflect expected realization of acquired Maxtor net operating loss carry forwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the inter company sale of certain intellectual property rights to a foreign subsidiary. Approximately $120 million of tax expense associated with the gain on the inter company sale of intangibles has been capitalized in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and is being amortized to income tax expense over a sixty-month period, which approximates the expected useful life of the intangibles sold in the inter company transaction.

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

We had approximately $1.2 billion in cash, cash equivalents and short-term investments at March 30, 2007, which includes $909 million of cash and cash equivalents. Cash and cash equivalents decreased by $187 million during the March 2007 quarter and decreased slightly from $910 million at June 30, 2006. This decrease in cash and cash equivalents during the nine months ended March 30, 2007 was primarily attributable to capital expenditures, the redemption of our 8% Senior Notes previously due 2009, the repurchase of our common shares and the acquisition of EVault, offset by net proceeds received from the issuance of long-term debt totaling approximately $1.5 billion and cash provided by operating activities.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 30, 2007 was approximately $570 million and consisted primarily of net income adjusted for depreciation, amortization and stock-based compensation partially offset by a decrease in our net operating liabilities.

Cash Used in Investing Activities

During the nine months ended March 30, 2007, we used $352 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $688 million and $178 million (net of cash acquired) for the acquisition of EVault partially offset by $529 million of maturities and sales of short-term investments in excess of purchases of short-term investments. The approximately $688 million we invested in property, equipment and leasehold improvements was comprised of:

•	$176 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$299 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$189 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$23 million for other capital additions.

In fiscal year 2007, we expect that our investment in property, equipment and leasehold improvements will be up to $1.05 billion to support our continued growth.

Cash Used in Financing Activities

Net cash used in financing activities of $219 million for the nine months ended March 30, 2007 was primarily attributable to $416 million used in the redemption of our 8% Notes, approximately $1.3 billion used for the repurchases of our common shares and $158 million of dividends paid to our shareholders, largely offset by approximately $1.5 billion received from the issuance of long-term debt and $207 million cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of March 30, 2007 consisted of: (1) approximately $1.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving facility, which we entered into in September 2006, replaced our previous $100 million revolving credit facility. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of March 30, 2007, leaving $453 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 30, 2007, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

In October 2006, we used $416 million of the net proceeds from the September 2006 issuance of $1.5 billion debt to redeem the $400 million principal amount of our 8% Notes and pay a $16 million redemption premium.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the March 2007 quarter, we have paid dividends to our shareholders.

On September 1, 2006, November 17, 2006 and February 16, 2007, we paid dividends aggregating approximately $158 million, or $0.28 per share, to our common shareholders of record as of August 18, 2006, November 3, 2006 and February 2, 2007. On April 17, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before May 18, 2007 to our common shareholders of record as of May 4, 2007. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

For fiscal year 2007, we anticipate that we will have accumulated earnings and profits for U.S. federal income tax purposes; therefore, distributions to U.S. shareholders in fiscal year 2007, including the distributions made on September 1, 2006, November 17, 2006, February 16, 2007 and the distribution to be made on May 18, 2007, will be treated as dividend income to U.S. shareholders. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes), of which $326 million were outstanding as of June 30, 2006, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. Following the payment by the Company of a dividend of $0.10 per common share on February 16, 2007 to holders of record of the Company’s common shares as of February 2, 2007, the conversion rate of the 2.375% Notes has been adjusted from 56.6503 to 57.3380 as of February 16, 2007. Our future payments of dividends may also result in further adjustments to the conversion rate of the 2.375% Notes.

On January 26, 2007, we completed our acquisition of EVault, Inc., a privately held leading provider of online backup services in an all cash transaction valued at approximately $178 million (net of cash acquired).

On August 8, 2006, we announced that our board of directors had approved a share repurchase program for the repurchase of up to $2.5 billion of our common shares over the next two years. During the nine months ended March 30, 2007, in both open market purchases and prepaid forward agreements with financial institutions, we paid approximately $1.3 billion to repurchase a total of approximately 52.2 million common shares, all of which were cancelled and therefore are no longer outstanding (see Note 9 of the Notes to Condensed Consolidated Financial Statements in this report). Approximately $1.2 billion remains available for future repurchases under the program. We expect to fund additional repurchases under the share repurchase program through a combination of cash on hand, future cash flow from operations and other sources of financing such as additional debt. Share repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. The timing and actual number of shares repurchased will depend on a variety of factors including the share price, corporate and regulatory requirements, other market and economic conditions and sources of liquidity. The share repurchase program may be suspended or discontinued at any time.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of March 30, 2007 have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	Remaining 2007	2008- 2009	2010- 2011	Thereafter
Contractual Cash Obligations:
Long term debt	$2,067	$326	$40	$476	$1,225
Interest payments on long-term debt	748	53	241	197	257
Capital expenditures	349	129	220	—	—
Operating leases (1)	315	12	76	67	160
Purchase obligations (2)	3,137	1,310	1,819	8	—

Subtotal	6,616	1,830	2,396	748	1,642
Commitments:
Letters of credit or bank guarantees	55	33	22	—	—

Total	$6,671	$1,863	$2,418	$748	$1,642

(1)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(2)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of March 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Establishment of Sales Program Accruals. We establish certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor’s level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer’s volume of purchases from Seagate or other agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. We estimate these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. Our estimates reflect contractual arrangements but also our judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by our distribution customers.

While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more favorable than we anticipated, as it was in the quarter ended December 2006, accruals for forward price protection may be higher than needed. In addition, during periods in which our distributors’ inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories are within the historical range.

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. Since fiscal year 2005, total sales programs have ranged from 5% to 9% of gross revenues (5% to 8% excluding programs related to sales of legacy Maxtor products that have been discontinued). Due to the competitive pricing environment in our industry, sales programs as a percentage of gross revenue may increase from the current range. If such rebates and incentives trend upwards, revenues and margins will be reduced. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue throughout fiscal years 2006 and 2007 to date.

In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

Establishment of Warranty Accruals. We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of one to five years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical model to help with our estimates and we exercise considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from our estimates, or should the rate of future product technological advancements fail to keep pace with the past, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor designed products because of limited experience with those products upon which to base our warranty estimates. We continually introduce new products and have recently begun a shift to disc drive products that utilize perpendicular recording technology.

The actual results with regard to warranty expenditures could have a material adverse effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which we have used in estimating the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disc drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

Our warranty cost has ranged from approximately 2 to 3% of revenue over the last three years. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that will impact the current period gross margins and income. Re-estimates of prior warranty accruals have been approximately 1% of revenue or less in fiscal year 2005, 2006 and in the nine months ended March 30, 2007. Epidemic failures of specific products (as we had in fiscal years 2004 and 2005) and significant increases in repair or replacement costs driven by reduced sales for refurbished products (as during the fiscal years 2006 and in the nine months ended March 30, 2007) have historically been the major reasons for significant re-estimates.

Valuation of Deferred Tax Assets. The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. Significant decreases in projections of taxable income, particularly in the U.S., would likely result in significant increases in our valuation allowance which in turn could adversely impact our effective tax rate. With the acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

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

We are required to periodically evaluate the carrying values of our intangible assets for impairment. If any of our intangible assets are determined to be impaired, we may have to write down the impaired asset and our earnings would be adversely impacted in the period that occurs.

At March 30, 2007, our goodwill totaled approximately $2.440 billion and our identifiable other intangible assets totaled $219 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

At March 30, 2007, we had $21 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 30, 2007. All investments mature in three years or less.

	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter	Total	Fair Value March 30, 2007
	(in millions)
Assets
Cash equivalents:
Fixed rate	$749	$—	$—	$—	$—	$—	$749	$748
Average interest rate	5.30%						5.30%

Short-term investments:
Fixed rate	$139	$135	$27	$—	$—	$—	$301	$301
Average interest rate	3.45%	4.33%	4.85%				3.97%

Total investment securities	$888	$135	$27	$—	$—	$—	$1,050	$1,049
Average interest rate	5.01%	4.33%	4.85%				4.92%

Long-Term Debt
Fixed rate	$326	$5	$5	$141	$5	$1,225	$1,707	$1,897
Floating rate	$—	$—	$30	$330	$—	$—	$360	$361

Total long-term debt	$326	$5	$35	$471	$5	$1,225	$2,067	$2,258
Average interest rate	2.38%	5.75%	5.81%	6.37%	5.75%	6.57%	5.85%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the nine months ended March 30, 2007, fiscal years 2006, 2005 and 2004.

As of March 30, 2007, the notional fair values of our foreign exchange forward contracts totaled $175 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenor of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of March 30, 2007 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound	$11	1.90	$—
Singapore Dollar	$23	1.52	—
Thai Baht	$141	36.67	6

	$175		$6

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 30, 2007, our disclosure controls and procedures were effective. During the quarter ended March 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following discussion contains forward-looking statements. These statements relate to our legal proceedings described below. In accordance with SFAS No. 5, Accounting for Contingencies. The Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. No trial date has been set. At Seagate’s request, the USPTO has determined that both patents in suit have substantial new issues of patentability and have ordered reexamination of the patents. We have move to stay the case pending patent reexamination. We believe the claims are without merit, and we intend to defend against them vigorously.

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

The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected and the invalidity case reargued at a hearing on May 9, 2006. We await the PRB panel’s decision. We filed a second invalidity proceeding with the PRB, which has yet to be scheduled for hearing. We believe the claims are without merit, and we intend to defend against them vigorously.

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

In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE that might provide Quantum, and thus Maxtor, and now Seagate, with additional defenses to Papst’s patent infringement claims.

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

On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte, and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents. Maxtor filed an Answer to the First Amended Complaint and Counterclaims on April 28, 2006. Maxtor Peripherals (S) Pte and Maxtor Technology (Suzhou) Co. Ltd. filed Answers to the First Amended Complaint and Counterclaims on June 9, 2006. On October 23, 2006, the MDL court granted Papst’s motion to lift the stay in its entirety. Discovery has recommenced.

Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because Maxtor and Quantum were at an early stage of discovery when the litigation was stayed, Maxtor was unable to determine the possible loss, if any, that may be incurred as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. At the time of Maxtor’s acquisition of the Quantum HDD business, Maxtor made an estimate of the potential liability that might arise from the Papst claims against Quantum. Maxtor later revised this estimate as a result of a related Papst settlement with MKE.

After Seagate acquired Maxtor, Seagate assessed the Papst cases against Maxtor and Quantum and in September 2006 participated in an unsuccessful attempt at mediation. Based on this, we estimated the range of possible loss for both of these Papst cases and adjusted the accrual to reflect the low end of the range of possible loss in accordance with SFAS No. 5.

In February 2007, Papst sued Seagate Technology in the MDL Proceeding alleging infringement of all unexpired Papst patents asserted against Maxtor, some of which are also asserted against Quantum, and adding two additional patents not previously at issue. The complaint seeks damages for alleged infringement by unidentified Seagate products after the closing of the Maxtor acquisition and for all Maxtor and Quantum liability in the pending actions. Seagate has a license to the asserted Papst patents and will vigorously defend against these allegations against Seagate products. On April 16, 2007, Seagate filed a motion to dismiss Papst’s claims against Seagate.

On April 13, 2007, Papst notified us that it had settled with all defendants except Maxtor, Quantum and Seagate, and that it would seek termination of the MDL Proceeding and transfer of the litigation back to the U.S. District Court for the Northern District of California, in which the Maxtor and Quantum cases were originally filed.

On April 24, 2007, we reached an agreement with Papst by accepting a new unilateral proposal of the mediator for the settlement of all outstanding claims alleged against Maxtor, Quantum and Seagate. Based on this, we adjusted the accrual as of March 30, 2007, to reflect the amount that is payable by us to Papst in the agreed-upon settlement. We expect to complete the settlement by the middle of May 2007. If, for some unforeseen reason, the settlement is not completed, further litigation could result in significant diversion of time by technical personnel, as well as substantial expenditures for future legal fees. A favorable outcome for Papst in these lawsuits could result in the payment of monetary damages equal to a reasonable royalty on certain Maxtor and/or Quantum products. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees.

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

StorMedia Texas LLC v. Comp USA, et al. On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891, a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defense. No trial date has been set. We intend to vigorously defend the case.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. As a result, the pricing environment in the March 2007 quarter continued to be very competitive, especially in the mobile compute market and the market for high capacity 3.5-inch ATA disc drives, and we expect it to remain competitive for the remainder of fiscal year 2007 as our competitors continue these efforts.

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

We have also experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disc drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications like personal media players, these competitors have recently announced products for notebook and enterprise compute applications. Some of these companies, like Samsung Electronics Incorporated, also sell disc drives.

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

•

competitive pressures resulting in lower selling prices, including, in the near term, following our acquisition of Maxtor, aggressive pricing by our competitors specially targeted to encourage shifting of customer demand;

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

•

changes in purchases from period to period by our primary customers, particularly, in the near term, as our customers reposition their demand following our acquisition of Maxtor and as, over the longer term, our competitors are able to introduce and produce in volume competing disc drive solutions or alternative storage technology solutions, such as flash memory;

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

We have experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disc drives in handheld applications. This competition has largely replaced disc drive products smaller than 1.8-inch with flash memory. However, we believe that disc drives continue to be well suited in applications requiring 20 gigabytes or more and that the demand for additional storage to store, hold or back up related media content from such handheld devices using flash memory, continues to grow. While this competition has traditionally been in the markets for handheld consumer electronics applications like digital music players and personal media players, these competitors have recently announced products for notebook and enterprise compute applications.

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

To address the growing demand for higher capacity products, we have begun a transition to perpendicular recording technology to achieve continued growth in areal density. To date, we have announced perpendicular technology based products for the desktop, enterprise, notebook, and handheld markets and we believe that we are ahead of our competitors in transitioning our product offerings to perpendicular recording technology. We expect that by the end of fiscal 2007, more than half of our unit volume will consist of products using perpendicular technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel and drive firmware as a system. To the extent that our customers decide not to accept this new technology until either more disc drive manufacturers are providing it in their products, or there is more performance history for this new technology, our operating results will be adversely impacted.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because our overall growth may have reduced the impact of this seasonality in recent periods. For example, we did not experience historical seasonal patterns in fiscal years 2005 or 2006. However, we are experiencing a more typical seasonal pattern in fiscal year 2007. Given the rate and unpredictability of product transitions and new product introductions in the consumer electronics market, we may experience significant variability in unit demand in future periods, which may be exacerbated by the highly seasonal nature of consumer electronics products generally.

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

•

the impact of competitive product announcements and possible excess industry supply both with respect to particular disc drive products (particularly now that there are no material limitations on disc drive component supply for our competitors), and with respect to competing alternative storage technology solutions such as flash memory in certain applications;

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

Our recent results have been materially benefited by significant growth in new consumer electronics applications such as DVR’s and gaming platforms. However, we believe that the growth rate in consumer electronics products has recently begun to moderate or at least show more seasonal demand variability. While this growth enabled us in fiscal year 2005, and to a lesser extent in fiscal year 2006, to offset the traditional seasonal decline usually experienced in the March and June quarters, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products, which have been our traditional markets. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer’s applications, which creates a risk of exposure if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

Dependence on Supply of Equipment and Components—If we experience shortages or delays in the receipt of critical equipment or components necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media that we do not manufacture, application-specific integrated circuits ( or ASICs), spindle motors, printed circuit boards and suspension assemblies. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials, such as precious metals like platinum and ruthenium, that were in short supply in the industry in general.

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

We expect the acquisition of Maxtor and the substantially completed integration of Maxtor with Seagate will result in additional cash expenditures and accounting charges, increased capital expenditures, revenue attrition and potential operating inefficiencies that may continue to have an adverse effect on our operating results and financial condition during the June 2007 quarter and our fiscal year 2007 results.

We expect the acquisition of Maxtor and the substantially completed integration of Maxtor with Seagate will cause us to incur additional cash expenditures and non-cash accounting charges, the most significant of which relates to the amortization of acquired intangible assets. While we completed the transition of Maxtor customers to Seagate designed products during the December 2006 quarter, we expect additional revenue attrition from the Maxtor acquisition in the June 2007 fiscal quarter. In addition, future increases to our estimates of our exit plan liabilities after the purchase price allocation period (generally within one year of the acquisition date) or pre-acquisition contingencies not previously identified will adversely affect our results of operations.

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

The rate of increase in areal density, or storage capacity per square inch on a disc, may be greater than the increase in our customers’ demand for aggregate storage capacity, particularly in certain market applications like commercial desktop compute. As a result, our customers’ storage capacity needs may be satisfied with lower priced, low capacity disc drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Information Storage Products—Future changes in the nature of information storage products may reduce demand for traditional disc drive products.

We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a disc drive. While we are investing development resources in designing disc drives for new applications, it is too early to assess the impact of these new applications on future demand for disc drive products. In addition, there are currently no widely accepted standards in various technical areas that may be important to the future of our business, including the developing sector of intelligent storage solutions. Products using alternative technologies, such as semiconductor memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For the first nine months of fiscal year 2007, fiscal years 2006, 2005 and 2004, we had product development expenses of $683 million, $805 million, $645 million and $666 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

Our growth strategy may involve pursuing strategic alliances with, and making acquisitions of or investments in, other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition and investment candidates. We may not be able to identify suitable acquisition, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential acquisitions will be limited by our high degree of leverage, the covenants contained in the indentures that governs our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

If we are successful in acquiring other companies, these acquisitions may have an adverse effect on our operating results, particularly while the operations of the acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by acquisition involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models, such as our recent acquisition of EVault, will be successfully integrated or achieve their stated objectives. Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

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

We are currently subject to lawsuits involving intellectual property claims brought by Convolve, Inc., and the Massachusetts Institute of Technology in the U.S.; Shao Tong in Nanjing, China; and Siemens AG in the U.S. Also, on January 23, 2007, we were served with a lawsuit brought by StorMedia Texas LLC in the U.S. District Court for the Eastern District of Texas, alleging that our current media technology infringes one StorMedia patent.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition.

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

In addition to the quarterly distributions described in the previous paragraph, New SAC distributed approximately 50 million of our common shares by making monthly distributions of approximately 10 million of our common shares to New SAC shareholders from September 2005 through January 2006. These shares are freely salable under Rule 144. Any sales by former New SAC shareholders, their transferees or distributees, and in particular, certain equity investors affiliated with certain of our directors or our executive officers could cause the market price of our common shares to decline.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts; and

•	the sale of our common shares held by certain equity investors or members of management.

Failure to Pay Quarterly Dividends—Our failure to pay quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly.

We paid quarterly dividends aggregating $0.28 per share on September 1, 2006, November 17, 2006 and February 16, 2007 to our common shareholders of record as of August 18, 2006, November 3, 2006 and February 2, 2007, respectively. On April 17, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before May 18, 2007 to our common shareholders of record as of May 4, 2007.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the nine months ended March 30, 2007 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. From the authorization of this repurchase program and through the nine months ended March 30, 2007, we repurchased approximately 52.2 million shares, all of which are considered cancelled on the day received and are no longer outstanding. We repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, whereupon we prepaid financial institutions to deliver shares at future dates. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. Our policy to date has been to enter into such transactions only when the discount that we receive is higher than the foregone return on our cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institution to return any portion of the prepayment to us. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The prepayments were recorded as a reduction to shareholder’s equity when paid and the shares were deducted from shares outstanding when delivered. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events. The parameters used to calculate the final number of shares deliverable were the total notional amount of the contract and the average VWAP of our common shares during the contract period less the agreed upon discount.

During the nine months ended March 30, 2007, we repurchased 14.5 million shares through open market repurchases. In addition, we made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to us were cancelled on the day received and were no longer outstanding. At March 30, 2007, there were no outstanding prepaid forward agreements to repurchase our common shares.

As of March 30, 2007, we had approximately $1.2 billion remaining under the authorized $2.5 billion stock repurchase program. We did not repurchase any shares during the nine months ended March 31, 2006. Share repurchases during the nine months ended March 30, 2007 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2006	—	$—	—	$2,500
August 2006	—	$—	—	$2,500
September 2006	6.7	$22.47	6.7	$2,350
October 2006	—	$—	—	$2,350
November 2006	5.3	$23.41	5.3	$2,225
December 2006 (1)	17.7	$25.82	17.7	$1,768
January 2007	13.3	$25.82	13.3	$1,425
February 2007	6.5	$26.66	6.5	$1,251
March 2007	2.7	$27.45	2.7	$1,176

Total	52.2	$25.34	52.2	$1,176

(1)	The Company took delivery of 17.7 million shares in December 2006 under one of the prepaid forward agreements, which subsequently closed in January 2007 upon delivery of an additional 13.3 million shares. The average price paid per share was calculated based on the average price paid for the total 31 million shares delivered under this prepaid forward agreement.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Letter Agreement, dated as of March 29, 2000, by and between VERITAS Software Corporation and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.7 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.8	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.10	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.3	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.4	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.5	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.6	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.7	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.8	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.7)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(d)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3+	Form of Management Retention Agreement by and between the Employee listed therein and Seagate Technology, Inc. (incorporated by reference to Exhibit 10.3(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Management Participation Agreement, dated as of March 29, 2000, by and among Seagate Technology, Inc., Suez Acquisition Company (Cayman) Limited and the Senior Managers party thereto (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5+	Form of Rollover Agreement, dated as of November 13, 2000, by and among New SAC, Seagate Technology HDD Holdings and the Senior Manager listed therein (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6+	Seagate Technology HDD Holdings Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.10	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.11	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.12	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.13	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.17	Purchase Agreement, dated as of May 3, 2002, by and among Seagate Technology HDD Holdings, Seagate Technology Holdings and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. and the other initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.18+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.19+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.20+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.21+	Amended Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (file. no. 001-31560) filed with the SEC on September 11, 2006)

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.25+	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2006)

10.28	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.29	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.30	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.31	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.32	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: May 3, 2007	BY:	/s/ WILLIAM D. WATKINS
William D. Watkins
Chief Executive Officer and Director (Principal Executive Officer)

DATE: May 3, 2007	BY:	/s/ CHARLES C. POPE
Charles C. Pope
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)