Form 10-K
period 2007-06-29
SEAGATE TECHNOLOGY
filed 2007-08-27
CIK 1137789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31560

SEAGATE TECHNOLOGY
(Exact name of Registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0355609 (I.R.S. Employer Identification Number)

P.O. Box 309GT
Ugland House, South Church Street
George Town, Grand Cayman, Cayman Islands
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(345) 949-8066

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, par value $0.00001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None —

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant owning 5% or more of the registrant’s outstanding common shares as of December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.9 billion based upon a closing price of $26.50 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of August 15, 2007 was 534,146,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ, possibly materially, from those in the forward-looking statements. These risks include, among others, risks related to price and product competition in our industry, customer demand for our products, the development and introduction of new products, the impact of technological advances, risks related to our intellectual property, general market conditions, future financial performance, the anticipated impact of acquisitions and the factors listed in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.	BUSINESS

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. We also sell storage products containing our disc drives under the Seagate Technology (“Seagate”) and Maxtor Corporation (“Maxtor”) brands.

We sell our disc drives primarily to major original equipment manufacturers (OEMs) and also market to distributors under our globally recognized brand names. For the fiscal years 2007, 2006 and 2005, approximately 64%, 72% and 72%, respectively, of our disc drive revenue was from sales to OEMs, of which Hewlett-Packard (“HP”) was the only customer exceeding 10% of our disc drive revenue in all of these respective periods while Dell exceeded 10% of our disc drive revenue for fiscal years 2006 and 2005. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 30%, 25% and 26% of our disc drive revenue in fiscal years 2007, 2006 and 2005, respectively. Retail sales of our branded storage products in fiscal year 2007, as a percentage of our disc drive revenue, was 6%, compared to 3% and 2% in fiscal years 2006 and 2005, respectively. For fiscal years 2007, 2006 and 2005, approximately 30%, 30% and 31%, respectively, of our disc drive revenue came from customers located in North America, approximately 27%, 27% and 28%, respectively, came from customers located in Europe and approximately 43%, 43% and 41%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

In addition to manufacturing and selling disc drives and branded storage products, we provide data storage services for small to medium size businesses, including online backup, data protection and recovery solutions through EVault, Inc. (“EVault”), which we acquired in fiscal year 2007.

Industry

Electronic Data Storage Industry

The electronic data storage industry is comprised of companies that participate across the entire electronic data storage value chain and information life cycle, either by providing hardware storage solutions, components for hardware storage solutions, value added storage solutions, software or services.

Participants in the electronic data storage industry include:

Major subcomponent manufacturers.  Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies such as Komag, Inc. (“Komag”), which is in the process of being acquired by Western Digital Corporation (“Western Digital”), TDK Corporation (“TDK”), Fuji Electric Device Technology Co., Ltd. (“Fuji”), Showa Denko K.K. (“Showa”), and until the announced acquisition by TDK, Alps Electric Co. Ltd. (“Alps”), that supply heads and media to disc drive manufacturers as well as semiconductor companies such as Samsung Electronics Co. Ltd (“Samsung”), SanDisk Corporation (“SanDisk”), Micron Technology, Inc. (“Micron”), and Intel Corporation (“Intel”) who manufacture flash memory.

Hardware storage solutions manufacturers.  Hardware storage solutions are also provided by a variety of technologies such as disc drives, tape storage, as well as semiconductor-based storage technologies such as flash memory. Companies that make hardware storage solutions include disc drive manufacturers such as Seagate Technology, Western Digital, Samsung, Fujitsu Limited (“Fujitsu”), Hitachi Global Storage Technologies (“Hitachi”) and Toshiba Corporation (“Toshiba”), magnetic tape storage manufacturers such as Quantum Corporation (“Quantum”), as well as semiconductor companies such as Samsung, SanDisk, Micron, and Intel, whose products include flash memory.

System integrators.  Companies that bundle and package storage components such as hardware storage solutions and software into systems for compute, consumer electronics and enterprise applications, include personal compute OEMs such as HP, Dell, Inc. (“Dell”), Acer Inc., Lenovo Group Limited, and Apple, Inc. (“Apple”); consumer electronics OEMs such as Apple, Sony Corporation (“Sony”), Microsoft Corporation (“Microsoft”), Motorola, Inc. (“Motorola”), Directv Group, Inc., Tivo Inc. and Scientific-Atlanta Inc., a Cisco System Inc. company; enterprise storage system OEMs such as, HP, EMC Corporation (“EMC”) and Network Appliance, Inc. (“Net App”).

Storage services and software providers.  Companies that provide services for the backup, archiving, recovery and discovery of electronic data, or the software to enable businesses and consumers to do so, such as Symantec Corporation (“Symantec”) and EMC.

Demand for Electronic Data Storage

We believe that the amount of data stored and accessed electronically is growing rapidly. We believe the key factor driving this demand is the mass proliferation of digital content. While the electronic data storage industry has traditionally been focused on compute applications for the enterprise and corporate markets, a continued proliferation of non-compute applications in the consumer electronics market is increasingly driving the broad, global expansion of the demand for electronic data storage driven by:

•	the creation of all types of digital content such as digital photos, video, movies and music by consumers, as well as devices for enjoyment, consumption and preservation of such content such as DVRs, digital music players, handheld applications, gaming consoles and storage devices in automobiles;

•	the aggregation and distribution of digital content through services and other offerings by companies such as YouTube by Google Inc. (“Google”), Flickr by Yahoo! Inc. (“Yahoo”), iTunes by Apple and MySpace by News Corporation (“News Corp.”).

We believe that because digital content is increasingly rich in media with the mass utilization of photos, video, movies and music, the related storage applications and solutions increasingly require higher storage capacity to store, manage, distribute, utilize and back up richer media digital content. This in turn has resulted in the rapid growth in demand for electronic data storage hardware solutions that either directly utilize disc drives, or indirectly drive the demand for additional disc drive storage to store, host or back up related electronic data content.

Additionally, we believe that demand for electronic data storage in the enterprise and traditional compute markets have also increased as increasing legal and regulatory requirements and changes in the nature and amount of data being stored has necessitated additional storage.

Demand for Disc Drives

Disc drives store digitally encoded data on rapidly rotating platters with magnetic surfaces. Disc drives provide reliable, large capacity data storage, and are characterized by relatively low-cost per gigabyte of storage. Disc drives are presently the most common storage solution in enterprise, desktop, mobile and higher capacity consumer electronics applications.

Disc Drives for Enterprise Storage.  The need to address the expansion in data storage management requirements has increased the demand for new hardware storage solutions for both mission critical and business critical enterprise storage.

Many enterprises are moving away from the use of server-attached storage to network-attached storage for mission critical enterprise storage. We expect the market for these solutions will likely grow, resulting in greater opportunities for the sale of high-performance, high capacity disc drives. Many enterprises are also consolidating data centers, aiming to increase speed and reliability within a smaller space, reduce network complexity and increase savings associated with hardware costs and maintenance. This has led to an increased demand for more energy efficient, smaller form factor disc drives. Recently, solid state drives (SSDs) storage applications that use flash storage technology as an alternative to disc drive storage technology, have been introduced as a potential alternative to redundant system startup or boot disc drives.

In addition to the growth in mission critical enterprise storage, there has also been significant growth in the use of high capacity, enterprise class serial advanced technology architecture (SATA) products in business critical storage systems used by enterprises to store and access capacity-intensive non-critical data. This application is exemplified by growth in content aggregation and distribution by companies like Google Inc., Yahoo! Inc. and News Corp as well as storage service providers. We believe that this growth in demand for disc drives for use in business critical storage systems is likely to shift some demand from disc drives used in traditional mission critical enterprise storage in the longer term.

Disc Drives for Mobile Computing.  The mobile computing market is expected to grow faster than that for desktop computers as price and performance continue to improve. Notebooks are increasingly replacing desktop computers and are progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. We estimate that in fiscal year 2007, industry shipments of disc drives for mobile compute applications grew approximately 35% from fiscal year 2006.

The disc drive industry has recently introduced hybrid disc drives for mobile compute applications that add flash memory to a disc drive to provide customers with a single, integrated solution with enhanced performance, better power utilization, quicker start-up speed and prolonged disc drive durability. Certain companies have also recently introduced SSDs for mobile compute applications that directly compete with mobile disc drives. The current cost per gigabyte for SSDs is significantly higher than the cost per gigabyte for disc drives and is projected to remain higher for the foreseeable future, which we believe will largely inhibit the use of SSDs in many price-sensitive mass-market mobile compute applications.

Disc Drives for Desktop Computing.  We believe growth in disc drives for desktop computing has recently moderated, in part due to the shift from desktop computers to notebook computers, particularly in developed countries. We believe that current growth in demand for disc drives in desktop computing is concentrated in developing markets where price remains a primary consideration in compute application data storage purchases.

Disc Drives for Consumer Electronics.  Disc drives in the consumer electronics markets are primarily used in DVRs and gaming consoles which require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which are better suited to lower capacity consumer electronics applications. We believe the demand for disc drives in consumer electronics will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. With respect to handheld applications, we believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. However, we believe that disc drives continue to be well suited in applications requiring capacities of 20 gigabytes (GB) or more, and that the demand for disc drives as additional storage to store, hold or back up related media content from such handheld devices, continues to grow.

Disc Drives for Branded Solutions.  We believe that industry demand for storage products like our branded storage products is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments.

Success in the Disc Drive Industry Depends on Technology and Manufacturing Leadership, High Levels of Capital and Research and Development Investments and Large Scale

The design and manufacturing of disc drives depends on highly advanced technology and manufacturing techniques, especially in the areas of read/write heads and recording media, thereby requiring high levels of capital and research and development investments. We believe the competitive dynamics of the disc drive industry favor integrated manufacturers such as ourselves, with the large scale and resources to make substantial technology investments and apply them across a broad product portfolio and a wide variety of customers.

Integrated manufacturers are companies that design and produce the critical components, including read/write heads and recording media, used in their disc drives. An integrated approach enables them to lower manufacturing costs and to improve the functionality of components so that they work together efficiently. Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development investments required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. For instance, Maxtor acquired Quantum in April 2001. Then, International Business Machines Corporation (“IBM”) merged its rigid disc drive business with that of Hitachi through the formation of Hitachi Global Storage Technologies in December 2002. This trend of disc drive manufacturer consolidation continued with our acquisition of Maxtor in May 2006. In March 2007, TDK, a disc drive head manufacturer, announced its pending acquisition of Alps, also a disc drive head manufacturer, while in June 2007, Western Digital announced that it is acquiring Komag. We believe consolidation is likely to continue in the disc drive industry through combination of disc drive manufacturers, component manufacturers, or both, as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of larger-scale operations.

Disc Drive Technology

Overview

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

Upon instructions from the drive’s electronic circuitry, a head positioning mechanism, or actuator, guides the heads to the selected track of a disc where the data is recorded or retrieved. Application specific integrated circuits (ASICs) and ancillary electronic control chips are collectively mounted on printed circuit boards. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. Disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture (ATA); SATA, which provides higher data transfer rates than the previous ATA standard; small computer system interface (SCSI); serial attached SCSI (SAS); and Fibre Channel.

Disc Drive Performance

Disc drive performance is commonly assessed by six key characteristics:

•	storage capacity, commonly expressed in GB or terabytes (TB), which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute (RPM), which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface,

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc; and

•	product quality and reliability, commonly expressed in annualized return rates (ARR).

Areal Density

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. We expect the long-term demand for increased drive capacities will continue to grow proportionately with the shift in storage applications from predominantly compute applications to more high-resolution media content. In particular, audio, video and image storage data continue to increase in size, with high definition video content an example of data requiring many multiples of the storage capacity of standard video. Demand will further intensify by the proliferation of these forms of content. We have pursued, and expect to continue to pursue, a number of technologies to increase areal densities across the entire range of our products to increase disc drive capacities and to enable the production of higher capacity, smaller form factor disc drives. We led the industry in transitioning from longitudinal to perpendicular recording technology, in which data bits are oriented vertically on the disc platter (perpendicular to the disc surface), rather than flat to the surface in order to increase areal density and capacity.

Manufacturing

We pursue an integrated business strategy based on the ownership of critical component technologies. This vertical integration strategy allows us to maintain control over our product roadmap and component cost, quality and availability. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and cost by:

•	consolidating the number and location of facilities we operate and reducing the number of personnel we employ;

•	employing manufacturing automation to enhance our efficiency and flexibility;

•	applying Six Sigma to improve product quality and reliability and reduce costs;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements; and

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing and enhance our product quality and reliability.

Manufacturing our disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, fabricate and/or assemble a number of the most important components found in our disc drives, including read/write heads, recording media and printed circuit boards. Our design and manufacturing operations are based on technology platforms that are used to produce various disc drive products that serve multiple disc drive applications and markets. As an example, our 3.5-inch ATA disc drive with perpendicular recording technology platform is sold to customers for use in desktop, enterprise and consumer electronics applications. Our main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, we also invest in certain other technology platforms including motors, servo formatting read/write channels, solid-state technologies and sealed drive technologies. Our integrated platform technologies and manufacturing allow our set of products to be used in a wide range of electronic data storage applications and in a wide range of industries.

We believe that because of our vertical design and manufacturing strategy, we are well suited to meet the challenges posed by the close interdependence of components for disc drives, which is especially critical in the design and production of products incorporating perpendicular recording technology.

Read/Write Heads.  The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges in magnetic film properties and topographical structures are unique to the disc drive industry. Beginning with six and eight-inch round ceramic wafers, we process more than 30,000 head elements at one time. Each of these head elements goes through more than 500 steps, all in clean room environments. As we expect to essentially complete our product transition to perpendicular recording technology by the end of calendar year 2008, we have upgraded our fabrication facilities in capital equipment and systems to deliver the required complexity and precision. Additional capital investments will be driven primarily by volume. We perform all primary stages of design and manufacture of read/write heads at our facilities. We currently manufacture virtually all of our read/write heads.

Recording Media.  The function of the recording media is to magnetically store information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. As a result, the manufacturing of recording media requires sophisticated thin-film processes. Each disc is a sequentially processed set of sputtered layers that consist of structural, magnetic, protective and lubricating materials deposited on a disc substrate. Once complete, the disc must have a high degree of physical uniformity to assure reliable and error-free storage. Recording media is deposited on aluminum or glass substrates.

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. We are continuing to expand our media production facilities in Singapore, and have relocated certain of the acquired Maxtor media manufacturing equipment to Asia. We do not expect our new media facility in Singapore to be fully operational until towards the end of fiscal year 2008. Our long-term strategy is to externally purchase no more than 15% of total recording media requirements.

We purchase approximately 70% of our aluminum substrates for recording media production from third parties. We are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia which will allow us to decrease our purchases of aluminum substrates from third parties. We also purchase all of our glass substrates from third parties (mainly in Japan), which are used in manufacturing our disc drives for mobile and small form factor consumer electronics products.

Recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which is in the process of being acquired by Western Digital. We are engaged in discussions with all our suppliers to ensure supply continuity. See “Item 1A. Risk Factors Related to Our Business — Dependence on Supply of Components, Equipment, and Raw Materials — If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.”

Raw Materials.  Perpendicular recording technology requires recording media with more layers and the use of more precious metals and scarce alloys in the sputtering process required to create such layers. As a result, products utilizing perpendicular recording technology are more sensitive to fluctuations in prices and availability of precious metals and scarce alloys such as platinum and ruthenium. As our product offerings have transitioned to perpendicular recording technology, we have increased inventory of these precious metals and scarce alloys and may continue to be required to increase inventory over time.

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

Disc Drive Assembly.  Following the production of the individual components of the disc drive, the first step in the manufacture of a disc drive itself is the assembly of the actuator arm, read/write heads, discs and spindle motor in a housing to form the head-disc assembly. The production of the head-disc assembly involves largely automated processes. Printed circuit boards are then mated to the head-disc assembly and the completed unit is tested prior to packaging and shipment. Disc drive assembly and test operations occur primarily at facilities located in China, Singapore and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and in the United States, in California and Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, in Europe and the United States.

Products

We offer a broad range of disc drive products for the enterprise, mobile computing, desktop, consumer electronics and branded solutions markets of the disc drive industry. We now produce perpendicular recording technology based products for all major markets described below, with products shipping for revenue in all major markets in fiscal year 2007. Currently, the majority of our disc drive unit shipments are perpendicular recording technology based products. In addition, we have recently announced our intention to introduce SSD products for select markets in the future.

We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, the dimensions of the disc drive, capacity, or interface. Historically, our industry has been characterized by continuous and significant advances in technology, which contributed to rapid product life cycles. We list below our main current product offerings.

Enterprise Storage

Cheetah SCSI/SAS/Fibre Channel Family.  Our Cheetah 3.5-inch disc drives ships in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 400GB. Commercial uses for Cheetah disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

Savvio SCSI/SAS/Fibre Channel Family.  Savvio, our 2.5-inch enterprise disc drives, first introduced in fiscal year 2004, designed to enable space optimization, maximized performance and availability, ships in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 146GB. This disc drive is our first enterprise disc drive in the smaller 2.5-inch form factor and, as such, allows the installation of more disc drives per square foot, thus facilitating faster access to data. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disc drives. We are currently shipping our 2nd generation Savvio disc drive which utilizes perpendicular recording technology with increased throughput and improved power consumption, allowing improved space optimized enterprise storage systems.

Barracuda ES SATA Family.  Our Barracuda ES 3.5-inch disc drives using perpendicular recording technology ships in 7,200 RPM and in storage capacities ranging from 250GB to 750GB. The Barracuda ES addresses the emerging market in enterprise storage of the use of business critical storage systems for capacity-intensive enterprise applications that require space optimization, maximized performance and availability. In June 2007, we announced storage capacities of up to 1 TB for this drive.

Mobile Computing

Momentus ATA/SATA Family.  The Momentus family of disc drives for mobile computing disc drive products, ships in 5,400 and 7,200 RPM and in capacities ranging from 30GB to 160GB. Commercial uses for Momentus disc drives include notebook computers running popular office applications and notebook computers for business, government and education environments. Consumer uses for Momentus disc drives include notebook computers, tablet computers and digital audio applications. We have started to ship three new products for the mobile compute market, all utilizing perpendicular recording technology, including the Momentus 5400 PSD, a 2.5-inch notebook hybrid drive that combines rotating disc storage with flash memory for greater power efficiency, faster boot-ups and increased reliability; the Momentus 5400.2 FDE, the industry’s only 2.5-inch encrypting disc drive that delivers the highest levels of protection for data on lost, stolen or retired notebooks; and the Momentus 7200.2, a 7,200 RPM disc drive for high-performance notebooks.

LD25.2 Family.  Our LD25.2 Series 2.5-inch disc drives deliver storage capacities of 40GB and 80GB at 5,400 RPM, a solution with optimized capacity and size for notebook computers.

Desktop Storage

Barracuda ATA/SATA Family.  Our Barracuda 3.5-inch disc drive is in its 11th generation and delivers storage capacities of up to 1TB at 7,200 RPM and is used in applications such as PCs, workstations and personal external storage devices. The majority of our desktop storage products currently utilize perpendicular recording technology. Additionally, we are currently shipping a 3.5-inch disc drive with 250GB of capacity on a single disc which utilizes 2nd generation perpendicular recording technology.

DiamondMax Family.  Our DiamondMax 3.5-inch disc drives deliver storage capacities of up to 500GB at 7,200 RPM. DiamondMax drives are targeted at entry-level and mainstream PCs with non-traditional ATA applications that require a value solution with solid performance.

LD25.2 Family.  Our LD25.2 Series 2.5-inch disc drives deliver storage capacities of 40GB and 80GB at 5,400 RPM.

Consumer Electronics Storage

Barracuda ATA/SATA Family.  We also sell some of our 3.5-inch Barracuda disc drives for use in DVR’s, audio jukeboxes, home media centers and home and industrial security systems. Our DB35 Series disc drive, with storage capacities up to 750GB, uses perpendicular recording technology to help set-top box manufacturers optimize performance for leading-edge digital entertainment.

Momentus ATA/SATA Family.  We sell our 2.5-inch, 7,200 and 5,400 RPM Momentus disc drives, including our recently announced LD25 Series of Momentus family of disc drives with capacities ranging from 20GB up to 160GB, for use in low-profile DVR’s, gaming consoles, home entertainment devices and small footprint media PCs. We also offer our 2.5-inch EE25 Series of Momentus disc drives which is designed for the temperature, vibration, humidity and other environmental extremes of automotive, marine and aircraft applications, delivering storage capacities of up to 80GB.

Seagate ST18 Series.  Our Seagate ST18 Series disc drives uses Seagate’s perpendicular recording technology to deliver 60GB on a single platter in a compact 1.8-inch disc drive designed for use in portable media players, global positioning systems (GPS), digital video camcorders and ultra-mobile PCs.

Branded Solutions

Our branded solutions business, which was expanded with the acquisition and integration of the retail and branded sales operations of Maxtor and the related right to use the Maxtor brand and other related trade names such as “OneTouch”, provides storage products including various home and office storage appliances and applications.

During fiscal year 2007, we launched our FreeAgent product line of external backup storage and we also currently ship the Maxtor OneTouchTM product line of external backup storage, with both these product lines utilizing our 3.5-inch Barracuda and 2.5-inch Momentus disc drives with capacities up to 750GB.

Customers

We sell our disc drive products primarily to major OEMs and distributors. OEM customers incorporate our disc drives into computer systems and storage systems for resale. Distributors typically sell our disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 64%, 72% and 72% of our disc drive revenue in fiscal years 2007, 2006 and 2005, respectively. Shipments to distributors were approximately 30%, 25% and 26% of our disc drive revenue in fiscal years 2007, 2006 and 2005, respectively. Sales to HP accounted for approximately 16%, 17% and 18% of our disc drive revenue in fiscal years 2007, 2006 and 2005, respectively, while sales to Dell, as a percentage of our disc drive revenue, were 9%, 11% and 12% in fiscal years 2007, 2006 and 2005, respectively. No other customer accounted for 10% or more of our disc drive revenue in fiscal years 2007, 2006 and 2005. Retail sales of our branded storage products in fiscal year 2007 as a percentage of our disc drive revenue increased to 6% from 3% and 2% in fiscal years 2005 and 2004, respectively. See “Item 1A. Risk Factors Related to Our Business — Dependence on Key Customers — We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.”

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

We have significantly increased our sales of branded storage products to retail customers in the last two years with the Maxtor acquisition further expanding our retail customer base. Retail sales typically require higher marketing support, sales incentives and longer price protection periods.

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

Sales, Marketing and Customer Service

Our marketing organization works to increase demand for our disc drive products through strategic collaboration with key OEM customers and distribution partners to align our respective product roadmaps and to build our brand and end-customer relationships. As customer and markets increasingly demand a broad variety of products with different performance and cost attributes, we have recently organized our marketing organization with groups focused on the strategic needs of our increasingly diverse customer base. We believe this enables us to serve both our core markets and better identify, develop and serve emerging markets.

Our sales organization focuses on deepening our relationship with our customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized by customer type and regionally among North America, Japan, Asia-Pacific (excluding Japan) and

Europe, Africa and the Middle East. In addition, we have a sales operation group which focuses on aligning our production levels with customers’ product requirements. Our sales force works directly with our marketing organization to coordinate our OEM and distribution channel relationships. We maintain sales offices throughout the United States and in Australia, China, France, Germany, Japan, Singapore, Taiwan and the United Kingdom.

With the acquisition of Maxtor, we acquired the right to the use the Maxtor and other related brand names. We believe the Maxtor brand is a valuable asset, and we intend to continue to offer the Maxtor brand of products to consumers globally to broaden our reach into and coverage of these channels as well as optimize the impact of our marketing investments.

Our customer service organization maintains a global network of service points to process warranty returns and manage outsourced repair vendors. We generally warrant our products for periods ranging from one year to five years.

Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

The markets that we compete in are intensely competitive, with disc drive manufacturers not only competing for a limited number of major disc drive customers, but also increasingly competing with other companies in the electronic data storage industry that provide alternative storage solutions, such as flash memory and SSDs. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity; price per unit and price per gigabyte; storage/retrieval access times; data transfer rates; product quality and reliability; production volume capability; form factor; responsiveness to customer preferences and demands; warranty; and brand.

We believe that our disc drive products are competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal disc drive competitors, other competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Disc Drive Competitors.  We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include independent disc drive manufacturers such as Western Digital, as well as large captive manufacturers such as Fujitsu, Samsung, Hitachi, and Toshiba. Because they produce complete computer systems and other non-compute consumer electronics and mobile devices, these “captive manufacturers” can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the disc drives included in their computer systems and allows them to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. In addition, Hitachi (together with affiliated entities), Toshiba and Samsung, each are increasingly integrating other storage technologies such as flash memory, hybrid disc drives and SSDs into its product offerings. Not only may they be willing to sell their disc drives at a lower margin to advance their overall business strategy, their portfolio allows them to be indifferent to which technology prevails over the other. They can offer a broad range of storage media and solutions and focus on those with lowest costs and greatest sales. In connection with our branded storage products, in addition to competing with our disc drive competitors, we also compete with companies such as LaCie S.A. that purchase disc drives for use in their branded storage products from us and our competitors.

Other Competitors.  We also are experiencing competition from companies that provide alternative storage technologies such as flash memory, which have substantially replaced disc drives in lower capacity handheld devices. Principal competitors include Samsung, Hitachi, Micron and SanDisk.

Price Erosion.  Our industry has been characterized by continuous price erosion for disc drive products with comparable capacity, performance and feature sets (i.e., “like-for-like products”). Price erosion for like-for-like products is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted price to gain market share;

•	few newer product introductions when multiple competitors have comparable product offerings;

•	temporary imbalances between industry supply and demand; and

•	seasonally weaker demand which may cause excess supply.

Disc drive manufacturers typically attempt to off-set price erosion with an improved mix of disc drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, it will be necessary to continue to reduce our prices, as well as introduce new product offerings with increased disc drive capacities and/or improved feature sets, utilizing advanced technologies prior to our competitors to take advantage of potentially higher initial profit margins and reduced cost structure on these new products. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Product Life Cycles and Changing Technology.  Historically, competition and changing customer preference and demand in the electronic data storage industry have shortened product life cycles and caused acceleration in the development and introduction of new technology. We believe that our future success will depend upon our ability to develop, manufacture and market products of high quality and reliability which meet changing user needs and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Introduction of any technology that delivers storage at an attractive price, or has other features not available to disc drives, will be disruptive to the disc drive industry. Product life cycles are also being shortened with the increasing capabilities of flash and SSD. For example, our 1-inch disc drive’s life cycle was shortened when it was replaced by flash memory in smaller capacity handheld consumer electronics applications.

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending.

Research and Development

We are committed to developing new component technologies and products and evaluating alternative storage technologies, including flash storage technology. We have increased our focus on research and development and realigned our disc drive development process. This structured product process is designed to bring new products to market in a high volume environment and with quality attributes that our customers expect. Our research group, which is based in Pittsburgh, Pennsylvania, is dedicated to the transition and extending the capacity of perpendicular recording technology as well as exploring alternative data storage technologies. Our advanced technology integration effort focuses disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2007, 2006 and 2005, we had product development expenses of $904 million, $805 million and $645 million, respectively, which represented 8%, 9% and 9% of our consolidated revenue, respectively.

Patents and Licenses

As of June 29, 2007, we had approximately 3,857 U.S. patents and 761 patents issued in various foreign jurisdictions as well as approximately 1,287 U.S. and 651 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the information storage industry, we believe that the improvement of existing products, reliance upon trade secret law, the protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to obtain patents, where available, in connection with our research and development program.

The information storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the information storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 3. Legal Proceedings.” The costs of engaging in intellectual property litigation in the past have been and may be substantial regardless of the merit of the claim or the outcome. We have patent cross-licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we are engaged in negotiations with other major disc drive companies and component manufacturers with respect to ongoing patent cross-licenses.

Backlog

In view of customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the disc drive industry is of limited indicative value in estimating future performance and results.

Employees

At June 29, 2007, we employed approximately 54,000 employees, temporary employees and contractors worldwide, of which approximately 43,000 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

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

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment (“WEEE”) directive, which makes producers of electrical goods, including disc drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

Executive Officers

The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 10, 2007. There are no family relationships among any of our executive officers.

William D. Watkins Chief Executive Officer and Director age 54	Mr. Watkins has been Chief Executive Officer since 2004, and a Director of Seagate since 2000. Prior to that, he was President and Chief Executive Officer from 2004 to 2006; President and Chief Operating Officer from 2000 to 2004; Executive Vice President and Chief Operating Officer from 1998 to 2000; and Executive Vice President, Recording Media Operations from 1996 to 1998.
David A. Wickersham President and Chief Operating Officer age 51	Mr. Wickersham has been President since 2006 and Chief Operating Officer since 2004. Prior to that, he was Chief Operating Officer and Executive Vice President from 2004 to 2006; Executive Vice President, Global Disc Storage Operations from 2000 to 2004, Senior Vice President, Worldwide Product Line Management from 1999 to 2000; and Senior Vice President, Worldwide Materials from 1998 to 1999.
Charles C. Pope Executive Vice President and Chief Financial Officer age 52	Mr. Pope has been Executive Vice President and Chief Financial Officer since 1999. From 1998 to 1999 he was Senior Vice President and Chief Financial Officer. Prior to that, he was Senior Vice President Finance, Storage Products from 1997 to 1998; Vice President Finance, Storage Products from 1996 to 1997; Vice President/General Manager, Media from 1994 to 1996; Vice President Finance and Treasurer from 1991 to 1994; and Vice President, Finance Far East Operations from 1989 to 1991.
Brian S. Dexheimer Executive Vice President and Chief Sales & Marketing Officer age 44	Mr. Dexheimer has been Executive Vice President and Chief Sales & Marketing Officer since 2006. Prior to that he was Executive Vice President, Storage Business and Worldwide Sales, Marketing and Customer Service from 2005 to 2006; Executive Vice President, Worldwide Sales, Marketing and Customer Service from 2000 to 2005; Senior Vice President, Worldwide Sales from 1999 to 2000; Senior Vice President, Personal Storage Group/Product Line Management from 1998 to 1999; Vice President, and General Manager, Removable Storage Solutions from 1997 to 1998.
Todd A. Abbott Executive Vice Present, Sales, Marketing and Customer Service age 48	Mr. Abbott has been Executive Vice President, Sales, Marketing and Customer Service since 2007. Prior to joining Seagate, he was Senior Vice President of Worldwide Sales for Symbol Technologies from 2002 to 2006; Group Vice President in the sales organization for Cisco Systems from 2001 to 2002; and held other senior positions in the sales organization at Cisco from 1994 to 2001.
William L. Hudson Executive Vice President, General Counsel and Corporate Secretary age 55	Mr. Hudson has been Executive Vice President since November 2002, and General Counsel and Corporate Secretary since January 2000. Prior to that he was Senior Vice President, General Counsel and Secretary from January 2000 to November 2002.

Robert Whitmore Executive Vice President and Chief Technical Officer age 45	Mr. Whitmore has been Executive Vice President Product and Process Development and Chief Technical Officer since 2007. Prior to that he was Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President, Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.
Jaroslaw S. Glembocki Senior Vice President, Recording Heads and Media Operations age 51	Mr. Glembocki has been Senior Vice President, Recording Heads and Media Operations since 2000. Prior to that he was Senior Vice President/General Manager, Recording Media Group, from 1997 to 2000; and Vice President, Engineering and CTO Media from 1996 to 1997.
W. David Mosley Senior Vice President, Global Disc Storage Operations age 41	Mr. Mosley has been Senior Vice President, Global Disc Storage Operations since 2007. Prior to that, he was Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.
Patrick J. O’Malley Senior Vice President, Finance, Principal Accounting Officer and Treasurer age 45	Mr. O’Malley has been Senior Vice President, Finance since October 2005, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director of Finance/ Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988.
Glen A. Peterson Senior Vice President, Worldwide Finance age 45	Mr. Peterson has been Senior Vice President, Worldwide Finance since January 2004. Prior to that, he was Vice President, Finance and Treasurer from 1998 to 2004; and Director, Strategic Planning from 1995 to 1998.

Financial Information

Financial information for the Company’s reportable business segments and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data — Note 6, Business Segment and Geographic Information.”

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

Risks Related to Our Business

Competition — Our industry is highly competitive and our products have experienced and will continue to experience significant price erosion and market share variability.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. As a result, the pricing environment in 2007 continued to be very competitive, especially in the March and June 2007 quarters in the mobile compute market and the market for high capacity 3.5-inch ATA disc drives, and we expect pricing to remain competitive for the remainder of fiscal year 2008 as our competitors continue these efforts.

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

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in the notebook and small form factor enterprise markets. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as our competitors enter the market for particular products. When our competitors successfully introduce product offerings, which are competitive with our recently introduced new products, our customers may quickly diversify their sources of supply. Any significant decline in our market share would adversely affect our results of operations.

Principal Competitors — We compete with both independent manufacturers, whose primary focus is producing technologically advanced disc drives, and captive manufacturers, who do not depend solely on sales of disc drives to maintain their profitability.

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Independent	Captive

Western Digital Corporation	Fujitsu Limited
GS Magicstor Inc.	Hitachi Global Storage Technologies Samsung Electronics Incorporated Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources than we do. In addition, Samsung and

Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

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

We have also experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disc drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications like personal media players, these competitors have recently announced SSD products for notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disc drives.

Volatility of Quarterly Results — Our quarterly operating results fluctuate significantly from period to period, and this may cause our shares prices to decline.

In the past, our quarterly revenue and operating results have fluctuated significantly from period to period. We expect this fluctuation to continue for a variety of reasons, including:

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

•	delays or problems in the introduction of our new products, particularly new disc drives with lower cost structures due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•	increased costs or adverse changes in availability of supplies of raw materials or components;

•	the impact of corporate restructuring activities that we may engage in;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors;

•	changes in purchases from period to period by our primary customers, particularly, as our competitors are able to introduce and produce in volume competing disc drive solutions or alternative storage technology solutions, such as flash memory or SSDs;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly at times such as the present time when the industry is served by multiple suppliers, results in supply/demand imbalances;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

New Product Offerings — Market acceptance of new product introductions cannot be accurately predicted, and our results of operations will suffer if there is less demand for our new products than is anticipated.

We are continually developing new products with the goal that we will be able to introduce technologically advanced and lower cost disc drives into the marketplace ahead of our competitors. We are particularly depending on the successful introduction, qualification and volume sales of new lower cost products for our results in the next few quarters.

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

Smaller Form Factor Disc Drives — If we do not continue to successfully market smaller form factor disc drives, our business may suffer.

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Much of our recent revenue growth is derived from the sale of drives for small form factor drives for notebook and enterprise applications.

We have experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disc drives in handheld applications. This competition has largely replaced disc drive products smaller than 1.8-inch with flash memory. However, we believe that disc drives continue to be well suited in applications requiring capacities of 20 gigabytes or more and that the demand for additional storage to store, hold or back up related media content from such handheld devices using flash memory, continues to grow. While this competition has traditionally been in the markets for handheld consumer electronics applications like digital music players and personal media players, these competitors are also attempting to introduce SSD products for notebook and enterprise compute applications.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disc drives or alternative storage products based on flash storage technology, or if flash competitors are successful in achieving customer acceptance of SSD products for notebook and enterprise compute applications, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

Perpendicular Recording Technology — If products based on this technology suffer unanticipated or atypical reliability or operability problems, our operating results will be adversely impacted. In addition, products based on perpendicular technology require increased quantities of precious metals and scarce alloys like platinum and ruthenium which increases risk of higher costs and production delays that could adversely impact our operating results.

In fiscal year 2007, we converted more than half of our products to products using perpendicular technology and we expect that by the end of fiscal year 2008 that all of our products will be based on perpendicular technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel and drive firmware as a system.

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

Seasonality — Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during our fourth fiscal quarter.

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

Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the consumer electronics market.

Difficulty in Predicting Quarterly Demand — If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

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

component supply for our competitors), and with respect to competing alternative storage technology solutions such as SSDs in notebook and enterprise applications;

•	our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•	dependence on our ability to successfully qualify, manufacture and sell in increasing volumes on a cost-effective basis and with acceptable quality its disc drive products, particularly the new disc drive products with lower cost structures;

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

•	accelerated reduction in the price of our disc drives due to technological advances and/or an oversupply of disc drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply demand imbalances;

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore and Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

Dependence on Sales of Disc Drives in Consumer Electronics Applications — Our sales of disc drives for consumer electronics applications which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

Our sales of disc drives for consumer electronics applications have contributed significant revenues to our results for the past several years. The growth rate in consumer electronics products has recently begun to moderate and show more seasonal demand variability. The demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer’s applications, which creates a risk of exposure if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

Dependence on Supply of Components, Equipment, and Raw Materials — If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media and aluminum and glass substrates that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. Recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which is in the process of being acquired by Western Digital. There can be no assurance that we will continue to be able to obtain alternative supply following the purchase of Komag by Western Digital.

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

Importance of Reducing Operating Costs — If we do not reduce our operating expenses, we will not be able to compete effectively in our industry.

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

Industry Demand — Changes in demand for computer systems and storage subsystems has caused and may cause in the future a decline in demand for our products.

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

Dependence on Distributors — We are dependent on sales to distributors, which may increase price erosion and the volatility of our sales.

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

Importance of Time-to-Market — Our operating results may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disc drives featuring leading, high-quality technology and lower per gigabyte storage cost. Historically, our operating results have substantially depended upon our ability to be among the first-to-market with new product offerings. Our market share and operating results in the future may be adversely affected if we fail to:

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

Accounting Charges and Pre-Acquisition Contingencies not Previously Identified Related to Acquisition of Maxtor — We expect the acquisition of Maxtor with Seagate will continue to result in additional accounting charges, that may continue to have an adverse effect on our fiscal year 2008 operating results.

We expect that, as a result of the acquisition of Maxtor, our fiscal year 2008 results of operations will continue to be adversely affected by non-cash accounting charges, the most significant of which relates to the amortization of acquired intangible assets. In addition, pre-acquisition contingencies not previously identified will adversely affect our results of operations.

Dependence on Key Customers — We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including HP, Dell, Sony Corporation (“Sony”), EMC and IBM, account for a large portion of our disc drive revenue. Our recent acquisition of Maxtor may increase our business with certain of our larger customers. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Impact of Technological Change — Increases in the areal density of disc drives may outpace customers’ demand for storage capacity.

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

Changes in Information Storage Products — Future changes in the nature of information storage products may reduce demand for traditional disc drive products.

We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a disc drive. While we are investing development resources in designing disc drives for new applications, it is too early to assess the impact of these new applications on future demand for disc drive products. Products using alternative technologies, such as flash memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

New Product Development and Technological Change — If we do not develop products in time to keep pace with technological changes, our operating results will be adversely affected.

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For the fiscal years 2007, 2006 and 2005, we had product development expenses of $904 million, $805 million and $645 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

Risks Associated with Future Acquisitions — We may not be able to identify suitable strategic alliance, acquisition or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy may involve pursuing strategic alliances with, and making acquisitions of or investments in, other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition and investment candidates. We may not be able to identify suitable acquisition, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential acquisitions will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

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

In addition, we could issue additional common shares in connection with future acquisitions. For example, in May 2006, we issued approximately 97 million of our common shares in connection with our acquisition of Maxtor Corporation. Issuing shares in connection with acquisitions would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline.

Risk of Intellectual Property Litigation — Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

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

We are currently subject to lawsuits involving intellectual property claims brought by Convolve, Inc. and the Massachusetts Institute of Technology in the United States, Shao Tong in Nanjing, China and Siemens AG and StorMedia Texas LLC in the United States which could cause us to incur significant additional costs or prevent us from selling our products; which could adversely effect our results of operations and financial condition.

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

Dependence on Key Personnel — The loss of some key executive officers and employees could negatively impact our business prospects.

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

Substantial Leverage — Our substantial leverage may place us at a competitive disadvantage in our industry.

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

Significant Debt Service Requirements — Servicing our debt requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

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

Restrictions Imposed by Debt Covenants — Restrictions imposed by our existing credit facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

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

A breach of any of the covenants described above or our inability to comply with the required financial ratios could result in a default under our credit facility. If a default occurs, the Administrative Agent of the credit facility may elect to declare all of our outstanding obligations under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly.

System Failures — System failures caused by events beyond our control could adversely affect computer equipment and electronic data on which our operations depend.

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

Economic Risks Associated with International Operations — Our international operations subject us to risks related to currency exchange fluctuations, longer payment cycles for sales in foreign countries, seasonality and disruptions in foreign markets, tariffs and duties, price controls, potential adverse tax consequences, increased costs, our customers’ credit and access to capital and health-related risks.

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

Political Risks Associated with International Operations — Our international operations subject us to risks related to political unrest and terrorism.

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

Legal and Operational Risks Associated with International Operations — Our international operations subject us to risks related to staffing and management, legal and regulatory requirements and the protection of intellectual property.

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

SOX 404 Compliance — While we believe that we currently have adequate internal control procedures in place, we are still exposed to future risks of non-compliance and will continue to incur costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of June 29, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

Volatile Public Markets — The price of our common shares may be volatile and could decline significantly.

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

Failure to Pay Quarterly Dividends — Our failure to pay quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly.

We paid quarterly dividends aggregating $0.38 per share on September 1, 2006, November 17, 2006, February 16, 2007 and May 18, 2007 to our common shareholders of record as of August 18, 2006, November 3, 2006, February 2, 2007 and May 4, 2007, respectively. On July 19, 2007, we declared a quarterly dividend of $0.10 per share that was paid by August 17, 2007 to our common shareholders of record as of August 3, 2007.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

Potential Governmental Action — Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Seagate or its shareholders. For example, the eligibility for favorable tax treatment of taxable distributions paid to U.S. shareholders of Seagate as qualified dividends could be eliminated.

Securities Litigation — Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

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

Our company headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and research and development facilities are located in Colorado, Minnesota, Pennsylvania, Massachusetts and Singapore. Portions of our facilities are occupied under leases that expire at various times through 2082. We occupy a total of 10.6 million square feet, of which, 6.0 million is for manufacturing and warehousing, 1.5 million is for product development, 1.3 million is for administrative purposes and 1.8 million is unoccupied.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8, Note 9, Legal, Environmental, and Other Contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. On November 15, 2006, we submitted our Annual CEO Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “STX” since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low

Quarter ended September 30, 2005	$20.08	$14.50
Quarter ended December 30, 2005	$20.54	$13.82
Quarter ended March 31, 2006	$28.11	$19.69
Quarter ended June 30, 2006	$27.74	$20.94
Quarter ended September 29, 2006	$25.20	$19.15
Quarter ended December 29, 2006	$27.27	$20.73
Quarter ended March 30, 2007	$28.51	$22.94
Quarter ended June 29, 2007	$23.47	$20.10

The closing price of our common shares as reported by the New York Stock Exchange on August 15, 2007 was $23.36 per share. As of August 15, 2007 there were approximately 2,243 holders of record of our common shares. We did not sell any of our equity securities during fiscal year 2007 that were not registered under the Securities Exchange Act of 1933, as amended.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our common shares for the period starting on December 11, 2002, which was the initial trading date of the common shares, to June 29, 2007. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index over the same period. The graph assumes that on December 11, 2002, $100 was invested in our common shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Seagate Technology operates on a 52 or 53 week fiscal year which ends on the Friday closest to June 30. Accordingly, the last trading day of Seagate Technology’s fiscal year may vary. Fiscal year 2005 was 52 weeks long and ended on July 1, 2005. Fiscal year 2006 was 52 weeks long and ended on June 30, 2006. Fiscal year 2007 was 52 weeks long and ended on June 29, 2007.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Dow Jones US Computer Hardware Index

	12/11/02	6/27/03	1/2/04	7/2/04	12/31/04	7/1/05	12/30/05	6/30/06	12/29/06	6/29/07
Seagate Technology	100.00	159.03	169.53	125.81	154.46	156.44	181.98	207.36	243.61	200.86
S&P 500	100.00	105.19	121.12	125.29	134.30	133.22	140.90	144.72	163.16	174.51
Dow Jones US Computer Hardware	100.00	105.80	117.50	115.05	137.45	133.03	143.88	135.88	168.92	193.80

*	$100 invested on 12/11/02 in stock or on 11/30/20 in index-including reinvestment of dividends.
  Indexes calculated on month-end basis.

  Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
  www.researchdatagroup.com/S&P.htm

Dividends

We are currently paying our shareholders a quarterly dividend of no more than $0.10 per share (up to $0.40 per share annually) so long as the aggregate amount of the dividend does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter in which financial statements are internally available.

We are restricted in our ability to pay dividends by the covenants contained in the revolving credit facility. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement (which was amended on September 2, 2004) at least seven members of our board of directors must approve the payment of dividends in excess of 15% of our net income in the prior fiscal year (provided that such consent is not required to declare and pay our regular quarterly dividend of up to $0.10 per share). In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

Since the closing of our initial public offering in December 2002, we have paid dividends, pursuant to our quarterly dividend policy totaling approximately $604 million in the aggregate. The following are dividends paid in the last two fiscal years:

		Dividend
Record Date	Paid Date	per Share

August 5, 2005	August 19, 2005	$0.08
November 4, 2005	November 18, 2005	$0.08
February 3, 2006	February 17, 2006	$0.08
May 5, 2006	May 19, 2006	$0.08
August 18, 2006	September 1, 2006	$0.08
November 3, 2006	November 17, 2006	$0.10
February 2, 2007	February 16, 2007	$0.10
May 4, 2007	May 18, 2007	$0.10

Because we had current earnings and profits in excess of distributions for our taxable year ended June 29, 2007, distributions on our common shares to U.S. shareholders during this period were treated as dividend income for U.S. federal income tax purposes. We anticipate that we will have earnings and profits in excess of distributions in fiscal year 2008. Therefore, distributions to U.S. shareholders in fiscal year 2008 are anticipated to be treated as dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

Furthermore, we believe that we were a foreign personal holding company for U.S. federal income tax purposes for our taxable years ended July 1, 2005 and July 2, 2004. Pursuant to the American Jobs Creation Act of 2004, foreign corporations will be excluded from the application of the personal holding company rules of the Internal Revenue Code of 1986, as amended (the “Code”), effective for taxable years of foreign corporations beginning after December 31, 2004. For us, the effective date was our fiscal year beginning July 2, 2005. As a result, if taxable distributions on our common shares are made after July 1, 2005, U.S. shareholders who are individuals may be eligible for reduced rates of taxation applicable to certain dividend income (currently a maximum rate of 15%) on distributions made after the effective date.

Repurchases of Our Equity Securities

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. From the authorization of this repurchase program and through the fiscal year ended June 29, 2007, we repurchased approximately 62.0 million shares at an average price of $24.62, all of which were considered cancelled and are no longer outstanding. We repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, according to which we prepaid the financial institutions a fixed amount to deliver a variable number of shares at future dates. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common shares. Our policy to date has been to enter into such transactions only when the discount that we receive is higher than the foregone return on our cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institutions to return any portion of the prepayment to us. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The agreements do not contain an embedded derivative. The prepayments were recorded as a reduction to shareholders’ equity when paid and the shares were deducted from shares outstanding. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events which are outside the control of Seagate and the financial institutions. The parameters used to calculate the final number of shares deliverable are the total notional amount of the contract and the average VWAP of our common shares during the contract period less the agreed upon discount. The contracts are indexed solely to the price of Seagate’s common shares.

During fiscal year 2007, we repurchased 24.3 million shares through open market repurchases. In addition, we made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to us were cancelled and are no longer outstanding. At June 29, 2007, there were no outstanding prepaid forward agreements to repurchase our common shares.

As of June 29, 2007, we had approximately $974 million remaining under the authorized $2.5 billion stock repurchase program. Share repurchases during fiscal year 2007 were as follows:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares
			Purchased Under	That May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs
	(In millions)		(In millions)	(In millions)

Through 3rd Quarter of
Fiscal 2007	52.2	$25.34	52.2	$1,176
April 2007	—	$—	52.2	$1,176
May 2007	9.8	$20.76	62.0	$974
June 2007	—	$—	62.0	$974

Total Through 4th Quarter of Fiscal Year 2007	62.0	$24.62	62.0	$974

During the fourth quarter of fiscal year 2006, we repurchased 16.7 million shares under a previously authorized stock repurchase program. The program authorizing repurchases in the fourth quarter of fiscal year 2006 was completed and there is no outstanding authority for further shares to be purchased under that program.

ITEM 6.	SELECTED FINANCIAL DATA

We list in the table below selected historical consolidated and combined financial information relating to us for the periods indicated.

•	We have derived our historical financial information as of and for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 from our audited consolidated financial statements and related notes included elsewhere in this report.

•	We have derived our historical financial information as of and for the fiscal years ended July 2, 2004 and June 27, 2003 from our audited consolidated financial statements and related notes not included in this report.

	Fiscal Years Ended
	June 29,	June 30,	July 1,	July 2,	June 27,
	2007	2006(1)	2005	2004	2003
	(In millions, except per share data)

Revenue	$11,360	$9,206	$7,553	$6,224	$6,486
Gross margin	2,185	2,137	1,673	1,459	1,727
Income from operations	614	874	722	444	691
Net income	913	840	707	529	641
Basic net income per share	1.64	1.70	1.51	1.17	1.53
Diluted net income per share	1.56	1.60	1.41	1.06	1.36
Total assets	9,472	9,544	5,244	3,942	3,517
Total debt	2,063	970	740	743	749
Shareholders’ equity	$4,737	$5,212	$2,541	$1,855	$1,316
Number of shares used in per share computations:
Basic	558	495	468	452	418
Diluted	587	524	502	498	470
Cash dividends declared per share	$0.38	$0.32	$0.26	$0.20	$0.71

(1)	Seagate Technology’s results include Maxtor’s results from May 19, 2006 through June 30, 2006.

Year Ended June 29, 2007

Includes a $359 million tax benefit resulting from a favorable adjustment to the valuation allowance related to our deferred tax assets, $101 million of stock-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), a $40 million increase in the provision for doubtful accounts receivable related to the termination of our distributor relationship with eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”), a $29 million restructuring charge, a $19 million charge related to the redemption of our $400 million 8% Senior Notes previously due 2009 (“8% Notes”) and charges related to our acquisition of Maxtor which include $42 million in integration and retention costs, net of related tax effects, $150 million in amortization of acquired intangibles, $27 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged and the settlement of $18 million in customer compensatory claims related to legacy Maxtor products.

Year Ended June 30, 2006

Includes $74 million of stock-based compensation expense as a result of our adoption of SFAS No. 123(R), Maxtor’s operating losses from May 19, 2006 through June 30, 2006 and charges related to our acquisition of Maxtor which include $38 million in integration and retention costs, net of related tax effects, $24 million in amortization of acquired intangibles and $16 million in stock-based compensation charges.

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

The following is a discussion of the financial condition and results of operations for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. We also sell under the Seagate and Maxtor brands storage products containing our disc drives.

We sell our disc drives primarily to major original equipment manufacturers (OEMs), and also market to distributors under our globally recognized brand names. For the fiscal years 2007, 2006 and 2005, approximately 64%, 72% and 72%, respectively, of our disc drive revenue was from sales to OEMs, of which Hewlett-Packard was the only customer exceeding 10% of our disc drive revenue in all of these respective periods while Dell exceeded 10% of our disc drive revenue in fiscal years 2006 and 2005. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 30%, 25% and 26% of our disc drive revenue in fiscal years 2007, 2006 and 2005, respectively. Retail sales in fiscal year 2007, as a percentage of our disc drive revenue, was 6%, compared to 3% and 2% in fiscal years 2006 and 2005, respectively. For fiscal years 2007, 2006 and 2005, approximately 30%, 30% and 31%, respectively, of our disc drive revenue came from customers located in North America, approximately 27%, 27% and 28%, respectively, came from customers located in Europe and approximately 43%, 43% and 41%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

In addition to manufacturing and selling disc drives and branded storage products, we provide data storage services for small to medium size businesses, including online backup, data protection and recovery solutions through EVault, Inc. (“EVault”), which we acquired in fiscal year 2007.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Disc Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development expenditure required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. Our recent acquisition of Maxtor Corporation (“Maxtor”) in May 2006 is an example of such industry consolidation. In March 2007, TDK, a disc drive head manufacturer, announced its pending acquisition of Alps, also a disc drive head manufacturer, while in June 2007, Western Digital announced that it is acquiring Komag. We believe industry consolidation is likely to continue in the disc drive industry through combinations of disc drive manufacturers, component manufacturers, or both, as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of larger-scale operations.

Price Erosion

Our industry has been characterized by continuous price erosion for disc drive products with comparable capacity, performance and feature sets (i.e., “like-for-like products”). Price erosion for like-for-like products is more pronounced during periods of:

•	industry consolidation in which competitors aggressively use discounted price to gain market share;

•	few new product introductions when multiple competitors have comparable or alternative product offerings;

•	temporary imbalances between industry supply and demand; and

•	seasonally weaker demand which may cause excess supply.

Disc drive manufacturers typically attempt to off-set price erosion with an improved mix of disc drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

We expect that price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices as well as introduce new product offerings that utilize advanced technologies prior to that of our competitors to take advantage of potentially higher initial profit margins and reduced cost structure on these new products. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Disc Drive Industry Demand Trends

We believe that the disc drive industry is experiencing the following growth trends relative to overall unit demand, including:

•	The broad, global expansion of the creation, aggregation, distribution and consumption of all types of digital content has resulted in the rapid growth in demand for electronic data storage hardware solutions that either directly utilize disc drives or indirectly drive the demand for additional disc drive storage to store, host or back up related digital content.

•	The need to address the expansion in data storage management requirements has increased the demand for new hardware storage solutions for both mission critical and business critical enterprise storage.

Many enterprises are moving away from the use of server-attached storage to network-attached storage for mission critical enterprise storage. We expect the market for these solutions will likely grow, resulting in greater opportunities for the sale of high-performance, high capacity disc drives. Many enterprises are also consolidating data centers, aiming to increase speed and reliability within a smaller space, reduce network complexity and increase energy savings. This has led to an increased demand for more energy efficient, small form factor disc drives. Recently, solid state drive (SSDs) storage application that uses flash storage technology as an alternative to disc drive storage technology, has been introduced as a potential alternative to redundant system startup or boot disc drives.

In addition to the growth in mission critical enterprise storage, there has also been significant growth in the use of high capacity, enterprise class serial advanced technology architecture (SATA) products in business critical storage systems used by enterprises to store and access capacity-intensive non-critical data. This application is exemplified by growth in content aggregation and distribution by companies like Google Inc., Yahoo! Inc. and News Corp as well as storage service providers. We believe that this growth in demand for disc drives for use in business critical storage systems is likely to shift some demand from disc drives used in traditional mission critical enterprise storage in the longer term.

•	The mobile computing market is expected to grow faster than that for desktop computers as price and performance continue to improve. Notebooks are increasingly replacing desktop computers and are progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. We estimate that in fiscal year 2007, industry shipments of disc drives for mobile compute applications grew approximately 35% from fiscal year 2006.

The disc drive industry has recently introduced new hybrid disc drives that add flash memory to a disc drive to provide customers with a single, integrated solution with enhanced performance, better power utilization, quicker start-up speed and prolonged disc drive durability. Certain companies have also recently introduced SSDs for the mobile compute applications that directly compete with mobile disc drives. The current cost per gigabyte for SSDs is significantly higher than the cost per gigabyte for disc drives and is projected to remain higher for the foreseeable future, which we believe will largely inhibit the use of SSDs in many price-sensitive mass-market mobile compute applications.

•	While we believe growth in disc drives for desktop computing has recently moderated, in part due to the shift from desktop computers to notebook computers, particularly in developed countries. We believe that current growth in demand for disc drives in desktop computing is concentrated in developing markets where price remains a primary consideration in compute application data storage purchases.

•	Disc drives in the consumer electronics markets are primarily for use in DVRs and gaming consoles which require more storage capability than can be provided in a cost-effective manner with alternative technologies such as flash memory, which are better suited to lower capacity consumer electronics applications. We believe the demand for disc drives in consumer electronics will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. With respect to handheld applications, we believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. However, we believe that disc drives continue to be well suited in applications requiring capacities of 20 gigabytes or more, and that the demand for disc drives as additional storage to store, hold or back up related media content from such handheld devices, continues to grow.

•	We believe that industry demand for storage products is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Product Life Cycles and Changing Technology

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

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending. We expect normal industry seasonal patterns of increased demand for the September quarter.

Recording Media

Consistent with our expectations that the disc drive industry will continue to consolidate and integrate, Western Digital is in the process of acquiring Komag, a third-party supplier of recording media. Although this transaction may limit Komag’s supply of media to the disc drive industry in the long-term, we believe that there is adequate supply to meet currently identified industry demand, and that there is enough time to readjust supply chains if needed.

Raw Material Constraints

Perpendicular recording technology requires more layers and the use of more precious metals and scarce alloys in the sputtering process required to create such layers. As a result, products utilizing perpendicular recording technology are more sensitive to fluctuations in prices and availability of precious metals and scarce alloys such as platinum and ruthenium. As product offerings transition to perpendicular recording technology, companies will be required to maintain an increased inventory of these precious metals and scarce alloys.

Industry Supply Balance

Finally, to the extent that the disc drive industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the June 2007 quarter with what we believe to be less than five weeks of distribution inventory in the desktop channel, which is consistent with historical seasonal patterns.

Seagate Overview

We are the leader in the disc drive industry with products that address the enterprise, desktop, mobile computing and consumer electronics and branded solutions storage markets. The Seagate 3.5-inch and 2.5-inch disc drive units used in our branded storage products are reported in the desktop and mobile market information, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which allows us to respond to customers and market opportunities. Our technology ownership, combined with our integrated design and manufacturing approach, have allowed us to effectively leverage our leadership in traditional computing to enter new markets with only incremental product development and manufacturing costs.

Maxtor acquisition

During fiscal year 2007, we completed our integration of Maxtor, including customer and product transitions where we replaced Maxtor designed disc drive products with Seagate designed disc drive products, allowing us to improve our capacity utilization and further lower our cost structure. We achieved our goals of retaining a substantial portion of the market share held by Maxtor prior to the acquisition. We also continued to advance what we believe to be our technology and cost leadership positions, maintaining our position in key markets and introducing new products in core markets while developing additional value streams in new and emerging markets.

Our fiscal year 2007 included Maxtor’s operating losses largely recognized during the first half of the fiscal year as we transitioned Maxtor products to Seagate products and acquisition and integration related charges recognized over the entire fiscal year. Although we substantially completed the Maxtor restructuring and integration activities during the December 2006 quarter, certain operating expenses and acquisition related charges continued during the last half of the fiscal year, the most significant of which related to the amortization of acquired intangible assets. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

Operating performance

•	Revenue — Revenue in fiscal year 2007 was approximately $11.4 billion, an increase of 23% over fiscal year 2006, mainly from an increase of 34% in the number of disc drives shipped as a result of the retention of a portion of Maxtor’s market share, but also due to continued growth in digital content and the resulting increase in demand for storage and growth in the mobile market, coupled with customer acceptance of our new products, including growth in branded storage products shipped to retail customers. The increase in the number of units shipped was off-set by price erosion which was particularly pronounced in the first half of fiscal year 2007 in the desktop and mobile markets, in part as market share gains became the primary focus of a number of our competitors after our acquisition of Maxtor in late fiscal year 2006, as well as during the last half of the fiscal year, where the pricing environment for high capacity 3.5-inch ATA disc drives was more aggressive than we anticipated and where price erosion in the mobile market continued to be aggressive.

•	Enterprise — We believe we increased our leadership position in the enterprise market, shipping16.7 million units during fiscal year 2007, an increase of 17% from 14.3 million units in fiscal year 2006. During the June 2007 quarter, we shipped 4.3 million disc drives, an increase of 2% from the year-ago quarter and an increase of 3% from the immediately preceding quarter. Increases in unit shipments compared to the year-ago quarter were driven by our retention of Maxtor market share and an accelerating trend in both the adoption of small form factor products as well as high-capacity products for Internet infrastructure applications.

•	Mobile — In fiscal year 2007, we believe the overall mobile compute market grew 35% from fiscal year 2006, with Seagate shipping 19.4 million units, an increase of 56% over fiscal year 2006. During the June 2007 quarter, we shipped 6.1 million disc drives, an increase of 80% from the year-ago quarter and an increase of 30% from the immediately preceding quarter. We believe our share of the mobile compute market increased during the fiscal year and particularly during the June 2007 quarter, largely as a result of greater market access through additional qualifications of our mobile compute products and use of our mobile products in branded storage products. There was also a strong trend toward higher capacity products.

•	Desktop — In fiscal year 2007, we believe we maintained our market leadership position with shipments of 97.8 million units, an increase of 33% over fiscal year 2006. During the June 2007 quarter, we shipped 23.8 million units, an increase of 19% from the year-ago quarter and essentially flat from the immediately preceding quarter. The increase from the year-ago quarter was mainly driven by our retention of Maxtor market share, the continued growth in digital content and the resulting increase in overall demand for desktop storage products and the use of our desktop disc drives in our branded storage products. In the global distribution channel, we exited the June 2007 quarter with distribution channel inventory for desktop products at less than five weeks.

•	Consumer — In fiscal year 2007, we shipped a total of 25.3 million disc drives in the consumer electronics (CE) market, an increase of 40% from fiscal year 2006. During the June 2007 quarter, we shipped 5.0 million disc drives driven primarily by shipments into gaming applications and DVRs. This represents a 16% and 26% decrease from the year-ago quarter and immediately preceding quarter, respectively. The decrease from the immediately preceding quarter is mainly due to lower shipments into the DVR and gaming portions of the CE market. The decrease from the year-ago quarter was mainly driven by a significant reduction in the number of disc drives shipping into handheld applications and a reduction in gaming shipments, partially off-set by an increased demand in the DVR portion of the CE market.

Other factors affecting income — In fiscal year 2007, our operating results were favorably impacted by the elimination of variable performance-based compensation compared to an expense of $163 million recorded in fiscal year 2006. We expect that we will incur expenses related to variable performance-based compensation in fiscal year 2008. Our operating results were also favorably impacted by a $359 million tax adjustment that reflected a change to our valuation allowance for deferred tax assets (see Note 4 to the Consolidated Financial Statements elsewhere in this report). Additionally, the proceeds of our $1.5 billion in new long-term debt was used to retire our 8% Senior Notes previously due 2009 (“8% Notes”) and to buy back shares of our common stock, thereby decreasing our outstanding common shares by over 40 million shares. Interest expense in fiscal year 2007, excluding $19 million in expenses related to the retirement of the 8% Notes, was approximately $80 million more than in fiscal year 2006 because of additional interest expense related to the $1.5 billion in new long-term debt and because the debt assumed from the Maxtor acquisition represented less than two months of interest in fiscal year 2006. Interest expense, based on the debt outstanding at the end of fiscal year 2007, will be over $30 million per quarter in fiscal year 2008.

Seasonality

Historically, we have exhibited seasonally lower unit demand during the second half of each fiscal year, however, there were some recent quarters in fiscal year 2005 and fiscal year 2006 in which these seasonal trends were moderated. We saw a return to traditional seasonality in fiscal year 2007. For the September 2007 quarter, we expect to see demand in the desktop, mobile and consumer electronics markets to be seasonally higher than the June 2007 quarter, while we expect demand in the enterprise market to be flat to slightly up compared to the June 2007 quarter.

Recording Media

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. We are continuing to expand our media production facilities in Singapore, and have relocated certain of the acquired Maxtor media manufacturing equipment to Asia. We do not expect our new media facility in Singapore to be fully operational until towards the end of fiscal year 2008. Our long-term strategy is to externally purchase no more than 15% of total recording media requirements.

We purchase approximately 70% of our aluminum substrates for recording media production from third parties. We are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia which will allow us to decrease our purchases of aluminum substrates from third parties. We also purchase all of our glass substrates from third parties (mainly in Japan), which are used to manufacture our disc drives for mobile and small form factor consumer electronics products.

Recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which is in the process of being acquired by Western Digital. We are engaged in discussions with other suppliers to ensure supply continuity should Komag decrease its supply to us after the closing of the acquisition by Western Digital.

Raw Materials

We believe Seagate is leading the transition to perpendicular recording technology. We are currently shipping perpendicular technology based products for all four major markets, and during the June 2007 quarter, we shipped over 28 million disc drives that use perpendicular recording technology compared to 17 million disc drives shipped in the immediately preceding quarter. We expect that by the end of fiscal year 2008, all of our drive shipments will utilize perpendicular recording technology. Our products based on perpendicular technology require increased quantities of precious metals like ruthenium, which has led to an increase (that is likely to continue) in the inventory levels for these raw materials. The price of ruthenium has increased significantly over the last year and may continue to be volatile. In addition, ruthenium has at times been difficult to acquire. We believe we have adequate supply plans in place to support our expected perpendicular product ramp requirements.

Investments

In fiscal year 2007, we made $906 million of capital investments, $218 million of which occurred in the June 2007 quarter. For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

In January 2007, we completed our acquisition of EVault in an all cash transaction valued at approximately $186 million, which includes approximately $2 million in acquisition costs as part of our effort to extend our storage solutions offerings.

Results of Operations

We list in the tables below the historical consolidated statements of operations in dollars and as a percentage of revenue for the fiscal years indicated.

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Revenue	$11,360	$9,206	$7,553
Cost of revenue	9,175	7,069	5,880

Gross margin	2,185	2,137	1,673
Product development	904	805	645
Marketing and administrative	589	447	306
Amortization of intangibles	49	7	—
Restructuring and other	29	4	—

Income from operations	614	874	722
Other income (expense), net	(53)	50	10

Income before income taxes	561	924	732
Provision for (benefit from) income taxes	(352)	84	25

Net income	$913	$840	$707

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of revenue	81	77	78

Gross margin	19	23	22
Product development	8	9	9
Marketing and administrative	5	5	4
Amortization of intangibles	1	—	—
Restructuring and other	—	—	—

Income from operations	5	9	9
Other income (expense), net	—	1	—

Income before income taxes	5	10	9
Provision for (benefit from) income taxes	(3)	1	—

Net income	8%	9%	9%

Fiscal Year 2007 Compared to Fiscal Year 2006

The fiscal year 2007 results include the results of Maxtor for the entire year, while fiscal year 2006 include the results of Maxtor from May 19, 2006 to June 30, 2006. In connection with the Maxtor acquisition, we incurred a number of accounting charges and other costs, which impacted our earnings for the entire fiscal year 2007 and during the fourth quarter of fiscal year 2006.

Revenue.  Revenue for fiscal year 2007 was approximately $11.4 billion, up 23% from approximately $9.2 billion in fiscal year 2006. The increase in revenue from fiscal year 2006 was driven by a 34% increase in the unit volume of disc drives shipped from 118.7 million units to 159.2 million units principally as a result of the retention of a portion of Maxtor’s market share, offset by a 9% reduction in our average sales price from $78 to $71 per unit and a weaker than anticipated demand for large capacity 3.5-inch ATA disc drives. The comparative decrease in average sales price per unit in the period resulted from price erosion that more than offset improved product mix.

Unit shipments for our products in fiscal year 2007 were as follows:

•	Enterprise — 16.7 million, up from 14.3 million units in fiscal year 2006.

•	Mobile — 19.4 million, up from 12.5 million units in fiscal year 2006.

•	Desktop — 97.8 million, up from 73.8 million units in fiscal year 2006.

•	Consumer — 25.3 million, up from 18.1 million units in fiscal year 2006.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. During fiscal year 2007, sales programs recorded as contra revenue, were approximately 9% of our gross revenue, compared to 7% of our gross revenue for fiscal year 2006. The increase in sales programs as a percentage of gross revenue from fiscal year 2006 was primarily the result of a higher mix of sales to distributors and retail customers which generally require higher program support than OEM sales and to a more aggressive pricing environment. Point-of-sale rebates, sales price adjustments and price protection accounted for a substantial portion of the increase in sales programs.

Cost of Revenue.  Cost of revenue for fiscal year 2007 was approximately $9.2 billion, up 30% from approximately $7.1 billion in fiscal year 2006, principally as a result of the acquisition of Maxtor. Gross margin as a percentage of revenue for fiscal year 2007 was 19% as compared with 23% for fiscal year 2006.

The gross margin percentage decrease from fiscal year 2006 was due to the sale of lower margin Maxtor designed products during the first six months of fiscal year 2007; costs and charges related to our acquisition of Maxtor during fiscal year 2007 (including integration and retention costs of $54 million, stock-based compensation of $27 million, amortization of existing technology of $150 million, and an $18 million accrual for the settlement of customer compensatory claims associated with quality issues related to legacy Maxtor products shipped prior to the closing of the Maxtor acquisition); and an aggressive pricing environment in fiscal year 2007, particularly in the high capacity 3.5-inch and mobile markets in the first half of the year, and the low end OEM desktop and mobile markets in the second half. These effects were partially offset by the elimination of variable performance-based compensation for fiscal year 2007, compared to an expense of $76 million recorded in Cost of revenue in fiscal year 2006.

Product Development Expense.  Product development expense increased by $99 million, or 12%, for fiscal year 2007 when compared with fiscal year 2006. The increase in product development expense from fiscal year 2006 was primarily due to increases of $115 million in salaries and benefits resulting from increased staffing levels due in part to the retention of certain Maxtor employees, and $10 million in stock-based compensation related to the Maxtor acquisition, $7 million in non-Maxtor stock-based compensation and $4 million in the write-off of in-process research and development related to our acquisition of EVault, partially offset by the elimination of variable performance-based compensation for fiscal year 2007, compared to an expense of $46 million in fiscal year 2006.

Marketing and Administrative Expense.  Marketing and administrative expense increased by $142 million, or 32%, for fiscal year 2007 when compared with fiscal year 2006. The increase in marketing and administrative expense from fiscal year 2006 was primarily due to the recording in our first quarter of a $40 million increase in the provision for doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”), previously our largest distributor, an increase of $86 million in salaries and benefits resulting from increased staffing levels due in part to the retention of certain Maxtor employees, an increase of $5 million in integration and retention costs related to the Maxtor acquisition, an increase of $11 million in advertising expense and an increase of $11 million in non-Maxtor stock-based compensation. These increases were partially offset by the elimination of variable performance-based compensation for fiscal year 2007, compared to an expense of $41 million in fiscal year 2006.

Amortization of Intangibles.  Amortization of intangibles increased by $42 million primarily due to the amortization of intangibles acquired in the Maxtor and EVault acquisitions.

Restructuring and Other.  During fiscal year 2007, we recorded restructuring costs of approximately $33 million in connection with our ongoing restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated business requirements, primarily in our U.S. and Far East operations and asset impairments. The restructuring costs were comprised of employee termination costs of approximately $14 million relating to a reduction in our workforce, approximately $11 million in charges related to impaired facility improvements and equipment as a result of the alignment plan, and approximately $8 million in charges related to impaired other intangibles. These restructuring activities are expected to be completed by the end of fiscal year 2008. Additionally, we reversed $4 million of restructuring accruals relating to the sale of a surplus building impaired in a prior restructuring.

Net Other Income (Expense).  Net other income changed by $103 million from net other income of $50 million in fiscal year 2006 to net other expense of $53 million in fiscal year 2007. The change from fiscal year 2006 was primarily due to an increase in interest expense of $81 million related to our new $1.5 billion long-term debt issued in September 2006, as well as debt acquired in the Maxtor acquisition, and expenses of $19 million incurred in October 2006 related to the early retirement of our 8% Notes. The $1.5 billion in new long-term debt was used to retire the 8% Notes and to buy back shares of our common stock. Interest expense in fiscal year 2007, excluding the expenses related to the early retirement of the 8% Notes, was approximately $80 million more than in fiscal year 2006 because of additional interest expense related to the $1.5 billion in new long-term debt and because the debt assumed from the Maxtor acquisition represented less than two months of interest in fiscal year 2006.

Income Taxes.  We recorded a benefit from income taxes of $352 million for the fiscal year ended June 29, 2007 compared to a provision for income taxes of $84 million for the fiscal year ended June 30, 2006. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020. Our provision for income taxes recorded for the fiscal year ended June 29, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) a decrease in our valuation allowance for certain deferred tax assets and (ii) the tax benefit related to the aforementioned tax holidays and tax incentive programs. Our provision for income taxes recorded for the fiscal year ended June 30, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain deferred tax assets, and (iii) utilization of research tax credits generated in the current year.

Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 (“IRC Section 382”) on usage of certain tax attributes (further described below), we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

During fiscal year ended June 29, 2007, we reduced our valuation allowance recorded in prior years for our deferred tax assets by $641 million. This release of valuation allowance was largely due to the completion during fiscal 2007 of the restructuring of our intercompany arrangements, which enabled us to forecast our U.S. profits with greater certainty and the recording of a U.S. taxable gain in connection with the intercompany sale of certain Maxtor intangible assets as described below. As a result of the valuation allowance release, we recorded a U.S. deferred tax benefit of $319 million and a $322 million reduction in the goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets primarily for tax net operating loss carryovers. The valuation allowance was reduced primarily to reflect the realization of acquired Maxtor net operating loss carryforwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the intercompany sale of certain intellectual property rights to a foreign subsidiary. Approximately $120 million of tax expense associated with the gain on the intercompany sale of intangibles has been capitalized in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and is being amortized to income tax expense over a sixty-month period, which approximates the expected useful life of the intangibles sold in the intercompany transaction.

As of June 29, 2007, we recorded net deferred tax assets of $768 million, the realization of $663 million of which is primarily dependent on our ability to generate sufficient taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of IRC Section 382 on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 29, 2007, $1.4 billion and $337 million of U.S. federal and state net operating losses, respectively, and $47 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

On January 3, 2005, we underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by our then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 29, 2007, there were $447 million of U.S. net operating loss carryforwards and $111 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change. To the extent we believe it is more likely than not that the deferred tax assets associated with tax attributes subject to this IRC Section 382 limitation will not be realized, a valuation allowance has been provided.

The Internal Revenue Service (“IRS”) is currently examining our federal income tax returns for fiscal years ending in 2001 through 2004. The timing of the settlement of these examinations is uncertain. We believe that adequate amounts of tax have been provided for any final assessments that may result.

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

Unit shipments for our products in fiscal year 2006 were as follows:

•	Consumer — 18.1 million, up from 16.7 million units in fiscal year 2005.

•	Mobile — 12.5 million, up from 5.7 million units in fiscal year 2005.

•	Enterprise — 14.3 million, up from 13.5 million units in fiscal year 2005.

•	Desktop — 73.8 million, up from 62.2 million units in fiscal year 2005.

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

Cost of Revenue.  Cost of revenue for fiscal year 2006 was approximately $7.1 billion, up 20% from approximately $5.9 billion in fiscal year 2005. Gross margin as a percentage of revenue for fiscal year 2006 was 23% as compared with 22% for fiscal year 2005. The increase in gross margin as a percentage of revenue from fiscal year 2005 was primarily due to higher overall unit shipments and an increase mix of new higher-margin products partially offset by higher costs associated with new product transitions, increased warranty cost and customer service inventory write-downs, stock-based compensation costs, price erosion, and in connection with the Maxtor acquisition, an increasingly under-utilized manufacturing infrastructure required to build Maxtor-designed disc drive products and purchase accounting related costs including integration and retention costs, stock-based compensation and amortization of existing technology.

Product Development Expense.  Product development expense increased by $160 million, or 25%, for fiscal year 2006 when compared with fiscal year 2005. The increase in product development expense from fiscal year 2005 was primarily due to increases of $65 million in salaries resulting and benefits from increased staffing levels and variable performance-based compensation, $38 million in product development support costs, $24 million in stock-based compensation and $28 million in costs related to the Maxtor acquisition, including integration and retention costs and stock-based compensation.

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

Restructuring.  During fiscal year 2006, we recorded restructuring costs of approximately $4 million in connection with our ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of our global workforce with existing and anticipated business requirements in our Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We have substantially completed these restructuring activities.

In connection with the Maxtor acquisition, we accrued certain exit costs aggregating $251 million, all of which increased goodwill and did not impact our operating results. See Note 10 of the Notes to Consolidated Financial Statements elsewhere in this report.

Net Other Income (Expense).  Net other income increased by $40 million for fiscal year 2006 when compared with fiscal year 2005. The change from fiscal year 2005 was primarily due to an increase in interest income of $33 million resulting from higher average interest rates and higher average balances in our interest bearing accounts and a decrease in interest expense of $7 million resulting from the pay off of a term loan in fiscal year 2006.

Income Taxes.  We recorded a provision for income taxes of $84 million for the fiscal year ended June 30, 2006 compared to a provision for income taxes of $25 million for the fiscal year ended July 1, 2005. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2015. Our provision for income taxes recorded for the fiscal year ended June 30, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain deferred tax assets, and (iii) utilization of research tax credits generated in the current year. Our provision for income taxes for the fiscal year ended July 1, 2005 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain foreign deferred income tax assets, (iii) a tax benefit related to a reduction in previously accrued foreign income taxes, and (iv) utilization of research tax credits generated in that year. Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets, (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes (further described below), and (iii) use of tax attributes acquired from Maxtor and other acquisitions for which a valuation allowance has initially been recognized that, if reversed, will be reversed to goodwill, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities were not recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

As of June 30, 2006, we had recorded net deferred tax assets of $78 million, the realization of which was primarily dependent on our ability to generate sufficient taxable income in fiscal years 2007 and 2008. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

We had approximately $1.1 billion in cash, cash equivalents and short-term investments at June 29, 2007, which includes $988 million of cash and cash equivalents. Cash and cash equivalents increased by $78 million during fiscal year 2007. This increase in cash and cash equivalents during fiscal year 2007 was primarily attributable to net proceeds received from the issuance of long-term debt totaling approximately $1.5 billion, cash provided by operating activities and maturities and sales of short-term investments in excess of purchases of short-term investments, substantially offset by capital expenditures, the redemption of our 8% Notes, the repurchase of our common shares and the acquisition of EVault.

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

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2007 was approximately $943 million and consisted primarily of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation and tax benefits related to a change in our valuation allowance for deferred tax assets, combined with a decrease in accounts payable, variable performance-based compensation earned during fiscal year 2006 and paid in fiscal year 2007 and the payment of accrued exit costs and retention bonuses related to the Maxtor acquisition, partially offset by a reduction in inventories.

Cash provided by operating activities for fiscal year 2006 was approximately $1.5 billion and consisted primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation, combined with an increase in accounts receivable and inventories, partially offset by increases in accounts payable and accrued expenses.

Cash provided by operating activities for fiscal year 2005 was approximately $1.4 billion and consisted primarily of net income adjusted for non-cash items including depreciation and amortization, combined with an increase in accounts payable and accrued expenses offset by an increase in accounts receivable.

Cash Used in Investing Activities

During fiscal year 2007, we used $402 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $906 million and $178 million (net of cash acquired) for the acquisition of EVault, partially offset by $675 million of maturities and sales of short-term investments in excess of purchases of short-term investments. The approximately $906 million we invested in property, equipment and leasehold improvements was comprised of:

•	$219 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$418 million to upgrade the capabilities of our thin-film media operations in the United States, Singapore and Northern Ireland;

•	$240 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$29 million for other capital additions.

Net cash used in investing activities was approximately $561 million for fiscal year 2006 and was primarily attributable to expenditures for property, equipment and leasehold improvements partially offset by the maturities and sales of short-term investments in excess of purchases thereof as well as net cash acquired from Maxtor. Specifically, during fiscal year 2006, we invested approximately $1.0 billion in property, equipment and leasehold improvements comprised of:

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

Net cash used in investing activities was approximately $1.1 billion for fiscal year 2005 and was primarily attributable to expenditures for property, equipment and leasehold improvements and the purchases of short-term investments in excess of maturities and sales thereof.

The increase in the investment in property, equipment and leasehold improvements during fiscal years 2007 and 2006 as compared with fiscal year 2005 was for increased capacity to support increased unit shipments and additional capacity for the ramp-up and production of Seagate-designed disc drive products to replace legacy Maxtor-designed products. For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities of $463 million for fiscal year 2007 was primarily attributable to approximately $1.5 billion used for the repurchases of our common shares, $416 million used in the redemption of our 8% Notes and $212 million of dividends paid to our shareholders, largely offset by approximately $1.5 billion received from the issuance of long-term debt and $219 million cash provided by employee stock option exercises and employee stock purchases.

Net cash used in financing activities of $732 million for fiscal year 2006 was primarily attributable to $399 million used in the repurchases of common shares, the repayment of a $340 million term loan and $155 million of dividends paid to our shareholders, partially offset by $118 million cash provided by employee stock option exercises and employee stock purchases.

Net cash used in financing activities of $35 million for fiscal year 2005 was primarily attributable to dividends of $122 million paid to our shareholders and principal payments on our senior secured credit facilities offset by $90 million in cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of June 29, 2007, consisted of: (1) approximately $1.1 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving facility, which we entered into in September 2006, replaced our previous $100 million revolving credit facility. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of June 29, 2007, leaving $453 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 29, 2007, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

In October 2006, we used $416 million of the net proceeds from the September 2006 issuance of $1.5 billion debt to redeem the $400 million principal amount of our 8% Notes and pay a $16 million redemption premium.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the June 2007 quarter, we have paid dividends to our shareholders.

On September 1, 2006, November 17, 2006, February 16, 2007 and May 18, 2007, we paid dividends aggregating approximately $212 million, or $0.38 per share, to our common shareholders of record as of August 18, 2006, November 3, 2006, February 2, 2007 and May 4, 2007. On July 19, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before August 17, 2007 to our common shareholders of record as of August 3, 2007. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

Because we had current earnings and profits in excess of distributions for our taxable year ended June 29, 2007, distributions on our common shares to U.S. shareholders during this period were treated as dividend income for U.S. federal income tax purposes. We anticipate that we will have earnings and profits in excess of distributions in fiscal year 2008. Therefore, distributions to U.S. shareholders in fiscal year 2008 are anticipated to be treated as dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes), of which $326 million were outstanding as of June 29, 2007, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. To the extent holders of the Maxtor notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. The payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Notes.

On January 26, 2007, we completed our acquisition of EVault, a privately held provider of online backup services in an all cash transaction valued at approximately $178 million (net of cash acquired).

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. From the authorization of this repurchase program and through the fiscal year ended June 29, 2007, we repurchased approximately 62.0 million shares at an average price of $24.62, all of which were considered cancelled and are no longer outstanding. We repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, according to which we prepaid the financial institutions a fixed amount to deliver a variable number of shares at future dates. We entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of our common shares. Our policy to date has been to enter into such transactions only when the discount that we receive is higher than the foregone return on our cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institutions to return any portion of the prepayment to us. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The agreements do not contain an embedded derivative. The prepayments were recorded as a reduction to shareholders’ equity when paid and the shares were deducted from shares outstanding. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events which are outside the control of Seagate and the financial institutions. The parameters used to calculate the final number of shares deliverable are the total notional amount of the contract and the average VWAP of our common shares during the contract period less the agreed upon discount. The contracts are indexed solely to the price of Seagate’s common shares.

During fiscal year 2007, we repurchased 24.3 million shares through open market repurchases. In addition, we made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to us were cancelled and are no longer outstanding. At June 29, 2007, there were no outstanding prepaid forward agreements to repurchase our common shares.

During the fourth quarter of fiscal year 2006, we repurchased 16.7 million shares under a previously authorized stock repurchase program. The program authorizing repurchases in the fourth quarter of fiscal year 2006 was completed and there is no outstanding authority for further shares to be purchased under that program.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 29, 2007 have been summarized in the table below (in millions):

		Fiscal Year(s)
			2009-	2011-
	Total	2008	2010	2012	Thereafter

Contractual Cash Obligations:
Long term debt(1)	$2,072	$330	$507	$635	$600
Interest payments on long-term debt	695	122	228	158	187
Capital expenditures	244	232	12	—	—
Operating leases(2)	309	42	71	59	137
Purchase obligations(3)	2,877	2,459	418	—	—

Subtotal	6,197	3,185	1,236	852	924
Commitments:
Letters of credit or bank guarantees	54	51	3	—	—

Total	$6,251	$3,236	$1,239	$852	$924

(1)	Included in long term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2007. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of June 29, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more favorable than we anticipated, as it was in the quarter ended December 2006, accruals for forward price protection may be higher than needed. Conversely, in the more severely price-competitive second half of fiscal year 2007, utilization of special price adjustments was higher than expected. In addition, during periods in which our distributors’ inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories are within the historical range.

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. Since fiscal year 2005, total sales programs have ranged from 5% to 9% of gross revenues. Due to the competitive pricing environment in our industry, sales programs as a percentage of gross revenue may increase from the current range. If such rebates and incentives trend upwards, revenues and margins will be reduced. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue throughout fiscal years 2006 and 2007.

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

Our warranty cost has ranged from approximately 2 to 3% of revenue over the last three years. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that will impact the current period gross margins and income. Re-estimates of prior warranty accruals have been approximately 1% of revenue or less in fiscal years 2005, 2006 and 2007. Higher than anticipated failures of specific products (as we had in fiscal years 2004 and 2005) and significant increases in repair or replacement costs driven by reduced sales for refurbished products (as during the fiscal years 2006 and 2007) have historically been the major reasons for significant re-estimates.

Valuation of Deferred Tax Assets.  The recording of our deferred tax assets each period depends primarily on our ability to generate current and future taxable income in the United States and certain foreign jurisdictions. Each period we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. Significant decreases in projections of taxable income, particularly in the United States, would likely result in significant increases in our valuation allowance which in turn could adversely impact our effective tax rate. With the acquisition of Maxtor, the realizability of U.S. deferred tax assets was determined on a consolidated return basis. As a result, Maxtor’s deferred tax assets that were determined to be realizable were recorded as a reduction of goodwill and Seagate deferred tax assets that were determined to be no longer realizable were written off with a charge to income tax expense at the date of acquisition.

Valuation of Intangible Assets and Goodwill.  In accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions we believe to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We are required to periodically evaluate the carrying values of our intangible assets for impairment. If any of our intangible assets are determined to be impaired, we may have to write down the impaired asset and our earnings would be adversely impacted in the period that occurs.

At June 29, 2007, our goodwill totaled approximately $2.3 billion and our identifiable other intangible assets totaled $188 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted in our fiscal year ended June 29, 2007 and did not have a material impact on our consolidated results of operations or financial condition. SFAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS No. 158 in our fiscal year 2010, effective June 30, 2009. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by us in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial condition.

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

In July 2007, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion, including those that may require partial cash settlement. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economics interests. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, with the accretion of the discount on the debt resulting in the “economic interest cost” being reflected in the statement of operations through higher interest expense. The proposed FSP if issued would be effective for fiscal years beginning after December 15, 2007, and would be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). Our accounting for the 2.375% Notes acquired from Maxtor and therefore our financial position and results of operations may be impacted by the proposed FSP. We will evaluate the impact of the final FSP on our financial position and results of operations when issued.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio or to hedge debt.

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

At June 29, 2007, we had $23 million in marketable securities that had been in a continuous unrealized loss position for a period greater than twelve months. The unrealized loss on these marketable securities was immaterial.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 29, 2007. All investments mature in three years or less. Included in long term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2007. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

								Fair Value
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year			June 29,
	2008	2009	2010	2011	2012	Thereafter	Total	2007
	(In millions)

Assets
Cash equivalents:
Fixed rate	$862						$862	$862
Average interest rate	5.27%						5.27%
Short-term investments:
Fixed rate	$130	$27					$157	$156
Average interest rate	4.29%	4.95%					4.40%
Total investment securities	$992	$27					$1,019	$1,018
Average interest rate	5.14%	4.95%					5.14%
Long-Term Debt
Fixed rate	$330	$5	$142	$5	$630	$600	$1,712	$1,810
Average interest rate	2.43%	5.75%	6.76%	5.75%	6.35%	6.8%	5.78%
Variable rate		$30	$330				$360	$360
Average interest rate		5.81%	6.19%				6.16%

Foreign Currency Exchange Risk.  We transact business in various foreign countries. Our primary foreign currency cash flows are in countries where we have a manufacturing presence. We have established a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. These forward foreign exchange contracts, carried at fair value, may have maturities of up to twelve months. Additionally, in the fourth quarter of fiscal year 2007, we entered into forward contracts to hedge the capital expense costs associated with a new manufacturing facility under construction in Malaysia.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2007, 2006 and 2005.

As of June 29, 2007, our notional fair values of foreign exchange forward contracts totaled $148 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of June 29, 2007 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

		Average	Estimated
	Notional	Contract	Fair
	Amount	Rate	Value
(In millions, except average contract rate)

Foreign currency forward exchange contracts:
Thai baht	$23	34.58	$—
Singapore dollar	86	1.52	—
Malaysian ringgit	39	3.48	—

	$148		$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2007	2006
	(In millions, except share and per share data)

ASSETS
Cash and cash equivalents	$988	$910
Short-term investments	156	823
Accounts receivable, net	1,383	1,445
Inventories	794	891
Deferred income taxes	196	48
Other current assets	284	216

Total Current Assets	3,801	4,333
Property, equipment and leasehold improvements, net	2,278	2,106
Goodwill	2,300	2,475
Other intangible assets, net	188	307
Deferred income taxes	574	33
Other assets, net	331	290

Total Assets	$9,472	$9,544

LIABILITIES
Accounts payable	$1,301	$1,692
Accrued employee compensation	157	385
Accrued restructuring	21	210
Accrued expenses	532	399
Accrued warranty	233	249
Accrued income taxes	75	72
Current portion of long-term debt	330	330

Total Current Liabilities	2,649	3,337
Accrued restructuring	21	23
Accrued warranty	197	196
Other non-current liabilities	135	136
Long-term debt, less current portion	1,733	640

Total Liabilities	4,735	4,332
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred shares, $0.00001 par value per share — 100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share — 1,250 million authorized; 534,981,463 issued and outstanding at June 29, 2007 and 575,947,957 issued and outstanding at June 30, 2006	—	—
Additional paid-in capital	3,204	2,858
Deferred stock compensation	—	(1)
Accumulated other comprehensive income (loss)	(4)	(7)
Retained earnings	1,537	2,362

Total Shareholders’ Equity	4,737	5,212

Total Liabilities and Shareholders’ Equity	$9,472	$9,544

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions, except per share data)

Revenue	$11,360	$9,206	$7,553
Cost of revenue	9,175	7,069	5,880
Product development	904	805	645
Marketing and administrative	589	447	306
Amortization of intangibles	49	7	—
Restructuring and other	29	4	—

Total operating expenses	10,746	8,332	6,831

Income from operations	614	874	722
Interest income	73	69	36
Interest expense	(141)	(41)	(48)
Other, net	15	22	22

Other income (expense), net	(53)	50	10

Income before income taxes	561	924	732
Provision for (benefit from) income taxes	(352)	84	25

Net income	$913	$840	$707

Net income per share:
Basic	$1.64	$1.70	$1.51
Diluted	1.56	1.60	1.41
Number of shares used in per share calculations:
Basic	558	495	468
Diluted	587	524	502
Cash dividends declared per share	$0.38	$0.32	$0.26

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

OPERATING ACTIVITIES
Net income	$913	$840	$707
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	851	612	464
Stock-based compensation	128	90	2
Deferred income taxes	(365)	23	11
Allowance for doubtful accounts receivable	40	—	—
Redemption charges on 8% Senior Notes due 2009	19	—	—
In-process research and development	4	—	—
Tax benefit from exercise of stock options	—	(44)	—
Non-cash portion of restructuring, and other	19	—	—
Other non-cash operating activities, net	17	12	8
Changes in operating assets and liabilities:
Accounts receivable	34	(190)	(403)
Inventories	106	(113)	18
Accounts payable	(391)	91	368
Accrued expenses, employee compensation and warranty	(465)	120	142
Accrued income taxes	8	54	13
Other assets and liabilities	25	(38)	98

Net cash provided by operating activities	943	1,457	1,428

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements, net	(906)	(1,008)	(691)
Proceeds from sale of fixed assets	55	—	—
Purchases of short-term investments	(322)	(3,220)	(4,796)
Maturities and sales of short-term investments	997	3,528	4,465
Net cash and cash equivalents acquired from Maxtor	—	297	—
Acquisitions, net of cash and cash equivalents acquired	(178)	(28)	—
Other investing activities, net	(48)	(130)	(47)

Net cash used in investing activities	(402)	(561)	(1,069)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,477	—	—
Repayment of long-term debt	(5)	(340)	(3)
Redemption of 8% Senior Notes due 2009	(400)	—	—
Redemption premium on 8% Senior Notes due 2009	(16)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	219	118	90
Dividends to shareholders	(212)	(155)	(122)
Tax benefit from exercise of stock options	—	44	—
Repurchases of common shares	(1,526)	(399)	—

Net cash used in financing activities	(463)	(732)	(35)

Increase in cash and cash equivalents	78	164	324
Cash and cash equivalents at the beginning of the period	910	746	422

Cash and cash equivalents at the end of the period	$988	$910	$746

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$88	$38	$48
Cash paid for income taxes, net of refunds	38	15	9

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For Fiscal Years Ended June 29, 2007, June 30, 2006 and July 1, 2005

	Number	Par			Accumulated
	of	Value	Additional	Deferred	Other
	Common	of	Paid-in	Stock	Comprehensive	Retained
	Shares	Shares	Capital	Compensation	Income (Loss)	Earnings	Total
	(In millions)

Balance at July 2, 2004	460	—	650	(6)	(3)	1,214	1,855
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					(3)		(3)
Change in unrealized gain (loss) on cash flow hedges, net					(3)		(3)
Net income						707	707

Comprehensive income							701

Issuance of common shares related to employee stock options and employee stock purchase plan	17		90				90
Dividends to shareholders			(122)				(122)
Tax benefit from stock options			15				15
Stock-based compensation			(1)	3			2

Balance at July 1, 2005	477	—	632	(3)	(9)	1,921	2,541
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					(2)		(2)
Change in unrealized gain (loss) on cash flow hedges, net					4		4
Net income						840	840

Comprehensive income							842

Issuance of common shares related to employee stock options and employee stock purchase plan	18		118				118
Issuance of common shares, assumption of options and nonvested shares in connection with the acquisition of Maxtor	98		1,956				1,956
Substantial premium on convertible debt assumed			175				175
Dividends to shareholders			(155)				(155)
Tax benefit from stock options			44				44
Repurchases of common shares	(17)					(399)	(399)
Stock-based compensation			88	2			90

Balance at June 30, 2006	576	—	2,858	(1)	(7)	2,362	5,212
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					7		7
Change in unrealized gain (loss) on cash flow hedges, net					(4)		(4)
Net income						913	913

Comprehensive income							916

Issuance of common shares related to employee stock options and employee stock purchase plan	21		219				219
Dividends to shareholders						(212)	(212)
Repurchases of common shares	(24)					(576)	(576)
Payments made under prepaid forward agreements (see Note 9)						(950)	(950)
Shares received under prepaid forward agreements (see Note 9)	(38)
Stock-based compensation			127	1			128

Balance at June 29, 2007	535	$—	$3,204	$—	$(4)	$1,537	$4,737

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations — Seagate Technology (“Seagate, or the Company”) designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, digital music players and gaming devices. The Company sells its disc drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. The Company also provides data storage services through EVault, Inc. (“EVault”), which it acquired in fiscal year 2007. The Company also sells storage products containing its disc drives under the Seagate Technology (“Seagate”) and Maxtor Corporation (“Maxtor”) brands.

Critical Accounting Policies and Use of Estimates — The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. Below, these policies are discussed further, as well as the estimates and judgments involved. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments (see Note 3) and acquisition related restructuring (see Note 10). The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor’s level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer’s volume of purchases from the Company or other agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. The Company estimates these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. The Company’s estimates reflect contractual arrangements but also the Company’s judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by the Company’s distribution customers. During periods in which the Company’s distributors’ inventories of its products are at higher than historical levels, the Company’s sales programs estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, the Company’s distributors’ inventories are within the historical range. Significant actual variations in any of the factors upon which the Company bases its contra-revenue estimates could have a material effect on the Company’s operating results. In addition, the Company’s failure to accurately predict the level of future sales returns by its distribution customers could have a material impact on the Company’s financial condition and results of operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company’s warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The Company’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor-designed products because of limited experience with those products upon which to base its warranty estimates. The Company continually introduces new products and has recently begun a shift to disc drive products that utilize perpendicular recording technology. The actual results with regard to warranty expenditures could have a material adverse effect on the Company’s results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which the Company has used in estimating the warranty expense accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disc drives. To the extent such sales fall below the Company’s forecast, warranty cost will be adversely impacted.

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

At June 29, 2007, the Company’s goodwill totaled approximately $2.3 billion and its identifiable other intangible assets totaled $188 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, an analysis of the Company’s market

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization and the estimation of the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. The Company’s estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2007, 2006 and 2005 comprised 52 weeks and ended on June 29, 2007, June 30, 2006 and July 1, 2005, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. Fiscal year 2008 will be 52 weeks and will end on June 27, 2008.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs — The Company’s revenue recognition policy complies with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed price to the buyer, and when collectibility is reasonably assured. For our direct retail customers, revenue is recognized on a sell-through basis. Estimated product returns are provided for in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company also adheres to the requirements of Emerging Issue Task Force (“EITF”) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer, (“EITF No. 01-09”) for sales incentive programs. The Company follows Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for sales of extended warranties.

Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF No. 01-09 have been met.

Product Warranty — The Company warrants its products for periods ranging from one year to five years. A provision for estimated future costs relating to warranty returns is recorded when revenue is recognized and is included in cost of revenue. The Company offers extended warranties on certain products that customers may purchase. Deferred revenue in relation to extended warranties has not been material to date. Shipping and handling costs are also included in cost of revenue.

Inventory — Inventories are valued at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

Property, Equipment, and Leasehold Improvements — Land, equipment, buildings and leasehold improvements are stated at cost. The cost basis of assets acquired in the Maxtor business combination was based on estimated fair values at the date of acquisition (see Note 10). Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The cost of additions and substantial improvements to property, equipment and leasehold improvements are capitalized. The cost of maintenance repairs to property, equipment and leasehold improvements is expensed as incurred.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles Assets — The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. In accordance with SFAS No. 142, the Company tests goodwill for impairment at least annually, or more frequently if events and circumstances warrant. During the fiscal years 2007, 2006 and 2005, the Company did not record any goodwill impairment.

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. The Company’s acquisition-related intangible assets are comprised of existing technology, customer relationships, trade names, and other intangible assets and are amortized over periods ranging from one to four years on a straight-line basis. SFAS No. 142 further requires that intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In fiscal year 2007, the Company wrote off $8 million for the impairment of an intangible asset related to certain licensed technology and patents. No intangible impairment was recorded in fiscal years 2006 and 2005.

Allowances for Doubtful Accounts — The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to general and administrative expense. In September 2006, the Company recorded an additional $40 million allowance for doubtful accounts due to the inherent uncertainties following the termination of its distributor relationships with eSys Technologies Pte. Ltd. and its affiliated entities (“eSys”). See Note 2.

Advertising Expense — The cost of advertising is expensed as incurred. Advertising costs were approximately $51 million, $40 million and $26 million in fiscal years 2007, 2006 and 2005, respectively.

Stock-Based Compensation — Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. As a result, the Company has included stock-based compensation costs in its results of operations for fiscal years 2007 and 2006 (see Note 3). The adoption of SFAS No. 123(R) had a material impact on the Company’s results of operations. Prior to July 2, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees (“APBO No. 25”), and related interpretations. The Company has elected to apply the with and without method to assess the realization of excess tax benefits.

Foreign Currency Remeasurement and Translation — The U.S. dollar is the functional currency for all of the Company’s foreign operations. As a result, gains and losses on the remeasurement into U.S. dollars of amounts not denominated in U.S. dollars are included in net income (loss) for those operations.

Derivative Financial Instruments — The Company applies the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS No. 149”). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships (see Note 2).

Cash, Cash Equivalents and Short-Term Investments — The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The Company invests in auction rate securities. Auction rate securities that have stated maturities greater than three months, are classified as marketable securities unless they are purchased three months or less from contractual maturity.

Strategic Investments — The Company enters into certain strategic investments for the promotion of business and strategic objectives and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in the accompanying balance sheets in other assets, net. Non-marketable investments are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at June 29, 2007 and June 30, 2006 totaled $25 million and $11 million, respectively.

Concentration of Credit Risk — The Company’s customer base for disc drive products is concentrated with a small number of OEMs and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, highly liquid debt instruments and limits the amount of credit exposure to any one issuer.

Supplier Concentration — Certain of the raw materials and components used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials or components, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company has made prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

Newly Adopted and Recently Issued Accounting Pronouncements— In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which the Company adopted in its fiscal year ended June 29, 2007 and did not have a material impact on our consolidated results of operations or financial condition. SFAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement provisions of SFAS No. 158 in its fiscal year 2010, effective June 30, 2009. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations, or cash flows.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), the following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions, except per share data)

Numerator
Net income	$913	$840	$707

Denominator
Weighted-average common shares outstanding	560	496	468
Weighted-average nonvested shares	(2)	(1)	—

Denominator for basic calculation	558	495	468
Weighted-average effect of dilutive securities:
Weighted-average nonvested shares	—	—	—
Employee stock options	24	28	34
2.375% convertible senior notes due August 2012	5	1	—

Total shares for purpose of calculating diluted net income per share	587	524	502

Net income per share:
Basic	$1.64	$1.70	$1.51

Diluted	$1.56	$1.60	$1.41

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Stock options	19.5	16.5	6.8
Nonvested shares	0.3	0.6	—
6.8% convertible senior notes due April 2010	4.1	0.5	—

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at June 29, 2007 (in millions):

	Amortized	Unrealized
	Cost	Loss	Fair Value

US Government & Agency	$145	$(1)	$144
Asset Backed Securities	4	—	4
Corporate Bonds	21	—	21
Municipal Bonds	5	—	5
Commercial Paper	768	—	768
Bank time deposits	4	—	4
Money Market	72	—	72

Total	$1,019	$(1)	$1,018

Included in cash and cash equivalents			$862
Included in short term investments			156

			$1,018

At June 29, 2007, the Company had marketable securities with a fair value of $23 million that had been in a continuous unrealized loss position for a period greater than twelve months. The Company reviewed these marketable securities and determined that no investments were other-than-temporarily impaired at June 29, 2007. The unrealized loss on these marketable securities was immaterial.

The following is a summary of the fair value of available-for-sale securities at June 30, 2006 (in millions):

	Amortized	Unrealized
	Cost	Loss	Fair Value

US Government & Agency	$624	$(7)	$617
Asset Backed Securities	49	—	49
Corporate Bonds	83	(1)	82
Municipal Bonds	7	—	7
Auction Rate Securities	68	—	68
Commercial Paper	338	—	338
Bank time deposits	5	—	5
Money Market	414	—	414

Total	$1,588	$(8)	$1,580

Included in cash and cash equivalents			$757
Included in short term investments			823

			$1,580

At June 30, 2006, the Company had marketable securities with a fair value of $58 million that had been in a continuous unrealized loss position for a period greater than twelve months. The Company reviewed these marketable securities and determined that no investments were other-than-temporarily impaired at June 30, 2006. The unrealized loss on these marketable securities was immaterial.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s investment in debt securities, by remaining contractual maturity, is as follows (in millions):

	June 29,	June 30,
	2007	2006

Due in less than 1 year	$916	$986
Due in 1 to 3 years	27	175

	$943	$1,161

Fair Value Disclosures — The carrying value of cash and equivalents approximates fair value. The fair values of short-term investments, debentures, notes and loans are estimated based on quoted market prices as of June 29, 2007.

The carrying values and fair values of the Company’s financial instruments are as follows:

	June 29, 2007		June 30, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Cash equivalents	$862	$862	$757	$757
Short-term investments	157	156	831	823
Floating Rate Senior Notes due October 2009	(300)	(300)	—	—
6.375% Senior Notes due October 2011	(599)	(588)	—	—
6.8% Senior Notes due October 2016	(598)	(577)	—	—
6.8% Convertible Senior Notes due April 2010	(135)	(145)	(135)	(144)
5.75% Subordinated Debentures due March 2012	(45)	(45)	(49)	(47)
2.375% Convertible Senior Notes due August 2012	(326)	(455)	(326)	(457)
LIBOR Based China Manufacturing Facility Loan	(60)	(60)	(60)	(60)
8.0% Senior Notes due May 2009	—	—	(400)	(412)

Derivative Financial Instruments— The Company recognizes all of its derivative financial instruments in the balance sheet as either assets or liabilities. All derivative financial instruments are carried at fair value. The effective portion of the gain or loss on a derivative designated as a cash flow hedge is reported in Other comprehensive income and the ineffective portion is reported in earnings. Amounts in Other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The gain or loss on a derivative instrument not qualifying for hedge accounting is recognized currently in earnings. The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2007, 2006 and 2005, the Company did not enter into any hedges of net investments in foreign operations.

The Company has established a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the forward exchange contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward exchange contracts. These forward foreign exchange contracts, carried at fair value, may have maturities up to twelve months.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. The Company did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2007, 2006 and 2005.

As at June 29, 2007, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $86 million in Singapore dollars, $39 million in Malaysian ringgit and $23 million in Thai baht. The fair value of the Company’s outstanding foreign currency forward exchange contracts at June 29, 2007 was immaterial. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and it limits the notional amount on contracts entered into with any one counterparty. The Company maintains limits on maximum terms of contracts based on the credit rating of the financial institutions. As at June 30, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $29 million in Singapore dollars, $18 million in Thai baht and $12 million in British pounds. The fair value of the Company’s outstanding foreign currency forward exchange contracts at June 30, 2006 was immaterial.

The Company transacts business in various foreign countries and its primary foreign currency cash flows are in countries where it has a manufacturing presence. Net foreign currency transaction gains included in the determination of net income were $3 million, $4 million and $3 million for fiscal years 2007, 2006 and 2005, respectively.

Accounts Receivable

	June 29,	June 30,
	2007	2006
	(In millions)

Accounts receivable	$1,433	$1,482
Allowance for doubtful accounts	(50)	(37)

	$1,383	$1,445

The Company terminated its distributor relationships with eSys and the Company ceased shipments of its products to eSys. eSys was the largest distributor of Seagate products (including Maxtor products) for the fiscal year ended June 30, 2006, representing approximately 5% the Company’s revenues.

The Company recorded $40 million of allowance for doubtful accounts in the three months ended September 29, 2006 due to the inherent uncertainties following the termination of the distribution relationships, eSys’ continuing delinquency in payments and failure to pay amounts when promised, and eSys’ failure to comply with the terms of its commercial agreements with the Company. The Company is pursuing collection of all amounts owed by eSys as promptly as possible. Any amounts recovered on these receivables will be recorded in the period received.

While the Company terminated its distributor relationships with eSys, the Company has and will continue to aggressively pursue any claims that may be assertable against eSys as a result of material breaches of the distribution agreements and any intentionally wrongful conduct that may have occurred. Specifically, the Company has commenced legal proceedings against eSys under a distribution agreement and a corporate guarantee, against its Chief Executive Officer on a personal guarantee, and the Company may initiate further legal proceedings under various distribution agreements to recover all amounts owed for purchased product.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for doubtful accounts is as follows:

	Balance at				Balance at
	Beginning of	Charges to		Assumed from	End of
	Period	Operations	Deductions(1)	Maxtor	Period
	(In millions)

Fiscal year ended June 29, 2007	$37	$37	$(24)	$—	$50
Fiscal year ended June 30, 2006	$32	$(3)	$(2)	$10	$37
Fiscal year ended July 1, 2005	$30	$4	$(2)	$—	$32

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	June 29,	June 30,
	2007	2006
	(In millions)

Raw materials and components	$277	$209
Work-in-process	85	126
Finished goods	432	556

	$794	$891

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in	June 29,	June 30,
	Years	2007	2006
		(In millions)

Land		$21	$30
Equipment	3-5	4,004	3,218
Building and leasehold improvements	Life of lease - 48	731	646
Construction in progress		348	392

		5,104	4,286
Less accumulated depreciation and amortization		(2,826)	(2,180)

		$2,278	$2,106

Amortization of leasehold improvements is included in depreciation and amortization expense. Depreciation expense was $699 million, $583 million and $462 million for fiscal years 2007, 2006 and 2005, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The components of depreciation and amortization expense are as follows:

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Depreciation and amortization of property, equipment and leasehold improvements	$699	$583	$462
Amortization of intangibles	152	29	2

	$851	$612	$464

Long-Term Debt and Credit Facilities

Long-term debt consisted of the following:

	June 29,	June 30,
	2007	2006
	(In millions)

Floating Rate Senior Notes due October 2009	$300	$—
6.375% Senior Notes due October 2011	599	—
6.8% Senior Notes due October 2016	598	—
6.8% Convertible Senior Notes due April 2010	135	135
5.75% Subordinated Debentures due March 2012	45	49
2.375% Convertible Senior Notes due August 2012	326	326
LIBOR Based China Manufacturing Facility Loans	60	60
8.0% Senior Notes due May 2009	—	400

	2,063	970
Less current portion	(330)	(330)

Long-term debt, less current portion	$1,733	$640

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

$300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009.  The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.84% per year, payable quarterly on January 1, April 1, July 1 and October 1 of each year. Interest payments commenced on January 1, 2007. The 2009 Notes will mature on October 1, 2009. The Company may not redeem the 2009 Notes prior to maturity.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$135 Million Aggregate Principal Amount of 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”).  As a result of its acquisition of Maxtor on May 19, 2006, the Company assumed the 6.8% Notes. The 6.8% Notes require semi-annual interest payments payable on April 30 and October 30. The 6.8% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 30.1733 shares per $1,000 principal amount of the notes. The Company may not redeem the 6.8% Notes prior to May 5, 2008. Thereafter, the Company may redeem the 6.8% Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common shares for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common shares are exchanged or acquired for consideration that does not consist entirely of common shares that are listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”).  As a result of its acquisition of Maxtor on May 19, 2006, the Company assumed the 2.375% Notes. The 2.375% Notes require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 57.3380 shares per $1,000 principal amount of the notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company’s common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company’s common shares in lieu thereof. The 2.375% Notes are classified as a current liability on the consolidated balance sheets because they are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2007. The payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Notes.

$50 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”).  As a result of the Maxtor acquisition, the Company assumed the 5.75% Debentures. The 5.75% Debentures require semi-annual interest payments on March 1 and September 1 and annual sinking fund payments of $5 million or repurchases of $5 million in principal amount of debentures in lieu of sinking fund

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments. The 5.75% Debentures are currently convertible for a cash payment of $167.50 per $1,000 principal amount of debentures.

$60 million LIBOR Based China Manufacturing Facility Loan.  As a result of the Maxtor acquisition, the Company assumed an outstanding plant construction loan in the amount of $30 million and an outstanding project loan in the amount of $30 million from the Bank of China to Maxtor Suzhou (“MTS”). These borrowings are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 60 basis points, with the borrowings repayable in two installment payments of $15 million each, one due in October 2008 and the other due in April 2009. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Interest payments on both the construction loan and the project loan are made semi-annually on October 15 and April 15. The loans require MTS to maintain annual financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, with which MTS was in compliance at June 29, 2007.

In accordance with APBO No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APBO 14”), the Company determined the existence of substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid-In Capital in Shareholders’ Equity. All other debt assumed in the Maxtor acquisition was recorded at fair market value (see Note 10).

$400 Million Aggregate Principal Amount of 8% Senior Notes Previously due May 2009.  In October 2006, the Company redeemed its 8% Senior Notes due May 2009 (the “8% Notes”) at a redemption price of $1,040 per $1,000 principal amount of Notes for a total amount paid of $416 million. The redemption premium of $16 million as well as approximately $3 million of unamortized issuance costs were recorded as interest expense in the Company’s Consolidated Statement of Operations.

The Company has guaranteed all Senior Notes on a full and unconditional basis (see Note 14).

Revolving Credit Facility.  HDD has a senior unsecured $500 million revolving credit facility that matures in September 2011. The $500 million revolving facility, which was entered into in September 2006, replaced the then-existing $100 million revolving credit facility.

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 29, 2007, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of June 29, 2007, leaving $453 million for additional borrowings. The credit agreement governing the revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 29, 2007, future minimum principal payments on long-term debt were as follows (in millions):

Fiscal Year

2008	$330
2009	35
2010	472
2011	5
2012	630
Thereafter	600

$2,072

Included in future minimum principal payments on long-term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2007. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

3.	Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 40l(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. During fiscal years 2007, 2006 and 2005, the Company made matching contributions of $15 million, $13 million and $13 million, respectively.

Stock-Based Benefit Plans

Seagate Technology 2001 Share Option Plan — In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A maximum of 100 million common shares is issuable under the 2001 Plan. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. Except for certain options granted below deemed fair value shortly prior to the Company’s initial public offering in fiscal year 2003, all other options granted under the 2001 Plan were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of June 29, 2007, there were approximately 84,000 shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan — On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. The purpose of the 2004 Plan, which is intended to supplement and eventually succeed the Company’s 2001 Plan, is to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. On October 26, 2006, the Company’s shareholders approved an amendment to the 2004 Plan to increase the number of common shares available for issuance by 36 million, bringing the total amount of common shares authorized to be issued under the 2004 Plan to 63.5 million. The provisions of the 2004 Plan, which allows for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to attract, retain and motivate participants for the benefit of the Company and its shareholders. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. As of June 29, 2007, there were approximately 38.7 million shares available for issuance under the 2004 Plan.

Assumed Maxtor Stock Options — In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each option assumed was converted into an option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor options into options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of June 29, 2007, approximately 2.0 million of the assumed options and 1.3 million of the exchanged nonvested shares were outstanding.

Maxtor Corporation 1996 Stock Plan — On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options and nonvested stock under Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary date of the vesting commencement date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vesting commencement date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor Corporation 2005 Performance Incentive Plan — On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options and nonvested stock under Maxtor’s 2005 Performance Incentive Plan (the “2005 Plan”). Options granted under the 2005 Plan generally vest over a four-year period with 25% vesting at the first anniversary date of the vesting commencement date and 6.25% each quarter thereafter, expiring ten years from the date of grant. Nonvested shares generally vest over a three-year period from the date of grant with 1/3 vesting at the first anniversary date of the vesting commencement date and 1/3 each year thereafter, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

Maxtor (Quantum HDD) Merger Plan — On May 19, 2006, as a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. As of June 29, 2007 and June 30, 2006, options granted under this plan were completely vested and exercisable.

Stock Purchase Plan — The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. At that time, a total of 20 million common shares had been authorized for issuance under the ESPP. On October 26, 2006, the Company’s shareholders approved an amendment to the ESPP to increase the number of common shares available for issuance by 10 million bringing the total amount of common shares authorized to be issued under the ESPP to 30 million. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP consists of a six-month offering period with a maximum issuance of 2.5 million shares per offering period. The ESPP permits eligible employees who have completed thirty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On July 31, 2006, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase price of $16.45. On January 31, 2007, the Company issued approximately 1.7 million common shares under the ESPP, with a weighted-average purchase

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $19.09. As of June 29, 2007, there were approximately 12.5 million common shares available for issuance under the ESPP.

Adoption of SFAS No. 123(R)

Prior to July 2, 2005, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees (“APBO No. 25”), and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 2, 2005 as most options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. However, compensation expense was recognized under APBO No. 25 for certain options granted shortly prior to the Company’s initial public offering of its common shares in December 2002 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common shares based on the anticipated initial public offering share price).

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), using the modified-prospective-transition method, except for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 for which the compensation cost was based on the intrinsic value method. Under this transition method, stock-based compensation cost recognized during the fiscal year ended 2006 includes: (a) compensation cost based on the intrinsic value method for options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, (b) compensation cost for all unvested stock-based awards as of July 2, 2005 that were granted subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 and prior to July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (c) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — Stock-based payments made prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002 were accounted for using the intrinsic value method under APBO 25. The fair value of stock based payments made subsequent to the Company’s initial filing of its registration statement on Form S-1 in October 2002 through the quarter ended October 1, 2004, were valued using the Black-Scholes-Merton valuation method with a volatility factor based on the stock volatilities of the Company’s largest publicly traded competitors because the Company did not have a sufficient trading history. Commencing in the quarter ending December 31, 2004 and through the quarter ended July 1, 2005 the Company’s volatility factor was estimated using its own trading history. Effective July 2, 2005, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the implied volatility of its traded options and historical volatility of its share price. The impact of this change in the assumptions used to determine volatility was not significant.

Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. Also, because the expected dividend yield should reflect marketplace participants’ expectations, the Company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Fair Value — The fair value of the Company’s stock options granted to employees, assumed from Maxtor and issued from the ESPP for fiscal years 2007, 2006 and 2005 were estimated using the following weighted-average assumptions:

	Fiscal Years Ended
	2007	2006	2005

Options under Seagate Plans
Expected term (in years)	4.0	3.5 - 4.0	3.0 - 3.5
Volatility	37 - 39%	40 - 43%	50 - 80%
Expected dividend	1.3 - 1.9%	1.2 - 2.3%	1.3 - 2.3%
Risk-free interest rate	4.4 - 4.8%	4.1 - 5.0%	2.9 - 3.6%
Estimated annual forfeitures	4.5%	4.6 - 4.9%	—
Weighted-average fair value	$7.41	$7.15	$6.55
Options under Maxtor Plans
Expected term (in years)	—	0 - 4.8	—
Volatility	—	36 - 39%	—
Expected dividend	—	1.3%	—
Risk-free interest rate	—	5.0 - 5.1%	—
Weighted-average fair value	—	$10.49	—
ESPP
Expected term (in years)	0.5	0.5 - 1.0	0.5 - 1.0
Volatility	33 - 34%	37 - 41%	30 - 60%
Expected dividend	1.4 - 1.5%	1.2 - 1.7%	1.9 - 2.1%
Risk-free interest rate	5.0 - 5.2%	3.6 - 4.5%	1.6 - 2.2%
Weighted-average fair value	$5.80	$7.28	$3.86

Stock Compensation Expense

Stock Compensation Expense — The Company recorded $101 million and $74 million of stock-based compensation during fiscal years 2007 and 2006, respectively and the Company also recorded $27 million and

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$16 million of stock-based compensation in fiscal years 2007 and 2006, respectively in connection with the assumed options and nonvested shares exchanged in the Maxtor acquisition (see Note 10).

As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any cash flows from excess tax benefits during fiscal year 2007. The Company recorded approximately $44 million of excess tax benefits as a financing cash inflow during fiscal year 2006.

Stock Option Activity

The Company issues new common shares upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, including options assumed from Maxtor (during fiscal year 2006), for the fiscal year ended June 29, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(In millions)			(In millions)

Outstanding at June 30, 2006	68.8	$10.21
Granted	7.7	22.66
Exercised	(17.3)	9.12
Forfeitures and cancellations	(2.6)	22.26

Outstanding at June 29, 2007	56.6	$10.94	5.3	$430

Vested and expected to vest at June 29, 2007	53.5	$14.57	5.3	$425

Exercisable at June 29, 2007	29.1	$10.45	5.0	$338

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the 39.7 million options that were in-the-money at June 29, 2007. During fiscal years 2007, 2006 and 2005 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $280 million, $228 million and $163 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2007 was approximately $101 million.

At June 29, 2007 the total compensation cost related to options granted to employees under the Company’s stock option plans (excluding options assumed in the Maxtor acquisition) but not yet recognized was approximately $141 million, net of estimated forfeitures of approximately $30 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. In addition to the stock-based compensation cost not yet recognized under the Company’s stock option plans, the Company has additional stock-based compensation costs related to options assumed in the Maxtor acquisition of approximately $7 million, which will be amortized over a weighted-average period of approximately 1.8 years.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Share Activity

The following is a summary of nonvested share activity under the Company’s stock option plans, including nonvested stock assumed from Maxtor:

		Weighted-
		Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value
	(In millions)

Nonvested at June 30, 2006	2.3	$20.81
Granted	0.3	$23.08
Forfeitures and cancellations	(0.1)	$20.08
Vested	(0.8)	$21.99

Nonvested at June 29, 2007	1.7	$20.71

Vested and expected to vest at June 29, 2007	1.5	$20.65

At June 29, 2007, the total compensation cost related to nonvested shares granted to employees under the Company’s stock option plans (excluding nonvested shares exchanged in the Maxtor acquisition) but not yet recognized was approximately $11 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. In addition, the Company has additional stock-based compensation related to nonvested shares exchanged in the Maxtor acquisition of approximately $18 million, which will be amortized over a weighted-average period of approximately 1.8 years.

ESPP Information

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In millions)		(In Years)	(In millions)

Outstanding at June 29, 2007	1.5	$18.50	0.2	$4.7
Vested and expected to vest at June 29, 2007	1.5	$18.50	0.2	$4.7

During fiscal years 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $25 million and $40 million, respectively. At June 29, 2007, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.2 years.

The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2007.

	January 31, 2007	July 29, 2006

Shares issued (in millions)	1.7	1.7
Weighted-average purchase price per share	$19.09	$16.45

Pro Forma Disclosures

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock-based compensation plans prior to July 1, 2005. For purposes of this pro forma disclosure, the value of the options was

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

Fiscal Year Ended
July 1, 2005
(In millions,
except per share
data)

Net income — as reported	$707
Deduct: Total stock-based employee compensation expense determined under fair value method	(55)

Net income — pro forma	$652

Net income per share:
Basic — as reported	$1.51

Basic — pro forma	1.39

Diluted — as reported	1.41

Diluted — pro forma	1.31

Disclosures for fiscal years 2007 and 2006 are not presented because stock-based payments were accounted for under the fair value method prescribed by SFAS No. 123(R) during this period. Additionally, the stock-based employee compensation determined under the fair-value method has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing of its registration statement on Form S-1 in October 2002, as those options were valued for pro forma purposes using a minimum fair value method.

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as assets and liabilities of the Company. In addition all earnings and expenses of the rabbi trust are recorded as other income or expense in the Company’s financial statements. At June 29, 2007 and June 30, 2006, the deferred compensation amounts related to the rabbi trust were approximately $136 million and $101 million, respectively, and are included in Other Assets, net and Accrued expenses on the accompanying balance sheets.

As a result of the Maxtor acquisition, the Company acquired a deferred compensation plan for the benefit of eligible employees, which is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. At June 29, 2007, the deferred compensation amounts related to the rabbi trust was approximately $3 million.

Post-Retirement Medical Plan

The Company’s post-retirement medical plan offered medical coverage to eligible U.S. retirees and their eligible dependents that were enrolled prior to July 2, 2004. Substantially all U.S. employees became eligible for these benefits after 15 years of service and attaining age 60. The Company’s measurement date is March 31st of each year.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal year 2004, the Company discontinued subsidizing its post-retirement medical plan for new retirees subsequent to July 2, 2004. As a result, the benefit obligation accrued prior to July 2, 2004 for current company employees was eliminated and the Company recorded a reduction in operating expenses of approximately $14 million in its first quarter of fiscal year 2005 related to this reduction in benefit obligation. The components of net periodic benefit cost associated with the Company’s post-retirement medical plan for fiscal years 2007 and 2006 were not significant. The remaining benefit obligation at June 29, 2007 was not significant.

4.	Income Taxes

The provision for (benefit from) income taxes consisted of the following:

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Current Tax Expense (Benefit):
U.S. Federal	$6	$35	$15
U.S. State	(1)	7	3
Foreign	8	19	(4)

Total Current	$13	$61	$14

Deferred Tax Expense (Benefit):
U.S. Federal	$(319)	$29	$1
U.S. State	(40)	4	—
Foreign	(6)	(10)	10

Total Deferred	$(365)	$23	11

Provision for (Benefit from) income taxes	$(352)	$84	$25

Income before income taxes consisted of the following:

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

U.S	$(125)	$(18)	$92
Foreign	686	942	640

	$561	$924	$732

For fiscal year 2007 there were no tax benefits recorded to Additional Paid-In Capital associated with stock option deductions. Current tax expense of $44 million and $15 million for fiscal years 2006 and 2005, respectively, was associated with stock option deductions, the tax benefits of which were recorded directly to Additional Paid-In Capital.

The U.S. federal and state deferred tax benefit of $359 million for fiscal year 2007 includes $319 million of deferred tax benefit resulting from the release of valuation allowance recorded in prior years for deferred tax assets (see discussion of valuation allowance release below). For fiscal year 2006, deferred tax expense of $33 million related to the recording of a valuation allowance against deferred tax assets of Seagate that were considered to be no

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

longer realizable as a result of the Maxtor acquisition and Seagate filing U.S. tax returns with Maxtor on a consolidated basis in subsequent years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 29,	June 30,
	2007	2006
	(In millions)

Deferred Tax Assets
Accrued warranty	$129	$108
Inventory valuation accounts	32	26
Receivable reserves	22	26
Accrued compensation and benefits	119	86
Depreciation	185	192
Restructuring allowance	16	46
Other accruals and deferred items	115	95
Net operating losses and tax credit carry-forwards	436	522
Capitalized research and development	32	62
Other assets	12	10

Total Deferred Tax Assets	1,098	1,173
Valuation allowance	(399)	(979)

Net Deferred Tax Assets	$699	$194

Deferred Tax Liabilities
Unremitted earnings of certain foreign entities	$(5)	$(78)
Acquired intangibles assets	(31)	(42)

Total Deferred Tax Liabilities	$(36)	$(120)

Net Deferred Tax Assets/(Liabilities)	$663	$74
Deferred taxes on Inter-company transactions	$105	$4

Total Deferred Tax Assets	$768	$78

As Reported on the Balance Sheet
Current assets — Deferred Income taxes	$196	$48
Non-current assets — Deferred Tax Assets	574	33
Other non-current liabilities	(2)	(3)

Total Deferred Income Taxes	$768	$78

During fiscal year 2007 the Company reduced its valuation allowance recorded in prior years for deferred tax assets by $641 million of which $319 million was recorded as a deferred tax benefit and $322 million was recorded a as reduction to Maxtor goodwill. The release of the previously recorded U.S. valuation allowance was largely due to the completion during 2007 of the restructuring of the Company’s intercompany arrangements, which will enable the Company to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the intercompany sale of certain Maxtor assets.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $322 million reduction in the Maxtor goodwill was required in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as a result of the reversal of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets primarily for tax net operating loss carryovers. The valuation allowance was reduced primarily to reflect the realization of acquired Maxtor net operating loss carry forwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the intercompany sale of certain intellectual property rights to a foreign subsidiary. Approximately $120 million of tax expense associated with the gain on the intercompany sale of intangibles has been capitalized in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) and is being amortized to income tax expense over a sixty-month period, which approximates the expected useful life of the intangibles sold in the intercompany transaction.

As of June 29, 2007, the valuation allowance recorded was $399 million. Approximately $22 million relates to deferred tax assets acquired in the Maxtor transaction for which the related benefit will be credited directly to goodwill when and if realized. The net decrease in the valuation allowance in fiscal 2007 was $580 million. In fiscal years 2006 and 2005, the valuation allowance increased by $327 million and $111 million respectively.

At June 29, 2007, the Company had recorded $768 million of net deferred tax assets. The realization of $663 million of these deferred tax assets is primarily dependent on the Company generating sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

At June 29, 2007, the Company had U.S. federal, state and foreign tax net operating loss carryforwards of approximately $2 billion, $886 million and $534 million, respectively, which will expire at various dates beginning in 2008 if not utilized. At June 29, 2007, the Company had U.S. federal and state tax credit carryforwards of $232 million and $68 million, respectively, which will expire at various dates beginning in 2008, if not utilized. These net operating losses and tax credit carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. Of the $2 billion of loss carryovers noted above, approximately $591 million will be credited to Additional Paid-in Capital upon recognition.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 29, 2007, approximately $1.4 billion and $337 million of U.S. federal and state net operating losses, respectively, and $47 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

On January 3, 2005, the Company underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by its then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 29, 2007, there is $447 million of U.S. net operating loss carryforwards and $111 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change. To the extent management believes it is more likely than not that the deferred tax assets associated with tax attributes subject to IRC Section 382 limitations will not be realized, a valuation allowance has been provided.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The applicable statutory rate in the Cayman Islands was zero for the Company for fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	Ended	Ended	Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Provision at U.S. notional statutory rate	$196	$323	$256
State income tax provision (benefit), net of U.S. notional income tax benefit	(41)	7	3
Permanent differences	14	13	(2)
Reduction in previously accrued foreign income taxes	(4)	(2)	(13)
Valuation allowance	(279)	65	11
Use of current year U.S. tax credit	(27)	(11)	(16)
Foreign earnings not subject to U.S. notional income tax	(227)	(309)	(216)
Tax expense related to intercompany transactions	19	—	—
Other individually immaterial items	(3)	(2)	2

Provision for (benefit from) income taxes	$352	$84	$25

A substantial portion of the Company’s manufacturing operations in China, Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net income by approximately $194 million in fiscal year 2007 ($0.33 per share, diluted), an increase the Company’s net income by $197 million in fiscal year 2006 ($0.38 per share, diluted), and an increase the Company’s net income by approximately $133 million in fiscal year 2005 ($0.26 per share, diluted).

The Company consists of a foreign parent holding company with various foreign and U.S. subsidiaries. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if, distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain other foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company.

The Internal Revenue Service is currently examining federal income tax returns of certain of the Company’s U.S. subsidiaries for fiscal years ending in 2001 through 2004. The timing of the settlement of these examinations is uncertain. The Company believes that adequate amounts of tax have been provided for any final assessments that may result.

Prior to fiscal 2007, certain U.S. subsidiaries of the Company were included in certain unitary and combined U.S. state tax returns with certain U.S. affiliates of New SAC and were parties to a tax sharing agreement effective November 23, 2000. In January 2005, one of the U.S. subsidiaries, Certance (US) Holdings, Inc. (“Certance”) was sold to a third party and as a result, was excluded from the filing of any unitary or combined U.S. state returns in fiscal 2005 or later years with the Company. As of June 29, 2007, there were no tax sharing agreements in effect with any former New SAC affiliates.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Restructuring Costs and Other

Ongoing Restructuring Activities

During fiscal year 2007, the Company recorded restructuring costs of approximately $33 million in connection with its ongoing restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements, primarily in its U.S. and Far East operations and asset impairments. The restructuring costs were comprised of employee termination costs of approximately $14 million relating to a reduction in the Company’s workforce, approximately $11 million in charges related to impaired facility improvements and equipment as a result of the alignment plan, and approximately $8 million in charges related to impaired other intangibles. Fair value of the facility improvements, equipment, and other intangibles were determined to be zero since no future cash flows are expected to be generated from them. These restructuring and impairment charges are reported in Restructuring and other in the Consolidated Statement of Operations. The Company expects these restructuring activities to be completed by June 27, 2008. Additionally, the Company reversed $4 million of restructuring accruals relating to the sale of a surplus building impaired in a prior restructuring.

During fiscal year 2006, the Company recorded restructuring costs of approximately $4 million in connection with its ongoing restructuring activities. These costs were related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements in its Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company has completed these restructuring activities.

During fiscal year 2005, the Company recorded restructuring costs of $8 million in connection with its on-going restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements, primarily in its U.S. operations. The restructuring costs were comprised of employee termination costs of approximately $5 million relating to a reduction in the Company’s workforce and approximately $3 million in charges related to impaired facility improvements as a result of the alignment plan. These restructuring activities were substantially completed as of March 31, 2006. Additionally, the Company reversed approximately $8 million of its restructuring accruals comprised of approximately $3 million recorded in prior fiscal years relating to accrued severance benefits that were less than amounts originally estimated and approximately $5 million relating to the sale in the first quarter of fiscal year 2005 of a surplus building previously impaired in the fiscal year 2000 restructuring.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restructuring activities for fiscal years 2007, 2006 and 2005.

		Impaired
		Equipment and
	Severance and	Other Intangible
	Benefits	Assets	Total
	(In millions)

Accrual balances, July 2, 2004	$27	$—	$27
Restructuring charge	8	—	8
Cash payments	(30)	—	(30)
Adjustments	(3)	—	(3)

Accrual balances, July 1, 2005	2	—	2
Restructuring charge	4	—	4
Cash payments	(6)	—	(6)

Accrual balances, June 30, 2006	—	—	—
Restructuring charge	14	19	33
Cash payments	(5)	—	(5)
Non-cash charges	—	(19)	(19)

Accrual balances, June 29, 2007	$9	$—	$9

Accrued restructuring costs are included in Accrued restructing on the Consolidated Balance Sheet.

Liabilities Recognized in Connection with Business Combinations:

In connection with the Maxtor acquisition, the Company accrued certain exit costs (see Note 10).

6.	Business Segment and Geographic Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has concluded that its manufacture and distribution of hard disc drives constitutes one segment. The Company’s manufacturing operations are based on technology platforms that are used to produce various disc drive products that serve multiple disc drive applications and markets. The Company’s main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state technologies and sealed drive technologies. The Company has determined that its Chief Executive Officer is the Company’s chief operating decision maker (“CODM”) as he is responsible for reviewing and approving investments in the Company’s technology platforms and manufacturing infrastructure.

In fiscal years 2007, 2006 and 2005, Hewlett-Packard Company (“HP”) accounted for 16%, 17% and 18% of consolidated revenue, respectively, while Dell, Inc. (“Dell”) accounted for 9%, 11% and 12% of consolidated revenue in fiscal years 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company’s operations in each area.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Revenue from external customers(1):
United States	$3,260	$2,858	$2,324
The Netherlands	2,666	2,127	1,767
Singapore	4,346	3,481	2,976
Other	1,088	740	486

Consolidated	$11,360	$9,206	$7,553

Long-lived assets:
United States	$792	$701	$517
Singapore	1,038	915	588
Thailand	368	432	243
China	288	251	90
Other	205	97	266

Consolidated	$2,691	$2,396	$1,704

(1)	Revenue is attributed to countries based on the shipping location.

7.	Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 534,981,463 shares were outstanding as of June 29, 2007 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 29, 2007.

Common shares — Holders of common shares are entitled to receive dividends when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and common shares. Holders of shares are entitled to one vote per share on all matters upon which the common shares are entitled to vote, including the election of directors.

Preferred shares — The Company is authorized to issue up to a total of 100,000,000 preferred shares in one or more series, without shareholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common shares and the voting and other rights of the holders of common shares. As of June 29, 2007, there were no shares of preferred shares outstanding.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Common Shares

During fiscal year 2007, the Company issued approximately 17.3 million of its common shares from the exercise of stock options and approximately 3.4 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

On August 8, 2006, the Company announced that its board of directors authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding common shares over a two-year period. From the authorization of this repurchase program and through the fiscal year ended June 29, 2007, the Company repurchased approximately 62.0 million shares, all of which were cancelled and are no longer outstanding. The Company repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, according to which the Company prepaid the financial institutions a fixed amount to deliver a variable number of shares at future dates. The Company entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. The Company’s policy to date has been to enter into such transactions only when the discount that it receives is higher than the foregone return on its cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institutions to return any portion of the prepayment to the Company. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The agreements do not contain an embedded derivative. The prepayments were recorded as a reduction to shareholders’ equity when paid and the shares were deducted from shares outstanding. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events which are outside the control of Seagate and the financial institutions. The parameters used to calculate the final number of shares deliverable were the total notional amount of the contract and the average VWAP of the Company’s stock during the contract period less the agreed upon discount. The contracts are indexed solely to the price of Seagate’s common shares.

During fiscal year 2007, the Company repurchased 24.3 million shares through open market repurchases. In addition, the Company made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to the Company were cancelled and were no longer outstanding. At June 29, 2007, there were no outstanding prepaid forward agreements to repurchase the Company’s common shares.

As of June 29, 2007, the Company had approximately $974 million remaining under the authorized $2.5 billion stock repurchase program. Share repurchases during fiscal year 2007 were as follows:

				Approximate
				Dollar Value
				of Shares
			Total Number of	That May
	Total		Shares Purchased	Yet be
	Number of	Average Price	Under Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans
	Purchased	Share	or Programs	or Programs
	(In millions)		(In millions)	(In millions)

First quarter	6.8	$22.47	6.8	$2,347
Second quarter	23.0	$25.26	29.8	$1,766
Third quarter	22.5	$26.26	52.3	$1,175
Fourth quarter	9.7	$20.76	62.0	$974

Total Through 4th Quarter of Fiscal Year 2007	62.0	$24.62	62.0	$974

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal year 2006, the Company repurchased 16.7 million shares under a previously authorized stock repurchase program. The program authorizing repurchases in the fourth quarter of fiscal year 2006 was completed and there is no outstanding authority for further shares to be purchased under that program.

8.	Commitments

Leases — The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Also, certain leases provide for renewal of the lease at the Company’s option at expiration of the lease. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at June 29, 2007 (lease payments are shown net of sublease income):

Operating
Fiscal Years Ending	Leases
(In millions)

2008	$42
2009	37
2010	34
2011	44
2012	15
Thereafter	137

$309

Total rent expense for all land, facility and equipment operating leases was approximately $36 million, $24 million and $19 million for fiscal years 2007, 2006 and 2005, respectively. Total sublease rental income for fiscal year 2007 was $11 million and $6 million for each of fiscal years 2006 and 2005. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 29, 2007, total future lease income to be recognized for the Company’s existing subleases is approximately $32 million.

The Company established both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the acquisition of Maxtor. As of June 29, 2007, in accordance with SFAS No. 141, the Company has recorded a $62 million adverse leasehold interest and a $4 million favorable leasehold interest. Both the adverse and favorable leasehold interest reserve is being amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases. In addition, the Company had $28 million remaining in accrued exit costs related to the planned exit of leased excess facilities at June 29, 2007.

Capital Expenditures — The Company’s commitments for construction of manufacturing facilities and equipment approximated $244 million at June 29, 2007.

9.	Legal, Environmental, and Other Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, the Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect adverse effect on our results of operations. Accordingly, actual results could differ materially.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. At Seagate’s request, the USPTO has determined that both patents in suit have substantial new issues of patentability and have ordered reexamination of the patents. The court recently denied our motion to stay the case pending patent reexamination. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.  In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s Court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected and the invalidity case reargued at a hearing on May 9, 2006. In 2006, we filed a second invalidity proceeding with the PRB. On June 14, 2007, the PRB issued an order holding the patent invalid based on the first invalidity request. The second invalidity request was stayed as a result of the ruling on the first request. We believe the claims are without merit, and we intend to defend against them vigorously.

Papst Licensing, GmbH, Patent Litigation.  As a result of the acquisition of Maxtor Corporation, we defended patent infringement litigation against Maxtor Corporation and Quantum Corporation in Multidistrict Litigation regarding a number of patents relating to motors and motors in disc drives. Papst subsequently added Seagate Technology as a defendant, although we have a license to the patents in the suit.

On April 24, 2007, we reached an agreement with Papst by accepting a new unilateral proposal of the mediator for the settlement of all outstanding claims alleged against Maxtor, Quantum and Seagate. Based on this, we adjusted the accrual as of March 30, 2007, to reflect the amount that is payable by us to Papst in the agreed-upon settlement. The settlement was completed effective August 6, 2007 and the lawsuits dismissed with prejudice on August 10, 2007.

Siemens, AG.  On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “’838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ’838 patent. The complaint seeks

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Trial is scheduled for August 2008. We intend to vigorously defend the case.

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

Environmental Matters

The Company’s operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company’s current and former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. The Company is indemnified by a third party for a portion of the costs it may incur in the clean-up of contamination at most sites. In the opinion of management, including internal counsel, the probability is remote that the losses to the Company arising from these environmental matters would be material to the Company’s financial position, cash flows or results of operations.

The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment (“WEEE”) directive, which makes producers of electrical goods, including disc drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company will need to ensure that it complies with such laws and regulations as they are enacted, and that its component suppliers also timely comply with such laws and regulations. If the Company fails to timely comply with the legislation, its customers may refuse to purchase the Company’s products, which would have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Acquisitions

Maxtor Corporation

On December 20, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Maxtor Corporation, a Delaware corporation, and MD Merger Corporation, a Delaware corporation and direct wholly-owned subsidiary of Seagate, by which Seagate agreed to acquire Maxtor (the “Merger”), and whereby Maxtor would become a wholly owned subsidiary of Seagate. On May 19, 2006, the Company completed the acquisition of Maxtor in a stock-for-stock transaction. The acquisition was structured to qualify as a tax-free reorganization and the Company has accounted for the acquisition in accordance with SFAS No. 141. The purpose of the acquisition was to enhance the Company’s scale and capacity to better drive technology advances and accelerate delivery of a wide range of differentiated products and cost-effective solutions to a growing base of customers.

Under the terms of the Merger Agreement, each share of Maxtor common stock was exchanged for 0.37 of Company’s common shares. The Company issued approximately 96.9 million common shares to Maxtor’s shareholders, assumed and converted Maxtor options (based on the 0.37 exchange ratio) into options to purchase approximately 7.1 million of the Company’s common shares and assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares. The purchase consideration comprising the fair value of the common shares, stock options and nonvested shares assumed and including transaction costs was approximately $2.0 billion, excluding assumption by the Company of Maxtor’s approximate $576 million of outstanding debt obligations.

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

The Company identified and recorded the assets, including specifically identifiable intangible assets, and liabilities assumed from Maxtor at their estimated fair values as at May 19, 2006, the date of acquisition, and allocated the residual value of approximately $2.2 billion to goodwill, including $297 million of net adjustments recorded during fiscal year ended June 29, 2007. These net adjustments which reduced goodwill were primarily due to the reversal of part of the valuation allowance previously recorded as of the acquisition date against certain deferred tax assets comprised of former Maxtor operating losses (see Note 4 and Note 11).

Determination of Fair Values

The Company assigned fair values to all the assets and liabilities assumed as of May 19, 2006. For certain tangible and intangible assets acquired and liabilities assumed, the Company utilized the assistance of a third party valuation firm in accordance with SFAS No. 141.

Property, equipment and leasehold improvements

In general, plant and equipment that was to continue to be used was valued at current replacement cost for similar capacity while plant and equipment to be sold or held and not used, was valued at fair value less cost to sell. Land and buildings were valued using the replacement cost approach if they were to continue to be used or the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market approach if they were to be sold. The following table summarizes the estimated fair value of the property, plant and equipment and leasehold improvements acquired from Maxtor and their estimated useful lives:

		Estimated
	Estimated Fair	Weighted-Average
	Value	Useful Life
	(In millions)	(In Years)

Land	$8	N/A
Equipment	102	2
Building and leasehold improvements	69	41

Total property, equipment and leasehold Improvements	$179

Inventories

The Company allocated $347 million of the purchase price to inventories acquired. Finished goods and work-in-process inventories were valued based on the Income Method, which is based on the projected cash flows derived from selling the finished goods inventory, adjusted for costs of disposition and the profit commensurate with the amount of investment and degree of risk, and in the case of the work-in-process, also the expected costs of completion. Raw materials were valued based on the Replacement Cost Method. The recorded fair values of the inventories have been charged to Cost of Revenue as the inventories were sold.

Identifiable Intangible Assets Acquired

In accordance with SFAS No. 141, the Company identified intangible assets apart from goodwill if one of the following criteria was met: 1) the asset arises from contractual or other legal rights; or 2) the asset is capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented, or exchanged, either individually or in conjunction with a related contract, asset, or liability. The recorded values and estimated useful lives of the intangibles acquired from Maxtor were:

	Estimated Fair	Weighted Average
	Value	Useful Life
	(In millions)	(In Years)

Existing technology	$143	1.4
Customer relationships	139	3.5
Trade names	33	4.0

Total acquired identifiable intangible assets	$315	2.6

Existing technology relates to Maxtor’s products across all of their product lines that have reached technological feasibility as well as a combination of Maxtor’s processes, patents, and trade secrets developed through years of experience in design and development of their products. Existing technology was valued using the Excess Earnings Method under the Income Approach. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these technologies less charges related to the contribution of other assets to those cash flows. The fair value of the existing technology was amortized to Cost of Revenue in fiscal year 2007 as the Company phased out the use of these technologies and transitioned to Seagate-designed products.

The fair value of customer relationships was determined using the Excess Earnings Method under the Income Approach based on the estimated revenues to be derived from Maxtor’s OEM, distribution and retail customers. This approach reflects the present value of projected cash flows that a market participant would expect to generate from these customer relationships less charges related to the contribution of other assets to those cash flows. The fair values of the customer relationships are being amortized to Operating Expenses on a straight-line basis over the estimated lives of three to four years.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade names reflect the value associated with Maxtor’s brand names. Trade names were valued using the Relief-from-Royalty Method, a form of the Income Approach, which estimates the royalty cost avoided by owning the trade names as opposed to having to license them from an independent third party. The resulting cash flow savings estimated over the remaining useful life of the trade names are then discounted to present value to arrive at the fair value allocated to this intangible. Trade names are being amortized to Operating Expenses over the estimated useful life of four years.

In-Process Research and Development

As of the date of the acquisition, all future development activities at Maxtor were discontinued. Therefore there were no assets that qualified as in-process research and development.

Debt Assumed

Upon the closing of the Merger, the Company assumed all of Maxtor’s outstanding debt, including Maxtor’s convertible senior notes. In addition, upon the closing of the Merger, Seagate and Maxtor entered into a supplemental indenture whereby the Seagate agreed to unconditionally guarantee the notes on a senior unsecured basis (see Note 14).

In accordance with APBO 14, the Company determined the existence of substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid-In Capital included in Shareholders’ Equity. All other debt was recorded at fair market value.

			Substantial
			Premium
		Estimated	Recorded in	Initial
	Par	Fair Value on	Additional Paid in	Carrying
	Value	May 19, 2006	Capital	Amount
	(In millions)

6.80% Senior Convertible Notes due April 2010	$135	$153	$18	$135
5.75% Subordinated Debentures due March 2012	55	49	—	49
2.375% Senior Convertible Notes due August 2012	326	483	157	326
LIBOR Based China Manufacturing Facility Loan	60	60	—	60

	$576	$745	$175	$570

Adverse/Favorable Leasehold Interests

In accordance with the guidance in SFAS No. 141, the Company analyzed all contractual leases to determine the fair value of the leasehold interests. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation, and conversely for a favorable leasehold interest. The Company recorded adverse leasehold interests totaling $74 million and favorable leasehold interest aggregating $4 million, which will be amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases.

Recognition of Liabilities in Connection with Maxtor Acquisition

Under EITF 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company has accrued certain exit costs aggregating $247 million, of which $108 million relates to employee severance, $45 million relates to the planned exit of leased or owned excess facilities and $94 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability relates to the employment termination of approximately 4,900 Maxtor employees, primarily in the U.S. and Far East, all of whom had been terminated as of June 29, 2007. In the fiscal

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended June 29, 2007, the Company paid $196 million of the accrued exit costs. The Company’s payments for severance and related benefits and for contractual settlements were substantially completed as of June 29, 2007, while the costs associated with the exit of certain facilities will continue to the end of fiscal year 2016.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition:

	Severance
	and	Excess	Contract
	Benefits	Facilities	Cancellations	Total
	(In millions)

Accrued exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrued exits costs, June 30, 2006	109	43	81	233
Purchase accounting adjustments	(9)	2	3	(4)
Cash payments	(99)	(17)	(80)	(196)

Accrued exit costs, June 29, 2007	$1	$28	$4	$33

Accrued exit costs are included in short-term and long-term Accrued Restructuring on the Consolidated Balance Sheet.

Stock-Based Compensation

The fair value of stock-based compensation related to the unearned stock options and nonvested shares assumed from Maxtor was approximately $69 million, net of forfeitures, of which approximately $44 million has been amortized through June 29, 2007. The remaining $25 million is being amortized on a straight-line basis over the remaining estimated service (vesting) periods of the underlying stock options or nonvested shares.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	June 30, 2006	July 1, 2005
	(Unaudited)
	(In millions,
	except per share data)

Revenue	$12,199	$11,452
Net income	$489	$419
Basic net income per share	$0.84	$0.74
Diluted net income per share	$0.80	$0.70

EVault, Inc.

In order to expand its current product and service offerings, in January 2007, the Company completed its acquisition of EVault in an all cash transaction valued at approximately $186 million, which included approximately $2 million in estimated acquisition-related expenses. EVault provides data storage services for small to medium size businesses, including online backup, data protection and recovery solutions.

The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$19
Identifiable intangible assets	41
In-process research and development	4
Goodwill	122

Total purchase price	$186

Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition dates. The fair value of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of EVault’s in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately $122 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The EVault acquisition did not have a material impact on the Company’s results of operations.

The recorded values and estimated useful lives of the intangibles acquired from EVault were:

	Estimated Fair	Weighted Average
	Value	Useful Life
	(In millions)	(In Years)

Existing technology	$26	4.0
Customer relationships	12	4.1
Trade names	3	3.0

Total acquired identifiable intangible assets	$41	4.0

Other Acquisitions

In fiscal year 2006, the Company purchased two other companies for cash totaling $15 million and $14 million, respectively, which resulted in residual values of approximately $12 million and $5 million, respectively, being

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to goodwill after the allocation of fair value to tangible and intangible assets acquired and liabilities assumed. These acquisitions did not have a material impact on the Company’s results of operations.

11.	Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at June 29, 2007, the composition of the amounts recorded to goodwill are as follows (in millions):

Balance as of June 30, 2006	$2,475
Adjustment to goodwill acquired through the Maxtor acquisitions (see Note 10)	(297)
Goodwill acquired through EVault acquisition (see Note 10)	122

Balance as of June 29, 2007	$2,300

In accordance with the guidance in SFAS No. 142, goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently upon the occurrence of circumstances that indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during fiscal years 2007 and 2006.

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at June 29, 2007 is set forth in the table below. The net carrying value of intangible assets at June 29, 2007 and June 30, 2006 was $188 million and $307 million, respectively. Accumulated amortization of intangibles was $185 million and $33 million at June 29, 2007 and June 30, 2006, respectively.

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
	Amount	Amortization	Amount	Remaining Useful Life
	(In millions)	(In millions)	(In millions)	(In Years)

Existing technology	$176	$(121)	$55	2.1
Customer relationships	152	(47)	105	2.6
Trade names	36	(9)	27	2.9
Patents and licenses	9	(8)	1	5.7

Total acquired identifiable intangible assets	$373	$(185)	$188	2.5

In fiscal years 2007, 2006 and 2005, amortization expense for other intangible assets was $152 million, $29 million and $2 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. During the year ended June 29, 2007, the Company recorded a write-off of in-process research and development related to the acquisition of EVault in the amount of $4 million, which is included in Product development in the Consolidated Statements of Operations. Aggregate annual amortization of other intangible assets, based on their current estimated lives, is estimated to be $90 million, $58 million, $34 million, $6 million and less than $1 million for fiscal years 2008, 2009, 2010, 2011 and 2012, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the fiscal years ended June 29, 2007 and June 30, 2006 were as follows:

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	June 29,	June 30,
	2007	2006
	(In millions)

Balance, beginning of period	$445	$243
Warranty accrual assumed from Maxtor	—	187
Warranties issued	217	156
Repairs and replacements	(298)	(177)
Changes in liability for pre-existing warranties, including expirations	66	36

Balance, end of period	$430	$445

The Company offers extended warranties on certain of its products. Revenue on extended warranties is recognized ratably over the extended warranty period. Deferred revenue in relation to extended warranties has not been material to date.

13.	Related Party Transactions

Affiliate Transactions

Historically, the Company has provided substantial services to other affiliated companies. Upon the closing of the stock purchase agreement by New SAC, these services continued to be provided by the Company through New

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAC. The services provided generally include general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions, among others. The Company charged for these services through corporate expense allocations. The amount of corporate expense allocations depended upon the total amount of allocable costs incurred by the Company on behalf of the affiliated company less amounts charged as specified cost or expense rather than by allocation. Such costs have been proportionately allocated to the affiliated companies based on detailed inquiries and estimates of time incurred by the Company’s corporate marketing and general administrative departmental managers. Management believes that the allocations charged to other affiliated companies were reasonable. There were no allocations charged to other affiliated companies’ marketing and administrative expenses for fiscal years 2007 and 2006, and these allocations were not material for fiscal year 2005. Xiotech Corporation and Certance were affiliates of Seagate Technology. The Company recorded revenue from Xiotech of $1 million, $1 million and $7 million in fiscal years 2007, 2006 and 2005, respectively, and recorded revenue from Certance of $2 million for the period from July 3, 2004 through January 2005, at which time it was sold to a third party. There were no amounts receivable from affiliated companies at June 29, 2007 and June 30, 2006. Purchases and sales to other affiliated companies were not material for any of the periods presented.

Certain members of our board of directors are also on the boards of directors of Microsoft Corporation, Flextronics International Ltd. and United Parcel Service, Inc. The Company sells disc drives to Microsoft and certain subcontractors to Microsoft including Flextronics for us in their products. The Company recorded net revenue of $113 million, $214 million and $181 million in fiscal years 2007, 2006 and 2005, respectively, for sales to Microsoft and Microsoft subcontractors, including Flextronics. With respect to such sales, at June 29,2007 and June 20, 2006, the Company had accounts receivable of $66 million and $67 million, respectively. The Company made purchases from Flextronics in fiscal years 2007, 2006 and 2005 respectively of $177 million, $64 million and $24 million and had related accounts payable at June 29, 2007 and June 30, 2006 of $37 million and $18 million, respectively. The Company made payments for freight and logistic services to United Parcel Service of $160 million, $130 million and $115 million in fiscal year 2007, 2006 and 2005, respectively. At June 29, 2007 and June 30, 2006, the Company had accounts payable to United Parcel Service of $33 million and $26 million, respectively.

Another individual who has been a member of our board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $46 million, $44 million and $36 million from sales to LSI Logic for fiscal years 2007, 2006 and 2005, respectively. The Company had accounts receivable of $7 million and $9 million from LSI Logic at June 29, 2007 and June 30, 2006, respectively. The Company also made payments to LSI Logic of $220 million and $194 million in fiscal years 2007 and 2006, respectively, related to purchases of various components. The Company had accounts payable to LSI Logic of $26 million and $46 million at June 29, 2007 and June 30, 2006, respectively.

A former member of our board of directors who became a director of Lenovo Group Limited on May 17, 2005, resigned from the Company’s board of directors on May 19, 2006. The Company recorded revenue of $136 million from sales to Lenovo Group Limited and its subcontractors for the period from July 2, 2005 to May 19, 2006 and $29 million for the period from May 17, 2005 to July 1, 2005.

Another individual who has been a member of our board of directors since October 26, 2006 was also the chief executive officer and a member of the board of directors of Solectron Corporation (“Solectron”). The individual resigned from our board of directors on February 22, 2007. The Company recorded net revenue of $22 million from sales to Solectron for the period from October 28, 2006 through February 22, 2007. Additionally, the Company made purchases from Solectron of $2 million for the period from October 26, 2006 through February 22, 2007.

Dividends to New SAC

During fiscal year 2006, pursuant to its quarterly dividend policy, the Company paid dividends to its shareholders aggregating approximately $155 million, or $0.32 per share, including New SAC. As of January 3,

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, New SAC had distributed substantially all of the common shares of the Company that it held to its shareholders, and New SAC no longer owns any of the Company’s common shares.

14.  Condensed Consolidating Financial Information

The Company has guaranteed HDD’s obligations under the 2009 Notes, the 2011 Notes and the 2016 Notes (the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Notes were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at June 29, 2007 and June 30, 2006, the condensed consolidating statements of operations and cash flows for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 29, 2007

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Cash and cash equivalents	$4	$—	$984	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	—	794	—	794
Other current assets	—	—	480	—	480

Total Current Assets	4	—	3,845	(48)	3,801

Property, equipment and leasehold improvements, net	—	—	2,278	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investment in HDD	6,401	—	—	(6,401)	—
Equity investments in Non-Guarantors	—	6,244	292	(6,536)	—
Intercompany note receivable	—	1,661	541	(2,202)	—
Other assets, net	—	17	888	—	905

Total Assets	$6,405	$7,922	$10,332	$(15,187)	$9,472

Accounts payable	$—	$—	$1,319	$(18)	$1,301
Intercompany payable	6	—	24	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	25	760	—	786
Accrued income taxes	—	—	75	—	75
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	7	25	2,665	(48)	2,649

Other liabilities	—	—	353	—	353
Intercompany note payable	1,661	—	541	(2,202)	—
Long-term debt, less current portion	—	1,496	237	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,521	4,339	(2,793)	4,735

Shareholders’ Equity	4,737	6,401	5,993	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$7,922	$10,332	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2006

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Cash and cash equivalents	$—	$1	$909	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	—	1,445	—	1,445
Intercompany receivable	—	—	115	(115)	—
Intercompany loan receivable	—	464	—	(464)	—
Inventories	—	—	891	—	891
Other current assets	—	—	264	—	264

Total Current Assets	—	465	4,447	(579)	4,333

Property, equipment and leasehold improvements, net	—	—	2,106	—	2,106
Goodwill	—	—	2,475	—	2,475
Other intangible assets, net	—	—	307	—	307
Equity investment in HDD	3,331	—	—	(3,331)	—
Equity investments in Non-Guarantors	2,023	4,101	2,101	(8,225)	—
Intercompany note receivable	—	—	911	(911)	—
Other assets, net	—	4	319	—	323

Total Assets	$5,354	$4,570	$12,666	$(13,046)	$9,544

Accounts payable	$—	$—	$1,692	$—	$1,692
Intercompany payable	1	—	114	(115)	—
Accrued employee compensation	—	—	385	—	385
Accrued expenses	1	4	853	—	858
Accrued income taxes	—	—	72	—	72
Intercompany loan payable	140	—	324	(464)	—
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	142	4	3,770	(579)	3,337

Other liabilities	—	—	355	—	355
Intercompany note payable	—	835	76	(911)	—
Long-term debt, less current portion	—	400	240	—	640

Total Liabilities	142	1,239	4,441	(1,490)	4,332

Shareholders’ Equity	5,212	3,331	8,225	(11,556)	5,212

Total Liabilities and Shareholders’ Equity	$5,354	$4,570	$12,666	$(13,046)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 29, 2007

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Revenue	$—	$—	$12,278	$(918)	$11,360
Cost of revenue	—	—	10,093	(918)	9,175
Product development	—	—	904	—	904
Marketing and administrative	2	—	587	—	589
Amortization of intangibles	—		49	—	49
Restructuring and other, net	—	—	29	—	29

Total operating expenses	2	—	11,662	(918)	10,746

Income from operations	(2)	—	616	—	614
Interest income	1	20	104	(52)	73
Interest expense	(2)	(122)	(69)	52	(141)
Equity in income of HDD	916	—	—	(916)	—
Equity in income (loss) of Non-Guarantors	—	1,018	(525)	(493)	—
Other, net	—	—	15		15

Other income (expense), net	915	916	(475)	(1,409)	(53)

Income before income taxes	913	916	141	(1,409)	561
Provision for (benefit from) income taxes	—	—	(352)		(352)

Net income	$913	$916	$493	$(1,409)	$913

Consolidating Statement of Cash Flows
Fiscal Year Ended June 29, 2007

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Operating Activities
Net Income	$913	$916	$493	$(1,409)	$913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	851	—	851
Stock-based compensation	—	—	128	—	128
Allowance for doubtful accounts receivable	—	—	40	—	40
Deferred income taxes	—	—	(365)	—	(365)
Redemption charges on 8% Senior Notes due 2009	—	19	—	—	19
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	19	—	19
Equity in (income) of HDD	(916)	—	—	916	—

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Equity in (income) loss of Non-Guarantors	—	(1,018)	525	493	—
Other non-cash operating activities, net	—	1	16	—	17
Changes in operating assets and liabilities, net	5	17	(705)	—	(683)

Net cash (used in) provided by operating activities	2	(65)	1,006	—	943
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(906)	—	(906)
Proceeds from sales of fixed assets	—	—	55	—	55
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	912	—	997
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	1	(49)	—	(48)

Net cash used in investing activities	—	1	(403)	—	(402)
Financing Activities
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Repayment of long-term debt	—	—	(5)	—	(5)
Redemption of 8% Senior Notes due 2009	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	(16)	—	—	(16)
Loan from HDD to Parent	1,521	(1,521)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	324	(324)	—	—
Loan repayment to Non-Guarantor from HDD	—	(834)	834	—	—
Distribution from Non-Guarantor to HDD	—	1,071	(1,071)	—	—
Investment by HDD in Non-Guarantor	—	(38)	38	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	219	—	—	—	219
Dividends to shareholders	(212)	—	—	—	(212)
Repurchases of common shares and payments made under prepaid forward agreements	(1,526)	—	—	—	(1,526)

Net cash provided by (used in) financing activities	2	63	(528)	—	(463)

Increase (decrease) in cash and cash equivalents	4	(1)	75	—	78
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$4	$—	$984	$—	$988

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 30, 2006

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Revenue	$—	$—	$9,206	$—	$9,206
Cost of revenue	—	—	7,069	—	7,069
Product development	—	—	805	—	805
Marketing and administrative	—	—	447	—	447
Amortization of intangibles			7	—	7
Restructuring	—	—	4	—	4

Total operating expenses	—	—	8,332	—	8,332

Income from operations	—	—	874	—	874
Interest income	—	3	66	—	69
Interest expense	—	(44)	3	—	(41)
Equity in income of HDD	983	—	—	(983)	—
Equity in income (loss) of Non-Guarantors	(143)	1,024	—	(881)	—
Other, net	—	—	22	—	22

Other income (expense), net	840	983	91	(1,864)	50

Income before income taxes	840	983	965	(1,864)	924
Provision for income taxes	—	—	84	—	84

Net income	$840	$983	$881	$(1,864)	$840

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2006

	Seagate
	Technology	HDD	Combined		Seagate
	Parent Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Operating Activities
Net Income	$840	$983	$881	$(1,864)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	612	—	612
Stock-based compensation	—	—	90	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in income of HDD	(983)	—	—	983	—
Equity in income of Non-Guarantors	143	(1,024)	—	881	—
Other non-cash operating activities, net	—	2	33	—	35
Changes in operating assets and liabilities, net	(3)	(3)	(70)	—	(76)

Net cash provided by (used in) operating activities	(3)	(42)	1,502	—	1,457
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(1,008)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	—	297	—	297
Other investing activities, net	—	1	(159)	—	(158)

Net cash provided by (used in) investing activities	—	1	(562)	—	(561)
Financing Activities
Repayment of long-term debt	—	(243)	(97)	—	(340)
Issuance of common shares for employee stock plans	118	—	—	—	118
Loan from HDD to Parent	140	(140)	—	—	—
Loan from HDD to Non-Guarantor	—	(324)	324	—	—
Loan repayment from Non-Guarantor to HDD	—	224	(224)	—	—
Loan from Non-Guarantor to HDD	—	835	(835)	—	—
Distribution from HDD to Parent	310	(310)	—	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities	(6)	42	(768)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	1	172	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$1	$909	$—	$910

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Fiscal Year Ended July 1, 2005

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Revenue	$—	$—	$7,553	$—	$7,553
Cost of revenue	—	—	5,880	—	5,880
Product development	—	—	645	—	645
Marketing and administrative	—	—	306	—	306
Restructuring	—	—	—	—	—

Total operating expenses	—	—	6,831	—	6,831

Income from operations	—	—	722	—	722
Interest income	—	8	36	(8)	36
Interest expense	—	(42)	(14)	8	(48)
Equity in income of HDD	707	—	—	(707)	—
Equity in income of Non-Guarantors	—	741	—	(741)	—
Other, net	—	—	22	—	22

Other income (expense), net	707	707	44	(1,448)	10

Income before income taxes	707	707	766	(1,448)	732
Provision for income taxes	—	—	25	—	25

Net income	$707	$707	$741	$(1,448)	$707

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended July 1, 2005

	Seagate
	Technology
	Parent	HDD	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Operating Activities
Net Income	$707	$707	$741	$(1,448)	$707
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	464	—	464
Equity in income of HDD	(707)	—	—	707	—
Equity in income of Non-Guarantors	—	(741)	—	741	—
Other non-cash operating activities, net	—	—	21	—	21
Changes in operating assets and liabilities, net	—	(8)	244	—	236

Net cash provided by (used in) operating activities	—	(42)	1,470	—	1,428
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	—	(691)	—	(691)
Purchase of short-term investments	—	—	(4,796)	—	(4,796)
Maturities and sales of short-term investments	—	—	4,465	—	4,465
Other investing activities, net	—	2	(49)	—	(47)

Net cash provided by ( used in) investing activities	—	2	(1,071)	—	(1,069)
Financing Activities
Repayment of long-term debt	—	(2)	(1)	—	(3)
Issuance of common shares for employee stock plans	90	—	—	—	90
Loan from HDD to Non-Guarantor	—	(1)	1	—	—
Loan repayment from Non-Guarantor to HDD	—	70	(70)	—	—
Distribution from HDD to Parent	37	(37)	—	—	—
Investment by Parent in HDD	(10)	10	—	—	—
Dividends to shareholders	(122)	—	—	—	(122)

Net cash provided by (used in) financing activities	(5)	40	(70)	—	(35)

Increase (decrease) in cash and cash equivalents	(5)	—	329	—	324
Cash and cash equivalents at the beginning of the period	14	—	408	—	422

Cash and cash equivalents at the end of the Period	$9	$—	$737	$—	$746

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which the notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 5). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at June 29, 2007 and June 30, 2006, the condensed consolidating statements of operations and cash flows for the fiscal years ended June 29, 2007 and the period from May 19, 2006 to June 30, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

From the date of acquisition (May 19, 2006) through June 30, 2006, Maxtor was a wholly-owned direct subsidiary of Seagate Technology. The accompanying condensed consolidating balance sheet as of June 30, 2006 reflects the corporate legal structure of Seagate Technology, HDD, and the Combined Non-Guarantors, as they existed at that time. On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD, a non-guarantor, and therefore, the balance sheet of the Combined Non-Guarantors as of June 29, 2007 reflects the investment in Maxtor on an equity method basis. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 29, 2007

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Cash and cash equivalents	$4	$3	$981	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	3	791	—	794
Other current assets	—	74	406	—	480

Total Current Assets	4	80	3,765	(48)	3,801

Property, equipment and leasehold improvements, net	—	17	2,261	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investments in Non-Guarantors	6,401	292	6,244	(12,937)	—
Intercompany note receivable	—	—	2,202	(2,202)	—
Other assets, net	—	308	597	—	905

Total Assets	$6,405	$697	$17,557	$(15,187)	$9,472

Accounts payable	$—	$18	$1,301	$(18)	$1,301
Intercompany payable	6	24	—	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	58	727	—	786
Accrued income taxes	—	14	61	—	75
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	7	444	2,246	(48)	2,649

Other liabilities	—	79	274	—	353
Intercompany note payable	1,661	541	—	(2,202)	—
Long-term debt, less current portion	—	176	1,557	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,240	4,620	(2,793)	4,735

Shareholders’ Equity (Deficit)	4,737	(543)	12,937	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$697	$17,557	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
June 30, 2006

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Cash and cash equivalents	$—	$29	$881	$—	$910
Short-term investments	—	—	823	—	823
Accounts receivable, net	—	72	1,373	—	1,445
Intercompany receivable	—	—	115	(115)	—
Intercompany loan receivable	—	—	464	(464)	—
Inventories	—	91	800	—	891
Other current assets	—	59	205	—	264

Total Current Assets	—	251	4,661	(579)	4,333

Property, equipment and leasehold improvements, net	—	63	2,043	—	2,106
Goodwill	—	873	1,602	—	2,475
Other intangible assets, net	—	95	212	—	307
Equity investment in Maxtor	2,023	—	—	(2,023)	—
Equity investments in Non-Guarantors	3,331	2,101	4,101	(9,533)	—
Intercompany note receivable	—	—	911	(911)	—
Other assets, net	—	30	293	—	323

Total Assets	$5,354	$3,413	$13,823	$(13,046)	$9,544

Accounts payable	$—	$65	$1,627	$—	$1,692
Intercompany payable	1	114	—	(115)	—
Accrued employee compensation	—	58	327	—	385
Accrued expenses	1	137	720	—	858
Accrued income taxes	—	15	57	—	72
Intercompany loan payable	140	324	—	(464)	—
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	142	1,043	2,731	(579)	3,337

Other liabilities	—	91	264	—	355
Intercompany note payable	—	76	835	(911)	—
Long-term debt, less current portion	—	180	460	—	640

Total Liabilities	142	1,390	4,290	(1,490)	4,332

Shareholders’ Equity	5,212	2,023	9,533	(11,556)	5,212

Total Liabilities and Shareholders’ Equity	$5,354	$3,413	$13,823	$(13,046)	$9,544

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 29, 2007

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Revenue	$—	$336	$11,942	$(918)	$11,360
Cost of revenue	—	409	9,684	(918)	9,175
Product development	—	13	891	—	904
Marketing and administrative	2	32	555	—	589
Amortization of intangibles	—	7	42	—	49
Restructuring and other, net	—	2	27	—	29

Total operating expenses	2	463	11,199	(918)	10,746

Income (loss) from operations	(2)	(127)	743	—	614
Interest income	1	1	123	(52)	73
Interest expense	(2)	(66)	(125)	52	(141)
Equity in loss of Maxtor	—	—	(359)	359	—
Equity in income (loss) of Non-Guarantors	916	(166)	1,018	(1,768)	—
Other, net	—	(1)	16	—	15

Other income (expense), net	915	(232)	673	(1,409)	(53)

Income (loss) before income taxes	913	(359)	1,416	(1,409)	561
Provision for (benefit from) income taxes	—	—	(352)	—	(352)

Net income (loss)	$913	$(359)	$1,768	$(1,409)	$913

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended June 29, 2007

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Operating Activities
Net Income (Loss)	$913	$(359)	$1,768	$(1,409)	$913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	61	790	—	851
Stock-based compensation	—	25	103	—	128
Allowance for doubtful accounts receivable	—	—	40	—	40
Deferred income taxes	—	1	(366)	—	(365)
Redemption charge on 8% Senior Notes due 2009	—	—	19	—	19
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	19	—	19
Equity in loss of Maxtor	—	—	359	359	—
Equity in (income) loss of Non-Guarantors	(916)	166	(1,018)	1,768	—
Other non-cash operating activities, net	—	7	10	—	17
Changes in operating assets and liabilities, net	5	(87)	(601)	—	(683)

Net cash provided by (used in) operating activities	2	(186)	1,127	—	943
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	(3)	(903)	—	(906)
Proceeds from sales of fixed assets	—	27	28	—	55
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	997	—	997
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	—	(48)	—	(48)

Net cash (used in) provided by investing activities	—	24	(426)	—	(402)
Financing Activities
Net proceeds form issuance of long-term debt	—	—	1,477	—	1,477
Repayment of long-term debt	—	(5)	—	—	(5)
Redemption of 8% Senior Notes due 2009	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	—	(16)	—	(16)
Loan from Non-Guarantor to Parent	1,521	—	(1,521)	—	—
Loan from Non-Guarantor to Maxtor	—	465	(465)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(1,071)	1,071	—
Distribution to HDD from Non-Guarantor	—	—	1,071	(1,071)	—
Investment by Maxtor in Non-Guarantor	—	(38)	38	—	—
Investment by Non-Guarantor in Maxtor	—	38	(38)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	219	—	—	—	219
Dividends to shareholders	(212)	—	—	—	(212)
Repurchases of common shares and payments made under prepaid forward agreements	(1,526)	—	—	—	(1,526)

Net cash provided by (used in) financing activities	2	136	(601)	—	(463)

Increase (decrease) in cash and cash equivalents	4	(26)	100	—	78
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$4	$3	$981	$—	$988

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 30, 2006

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Revenue	$—	$87	$9,119	$—	$9,206
Cost of revenue	—	134	6,935	—	7,069
Product development	—	16	789	—	805
Marketing and administrative	—	19	428	—	447
Amortization of intangibles	—	2	5	—	7
Restructuring	—	—	4	—	4

Total operating expenses	—	171	8,161	—	8,332

Income (loss) from operations	—	(84)	958	—	874
Interest income	—	—	69	—	69
Interest expense	—	(2)	(39)	—	(41)
Equity in loss of Maxtor	(143)	—	—	143	—
Equity in income (loss) of Non-Guarantors	983	(57)	1,024	(1,950)	—
Other, net	—	—	22	—	22

Other income (expense), net	840	(59)	1,076	(1,807)	50

Income (loss) before income taxes	840	(143)	2,034	(1,807)	924
Provision for income taxes	—	—	84	—	84

Net income (loss)	$840	$(143)	$1,950	$(1,807)	$840

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended June 30, 2006

	Seagate
	Technology
	Parent	Maxtor	Combined		Seagate
	Company	Subsidiary	Non-		Technology
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In millions)

Net Income	$840	$(143)	$1,950	$(1,807)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	9	603	—	612
Stock-based compensation	—	15	75	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in loss of Maxtor	143	—	—	(143)	—
Equity in income of Non-Guarantors	(983)	57	(1,024)	1,950	—
Other non-cash operating activities, net	—	—	35	—	35
Changes in operating assets and liabilities, net	(3)	(395)	322	—	(76)

Net cash provided by (used in) operating activities	(3)	(457)	1,917	—	1,457
Investing Activities
Acquisition of property, equipment and leasehold improvements	—	(6)	(1,002)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	94	203	—	297
Other investing activities, net	—	(2)	(156)	—	(158)

Net cash provided by (used in) investing activities	—	86	(647)	—	(561)
Financing Activities
Repayment of long-term debt	—	—	(340)	—	(340)
Issuance of common shares for employee stock plans	118	—	—	—	118
Loan from Non-Guarantor to Parent	140	—	(140)	—	—
Loan from HDD to Non-Guarantor	—	400	(400)	—	—
Distribution from HDD to Parent	310	—	(310)	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities	(6)	400	(1,126)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	29	144	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$29	$881	$—	$910

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplementary Financial Data (Unaudited)

Quarterly Data

The Company operated and reported financial results based on 13 week quarters in fiscal 2007 and 2006, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

Fiscal Year 2007	September 29,	December 29,	March 30,	June 29,
Quarters Ended	2006	2006	2007	2007
	(In millions, except per share data)

Revenue	$2,793	$2,996	$2,828	$2,744
Gross margin	442	546	603	594
Income from operations	12	166	247	188
Net income	19	140	212	541
Net income per share:
Basic	$0.03	$0.25	$0.39	$1.00
Diluted	0.03	0.23	0.37	0.96

The results for the first quarter of fiscal year 2007 include a $40 million increase in the provision for doubtful accounts related to the termination of the Company’s distributor relationship with eSys and its related affiliated entities, approximately $24 million of stock-based compensation, Maxtor’s operating losses and related charges to the Company’s acquisition of Maxtor which include $34 million in integration and retention costs, net of related tax effects, $34 million in the amortization of intangibles and $13 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged, net of related tax effects.

The results for the second quarter of fiscal year 2007 include approximately $25 million of stock-based compensation, $19 million in charges related to the redemption of the Company’s 8% Notes, Maxtor’s operating losses and charges related to the Company’s acquisition of Maxtor Corporation which include $10 million in integration and retention costs, net of related tax effects, $40 million in the amortization of intangibles, $18 million in customer compensatory claims relating to legacy Maxtor products and $7 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged.

The results for the third quarter of fiscal year 2007 include approximately $29 million of stock-based compensation and charges related to the Company’s acquisition of Maxtor, which include $53 million in the amortization of intangibles.

The results for the fourth quarter include a $359 million tax benefit resulting from a favorable adjustment to the valuation allowance related to our deferred tax assets, $24 million of stock-based compensation expense, a $29 million net restructuring and impairment charges and $23 million in amortization of intangibles related to the Maxtor acquisition.

Fiscal Year 2006	September 30,	December 30,	March 31,	June 29,
Quarters Ended	2005	2005	2006	2007
	(In millions, except per share data)

Revenue	$2,088	$2,300	$2,289	$2,529
Gross margin	535	591	556	454
Income from operations	265	284	253	72
Net income	272	287	274	7
Net income per share:
Basic	$0.57	$0.60	$0.56	$0.01
Diluted	0.54	0.57	0.53	0.01

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results for the first quarter of fiscal year 2006 include approximately $16 million of stock-based compensation expense as a result of the Company’s adoption of SFAS No. 123(R) and $4 million in restructuring costs. The results for the second quarter include approximately $20 million of stock-based compensation expense. The results for the third quarter include approximately $21 million of stock-based compensation expense. The results for the fourth quarter include approximately $17 million of stock-based compensation expense, Maxtor’s operating losses from May 19, 2006 through June 30, 2006 and related charges related to the Company’s acquisition of Maxtor, which include $38 million in integration and retention costs, net of related tax effects, $24 million in amortization of intangibles and $16 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows of Seagate Technology for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005. These consolidated financial statements are the responsibility of Seagate Technology’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at June 29, 2007 and June 30, 2006 and the consolidated results of its operations and cash flows for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2007 expressed an unqualified opinion thereon.

As discussed in Note 3 to the Notes to Consolidated Financial Statements, under the heading Compensation — Adoption of SFAS No. 123(R), in fiscal 2006 Seagate Technology changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

San Jose, California
August 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Seagate Technology maintained effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Seagate Technology maintained effective internal control over financial reporting as of June 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of June 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Seagate Technology and our report dated August 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 21, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 29, 2007.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 29, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 29, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by this Item 10 concerning our executive officers is set forth in Part I of this report under “Item 1. Business — Executive Officers”.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the section entitled “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

3. Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit
Number	Description

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)
2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)
2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)
3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)
4.2	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)
4.3	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)
4.4	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

Exhibit
Number		Description

4.5		Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)
4.6		Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.5)
10.1		Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)
10	.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)
10	.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10.5		Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10.6		Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10.7		Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit
Number		Description

10.8		World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.9+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)
10	.10+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)
10	.11+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)
10	.12+	Amended Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (file. no. 001-139433) filed with the SEC on December 18, 2006)
10	.13+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)
10	.14+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)
10	.15+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)
10	.17+	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2006)
10.18		Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.19		First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.20		Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.21		First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.22		Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm

Exhibit
Number		Description

24.1		Powers of Attorney (included on the signature page hereto)
31	.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/s/  William D. Watkins
(William D. Watkins, Chief Executive Officer)

Dated: August 24, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Watkins, Charles C. Pope, and William L. Hudson, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Watkins (William D. Watkins)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 24, 2007

/s/ Charles C. Pope (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 24, 2007

/s/ Patrick J. O’Malley (Patrick J. O’Malley)	Senior Vice President, Corporate Finance and Treasurer (Principal Accounting Officer)	August 24, 2007

/s/ Stephen J. Luczo (Stephen J. Luczo)	Chairman of the Board of Directors	August 24, 2007

/s/ Frank J. Biondi, Jr. (Frank J. Biondi, Jr.)	Director	August 24, 2007

Signature	Title	Date

/s/ William W. Bradley (William W. Bradley)	Director	August 24, 2007

/s/ James A. Davidson (James A. Davidson)	Director	August 24, 2007

/s/ Donald E. Kiernan (Donald E. Kiernan)	Director	August 24, 2007

/s/ David F. Marquardt (David F. Marquardt)	Director	August 24, 2007

/s/ Lydia M. Marshall (Lydia M. Marshall)	Director	August 24, 2007

/s/ C.S. Park (Dr. C.S. Park)	Director	August 24, 2007

/s/ Gregorio Reyes (Gregorio Reyes)	Director	August 24, 2007

/s/ John W. Thompson (John W. Thompson)	Director	August 24, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)
2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)
2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)
3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

Exhibit
Number		Description

4.1		Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)
4.2		Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)
4.3		Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)
4.4		Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)
4.5		Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)
4.6		Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.5)
10.1		Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)
10	.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

Exhibit
Number		Description

10	.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10.5		Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10.6		Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)
10	.7+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)
10	.8+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)
10	.9+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)
10	.10+	Amended Seagate Technology 2004 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (file. no. 001-139433) filed with the SEC on December 18, 2006)
10	.11+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)
10	.12+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)
10	.13+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)
10	.14+	Summary description of Seagate Technology’s compensation policy for independent members of the board of directors (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2006)
10.15		Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.16		First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

Exhibit
Number		Description

10.17		Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.18		First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
10.19		Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney (included on the signature page hereto)
31	.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.