Form 10-Q
period 2007-09-28
SEAGATE TECHNOLOGY
filed 2007-10-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of October 22, 2007, 532,029,983 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 28, 2007	June 29, 2007 (a)
ASSETS
Cash and cash equivalents	$1,263	$988
Short-term investments	235	156
Accounts receivable, net	1,519	1,383
Inventories	763	794
Deferred income taxes	215	196
Other current assets	354	284

Total Current Assets	4,349	3,801

Property, equipment and leasehold improvements, net	2,246	2,278
Goodwill	2,327	2,300
Other intangible assets, net	169	188
Deferred income taxes	678	574
Other assets, net	296	331

Total Assets	$10,065	$9,472

LIABILITIES
Accounts payable	$1,551	$1,301
Accrued employee compensation	232	157
Accrued expenses	739	786
Accrued income taxes	11	75
Current portion of long-term debt	330	330

Total Current Liabilities	2,863	2,649
Other non-current liabilities	363	353
Long-term accrued income taxes	225	—
Long-term debt, less current portion	1,734	1,733

Total Liabilities	5,185	4,735

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	3,295	3,204
Accumulated other comprehensive loss	(1)	(4)
Retained earnings	1,586	1,537

Total Shareholders’ Equity	4,880	4,737

Total Liabilities and Shareholders’ Equity	$10,065	$9,472

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2007.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 28, 2007	September 29, 2006
Revenue	$3,285	$2,793

Cost of revenue	2,476	2,351
Product development	242	243
Marketing and administrative	153	180
Amortization of intangibles	13	11
Restructuring, net	5	(4)

Total operating expenses	2,889	2,781

Income from operations	396	12

Interest income	16	19
Interest expense	(32)	(20)
Other, net	(5)	3

Other income (expense), net	(21)	2

Income before income taxes	375	14
Provision for (benefit from) for income taxes	20	(5)

Net income	$355	$19

Net income per share:
Basic	$0.67	$0.03
Diluted	$0.64	$0.03
Number of shares used in per share calculations:
Basic	531	576
Diluted	560	606

Cash dividends declared per share	$0.10	$0.08

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 28, 2007	September 29, 2006
OPERATING ACTIVITIES
Net income	$355	$19
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	205	199
Stock-based compensation	29	38
Allowance for doubtful accounts receivable	(3)	40
Other non-cash operating activities, net	18	(4)
Changes in operating assets and liabilities:
Accounts receivable	(133)	78
Inventories	31	(42)
Accounts payable	250	(244)
Accrued expenses, employee compensation and warranty	(2)	(246)
Accrued income taxes	(2)	(5)
Other assets and liabilities	6	(14)

Net cash provided by (used in) operating activities	754	(181)

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(150)	(227)
Purchases of short-term investments	(198)	(305)
Maturities and sales of short-term investments	119	335
Acquisition, net of cash acquired	(6)	—
Other investing activities, net	(3)	(6)

Net cash used in investing activities	(238)	(203)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477
Proceeds from exercise of employee stock options and employee stock purchase plan	62	49
Dividends to shareholders	(54)	(46)
Repurchases of common shares	(249)	(150)

Net cash (used in) provided by financing activities	(241)	1,330

Increase in cash and cash equivalents	275	946
Cash and cash equivalents at the beginning of the period	988	910

Cash and cash equivalents at the end of the period	$1,263	$1,856

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10	$5
Cash paid for income taxes, net of refunds	8	2

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended September 28, 2007

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 29, 2007	535	$—	$3,204	$(4)	$1,537	$4,737
Cumulative effect adjustment to adopt recognition and measurement provisions of FASB Interpretation No. 48 (See Note 3)	—	—	—	—	(3)	(3)
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	3	—	3
Net income	—	—	—	—	355	355

Comprehensive income						358
Issuance of common shares related to employee stock options and employee stock purchase plan	5	—	62	—	—	62
Dividends to shareholders	—	—	—	—	(54)	(54)
Repurchases of common shares	(10)	—	—	—	(249)	(249)
Stock-based compensation	—	—	29	—	—	29

Balance at September 28, 2007	530	$—	$3,295	$(1)	$1,586	$4,880

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations — Seagate Technology (“Seagate,” or the “Company”) designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders, digital music players and gaming devices. The Company sells its disc drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. The Company also provides data storage services through EVault, Inc. (“EVault”), which it acquired in fiscal year 2007. The Company also sells storage products containing its disc drives under the Seagate and Maxtor brands.

Basis of Presentation and Consolidation — The Condensed Consolidated Financial Statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 29, 2007 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 27, 2007. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 29, 2007 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 28, 2007 are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 27, 2008.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended September 28, 2007 and September 29, 2006 were 13 weeks. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Condensed Consolidated Financial Statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory and valuation of share-based payments. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Since the Company’s fiscal year ended June 29, 2007, there have been no significant changes in the Company’s critical accounting policies and estimates other than the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) — see Note 3. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007, as filed with the SEC on August 27, 2007, for a discussion of the Company’s critical accounting policies and estimates.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with the provisions of FASB Statement (SFAS) No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income per share for the three months ended September 28, 2007 and September 29, 2006:

	For the Three Months Ended
	September 28, 2007	September 29, 2006
	(in millions, except per share data)
Numerator:
Net income	$355	$19
Adjustment for interest expense on 6.8% convertible senior notes due April 2010	2	—

Net income, adjusted	$357	$19

Denominator:
Weighted-average common shares outstanding	533	578
Weighted-average nonvested shares	(2)	(2)

Total shares for purpose of calculating basic net income per share	531	576

Weighted-average effect of dilutive securities:
Nonvested shares	1	—
Dilution from employee stock options	19	26
2.375% convertible senior notes due August 2012	5	4
6.8% convertible senior notes due April 2010	4	—

Dilutive potential common shares:	29	30

Total shares for purpose of calculating diluted net income per share	560	606

Net Income per share:
Basic net income per share	$0.67	$0.03

Diluted net income per share	$0.64	$0.03

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
	September 28, 2007	September 29, 2006
	(in millions)
Stock options	20.4	16.1
Nonvested shares	—	1.8
6.8% convertible senior notes	—	4.1

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

Accounts Receivable	September 28, 2007	June 29, 2007
	(in millions)
Accounts receivable	$1,566	$1,433
Allowance for doubtful accounts	(47)	(50)

	$1,519	$1,383

Inventories	September 28, 2007	June 29, 2007
	(in millions)
Raw materials and components	$312	$277
Work-in-process	109	85
Finished goods	342	432

	$763	$794

Property, equipment and leasehold improvements, net	September 28, 2007	June 29, 2007
	(in millions)
Property, equipment and leasehold improvements	$5,231	$5,104
Accumulated depreciation and amortization	(2,985)	(2,826)

	$2,246	$2,278

Accrued Warranty	September 28, 2007	June 29, 2007
	(in millions)
Short-term accrued warranty included in Accrued Expenses, other on the balance sheet	$243	$233
Long-term accrued warranty included in Other non-current liabilities on the balance sheet	199	197

	$442	$430

Long-Term Debt and Credit Facilities

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”). As a result of its acquisition of Maxtor, the Company assumed the 2.375% Notes. The 2.375% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 57.3380 shares per $1,000 principal amount of the 2.375% Notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the 2.375% Notes being converted or the “conversion value” of the 2.375% Notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those 2.375% Notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company’s common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company’s common shares in lieu thereof. The 2.375% Notes are classified as a current liability on the Condensed Consolidated Balance Sheets because they are currently convertible as the Company’s share price was in excess of 110% of the conversion price of the 2.375% Notes for at least 20 consecutive trading days during the last 30 trading days of the first quarter of fiscal year 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Revolving Credit Facility. The Company’s subsidiary, Seagate Technology HDD Holdings’ (“HDD”), has a senior unsecured $500 million revolving credit facility that matures in September 2011. The $500 million revolving credit facility, which was entered into in September 2006, replaced the then-existing $100 million revolving credit facility.

The credit agreement that governs HDD’s revolving credit facility contains covenants that must be satisfied by the Company in order to remain in compliance with the agreement. The credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 28, 2007, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of September 28, 2007, leaving $453 million for additional borrowings. The credit agreement governing the $500 million revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters.

Derivative Financial Instruments. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. At September 28, 2007, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $278 million comprised of approximately $72 million in Singapore dollars, $31 million in Malaysian ringgit, $8 million in British pound and $167 million in Thai baht. At September 29, 2006, the notional value of the Company’s outstanding foreign currency forward exchange contracts totaled approximately $184 million comprised of approximately $40 million in Singapore dollars and $144 million in Thai baht. The fair value of the Company’s outstanding foreign currency forward exchange contracts at September 28, 2007 and September 29, 2006 was immaterial.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, its worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs the Company operates under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

The income tax provision recorded for the three months ended September 28, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. The income tax benefit recorded for the three months ended September 29, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance recorded for certain U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

Based on the Company’s foreign ownership structure, and subject to (i) potential future increases in the valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes (further described below), the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

As of September 28, 2007, the Company has recorded net deferred tax assets of $891 million. The realization of $793 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates its estimates of future taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The annual limitation for this change is $110 million. Certain amounts of these attributes may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes (continued)

Unrecognized Tax Benefits

Effective at the beginning of the first quarter of 2008, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company increased its liability for net unrecognized tax benefits at the date of adoption. The Company accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. Of these unrecognized tax benefits, $63 million would reduce the effective tax rate upon recognition.

During the 12 months beginning September 29, 2007, the Company expects to reduce its unrecognized tax benefits by approximately $11 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the Company notes that the resolution and/or closure on audits is highly uncertain.

The Company files U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal year 2001 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ending in 2001 and 2002 without any additional adjustments to the Company’s tax returns. The IRS is currently examining the Company’s federal income tax returns for fiscal years ending in 2003 and 2004. The timing of the settlement of these examinations is uncertain. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Restructuring and Exit Costs

Ongoing Restructuring Activities

At June 29, 2007, the Company’s accrued restructuring balance was $9 million. During the three months ended September 28, 2007, the Company recorded restructuring costs of approximately $5 million in connection with its ongoing restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements, primarily in its Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize the Company’s production around the world. The Company expects these restructuring activities to be completed by March 28, 2008. During the quarter ended September 28, 2007, the Company made cash payments of $5 million related to restructuring activities, resulting in an accrued restructuring balance of approximately $9 million at September 28, 2007, which is included in Accrued expenses on the accompanying Condensed Consolidated Balance Sheet.

Exit Liabilities Recognized in Connection with Business Combinations

Under Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs relating to employee severance, planned exit of leased or owned excess facilities and the cancellation or settlement of contractual obligations that will not provide any future economic benefit. At June 29, 2007, the Company’s accrued liability for such exit costs was $33 million, comprised primarily of remaining excess facilities obligations. During the fiscal quarter ended September 28, 2007, the Company paid $4 million of the accrued exit costs and had adjustments decreasing the liability by $1 million. The Company expects the remaining costs associated with the exit of certain facilities of approximately $25 million to continue to the end of fiscal year 2016. The accrued exit costs balance of $28 million as of September 28, 2007 is included in Accrued expense and Other non-current liabilities on the Condensed Consolidated Balance Sheet.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Goodwill and Other Intangible Assets

Goodwill

At September 28, 2007, the Company’s goodwill totaled approximately $2.3 billion, of which approximately $2.2 billion relates to the Maxtor acquisition. During the quarter ended September 28, 2007 goodwill increased by approximately $27 million, primarily due to the effect of the adoption of FIN 48 (see Note 3).

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The carrying value of intangible assets at September 28, 2007 is set forth in the table below. The net carrying value of intangible assets at September 28, 2007 and June 29, 2007 was $169 million and $188 million, respectively. Accumulated amortization of intangibles was $209 million and $185 million at September 28, 2007 and June 29, 2007, respectively.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
	(in millions)	(in millions)	(in millions)	(in years)
Existing technology	$180	$(132)	$48	2.1
Customer relationships	153	(57)	96	2.4
Trade names	36	(12)	24	2.6
Patents and licenses	9	(8)	1	6.0

Total acquired identifiable intangible assets	$378	$(209)	$169	2.4

In the three months ended September 28, 2007 and September 29, 2006, amortization expense for other intangible assets was $24 million and $35 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Stock-Based Compensation

Stock-Based Benefit Plans

The Company’s stock-based benefit plans have been established to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company’s stock-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

Seagate Technology 2004 Stock Compensation Plan — As of September 28, 2007, there were approximately 29.0 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

Stock Purchase Plan — On July 31, 2007, the Company issued approximately 1.6 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $19.98. As of September 28, 2007, there were approximately 10.9 million common shares available for issuance under the ESPP.

Determining Fair Value of Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period. The fair value of the Company’s stock options granted to employees for the three months ended September 28, 2007 and September 29, 2006 was estimated using the following weighted-average assumptions:

	For the Three Months Ended
	September 28, 2007	September 29, 2006
Option Plan Shares
Expected term (in years)	4.0	4.0
Volatility	36%	39%
Expected dividend	1.6 – 1.7%	1.3 – 1.6%
Risk-free interest rate	4.2%	4.7%
Estimated annual forfeitures	4.5%	4.5%
Weighted-average fair value	$7.43	$7.26

ESPP Plan Shares
Expected term (in years)	0.5	0.5
Volatility	31%	34%
Expected dividend	1.7%	1.4%
Risk-free interest rate	5.0%	5.0%
Weighted-average fair value	$5.49	$5.35

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Stock-Based Compensation (continued)

Stock Compensation Expense

Stock Compensation Expense — The Company recorded $23 million and $24 million of stock-based compensation during the three months ended September 28, 2007 and September 29, 2006, respectively. Additionally, the Company recorded $6 million and $14 million of stock-based compensation during the three months ended September 28, 2007 and September 29, 2006, respectively, in connection with the assumed options and nonvested shares exchanged in the Maxtor acquisition.

As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any cash flows from excess tax benefits during the three months ended September 28, 2007.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended September 28, 2007 and September 29, 2006 were as follows:

	For the Three Months Ended
	September 28, 2007	September 29, 2006
	(in millions)
Balance, beginning of period	$430	$445
Warranties issued	60	57
Repairs and replacements	(71)	(73)
Changes in liability for pre-existing warranties, including expirations	23	8

Balance, end of period	$442	$437

The Company offers extended warranties on certain of its products. Revenue on extended warranties is recognized ratably over the extended warranty period. Deferred revenue in relation to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Equity

Issuance of Common Shares

During the three months ended September 28, 2007, the Company issued approximately 3.0 million of its common shares from the exercise of stock options and approximately 1.6 million of its common shares related to the Company’s employee stock purchase plan. Additionally, the Company awarded 925,000 shares to senior officers of the Company that were approved by the Company’s shareholders at the Company’s 2007 Annual General Meeting on October 25, 2007. These performance-based awards consist of restricted shares that vest upon continued employment and the achievement of certain performance objectives.

Repurchases of Equity Securities

On August 8, 2006, the Company announced that its board of directors authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding common shares over a two-year period. From the authorization of this repurchase program and through the three months ended September 28, 2007, the Company repurchased approximately 72.3 million shares, all of which were cancelled and are no longer outstanding. The Company repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, according to which the Company prepaid the financial institutions a fixed amount and the financial institutions were then required to deliver a variable number of shares at pre-determined dates.

During the three months ended September 28, 2007, the Company repurchased 10.3 million shares through open market repurchases at an average price of $24.27 for a total of approximately $249 million. As of September 28, 2007, the Company had approximately $725 million remaining under the authorized $2.5 billion stock repurchase program.

9. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and that changes in the funded status be reflected in comprehensive income, that effective for fiscal years ending after December 15, 2006. The Company adopted this provision of SFAS No. 158 in its fiscal year ended June 29, 2007 and the adoption did not result in a material impact on its Condensed Consolidated Statements of Operations or financial condition. SFAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement provisions of SFAS No. 158 in its fiscal year 2010, effective June 30, 2009. The Company does not expect the adoption of the measurement provisions of SFAS No. 158 to have a significant impact on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information

The Company has guaranteed HDD obligations under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Senior Notes due May 2009 (“8% Notes”) were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidated Balance Sheets of the Company and its subsidiaries at September 28, 2007 and June 29, 2007, and the condensed consolidating statements of operations and cash flows for the three months ended September 28, 2007 and September 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the combined non-guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of both HDD and Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$—	$1,255	$—	$1,263
Short-term investments	—	—	235	—	235
Accounts receivable, net	—	—	1,527	(8)	1,519
Intercompany receivable	31	—	54	(85)	—
Inventories	—	—	763	—	763
Other current assets	3	—	566	—	569

Total Current Assets	42	—	4,400	(93)	4,349

Property, equipment and leasehold improvements, net	—	—	2,246	—	2,246
Goodwill	—	—	2,327	—	2,327
Other intangible assets, net	—	—	169	—	169
Equity investment in HDD	6,784	—	—	(6,784)	—
Equity investments in Non-Guarantors	—	6,370	261	(6,631)	—
Intercompany note receivable	—	1,939	555	(2,494)	—
Other assets, net	—	16	958	—	974

Total Assets	$6,826	$8,325	$10,916	$(16,002)	$10,065

Accounts payable	$—	$—	$1,559	$(8)	$1,551
Intercompany payable	—	—	85	(85)	—
Accrued employee compensation	—	—	232	—	232
Accrued expenses	7	44	688	—	739
Accrued income taxes	—	—	11	—	11
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	7	44	2,905	(93)	2,863

Other non-current liabilities	—	—	588	—	588
Intercompany note payable	1,939	—	555	(2,494)	—
Long-term debt, less current portion	—	1,497	237	—	1,734
Liability for deficit of Maxtor	—	—	591	(591)	—

Total Liabilities	1,946	1,541	4,876	(3,178)	5,185

Shareholders’ Equity	4,880	6,784	6,040	(12,824)	4,880

Total Liabilities and Shareholders’ Equity	$6,826	$8,325	$10,916	$(16,002)	$10,065

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$4	$—	$984	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	—	794	—	794
Other current assets	—	—	480	—	480

Total Current Assets	4	—	3,845	(48)	3,801

Property, equipment and leasehold improvements, net	—	—	2,278	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investment in HDD	6,401	—	—	(6,401)	—
Equity investments in Non-Guarantors	—	6,244	292	(6,536)	—
Intercompany note receivable	—	1,661	541	(2,202)	—
Other assets, net	—	17	888	—	905

Total Assets	$6,405	$7,922	$10,332	$(15,187)	$9,472

Accounts payable	$—	$—	$1,319	$(18)	$1,301
Intercompany payable	6	—	24	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	25	760	—	786
Accrued income taxes	—	—	75	—	75
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	7	25	2,665	(48)	2,649

Other non-current liabilities	—	—	353	—	353
Intercompany note payable	1,661	—	541	(2,202)	—
Long-term debt, less current portion	—	1,496	237	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,521	4,339	(2,793)	4,735

Shareholders’ Equity	4,737	6,401	5,993	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$7,922	$10,332	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,285	$—	$3,285
Cost of revenue	—	—	2,476	—	2,476
Product development	—	—	242	—	242
Marketing and administrative	1	—	152	—	153
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	5	—	5

Total operating expenses	1	—	2,888	—	2,889

Income from operations	(1)	—	397	—	396
Interest income	—	—	26	(10)	16
Interest expense	—	(24)	(18)	10	(32)
Equity in income of HDD	356	—	—	(356)	—
Equity in income (loss) of Non-Guarantors	—	380	(27)	(353)	—
Other, net	—	—	(5)	—	(5)

Other income (expense), net	356	356	(24)	(709)	(21)

Income before income taxes	355	356	373	(709)	375
Provision for (benefit from) income taxes	—	—	20	—	20

Net income	$355	$356	$353	$(709)	$355

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income	$355	$356	$353	$(709)	$355
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	205	—	205
Stock-based compensation	—	—	29	—	29
Equity in (income) of HDD	(356)	—	—	356	—
Equity in (income) loss of Non-Guarantors	—	(380)	27	353	—
Other non-cash operating activities, net	—	2	13	—	15
Changes in operating assets and liabilities, net	(32)	17	165	—	150

Net cash (used in) provided by operating activities	(33)	(5)	792	—	754
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(150)	—	(150)
Purchase of short-term investments	—	—	(198)	—	(198)
Maturities and sales of short-term investments	—	—	119	—	119
Acquisitions, net of cash and cash equivalents acquired	—	—	(6)	—	(6)
Other investing activities, net	—	—	(3)	—	(3)

Net cash (used in) investing activities	—	—	(238)	—	(238)
FINANCING ACTIVITIES
Loan from HDD to Parent	278	(278)	—	—	—
Distribution from Non-Guarantor to HDD	—	283	(283)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	62	—	—	—	62
Dividends to shareholders	(54)	—	—	—	(54)
Repurchases of common shares	(249)	—	—	—	(249)

Net cash provided by (used in) financing activities	37	5	(283)	—	(241)

Increase in cash and cash equivalents	4	—	271	—	275
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$8	$—	$1,255	$—	$1,263

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,384	$(591)	$2,793
Cost of revenue	—	—	2,942	(591)	2,351
Product development	—	—	243	—	243
Marketing and administrative	1	—	179	—	180
Amortization of intangibles	—	—	11	—	11
Restructuring	—	—	(4)	—	(4)

Total operating expenses	1	—	3,371	(591)	2,781

Income (loss) from operations	(1)	—	13	—	12
Interest income	—	8	34	(23)	19
Interest expense	(2)	(25)	(16)	23	(20)
Equity in income of HDD	22	—	—	(22)	—
Equity in income (loss) of Non-Guarantors	—	39	(217)	178	—
Other, net	—	—	3	—	3

Other income (expense), net	20	22	(196)	156	2

Income before income taxes	19	22	(183)	156	14
(Benefit from) provision for income taxes	—	—	(5)	—	(5)

Net income	$19	$22	$(178)	$156	$19

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$19	$22	$(178)	$156	$19
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	199	—	199
Stock-based compensation	—	—	38	—	38
Allowance for doubtful accounts receivable	—	—	40	—	40
Equity in income of HDD	(22)	—	—	22	—
Equity in (income) loss of Non-Guarantors	—	(39)	217	(178)	—
Other non-cash operating activities, net	—	—	(4)	—	(4)
Changes in operating assets and liabilities, net	(35)	11	(449)	—	(473)

Net cash used in operating activities	(38)	(6)	(137)	—	(181)
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(227)	—	(227)
Purchase of short-term investments	—	(85)	(220)	—	(305)
Maturities and sales of short-term investments	—	—	335	—	335
Other investing activities, net	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	—	(85)	(118)	—	(203)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Loan from Non-Guarantor to Parent	197	(197)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	99	(99)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	108	(108)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	49	—	—	—	49
Dividends to shareholders	(46)	—	—	—	(46)
Repurchases of common shares and payments made under prepaid forward agreements	(150)	—	—	—	(150)

Net cash provided by financing activities	50	648	632	—	1,330

Increase in cash and cash equivalents	12	557	377	—	946
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$12	$558	$1,286	$—	$1,856

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 2). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors condensed consolidating balance sheets of the Company and its subsidiaries at September 28, 2007 and June 29, 2007, and the condensed consolidating statements of operations and cash flows for the three months ended September 28, 2007 and September 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of both HDD and Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD, a non-guarantor, and therefore, the balance sheets of the combined non-guarantors as of September 28, 2007 and June 29, 2007 reflect the investment in Maxtor on an equity method basis. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$1	$1,254	$—	$1,263
Short-term investments	—	—	235	—	235
Accounts receivable, net	—	—	1,527	(8)	1,519
Intercompany receivable	31	—	54	(85)	—
Inventories	—	1	762	—	763
Other current assets	3	120	446	—	569

Total Current Assets	42	122	4,278	(93)	4,349

Property, equipment and leasehold improvements, net	—	14	2,232	—	2,246
Goodwill	—	—	2,327	—	2,327
Other intangible assets, net	—	—	169	—	169
Equity investments in Non-Guarantors	6,784	261	6,370	(13,415)	—
Intercompany note receivable	—	—	2,494	(2,494)	—
Other assets, net	—	379	595	—	974

Total Assets	$6,826	$776	$18,465	$(16,002)	$10,065

Accounts payable	$—	$8	$1,551	$(8)	$1,551
Intercompany payable	—	54	31	(85)	—
Accrued employee compensation	—	—	232	—	232
Accrued expenses	7	35	697	—	739
Accrued income taxes	—	6	5	—	11
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	7	433	2,516	(93)	2,863

Other non-current liabilities	—	202	386	—	588
Intercompany note payable	1,939	555	—	(2,494)	—
Long-term debt, less current portion	—	177	1,557	—	1,734
Liability for deficit of Maxtor	—	—	591	(591)	—

Total Liabilities	1,946	1,367	5,050	(3,178)	5,185

Shareholders’ Equity (Deficit)	4,880	(591)	13,415	(12,824)	4,880

Total Liabilities and Shareholders’ Equity	$6,826	$776	$18,465	$(16,002)	$10,065

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$4	$3	$981	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	3	791	—	794
Other current assets	—	74	406	—	480

Total Current Assets	4	80	3,765	(48)	3,801

Property, equipment and leasehold improvements, net	—	17	2,261	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investments in Non-Guarantors	6,401	292	6,244	(12,937)	—
Intercompany note receivable	—	—	2,202	(2,202)	—
Other assets, net	—	308	597	—	905

Total Assets	$6,405	$697	$17,557	$(15,187)	$9,472

Accounts payable	$—	$18	$1,301	$(18)	$1,301
Intercompany payable	6	24	—	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	58	727	—	786
Accrued income taxes	—	14	61	—	75
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	7	444	2,246	(48)	2,649

Other non-current liabilities	—	79	274	—	353
Intercompany note payable	1,661	541	—	(2,202)	—
Long-term debt, less current portion	—	176	1,557	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,240	4,620	(2,793)	4,735

Shareholders’ Equity (Deficit)	4,737	(543)	12,937	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$697	$17,557	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$7	$3,278	$—	$3,285
Cost of revenue	—	8	2,468	—	2,476
Product development	—	3	239	—	242
Marketing and administrative	1	4	148	—	153
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	5	—	5

Total operating expenses	1	15	2,873	—	2,889

(Loss) income from operations	(1)	(8)	405	—	396
Interest income	—	—	26	(10)	16
Interest expense	—	(17)	(25)	10	(32)
Equity in loss of Maxtor	—	—	(26)	26	—
Equity in income (loss) of Non-Guarantors	356	(1)	380	(735)	—
Other, net	—	—	(5)	—	(5)

Other income (expense), net	356	(18)	350	(709)	(21)

Income (loss) before income taxes	355	(26)	755	(709)	375
Provision for income taxes	—	—	20	—	20

Net income (loss)	$355	$(26)	$735	$(709)	$355

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$355	$(26)	$735	$(709)	$355
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	204	—	205
Stock-based compensation	—	6	23	—	29
Equity in loss of Maxtor	—	—	26	(26)	—
Equity in (income) loss of Non-Guarantors	(356)	1	(380)	735	—
Other non-cash operating activities, net	—	7	8	—	15
Changes in operating assets and liabilities, net	(32)	(10)	192	—	150

Net cash (used in) provided by operating activities	(33)	(21)	808	—	754
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(150)	—	(150)
Purchase of short-term investments	—	—	(198)	—	(198)
Maturities and sales of short-term investments	—	—	119	—	119
Acquisitions, net of cash and cash equivalents acquired	—	—	(6)	—	(6)
Other investing activities, net	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	—	—	(238)	—	(238)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	278	—	(278)	—	—
Loan from Non-Guarantor to Maxtor	—	14	(14)	—	—
Distribution from Non-Guarantor to HDD	—	—	(283)	283	—
Distribution to HDD from Non-Guarantor	—	—	283	(283)	—
Distribution from Non-Guarantor to Maxtor	—	5	(5)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	62	—	—	—	62
Dividends to shareholders	(54)	—	—	—	(54)
Repurchases of common shares	(249)	—	—	—	(249)

Net cash provided by (used in) financing activities	37	19	(297)	—	(241)

Increase (decrease) in cash and cash equivalents	4	(2)	273	—	275
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$8	$1	$1,254	$—	$1,263

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$140	$3,244	$(591)	$2,793
Cost of revenue	—	196	2,746	(591)	2,351
Product development	—	18	225	—	243
Marketing and administrative	1	26	153	—	180
Amortization of intangibles	—	3	8	—	11
Restructuring	—	—	(4)	—	(4)

Total operating expenses	1	243	3,128	(591)	2,781

(Loss) income from operations	(1)	(103)	116	—	12
Interest income	—	—	42	(23)	19
Interest expense	(2)	(17)	(24)	23	(20)
Equity in loss of Maxtor	—	—	(120)	120	—
Equity in income (loss) of Non-Guarantors	22	(97)	159	(84)	—
Other, net	—	—	3	—	3

Other income (expense), net	20	(114)	60	36	2

Income (loss) before income taxes	19	(217)	176	36	14
(Benefit from) provision for income taxes	—	—	(5)	—	(5)

Net income (loss)	$19	$(217)	$181	$36	$19

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$19	$(217)	$181	$36	$19
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	13	186	—	199
Stock-based compensation	—	13	25	—	38
Allowance for doubtful accounts receivable	—	12	28	—	40
Equity in loss of Maxtor	—	—	120	(120)	—
Equity in (income) loss of Non-Guarantors	(22)	97	(159)	84	—
Other non-cash operating activities, net	—	—	(4)	—	(4)
Changes in operating assets and liabilities, net	(35)	15	(453)	—	(473)

Net cash used in operating activities	(38)	(67)	(76)	—	(181)
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	(2)	(225)	—	(227)
Purchase of short-term investments	—	—	(305)	—	(305)
Maturities and sales of short-term investments	—	—	335	—	335
Other investing activities, net	—	—	(6)	—	(6)

Net cash used in investing activities	—	(2)	(201)	—	(203)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	1,477	—	1,477
Loan from Non-Guarantor to Parent	197	—	(197)	—	—
Loan from Non-Guarantor to Maxtor	—	145	(145)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(94)	94	—	—
Distribution from Non-Guarantor to HDD	—	—	(108)	108	—
Distribution to HDD from Non-Guarantor	—	—	108	(108)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	49	—	—	—	49
Dividends to shareholders	(46)	—	—	—	(46)
Repurchases of common shares and payments made under prepaid forward agreements	(150)	—	—	—	(150)

Net cash provided by financing activities	50	51	1,229	—	1,330

Increase (decrease) in cash and cash equivalents	12	(18)	952	—	946
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$12	$11	$1,833	$—	$1,856

12. Subsequent Event

On October 29, 2007, the Company announced that it has proposed the closure of its substrate manufacturing facility in Limavady, Northern Ireland. The proposed closure is part of the Company’s ongoing focus on cost-efficiencies in all areas of its business. The Company’s proposal includes an expectation that it will fully complete the closure of the Limavady facility in the first half of fiscal year 2009. The Company’s preliminary estimates of restructuring charges, which is expected to include mostly cash charges for severance, potential repayment of certain investment grants and other exit costs, are in the range of approximately $50 to $80 million. The Company currently expects the majority of these restructuring charges to be recognized during the remainder of fiscal year 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended September 28, 2007. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of December 2007 industry growth. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ, possibly materially, from those in the forward-looking statements. These risks include, among others, risks related to price and product competition in our industry, customer demand for our products, the development and introduction of new products, the impact of technological advances, risks related to our intellectual property, general market conditions, future financial performance, the anticipated impact of acquisitions and the factors listed in the “Risk Factors” section of Item 1A of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. We also sell storage products containing our disc drives under the Seagate and Maxtor brands.

We sell our disc drives primarily to major original equipment manufacturers (OEMs), and we also market to distributors under our globally recognized brand names. For the fiscal quarters ended September 28, 2007, June 29, 2007 and September 29, 2006, approximately 66%, 65% and 64%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Lenovo. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 28%, 28% and 32% of our disc drive revenue in the fiscal quarters ended September 28, 2007, June 29, 2007 and September 29, 2006, respectively. Retail sales in the fiscal quarter ended September 28, 2007, as a percentage of our disc drive revenue was 6% compared to 7% and 4% in the fiscal quarters ended June 29, 2007 and September 29, 2006, respectively. For the fiscal quarters ended September 28, 2007, June 29, 2007 and September 29, 2006, approximately 29%, 31% and 32%, respectively, of our disc drive revenue came from customers located in North America, approximately 27%, 25% and 23%, respectively, came from customers located in Europe and approximately 44%, 44% and 45%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

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

Disc Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development expenditure required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. Our acquisition of Maxtor in May 2006 is an example of such industry consolidation. In September 2007, TDK Corporation (“TDK”), a disc drive head manufacturer, completed its acquisition of Alps Electric Co. Ltd. (“Alps”), also a disc drive head manufacturer, and in August 2007 TDK announced plans to acquire Magnecomp Precision, a supplier of suspension assemblies, a key disc drive component. Also, in September 2007, Western Digital completed its acquisition of Komag, Inc. (“Komag”). We believe industry consolidation is likely to continue in the disc drive industry through combinations of disc drive manufacturers, component manufacturers, or both, as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of larger-scale operations.

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

Disc drive manufacturers typically attempt to offset price erosion with an improved mix of disc drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

While the pricing environment in the first quarter of fiscal year 2008 was better than we had initially expected, we expect constant price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce our prices as well as introduce new product offerings that utilize advanced technologies prior to that of our competitors to take advantage of potentially higher initial profit margins and reduced cost structure on these new products. We have established production facilities in China, Malaysia, Singapore and Thailand to achieve cost reductions.

Disc Drive Industry Demand Trends

We believe that the disc drive industry is experiencing the following growth trends relative to overall unit demand, including:

•

The broad, global expansion of the creation, aggregation, distribution and consumption of all types of digital content has resulted in the rapid growth in demand for electronic data storage hardware solutions that either directly utilize disc drives or indirectly drive the demand for additional disc drive storage to store, host or back up related digital content. We estimate that in the September 2007 quarter, industry shipments of disc drives for all applications grew approximately 19% and 15% from the immediately preceding and year-ago quarters, respectively.

•

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

We estimate that in the September 2007 quarter, industry shipments of disc drives for the enterprise market grew approximately 6% and 5% from the immediately preceding and year-ago quarters, respectively.

•

Disc Drives for Mobile Computing. The mobile computing market is expected to grow faster than that for desktop computers as price and performance continue to improve. Notebooks are increasingly replacing desktop computers and are progressively more desirable to consumers as the need for mobility increases and wireless adoption continues to advance. We estimate that in the September 2007 quarter, industry shipments of disc drives for mobile compute applications grew approximately 27% and 44% from the immediately preceding and year-ago quarters, respectively.

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

•

Disc Drives for Desktop Computing. We believe that growth in disc drives for desktop computing is mainly due to the broad, global expansion of the creation, aggregation, distribution and consumption of all types of digital content, resulting in the rapid growth in demand for additional desktop disc drive storage to store, host or back up related digital content, as well as growth in demand in developing markets where price remains a primary consideration in compute application data storage purchases. This has been offset to some extent by the continuing shift from desktop computers to notebook computers, particularly in developed countries. While we believe the overall industry demand for desktop disc drives in the September 2007 quarter grew approximately 16% and 12% from the immediately preceding and year-ago quarters, we expect the growth in disc drives for desktop computing to moderate in the future.

•

Disc Drives for Consumer Electronics. Disc drives in the consumer electronics markets are primarily for use in DVRs and gaming consoles which require more storage capability than can be provided in a cost-effective manner by alternative technologies such as flash memory, which are better suited to lower capacity consumer electronics applications. We believe the demand for disc drives in consumer electronics will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. With respect to handheld applications, we believe disc drive products smaller than 1.8-inch form factors have to a large extent been replaced by competing storage technologies, such as solid state or flash memory. However, we believe that disc drives continue to be well suited in applications requiring capacities of 20 gigabytes or more, and that the demand for disc drives as additional storage to store, hold or back up related media content from such handheld devices, continues to grow. Seasonality in the consumer electronics market as well as the timing of consumer electronics product launches, such as gaming consoles and the relative success of these consoles, may significantly affect industry demand for disc drives used in consumer electronics applications. We estimate that in the September 2007 quarter, industry shipments of disc drives in the consumer electronic market grew approximately 19% from the immediately preceding quarter, while decreasing by 10% from the year-ago quarter.

•

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

Product Life Cycles and Changing Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles, the importance of either being first to market with new products and quickly achieving product cost effectiveness as well as difficulty in recovering research and development expenses. Also, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

To address the growing demand for higher capacity products, the industry is undergoing a transition to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various technological challenges, including a complex integration of the recording head, the disc, recording channel and drive firmware as a system, and involves the use of certain precious metals, such as ruthenium, which has at times been in limited supply and expensive.

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending. We expect normal industry seasonal patterns of continuing strong demand in the December 2007 quarter, with seasonally lower demand during the first half of next calendar year.

For the December 2007 quarter, we expect industry demand in the enterprise market to increase by approximately the same sequential rate as during the September 2007 quarter, while we expect seasonal increases of 5-8% and less than 5% from the September 2007 quarter in the mobile and desktop markets, respectively. Given the strong seasonal build out in the September 2007 quarter by customers utilizing products in consumer electronics applications, we expect the consumer electronics market to be essentially flat in the December 2007 quarter.

Recording Media

Consistent with our expectations that the disc drive industry will continue to consolidate and integrate, Western Digital completed its acquisition of Komag, a third-party supplier of recording media. Although this transaction may limit Komag’s supply of media to the disc drive industry in the long-term, we believe that there is adequate supply to meet currently identified industry demand, and that there is enough time to readjust supply chains. See Part II, Item 1A. “Risk Factors – Dependence on Supply of Components, Equipment and Raw Materials.”

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

Industry Supply Balance

Finally, to the extent that the disc drive industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the September 2007 quarter with what we believe to be approximately four weeks of distribution inventory in the desktop channel, which is somewhat lower than historical patterns.

Seagate Overview

We are the leader in the disc drive industry with products that address the enterprise, desktop, mobile computing, consumer electronics and branded solutions storage markets. Sales of our 3.5-inch and 2.5-inch disc drive units used in our branded storage products are reported as part of our desktop and mobile application revenues, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to maintain our product leadership, including time-to-market, product performance, quality, cost and manufacturing flexibility. These strengths allow us to respond to customer and market opportunities by introducing new products in core markets and developing additional value streams in new and emerging markets. Our technology ownership, combined with our integrated design and manufacturing approach, have allowed us to effectively leverage our leadership in traditional computing to enter new markets with only incremental product development and manufacturing costs.

During fiscal year 2007, we completed our integration of Maxtor. Our year-ago September 2006 quarter included Maxtor’s operating losses as we transitioned Maxtor products to Seagate products and recognized significant acquisition and integration related charges. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

Operating Performance

•

Revenue – Revenue for the quarter ended September 28, 2007 was approximately $3.3 billion, up 20% from approximately $2.7 billion in the immediately preceding quarter, and up 18% from approximately $2.8 billion in the year-ago quarter. The revenue increase from the immediately preceding and year-ago quarters was primarily driven by an increase in the number of disc drive units shipped of 20% and 21%, respectively. The increase in revenue from the immediately preceding quarter is from unit shipment growth due to seasonal demand increases across all markets and an improved mix of products shipped and partially offset by price erosion which was less pronounced than during the immediately preceding quarter as a result of the favorable industry conditions, including well-balanced disc drive supply and demand. The increase in revenue from the year-ago quarter is due to unit shipment growth from increased demand for storage driven by the continued growth in digital content, with the mobile market in particular continuing to grow more rapidly than other markets, as well as an improved mix of products shipped. These increases were partially offset by price erosion, which was less pronounced than in the year-ago quarter, at which time price erosion was severe in the desktop and mobile markets, in part as market share gains became the primary focus of a number of our competitors after our acquisition of Maxtor in late fiscal year 2006.

•

Enterprise – We shipped 4.6 million units in the September 2007 quarter, an increase of 6% from the immediately preceding quarter and an increase of 11% from the year-ago quarter. Increases in unit shipments compared to the immediately preceding and year-ago quarters were driven by the continued acceleration in both the adoption of small form factor products, of which we shipped 1.8 million units during the September 2007 quarter, as well as continued strong, incremental growth in high capacity, enterprise-class products for Internet infrastructure applications which support the increasing amount of digital content aggregated and distributed over the Internet.

•

Mobile – We shipped 7.9 million units in the September 2007 quarter, an increase of 28% from the immediately preceding quarter and an increase of 87% from the year-ago quarter. Increases in unit shipments from the immediately preceding quarter were primarily driven by increased consumer demand from seasonal back-to-school and holiday purchases. The increase in unit shipments from the year-ago quarter was driven by what we believe to be a continuing trend of notebooks increasingly replacing desktop computers, our increased share in the mobile market, as well as increased use of our mobile products in branded storage products. We continue to see a strong trend towards higher capacity mobile products.

•

Desktop – In the September 2007 quarter, we believe we increased our market leadership position with shipments of 29.0 million units, an increase of 22% from the immediately preceding quarter and an increase of 19% from the year-ago quarter. The increase from the immediately preceding and year-ago quarters was mainly driven by increased demand for our desktop products, driven by the continued growth in digital content and the resulting increase in overall demand for desktop storage products and the use of our desktop disc drives in our branded storage products. In the global distribution channel, we exited the September 2007 quarter with distribution channel inventory for desktop products at approximately three weeks. During the September 2007 quarter, we experienced a strong shift to higher capacities for our 3.5-inch desktop products.

•

Consumer – In the September 2007 quarter, we shipped a total of 5.7 million disc drives in the consumer electronics market, an increase of 15% from the immediately preceding quarter and a decrease of 11% from the year-ago quarter. The increase from the immediately preceding quarter was driven primarily by shipments into gaming applications and DVRs as manufacturers built out for the holiday season. The decrease from the year-ago quarter was mainly driven by a significant reduction in the number of disc drives shipped into handheld applications and a reduction in gaming shipments, partially offset by an increased demand in the DVR portion of the consumer electronics market.

Other factors affecting operating income – In the September 2007 quarter, our operating results included an expense of $69 million related to variable performance-based compensation, as compared to zero in the immediately preceding quarter and $13 million in the year-ago quarter. Our variable performance-based compensation is dependent on our results of operation to date, as well as our current expectations of our future results of operations. We expect there will likely be significant additional variable performance-based compensation expense in each of the remaining quarters of fiscal year 2008.

Seasonality

Historically, we have exhibited seasonally lower unit demand during the second half of each fiscal year, however, there were some recent quarters in fiscal year 2005 and fiscal year 2006 in which these seasonal trends were moderated. We saw a return to traditional seasonality in fiscal year 2007 which continued into the September 2007 quarter, where we saw seasonal demand increases across all markets.

For the December 2007 quarter, we expect unit demand for Seagate products to be seasonally up.

Recording Media

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. Our long-term strategy is to externally purchase no more than 15% of total recording media requirements.

Currently, we purchase approximately 70% of our aluminum substrates for recording media production from third parties. We also purchase all of our glass substrates from third parties (mainly in Japan), which are used to manufacture our disc drives for mobile and small form factor consumer electronics products.

Recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which was recently acquired by Western Digital. Following the closing of its acquisition by Western Digital, Komag notified us that, after a contractual notice period expires in the next few months, it would terminate supply arrangements with us. We are continuing to expand our media production facilities in Singapore and are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia, which we intend will allow us to decrease our purchases of aluminum substrates. We expect these facilities to be operational during the fourth quarter of the fiscal year 2008. In addition to the new facilities in Singapore and Asia, we are in the process of developing alternative sources of supply for recording media and aluminum substrates from third parties. We believe that there is adequate supply to meet currently identified demand, and that there is enough time to readjust supply chains. See Part II, Item 1A. “Risk Factors – Dependence on Supply of Components, Equipment, and Raw Materials.”

Raw Materials

We are currently shipping perpendicular technology based products for all four major markets, and during the September 2007 quarter, we shipped over 42 million disc drives that use perpendicular recording technology compared to approximately 28 million disc drives shipped in the immediately preceding quarter. We expect that by the end of fiscal year 2008, substantially all of our drive shipments will utilize perpendicular recording technology. Our products based on perpendicular technology require increased quantities of precious metals like ruthenium, which has led to an increase (that is likely to continue) in the inventory levels for these raw materials. The price of ruthenium has at times during the last year increased significantly and may continue to be volatile. In addition, ruthenium has at times been difficult to acquire. We believe we have adequate supply plans in place to support our expected perpendicular product ramp requirements.

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

	For the Three Months Ended
	September 28, 2007	September 29, 2006
	(in millions)
Revenue	$3,285	$2,793
Cost of revenue	2,476	2,351

Gross margin	809	442

Product development	242	243
Marketing and administrative	153	180
Amortization of intangibles	13	11
Restructuring, net	5	(4)

Income from operations	396	12
Other income (expense), net	(21)	2

Income before income taxes	375	14
Provision for (benefit from) income taxes	20	(5)

Net income	$355	$19

	For the Three Months Ended
	September 28, 2007	September 29, 2006
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	75	84

Gross margin	25	16

Product development	8	9
Marketing and administrative	5	6
Amortization of intangibles	—	—
Restructuring, net	—	—

Income from operations	12	1
Other income (expense), net	(1)	—

Income before income taxes	11	1
Provision for income taxes	—	—

Net income	11%	1%

Revenue. Revenue for the quarter ended September 28, 2007 was approximately $3.3 billion, up 20% from approximately $2.7 billion in the immediately preceding quarter, and up 18% from approximately $2.8 billion in the year-ago quarter. The revenue increase from the immediately preceding and year-ago quarters was primarily driven by an increase in the number of disc drives unit shipped of 20% and 21%, respectively. The increase in revenue from the immediately preceding quarter is attributable to unit shipment growth due to seasonal demand increases across all markets and an improved mix of products shipped. Additionally, price erosion was less pronounced than during the immediately preceding quarter as a result of the favorable industry conditions, including well-balanced disc drive supply and demand. The increase in revenue from the year-ago quarter is due to unit shipment growth from increased demand for storage driven by the continued growth in digital content, with the mobile market in particular continuing to grow more rapidly than other markets, as well as an improved mix of products shipped. These increases were partially offset by price erosion, which was less pronounced than in the year-ago quarter. In the year-ago quarter, price erosion was severe in the desktop and mobile markets as market share gains became the primary focus of a number of our competitors after our acquisition of Maxtor in May 2006. Our overall average sales price per unit (ASP) for our products in the quarter ended September 28, 2007 was $70, unchanged from the immediately preceding quarter and slightly decreased from $71 in the year-ago quarter.

Unit shipments for our products in the quarter ended September 28, 2007 were as follows:

•	Consumer – 5.7 million, up from 5.0 million in the immediately preceding quarter and down from 6.4 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile – 7.9 million, up from 6.1 million and 4.2 million units in the immediately preceding and year-ago quarters, respectively.

•	Enterprise – 4.6 million, up from 4.3 million and 4.1 million units in the immediately preceding and year-ago quarters.

•	Desktop – 29.0 million, up from 23.8 million and 24.4 million units in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue for the quarter ended September 28, 2007 decreased to approximately 9% of our gross disc drive revenue as compared to 10% of our gross disc drive revenue in the immediately preceding and year-ago quarters. The decrease in sales programs as a percentage of gross disc drive revenue from the immediately preceding quarter was primarily the result of a more favorable pricing environment and a higher mix of OEM sales, which generally require lower program support than distribution and retail sales.

Cost of Revenue. Cost of revenue for the quarter ended September 28, 2007 was approximately $2.5 billion, up 15% from approximately $2.2 billion in the immediately preceding quarter, and up 5% from approximately $2.4 billion in the year-ago quarter.

Gross margin as a percentage of revenue for the quarter ended September 28, 2007 was 25% as compared to 22% and 16% from the immediately preceding and year-ago quarters, respectively. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to improved operating leverage from increased production, a more favorable pricing environment and an improved mix of products across all markets, partially offset by the impact of variable performance-based compensation. The increase in gross margin as a percentage of revenue from the year-ago quarter was primarily due to increased shipments, an improved mix of products including the elimination of lower margin Maxtor designed products, and a reduction in the costs and charges related to our acquisition of Maxtor, partially offset by an increase in variable performance-based compensation and price erosion across all markets.

Product Development Expense. Product development expense increased by $21 million, or 10%, when compared with the immediately preceding quarter and decreased by $1 million, or less than 1% when compared with the year-ago quarter. The increase in product development expense from the immediately preceding quarter was primarily due to the impact of $23 million in variable performance-based compensation.

Marketing and Administrative Expense. Marketing and administrative expense increased by $10 million, or 13%, when compared with the immediately preceding quarter and decreased by $27 million, or 15% when compared with the year-ago quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to the impact of $14 million in variable performance-based compensation, partially offset by a decrease of $5 million in legal expense. The decrease in marketing and administrative expense from the year-ago quarter was primarily due to $40 million in the provision for doubtful accounts receivable related to the termination of our distributor relationships with eSys Technologies Pte. Ltd. in the year-ago quarter, partially offset by an increase of $12 million in variable performance-based compensation.

Amortization of Intangibles. Amortization of intangibles was flat when compared to the immediately preceding quarter and increased by $2 million when compared to the year-ago quarter due to intangibles acquired in the EVault acquisition.

Restructuring. During the fiscal quarter ended September 28, 2007, we recorded restructuring costs of approximately $5 million in connection with our ongoing restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated business requirements, primarily in our Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. We expect these restructuring activities to be completed by March 28, 2008.

Net Other Income (Expense). Net other expense of $21 million increased by $4 million, or 22%, when compared with the immediately preceding quarter and represented an increase of $23 million compared to the Net other income of $2 million in the year-ago quarter. The change from the year-ago quarter was primarily due to an increase in interest expense of $13 million related to our $1.5 billion long-term debt issued in September 2006 and a $3 million decrease in interest income due to lower cash balances.

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

Our provision for income taxes recorded for the three months ended September 28, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. Our benefit for income taxes recorded for the three months ended September 29, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for certain U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes (further described below), we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

As of September 28, 2007, we recorded net deferred tax assets of $891 million. The realization of $793 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The annual limitation for this change is $110 million. Certain amounts of these attributes may be accelerated into the first five years following the acquisition pursuant to IRC Sec. 382 and published notices.

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

Effective at the beginning of the first quarter of 2008, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased our liability for net unrecognized tax benefits at the date of adoption. We accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease in retained earnings of $3 million and an increase in goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. Of these unrecognized tax benefits, $63 million would reduce the effective tax rate upon recognition.

During the 12 months beginning September 29, 2007, we expect to reduce our unrecognized tax benefits by approximately $11 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, we note that the resolution and/or closure on audits is highly uncertain.

We file U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal year 2001 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ending in 2001 and 2002 without any additional adjustments to our tax returns. The IRS is currently examining our federal income tax returns for fiscal years ending in 2003 and 2004. The timing of the settlement of these examinations is uncertain. For state and foreign tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2001.

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

We had approximately $1.5 billion in cash, cash equivalents and short-term investments at September 28, 2007, which includes $1.3 billion of cash and cash equivalents. Cash and cash equivalents increased by $275 million during the September 2007 quarter, up from $988 million at June 29, 2007. This increase in cash and cash equivalents was primarily due to cash provided by operating activities and cash provided by employee stock option exercises and employee stock purchases, offset by capital additions, the repurchase of common shares and dividends paid to shareholders.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

Cash Provided by Operating Activities

Cash provided by operating activities for the September 2007 quarter was approximately $754 million and consisted primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation and an increase in accounts payable, partially offset by an increase in accounts receivable.

Cash Used in Investing Activities

During the September 2007 quarter we used $238 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $150 million and purchases of short-term investments in excess of maturities and sales of $79 million. The approximately $150 million we invested in property, equipment and leasehold improvements was comprised of:

•	$17 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$88 million to upgrade the capabilities of our thin-film media operations in the United States, Malaysia, Singapore and Northern Ireland;

•	$39 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

•	$6 million for other capital additions.

For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities of $241 million for the September 2007 quarter was primarily attributable to the repurchases of our common shares totaling $249 million and dividends paid to our shareholders, partially offset by cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of September 28, 2007, consisted of: (1) approximately $1.5 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of September 28, 2007, leaving $453 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 28, 2007, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the September 2007 quarter, we have paid dividends to our shareholders.

On August 17, 2007, we paid dividends aggregating approximately $54 million, or $0.10 per share, to our common shareholders of record as of August 3, 2007. On October 16, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before November 16, 2007 to our common shareholders of record as of November 2, 2007. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

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

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”), of which $326 million were outstanding as of September 28, 2007, contain a cash conversion feature that will require Seagate to deliver to the holders, upon any conversion of the 2.375% Notes, cash in an amount equal to the lesser of (a) the principal amount of the 2.375% Notes converted and (b) the as-converted value of the 2.375% Notes. To the extent holders of the 2.375% Notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. The payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Notes. We expect the payment of dividends declared on October 16, 2007, to be paid on or before November 16, 2007, to result in an upward adjustment to the conversion rate of the 2.375% Notes during the quarter ending December 28, 2007.

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. During the September 2007 quarter, we repurchased approximately 10.3 million shares through open market repurchases at an average price of $24.27 for a total of approximately $249 million. Shares physically delivered to us were cancelled and are no longer outstanding. As of September 28, 2007, we had approximately $725 million remaining under the authorized $2.5 billion stock repurchase program. See Part II, Item 2: “Unregistered Sales of Equity Securities and Use of Proceeds – Repurchases of Equity Securities.”

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of September 28, 2007 have been summarized in the table below:

	Total	Fiscal Year(s)			Thereafter
		2008	2009- 2010	2011- 2012
	(in millions)
Contractual Cash Obligations:
Long term debt(1)	$2,072	$330	$507	$635	$600
Interest payments on long-term debt	691	116	229	158	188
Capital expenditures	328	304	24	—	—
Operating leases(2)	302	32	73	61	136
Purchase obligations(3)	2,595	1,568	1,027	—	—

Subtotal	5,988	2,350	1,860	854	924
Commitments:
Letters of credit or bank guarantees	57	42	15	—	—

Total	$6,045	$2,392	$1,875	$854	$924

(1)	Included in long term debt for fiscal year 2008 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the first quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.
(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

Off-Balance Sheet Arrangements

As of September 28, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

Since our fiscal year ended June 29, 2007, there have been no significant changes in our critical accounting policies and estimates other than the adoption of FIN 48 (see Results of Operations — Income Taxes). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2007, as filed with the SEC on August 27, 2007, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

In July 2007, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion, including those that may require partial cash settlement. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interests. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, with the accretion of the discount on the debt resulting in the “economic interest cost” being reflected in the statement of operations through higher interest expense. The proposed FSP if issued would be effective for fiscal years beginning after December 15, 2007, and would be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). Our accounting for the 2.375% Notes acquired from Maxtor and therefore our financial position and results of operations may be impacted by the proposed FSP. We will evaluate the impact of the final FSP on our results of operations and financial condition when issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio or to hedge debt.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets. At September 28, 2007, our exposure to sub-prime mortgage securities was immaterial.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure.

At September 28, 2007, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of September 28, 2007. All investments mature in three years or less. Included in long term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible, as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the first quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value September 28, 2007
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,126	$—	$—	$—	$—	$—	$1,126	$1,125
Average interest rate	5.06%						5.06%

Short-term investments:
Fixed rate	$83	$34	$4	$—	$—	$—	$121	$121
Average interest rate	4.49%	5.02%	4.63%				4.64%

Variable rate	$114	$—	$—	$—	$—	$—	$114	$114
Average interest rate	5.86%						5.86%

Total investment securities	$1,323	$34	$4	$—	$—	$—	$1,361	$1,360
Average interest rate	5.09%	5.02%	4.63%				5.09%

Long-Term Debt
Fixed rate	$330	$5	$142	$5	$630	$600	$1,712	$1,869
Average interest rate	2.43%	5.75%	6.76%	5.75%	6.35%	6.80%	5.78%

Variable rate		$30	$330				$360	$358
Average interest rate		5.97%	6.22%				6.20%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in countries where we have a manufacturing presence. We have established a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. These forward foreign exchange contracts, carried at fair value, may have maturities of up to 12 months. Additionally, in the first quarter of fiscal year 2008, we entered into forward contracts to hedge the capital expense costs associated with a new manufacturing facility under construction in Malaysia.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the fiscal quarter ended September 28, 2007.

As of September 28, 2007, our notional fair values of foreign exchange forward contracts totaled $278 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenure of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of September 28, 2007 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound	$8	2.03	$—
Singapore Dollar	72	1.51	2
Thai Baht	167	34.02	(1)
Malaysian Ringgit	31	3.42	—

	$278		$1

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 28, 2007, our disclosure controls and procedures were effective. During the quarter ended September 28, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In accordance with SFAS No. 5, Accounting for Contingencies, we assess the probability of an unfavorable outcome of all our material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, we establish an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (“USPTO”) issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. Discovery is in process. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit.

Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s then-recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. At Seagate’s request, the USPTO has determined that both patents in suit have substantial new issues of patentability and have ordered reexamination of the patents. The court recently denied our motion to stay the case pending patent reexamination. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected. The invalidity case was reargued at a hearing on May 9, 2006. In 2006, we filed a second invalidity proceeding with the PRB. On June 14, 2007, the PRB issued an order holding the patent invalid based on the first invalidity request. The second invalidity request was stayed as a result of the ruling on the first request. We believe the claims are without merit, and we intend to defend against them vigorously.

Siemens, AG v. Seagate Technology. On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “‘838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. On October 3, 2007, Siemens sought leave of the court to amend its complaint to add TMR sensors to the case. Trial is scheduled for August 2008. We intend to vigorously defend the case.

StorMedia Texas LLC v. Comp USA, et al. On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891, a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. No trial date has been set. We intend to vigorously defend the case.

Reiber, et al. v. Western Digital, et al. On September 15, 2007, Steven F. and Mary L. Reiber filed a complaint with the International Trade Commission (“ITC”) against Certain Hard Disk Drives, Components Thereof, and Products Containing the Same, requesting an investigation of Western Digital Corporation, Seagate Technology, Toshiba America Information Systems, Inc., Hewlett-Packard Company, and Dell, Inc. The complaint alleges that the Reibers are inventors on three patents: U.S. Patent Nos. 6,354,479 (the ‘479 patent), 6,651,864 (the ‘864 patent), and 6,935,548 (the ‘548) that generally relate to dissipative bonding tips used to form electrical connections, and methods of using such tips in producing disk drives. The ITC complaint seeks to enjoin defendants from importing hard disk drives and certain products containing hard disk drives into the United States. Simultaneously, the Reibers filed a case in the U.S. District Court for the Eastern District of California, Sacramento Division, alleging infringement of the same three patents against the same defendants and seeking damages. On October 9, 2007, the ITC initiated an investigation. We are analyzing the complaints.

Environmental Matters

Our operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of our current and former sites, principally in connection with historical operations. In addition, we have been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. We are indemnified by a third party for a portion of the costs it may incur in the clean up of contamination at most sites. In the opinion of management, the probability is remote that the losses arising from these environmental matters would be material to our financial position, cash flows or results of operations.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment (“WEEE”) directive, which makes producers of electrical goods, including disc drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. We will need to ensure compliance with such laws and regulations as they are enacted, and that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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

Even during periods when demand is strong, the disc drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We will need to continually reduce our prices to retain our market share, which could adversely affect our results of operations.

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. While the pricing environment in the first fiscal quarter of 2008 was better than we had initially expected, we expect constant price erosion to continue for the remainder of fiscal year 2008 as our competitors continue these efforts.

Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent product life cycles lengthen for particular products and competitors have more time to enter the market for particular products. The growth of sales to distributors that serve producers of non-branded products in the personal storage sector may also contribute to increased price erosion. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

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

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disc drive manufacturers and large captive manufacturers such as:

Independent Manufacturers	Captive Manufacturers
Western Digital Corporation	Fujitsu Limited
GS Magicstor Inc.	Hitachi Global Storage Technologies
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

Volatility of Quarterly Results — Our quarterly operating results fluctuate significantly from period to period, and this may cause our share prices to decline.

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

•

changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume competing disc drive solutions or alternative storage technology solutions, such as flash memory or SSDs;

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

In fiscal year 2007, we converted more than half of our products to products using perpendicular technology and we expect that by the end of fiscal year 2008 that substantially all of our products will be based on perpendicular technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, the disc, recording channel and drive firmware as a system.

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

Seasonality — Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

Because sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disc drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the desktop computer, notebook computer and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of personal computers and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Because our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate.

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

•

dependence on our ability to successfully qualify, manufacture and sell in increasing volumes on a cost-effective basis and with acceptable quality our disc drive products, particularly the new disc drive products with lower cost structures;

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

•	manufacturing delays or interruptions, particularly at our major manufacturing facilities in China, Malaysia, Singapore or Thailand;

•	variations in the cost of components for our products;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media and aluminum and glass substrates that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. Recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which was recently acquired by Western Digital. Following the closing of its acquisition by Western Digital, Komag notified us that, after a contractual notice period expires in the next few months, it will terminate supply arrangements with us. While we are in the process of developing alternative sources of supply for recording media and aluminum substrates and Komag is contractually obliged to continue supplying us for the next few months, if Komag does not honor its contractual commitments, we could experience a shortage in supply of recording media or aluminum substrates which would adversely affect our results of operations.

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

Accounting Charges Related to Acquisition of Maxtor — We expect the acquisition of Maxtor with Seagate will continue to result in additional accounting charges, that may continue to have an adverse effect on our fiscal year 2008 operating results.

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

Some of our key customers, including HP, Dell, EMC, Bell Microproducts and IBM, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. For the September 2007 quarter, we had product development expenses of $242 million, compared to $243 million in the September 2006 quarter, and in fiscal years 2007, 2006 and 2005, we had product development expenses of $904 million, $805 million and $645 million, respectively. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

Risks Associated with Future Strategic Alliances, Joint Ventures or Investments — We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy may involve pursuing strategic alliances with, and making acquisitions of, forming joint ventures with, or investments in, other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. We may not be able to identify suitable acquisition, joint venture, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

If we are successful in forming strategic alliances or acquiring, forming joint ventures or making investments in other companies, any of these transactions may have an adverse effect on our operating results, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models, such as our recent acquisition of EVault, will be successfully integrated or achieve their stated objectives. Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

In addition, we could issue additional common shares in connection with future strategic alliances, acquisitions, joint ventures or investments. For example, in May 2006, we issued approximately 97 million of our common shares in connection with our acquisition of Maxtor. Issuing shares in connection with such transactions would have the effect of diluting your ownership percentage of the common shares and could cause the price of our common shares to decline.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely effect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology, Siemens AG, StorMedia Texas LLC, and Steven F. and Mary L. Reiber; and an action in Nanjing, China brought by Shao Tong.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition. See Part II, Item I: “Legal Proceedings – Intellectual Property Litigation” for a description of pending intellectual property proceedings.

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

On October 16, 2007, we declared a quarterly dividend of $0.10 per share that will be paid on or before November 16, 2007 to our common shareholders of record as of November 2, 2007.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended September 28, 2007 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

On August 8, 2006, we announced that our board of directors authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period.

During the three months ended September 28, 2007, we repurchased 10.3 million shares through open market repurchases at an average price of $24.27 for a total of approximately $249 million.

As of September 28, 2007, we had approximately $725 million remaining under the authorized $2.5 billion stock repurchase program. Share repurchases during the three months ended September 28, 2007 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
July 2007	—		—	$974
August 2007	10.3	$24.27	10.3	$725
September 2007	—		—	$725

Total Through 1st Quarter of Fiscal Year 2008	10.3	$24.27	10.3	$725

ITEM 5.	OTHER INFORMATION

On October 29, 2007, we announced that we have proposed the closure of our substrate manufacturing facility in Limavady, Northern Ireland. The proposed closure is part of our ongoing focus on cost-efficiencies in all areas of our business. Our proposal includes an expectation that we will fully complete the closure of the Limavady facility in the first half of fiscal year 2009. Our preliminary estimates of restructuring charges, which is expected to include mostly cash charges for severance, potential repayment of certain investment grants and other exit costs, are in the range of approximately $50 to $80 million. We currently expect the majority of these restructuring charges to be recognized during the remainder of fiscal year 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.3	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.4	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.5	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.6	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.5)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.10+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.11+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.12+	Form of Amended 2004 Stock Compensation Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement filed with the SEC on September 21, 2007)

10.13+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.14+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.15+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.17+*	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors

10.18	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.19	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.20	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.21	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.22	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: October 29, 2007	BY:	/s/ William D. Watkins
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE: October 29, 2007	BY:	/s/ Charles C. Pope
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)