Form 10-Q
period 2007-12-28
SEAGATE TECHNOLOGY
filed 2008-01-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

Yes  ☐    No  ☒

As of January 18, 2008, 527,189,708 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 28, 2007	June 29, 2007 (a)
ASSETS
Cash and cash equivalents	$1,433	$988
Short-term investments	317	156
Accounts receivable, net	1,593	1,383
Inventories	830	794
Deferred income taxes	215	196
Other current assets	469	284

Total Current Assets	4,857	3,801
Property, equipment and leasehold improvements, net	2,267	2,278
Goodwill	2,385	2,300
Other intangible assets, net	157	188
Deferred income taxes	674	574
Other assets, net	276	331

Total Assets	$10,616	$9,472

LIABILITIES
Accounts payable	$1,776	$1,301
Accrued employee compensation	297	157
Accrued expenses	782	786
Accrued income taxes	2	75
Current portion of long-term debt	330	330

Total Current Liabilities	3,187	2,649
Other non-current liabilities	381	353
Long-term accrued income taxes	232	—
Long-term debt, less current portion	1,734	1,733

Total Liabilities	5,534	4,735
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	3,396	3,204
Accumulated other comprehensive income (loss)	1	(4)
Retained earnings	1,685	1,537

Total Shareholders’ Equity	5,082	4,737

Total Liabilities and Shareholders’ Equity	$10,616	$9,472

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2007.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Revenue	$3,420	$2,996	$6,705	$5,788
Cost of revenue	2,531	2,450	5,008	4,800
Product development	262	226	504	470
Marketing and administrative	167	141	319	320
Amortization of intangibles	13	12	27	23
Restructuring and other, net	27	1	32	(3)

Total operating expenses	3,000	2,830	5,890	5,610

Income from operations	420	166	815	178
Interest income	19	25	35	44
Interest expense	(34)	(55)	(66)	(74)
Other, net	18	9	14	11

Other income (expense), net	3	(21)	(17)	(19)

Income before income taxes	423	145	798	159
Provision for income taxes	20	5	40	—

Net income	$403	$140	$758	$159

Net income per share:
Basic	$0.77	$0.25	$1.43	$0.28
Diluted	0.73	0.23	1.37	0.27
Number of shares used in per share calculations:
Basic	526	571	529	573
Diluted	556	598	558	600
Dividends declared per share	$0.10	$0.10	$0.20	$0.18

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 28, 2007	December 29, 2006
OPERATING ACTIVITIES
Net income	$758	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420	414
Stock-based compensation	58	69
In-process research and development	4	—
Allowance for doubtful accounts receivable	(4)	42
Redemption charges on 8% Senior Notes	—	19
Excess tax benefits from exercise of stock options	(2)	—
Other non-cash operating activities, net	5	1
Changes in operating assets and liabilities:
Accounts receivable	(249)	156
Inventories	(36)	129
Accounts payable	475	(267)
Accrued expenses, employee compensation and warranty	74	(340)
Accrued income taxes	(9)	14
Other assets and liabilities	(16)	(95)

Net cash provided by operating activities	1,478	301

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(362)	(466)
Proceeds from sales of fixed assets	24	28
Purchases of short-term investments	(383)	(322)
Maturities and sales of short-term investments	222	687
Acquisitions, net of cash and cash equivalents acquired	(78)	—
Other investing activities, net	17	(29)

Net cash used in investing activities	(560)	(102)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477
Redemption of 8% Senior Notes	—	(400)
Redemption premium on 8% Senior Notes	—	(16)
Proceeds from exercise of employee stock options and employee stock purchase plan	132	104
Dividends to shareholders	(107)	(104)
Excess tax benefits from exercise of stock options	2	—
Repurchases of common shares and payments made under prepaid forward agreements	(500)	(1,075)
Other financing activities, net	—	1

Net cash used in financing activities	(473)	(13)

Increase in cash and cash equivalents	445	186
Cash and cash equivalents at the beginning of the period	988	910

Cash and cash equivalents at the end of the period	$1,433	$1,096

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$61	$24
Cash paid for income taxes, net of refunds	19	3

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended December 28, 2007

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 29, 2007	535	$—	$3,204	$(4)	$1,537	$4,737
Cumulative effect adjustment to adopt recognition and measurement provisions of FASB Interpretation No. 48 (See Note 3)	—	—	—	—	(3)	(3)
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	5	—	5
Net income	—	—	—	—	758	758

Comprehensive income						763
Issuance of common shares related to employee stock options and employee stock purchase plan	11	—	132	—	—	132
Dividends to shareholders	—	—	—	—	(107)	(107)
Repurchases of common shares	(19)	—	—	—	(500)	(500)
Tax benefit from exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	58	—	—	58

Balance at December 28, 2007	527	$—	$3,396	$1	$1,685	$5,082

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Operations — Seagate Technology (“Seagate” or the “Company”) designs, manufactures and markets rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders and gaming devices. The Company sells its disc drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. In addition to manufacturing and selling disc drives and branded storage products under the Seagate and Maxtor brands, the Company provides data storage services for small to medium size businesses, including online backup, data protection and recovery solutions.

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

The results of operations for the three and six months ended December 28, 2007 are not necessarily indicative of the operating results to be expected for any subsequent interim period of for the Company’s fiscal year ending June 27, 2008.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended December 28, 2007 and December 29, 2006 were 13 weeks. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Condensed Consolidated Financial Statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, and valuation of share-based payments. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Since the Company’s fiscal year ended June 29, 2007, there have been no significant changes in the Company’s critical accounting policies and estimates other than the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) – see Note 3. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007, as filed with the SEC on August 27, 2007, for a discussion of the Company’s critical accounting policies and estimates.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with the provisions of FASB Statement (SFAS) No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income per share for the three and six months ended December 28, 2007 and December 29, 2006:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions, except per share data)
Numerator:
Net income	$403	$140	$758	$159
Adjustment for interest expense on 6.8% convertible senior notes due April 2010	2	—	5	—

Net income, adjusted	$405	$140	$763	$159

Denominator:
Weighted-average common shares outstanding	528	573	531	575
Weighted-average nonvested shares	(2)	(2)	(2)	(2)

Total shares for purpose of calculating basic net income per share	526	571	529	573
Weighted-average effect of dilutive securities:
Dilution from employee stock options	19	27	19	27
2.375% convertible senior notes due August 2012	7	—	6	—
6.8% convertible senior notes due April 2010	4	—	4	—

Potential dilutive common shares:	30	27	29	27

Total shares for purpose of calculating diluted net income per share	556	598	558	600

Net Income per share:
Basic net income per share	$0.77	$0.25	$1.43	$0.28

Diluted net income per share	$0.73	$0.23	$1.37	$0.27

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions)
Stock options	20	19	20	18
Nonvested shares	—	2	—	1
2.375% convertible senior notes due August 2012	—	5	—	4
6.8% convertible senior notes due April 2010	—	4	—	4

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information

Accounts Receivable, net	December 28, 2007	June 29, 2007
	(in millions)
Accounts receivable	$1,639	$1,433
Allowance for doubtful accounts receivable	(46)	(50)

	$1,593	$1,383

Inventories	December 28, 2007	June 29, 2007
	(in millions)
Raw materials and components	$293	$277
Work-in-process	119	85
Finished goods	418	432

	$830	$794

Property, Equipment and Leasehold Improvements, net	December 28, 2007	June 29, 2007
	(in millions)
Property, equipment and leasehold improvements	$5,367	$5,104
Accumulated depreciation and amortization	(3,100)	(2,826)

	$2,267	$2,278

Accrued Warranty	December 28, 2007	June 29, 2007
	(in millions)
Short-term accrued warranty included in Accrued expenses on the balance sheet	$245	$233
Long-term accrued warranty included in Other non-current liabilities on the balance sheet	212	197

	$457	$430

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information (continued)

Long-Term Debt and Credit Facilities

Revolving Credit Facility. As of December 28, 2007, there were no borrowings under the Company’s $500 million revolving credit facility and the Company had utilized $47 million of the $100 million sub-limit for outstanding letters of credit and bankers’ guarantees. As of December 28, 2007, the Company is in compliance with all the covenants under the credit agreement that governs the Company’s revolving credit facility.

Derivative Financial Instruments. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. At December 28, 2007, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $412 million comprised of approximately $32 million to purchase British pounds, $102 million to purchase Singapore dollars, $42 million to purchase Malaysian ringgit, and $236 million to purchase Thai baht. The fair value of the Company’s outstanding forward exchange contracts at December 28, 2007 was not significant.

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

The income tax provision recorded for the three and six months ended December 28, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. The income tax benefit recorded for the three and six months ended December 29, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance recorded for certain U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

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

As of December 28, 2007, the Company has recorded net deferred tax assets of $888 million. The realization of $796 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates its estimates of future taxable income.

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

Unrecognized Tax Benefits

Effective at the beginning of the first quarter of 2008, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company increased its liability for net unrecognized tax benefits at the date of adoption. The Company accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. Of these unrecognized tax benefits, $63 million would reduce the effective tax rate upon recognition. During the six months ending December 28, 2007, the Company’s unrecognized tax benefits increased by $5 million for tax positions taken in prior periods and by $6 million for tax positions taken during the current period.

During the 12 months beginning December 29, 2007, the Company expects to reduce its unrecognized tax benefits by approximately $12 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the Company notes that the resolution and/or closure on open audits is highly uncertain.

The Company files U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal year 2003 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ending in 2003 and 2004. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of December 28, 2007.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Restructuring and Exit Costs

Ongoing Restructuring Activities

At June 29, 2007, the Company’s accrued restructuring balance was $9 million. During the six months ended December 28, 2007, the Company recorded restructuring costs of approximately $32 million primarily in connection with its ongoing restructuring activities.

In the three months ended December 28, 2007, the Company recorded restructuring charges of $27 million primarily as a result of a restructuring plan related to the planned closure of its Limavady, Northern Ireland operations as part of its ongoing focus on cost efficiencies in all areas of its business. The restructuring charges associated with the Limavady facility were comprised of approximately $18 million in charges related to expected grant repayments, employee termination costs of approximately $6 million and approximately $1 million in charges related to impaired equipment as a result of the restructuring plan. The Company currently expects to complete the closure of its Limavady facility by the end of its first quarter of fiscal year 2009, with additional restructuring charges of approximately $25 million to $30 million to be recorded over the next three quarters, resulting in aggregate restructuring charges of approximately $50 million to $55 million.

During the three months ended September 28, 2007, the Company recorded restructuring charges of approximately $5 million in connection with its other ongoing restructuring activities. These charges were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements, primarily in its Far East operations. The restructuring charges were comprised of employee termination costs relating to a continuing effort to optimize the Company’s production around the world. The Company expects these restructuring activities to be completed by the end of its third quarter of fiscal year 2008.

The accrued restructuring balance of $32 million at December 28, 2007, is included in Accrued expenses on the accompanying Condensed Consolidated Balance Sheet. The following table summarizes the Company’s restructuring activities for the six months ended December 28, 2007:

	Severance and Benefits	Grant Repayment	Impaired Equipment	Total
	(in millions)
Accrual balances, June 29, 2007	$9	$—	$—	$9
Restructuring charges	13	18	1	32
Cash payments	(7)	—	—	(7)
Non-cash charges and adjustments	(1)	—	(1)	(2)

Accrual balances, December 28, 2007	$14	$18	$—	$32

Exit Liabilities Recognized in Connection with Business Combinations

Under Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs relating to employee severance, planned exit of leased or owned excess facilities and the cancellation or settlement of contractual obligations that will not provide any future economic benefit. At June 29, 2007, the Company’s accrued liability for such exit costs was $33 million, comprised primarily of remaining excess facilities obligations. During the six months ended December 28, 2007, the Company paid $9 million of the accrued exit costs and had adjustments decreasing the liability by $1 million. The Company expects the remaining costs associated with the exit of certain facilities to continue to the end of fiscal year 2012. The accrued exit costs balance is $23 million at December 28, 2007, of which $6 million is included in Accrued expenses and $17 million is included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Acquisitions

In December 2007, the Company completed its acquisition of MetaLINCS, Inc. (“MetaLINCS”) in an all cash transaction valued at approximately $74 million. MetaLINCS provides enterprise level E-Discovery software that helps companies respond to litigation and regulatory issues which requires them to search large volumes of electronic data for relevant information. The purpose of the acquisition was to expand on the Company’s software and services offerings. The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$(1)
Identifiable intangible assets	12
In-process research and development	4
Goodwill	59

Total purchase price	$74

Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The fair value of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets include existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of MetaLINCS’ in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately $59 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The MetaLINCS acquisition did not have a significant impact on the Company’s results of operations for the three or six months ended December 28, 2007.

The recorded values and estimated useful lives of the intangibles acquired from MetaLINCS were:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Existing technology	$7	4.0
Customer relationships	3	4.0
Trade names	1	4.0
Other	1	2.0

Total acquired identifiable intangible assets	$12	3.9

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Goodwill and Other Intangible Assets

Goodwill

At December 28, 2007, the Company’s goodwill totaled approximately $2.4 billion, of which approximately $2.2 billion relates to the Maxtor acquisition. During the six months ended December 28, 2007 goodwill increased by approximately $85 million, primarily due to goodwill acquired in the MetaLINCS acquisition (see Note 5) and the effect of the adoption of FIN 48 (see Note 3).

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The net carrying value of intangible assets at December 28, 2007 and June 29, 2007 was $157 million and $188 million, respectively. Accumulated amortization of intangibles was $233 million and $185 million at December 28, 2007 and June 29, 2007, respectively. The carrying value of intangible assets at December 28, 2007 is set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
	(in millions)	(in millions)	(in millions)	(in years)
Existing technology	$186	$(142)	$44	2.4
Customer relationships	157	(68)	89	2.2
Trade names	37	(15)	22	2.5
Patents and licenses	9	(8)	1	6.4
Other	1	—	1	2.2

Total acquired identifiable intangible assets	$390	$(233)	$157	2.3

In the six months ended December 28, 2007 and December 29, 2006, amortization expense for other intangible assets was $48 million and $76 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations. In the three months ended December 28, 2007, the Company recorded a write-off of in-process research and development related to the acquisition of MetaLINCS in the amount of $4 million, which is included in Product development in the Condensed Consolidated Statement of Operations.

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

Seagate Technology 2004 Stock Compensation Plan — As of December 28, 2007, there were approximately 29.5 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

At the Company’s 2007 Annual General Meeting on October 25, 2007, the Company’s shareholders approved the issuance of 925,000 restricted shares to senior officers of the Company. Subject to continued employment, these restricted shares will vest based upon the achievement of certain earnings per share performance objectives as defined in the performance bonus agreements. The requisite service periods for these awards do not commence until fiscal year 2009. As such, no compensation expense was recognized during the three and six months ended December 28, 2007.

Stock Purchase Plan — On July 31, 2007, the Company issued approximately 1.6 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $19.98. As of December 28, 2007, there were approximately 10.9 million common shares available for issuance under the ESPP.

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

The fair value of the Company’s stock options granted to employees for the three and six months ended December 28, 2007 and December 29, 2006 was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Option Plan Shares
Expected term (in years)	4.0	4.0	4.0	4.0
Volatility	36%	39%	36%	39%
Expected dividend rate	1.5 –1.6%	1.5 –1.9%	1.5 – 1.7%	1.4 – 1.9%
Risk-free interest rate	3.3%	4.4%	3.3 – 4.2%	4.4 – 4.7%
Estimated annual forfeitures	4.5%	4.5%	4.5%	4.5%
Weighted-average fair value	$7.56	$7.25	$7.44	$7.26
ESPP Plan Shares
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	31%	34%	31%	34%
Expected dividend rate	1.7%	1.4%	1.7%	1.4%
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Weighted-average fair value	$5.49	$5.35	$5.49	$5.35

Stock Compensation Expense

Stock Compensation Expense — The Company recorded $29 million and $58 million of stock-based compensation during the three and six months ended December 28, 2007, respectively. Of the $58 million recorded in the six months ended December 28, 2007, $9 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company recorded approximately $31 million and $69 million of stock-based compensation during the three and six months ended December 29, 2006, respectively. Of the $69 million recorded in the six months ended December 29, 2006, $21 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Excess Tax Benefits from Stock Options — In accordance with guidance in SFAS No. 123(Revised 2004), Share-Based Payment, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded approximately $2 million of excess tax benefits as a financing cash inflow during the three and six months ended December 28, 2007.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Guarantees

Indemnifications of Officers and Directors

The Company has entered into indemnification agreements, a form of which is incorporated by reference in the exhibits of this report, with the members of its board of directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of the Company’s board of directors.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and six months ended December 28, 2007 and December 29, 2006 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions)
Balance, beginning of period	$442	$437	$430	$445
Warranties issued	67	55	127	112
Repairs and replacements	(66)	(71)	(137)	(144)
Changes in liability for pre- existing warranties, including expirations and customer compensatory claims	14	36	37	44

Balance, end of period	$457	$457	$457	$457

The Company offers extended warranties on certain of its products. Revenue on extended warranties is recognized ratably over the extended warranty period. Deferred revenue in relation to extended warranties has not been material to date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Equity

Issuance of Common Shares

During the six months ended December 28, 2007, the Company issued approximately 9.0 million of its common shares from the exercise of stock options and approximately 1.6 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

During the three months ended December 28, 2007, the Company repurchased 9.3 million shares through open market repurchases at an average price of $27.00 for a total of approximately $251 million. During the six months ended December 28, 2007, the Company repurchased 19.6 million shares through open market repurchases at an average price of $25.57 for a total of approximately $500 million. As of December 28, 2007, the Company had approximately $474 million remaining under the authorized $2.5 billion stock repurchase program.

10.	Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS No. 160 on its results of operations and financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the pending adoption of EITF 07-3 on its results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB No. 87, 88, 106 and 132(R) (SFAS No. 158). One provision of SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and that changes in the funded status be reflected in comprehensive income, and is effective for fiscal years ending after December 15, 2006. The Company adopted this provision of SFAS No. 158 in its fiscal year ended June 29, 2007 and the adoption did not result in a material impact on its Condensed Consolidated Statements of Operations or financial condition. SFAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement provisions of SFAS No. 158 in its fiscal year 2010, effective July 4, 2009. The Company does not expect the adoption of the measurement provisions of SFAS No. 158 to have a significant impact on its results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Recently Issued Accounting Pronouncements (continued)

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

12.	Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Senior Notes due May 2009 (“8% Notes”) were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at December 28, 2007 and June 29, 2007, the Condensed Consolidating Statements of Operations for the three and six months ended December 28, 2007 and December 29, 2006, and the Condensed Consolidating Statements of Cash Flows for the six months ended December 28, 2007 and December 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$12	$—	$1,421	$—	$1,433
Short-term investments	—	—	317	—	317
Accounts receivable, net	—	—	1,600	(7)	1,593
Intercompany receivable	—	—	21	(21)	—
Inventories	—	—	830	—	830
Other current assets	—	—	688	(4)	684

Total Current Assets	12	—	4,877	(32)	4,857
Property, equipment and leasehold improvements, net	—	—	2,267	—	2,267
Goodwill	—	—	2,385	—	2,385
Other intangible assets, net	—	—	157	—	157
Equity investment in HDD	7,221	—	—	(7,221)	—
Equity investments in Non-Guarantors	—	6,582	263	(6,845)	—
Intercompany note receivable	—	2,145	607	(2,752)	—
Other assets, net	—	15	935	—	950

Total Assets	$7,233	$8,742	$11,491	$(16,850)	$10,616

Accounts payable	$—	$—	$1,783	$(7)	$1,776
Intercompany payable	—	—	21	(21)	—
Accrued employee compensation	—	—	297	—	297
Accrued expenses	6	24	752	—	782
Accrued income taxes	—	—	6	(4)	2
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	6	24	3,189	(32)	3,187
Other non-current liabilities	—	—	613	—	613
Intercompany note payable	2,145	—	607	(2,752)	—
Long-term debt, less current portion	—	1,497	237	—	1,734
Liability for deficit of Maxtor	—	—	602	(602)	—

Total Liabilities	2,151	1,521	5,248	(3,386)	5,534

Shareholders’ Equity	5,082	7,221	6,243	(13,464)	5,082

Total Liabilities and Shareholders’ Equity	$7,233	$8,742	$11,491	$(16,850)	$10,616

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$4	$—	$984	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	—	794	—	794
Other current assets	—	—	480	—	480

Total Current Assets	4	—	3,845	(48)	3,801
Property, equipment and leasehold improvements, net	—	—	2,278	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investment in HDD	6,401	—	—	(6,401)	—
Equity investments in Non-Guarantors	—	6,244	292	(6,536)	—
Intercompany note receivable	—	1,661	541	(2,202)	—
Other assets, net	—	17	888	—	905

Total Assets	$6,405	$7,922	$10,332	$(15,187)	$9,472

Accounts payable	$—	$—	$1,319	$(18)	$1,301
Intercompany payable	6	—	24	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	25	760	—	786
Accrued income taxes	—	—	75	—	75
Current portion of long-term debt	—	—	330	—	330

Total Current Liabilities	7	25	2,665	(48)	2,649
Other non-current liabilities	—	—	353	—	353
Intercompany note payable	1,661	—	541	(2,202)	—
Long-term debt, less current portion	—	1,496	237	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,521	4,339	(2,793)	4,735

Shareholders’ Equity	4,737	6,401	5,993	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$7,922	$10,332	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,420	$—	$3,420
Cost of revenue	—	—	2,531	—	2,531
Product development	—	—	262	—	262
Marketing and administrative		—	167	—	167
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	27	—	27

Total operating expenses	—	—	3,000	—	3,000

Income from operations	—	—	420	—	420
Interest income	—	—	29	(10)	19
Interest expense	—	(23)	(21)	10	(34)
Equity in income of HDD	403	—	—	(403)	—
Equity in income (loss) of Non-Guarantors	—	426	(18)	(408)	—
Other, net	—	—	18	—	18

Other income (expense), net	403	403	8	(811)	3

Income before income taxes	403	403	428	(811)	423
Provision for income taxes	—	—	20	—	20

Net income	$403	$403	$408	$(811)	$403

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,705	$—	$6,705
Cost of revenue	—	—	5,008	—	5,008
Product development	—	—	504	—	504
Marketing and administrative	1	—	318	—	319
Amortization of intangibles	—	—	27	—	27
Restructuring and other, net	—	—	32	—	32

Total operating expenses	1	—	5,889	—	5,890

(Loss) income from operations	(1)	—	816	—	815
Interest income	—	—	55	(20)	35
Interest expense	—	(47)	(39)	20	(66)
Equity in income of HDD	759	—	—	(759)	—
Equity in income (loss) of Non-Guarantors	—	806	(45)	(761)	—
Other, net	—	—	14	—	14

Other income (expense), net	759	759	(15)	(1,520)	(17)

Income before income taxes	758	759	801	(1,520)	798
Provision for income taxes	—	—	40	—	40

Net income	$758	$759	$761	$(1,520)	$758

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income	$758	$759	$761	$(1,520)	$758
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	420	—	420
Stock-based compensation	—	—	58	—	58
Equity in (income) of HDD	(759)	—	—	759	—
Equity in (income) loss of Non-Guarantors	—	(806)	45	761	—
Other non-cash operating activities, net	—	3	—	—	3
Changes in operating assets and liabilities, net	—	(3)	242	—	239

Net cash (used in) provided by operating activities	(1)	(47)	1,526	—	1,478
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(362)	—	(362)
Purchase of short-term investments	—	—	(383)	—	(383)
Maturities and sales of short-term investments	—	—	222	—	222
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	41	—	41

Net cash used in investing activities	—	—	(560)	—	(560)
FINANCING ACTIVITIES
Loan from HDD to Parent	484	(484)	—	—	—
Investment by HDD in Non-Guarantor	—	(2)	2	—	—
Distribution from Non-Guarantor to HDD	—	533	(533)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	132	—	—	—	132
Dividends to shareholders	(107)	—	—	—	(107)
Repurchase of common shares	(500)	—	—	—	(500)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	9	47	(529)	—	(473)

Increase in cash and cash equivalents	8	—	437	—	445
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$12	$—	$1,421	$—	$1,433

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,268	$(272)	$2,996
Cost of revenue	—	—	2,722	(272)	2,450
Product development	—	—	226	—	226
Marketing and administrative	1	—	140	—	141
Amortization of intangibles	—	—	12	—	12
Restructuring	—	—	1	—	1

Total operating expenses	1	—	3,101	(272)	2,830

(Loss) income from operations	(1)	—	167	—	166
Interest income	1	9	23	(8)	25
Interest expense	—	(47)	(16)	8	(55)
Equity in income of HDD	140	—	—	(140)	—
Equity in income (loss) of Non-Guarantors	—	178	(229)	51	—
Other, net	—	—	9	—	9

Other income (expense), net	141	140	(213)	(89)	(21)

Income (loss) before income taxes	140	140	(46)	(89)	145
Provision for income taxes	—	—	5	—	5

Net income (loss)	$140	$140	$(51)	$(89)	$140

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,651	$(591)	$5,788
Cost of revenue	—	—	5,663	(591)	4,800
Product development	—	—	470	—	470
Marketing and administrative	2	—	318	—	320
Amortization of intangibles	—	—	23	—	23
Restructuring	—	—	(3)	—	(3)

Total operating expenses	2	—	6,471	(591)	5,610

(Loss) income from operations	(2)	—	180	—	178
Interest income	1	17	59	(33)	44
Interest expense	(2)	(72)	(33)	33	(74)
Equity in income of HDD	162	—	—	(162)	—
Equity in income (loss) of Non-Guarantors	—	217	(543)	326	—
Other, net	—	—	11	—	11

Other income (expense), net	161	162	(506)	164	(19)

Income (loss) before income taxes	159	162	(326)	164	159
(Benefit from) provision for income taxes	—	—	—	—	—

Net income (loss)	$159	$162	$(326)	$164	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$159	$162	$(326)	$164	$159
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	414	—	414
Stock-based compensation	—	—	69	—	69
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption of 8% Senior Notes	—	19	—	—	19
Equity in income of HDD	(162)	—	—	162	—
Equity in (income) loss of Non-Guarantors	—	(217)	543	(326)	—
Other non-cash operating activities, net	—	(1)	2	—	1
Changes in operating assets and liabilities, net	15	(1)	(417)	—	(403)

Net cash provided by (used in) operating activities	12	(38)	327	—	301
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(466)	—	(466)
Proceeds from sales of fixed assets	—	—	28	—	28
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	602	—	687
Other investing activities, net	—	—	(29)	—	(29)

Net cash used in investing activities	—	—	(102)	—	(102)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Redemption of 8% Senior Notes	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes	—	(16)	—	—	(16)
Loan from HDD to Parent	1,103	(1,103)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	329	(329)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	859	(859)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	104	—	—	—	104
Dividends to shareholders	(104)	—	—	—	(104)
Repurchases of common shares and payments made under prepaid forward agreements	(1,075)	—	—	—	(1,075)
Other financing activities, net	—	1	—	—	1

Net cash provided by (used in) financing activities	28	308	(349)	—	(13)

Increase (decrease) in cash and cash equivalents	40	270	(124)	—	186
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$40	$271	$785	$—	$1,096

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities (see Note 2). The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at December 28, 2007 and June 29, 2007, the Condensed Consolidating Statements of Operations for the three and six months ended December 28, 2007 and December 29, 2006, and the Condensed Consolidating Statements of Cash Flows for the six months ended December 28, 2007 and December 29, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$12	$1	$1,420	$—	$1,433
Short-term investments	—	—	317	—	317
Accounts receivable, net	—	—	1,600	(7)	1,593
Intercompany receivable	—	—	21	(21)	—
Inventories	—	1	829	—	830
Other current assets	—	120	568	(4)	684

Total Current Assets	12	122	4,755	(32)	4,857
Property, equipment and leasehold improvements, net	—	11	2,256	—	2,267
Goodwill	—	—	2,385	—	2,385
Other intangible assets, net	—	—	157	—	157
Equity investments in Non-Guarantors	7,221	263	6,582	(14,066)	—
Intercompany note receivable	—	—	2,752	(2,752)	—
Other assets, net	—	379	571	—	950

Total Assets	$7,233	$775	$19,458	$(16,850)	$10,616

Accounts payable	$—	$7	$1,776	$(7)	$1,776
Intercompany payable	—	21	—	(21)	—
Accrued employee compensation	—	—	297	—	297
Accrued expenses	6	31	745	—	782
Accrued income taxes	—	6	—	(4)	2
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	6	395	2,818	(32)	3,187
Other non-current liabilities	—	198	415	—	613
Intercompany note payable	2,145	607	—	(2,752)	—
Long-term debt, less current portion	—	177	1,557	—	1,734
Liability for deficit of Maxtor	—	—	602	(602)	—

Total Liabilities	2,151	1,377	5,392	(3,386)	5,534

Shareholders’ Equity (Deficit)	5,082	(602)	14,066	(13,464)	5,082

Total Liabilities and Shareholders’ Equity	$7,233	$775	$19,458	$(16,850)	$10,616

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$4	$3	$981	$—	$988
Short-term investments	—	—	156	—	156
Accounts receivable, net	—	—	1,401	(18)	1,383
Intercompany receivable	—	—	30	(30)	—
Inventories	—	3	791	—	794
Other current assets	—	74	406	—	480

Total Current Assets	4	80	3,765	(48)	3,801
Property, equipment and leasehold improvements, net	—	17	2,261	—	2,278
Goodwill	—	—	2,300	—	2,300
Other intangible assets, net	—	—	188	—	188
Equity investments in Non-Guarantors	6,401	292	6,244	(12,937)	—
Intercompany note receivable	—	—	2,202	(2,202)	—
Other assets, net	—	308	597	—	905

Total Assets	$6,405	$697	$17,557	$(15,187)	$9,472

Accounts payable	$—	$18	$1,301	$(18)	$1,301
Intercompany payable	6	24	—	(30)	—
Accrued employee compensation	—	—	157	—	157
Accrued expenses	1	58	727	—	786
Accrued income taxes	—	14	61	—	75
Current portion of long-term debt	—	330	—	—	330

Total Current Liabilities	7	444	2,246	(48)	2,649
Other non-current liabilities	—	79	274	—	353
Intercompany note payable	1,661	541	—	(2,202)	—
Long-term debt, less current portion	—	176	1,557	—	1,733
Liability for deficit of Maxtor	—	—	543	(543)	—

Total Liabilities	1,668	1,240	4,620	(2,793)	4,735

Shareholders’ Equity (Deficit)	4,737	(543)	12,937	(12,394)	4,737

Total Liabilities and Shareholders’ Equity	$6,405	$697	$17,557	$(15,187)	$9,472

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$1	$3,419	$—	$3,420
Cost of revenue	—	2	2,529	—	2,531
Product development	—	2	260	—	262
Marketing and administrative	—	1	166	—	167
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	27	—	27

Total operating expenses	—	5	2,995	—	3,000

Income (loss) from operations	—	(4)	424	—	420
Interest income	—	—	29	(10)	19
Interest expense	—	(17)	(27)	10	(34)
Equity in loss of Maxtor	—	—	(20)	20	—
Equity in income of Non-Guarantors	403	1	427	(831)	—
Other, net	—	—	18	—	18

Other income (expense), net	403	(16)	427	(811)	3

Income (loss) before income taxes	403	(20)	851	(811)	423
Provision for income taxes	—	—	20	—	20

Net income (loss)	$403	$(20)	$831	$(811)	$403

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$8	$6,697	$—	$6,705
Cost of revenue	—	10	4,998	—	5,008
Product development	—	5	499	—	504
Marketing and administrative	1	5	313	—	319
Amortization of intangibles	—	—	27	—	27
Restructuring and other, net	—	—	32	—	32

Total operating expenses	1	20	5,869	—	5,890

(Loss) income from operations	(1)	(12)	828	—	815
Interest income	—	—	55	(20)	35
Interest expense	—	(34)	(52)	20	(66)
Equity in loss of Maxtor	—	—	(46)	46	—
Equity in income of Non-Guarantors	759	—	807	(1,566)	—
Other, net	—	—	14	—	14

Other income (expense), net	759	(34)	778	(1,520)	(17)

Income (loss) before income taxes	758	(46)	1,606	(1,520)	798
Provision for income taxes	—	—	40	—	40

Net income (loss)	$758	$(46)	$1,566	$(1,520)	$758

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITES
Net income (loss)	$758	$(46)	$1,566	$(1,520)	$758
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	417	—	420
Stock-based compensation	—	8	50	—	58
Equity in loss of Maxtor	—	—	46	(46)	—
Equity in (income) loss of Non-Guarantors	(759)	—	(807)	1,566	—
Other non-cash operating activities, net	—	7	(4)	—	3
Changes in operating assets and liabilities, net	—	(50)	289	—	239

Net cash (used in) provided by operating activities	(1)	(78)	1,557	—	1,478
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(362)	—	(362)
Purchase of short-term investments	—	—	(383)	—	(383)
Maturities and sales of short-term investments	—	—	222	—	222
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	41	—	41

Net cash used in investing activities	—	—	(560)	—	(560)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	484	—	(484)	—	—
Loan from Non-Guarantor to Maxtor	—	66	(66)	—	—
Distribution from Non-Guarantor to HDD	—	—	(533)	533	—
Distribution to HDD from Non-Guarantor	—	—	533	(533)	—
Distribution from Non-Guarantor to Maxtor	—	10	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	132	—	—	—	132
Dividends to shareholders	(107)	—	—	—	(107)
Repurchases of common shares	(500)	—	—	—	(500)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	9	76	(558)	—	(473)

Increase (decrease) in cash and cash equivalents	8	(2)	439	—	445
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$12	$1	$1,420	$—	$1,433

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$121	$3,147	$(272)	$2,996
Cost of revenue	—	147	2,575	(272)	2,450
Product development	—	(10)	236	—	226
Marketing and administrative	1	(4)	144	—	141
Amortization of intangibles	—	4	8	—	12
Restructuring	—	—	1	—	1

Total operating expenses	1	137	2,964	(272)	2,830

(Loss) income from operations	(1)	(16)	183	—	166
Interest income	1	1	31	(8)	25
Interest expense	—	(15)	(48)	8	(55)
Equity in loss of Maxtor	—	—	(133)	133	—
Equity in income (loss) of Non-Guarantors	140	(96)	178	(222)	—
Other, net	—	(7)	16	—	9

Other income (expense), net	141	(117)	44	(89)	(21)

Income (loss) before income taxes	140	(133)	227	(89)	145
Provision for income taxes	—	—	5	—	5

Net income (loss)	$140	$(133)	$222	$(89)	$140

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$261	$6,390	$(863)	$5,788
Cost of revenue	—	350	5,313	(863)	4,800
Product development	—	8	462	—	470
Marketing and administrative	2	22	296	—	320
Amortization of intangibles	—	7	16	—	23
Restructuring	—	—	(3)	—	(3)

Total operating expenses	2	387	6,084	(863)	5,610

(Loss) income from operations	(2)	(126)	306	—	178
Interest income	1	1	74	(32)	44
Interest expense	(2)	(32)	(72)	32	(74)
Equity in loss of Maxtor	—	—	(350)	350	—
Equity in income (loss) of Non-Guarantors	162	(193)	217	(186)	—
Other, net	—	—	11	—	11

Other income (expense), net	161	(224)	(120)	164	(19)

Income (loss) before income taxes	159	(350)	186	164	159
Benefit from income taxes	—	—	—	—	—

Net income (loss)	$159	$(350)	$186	$164	$159

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 29, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$159	$(350)	$186	$164	$159
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	27	387	—	414
Stock-based compensation	—	19	50	—	69
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption of 8% Senior Notes	—	—	19	—	19
Equity in loss of Maxtor	—	—	350	(350)	—
Equity in (income) loss of Non-Guarantors	(162)	193	(217)	186	—
Other non-cash operating activities, net	—	—	1	—	1
Changes in operating assets and liabilities, net	15	(21)	(397)	—	(403)

Net cash provided by (used in) operating activities	12	(132)	421	—	301
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	(3)	(463)	—	(466)
Proceeds from sales of fixed assets	—	—	28	—	28
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	687	—	687
Other investing activities, net	—	—	(29)	—	(29)

Net cash used in investing activities	—	(3)	(99)	—	(102)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	1,477	—	1,477
Redemption of 8% Senior Notes	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes	—	—	(16)	—	(16)
Loan from HDD to Parent	1,103	—	(1,103)	—	—
Loan from Non-Guarantor to Maxtor	—	427	(427)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(859)	859	—
Distribution to HDD from Non-Guarantor	—	—	859	(859)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	104	—	—	—	104
Dividends to shareholders	(104)	—	—	—	(104)
Repurchases of common shares and payments made under prepaid forward agreements	(1,075)	—	—	—	(1,075)
Other financing activities, net	—	—	1	—	1

Net cash provided by (used in) financing activities	28	103	(144)	—	(13)

Increase (decrease) in cash and cash equivalents	40	(32)	178	—	186
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$40	$(3)	$1,059	$—	$1,096

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended December 28, 2007. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ended March 28, 2008 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ, possibly materially, from those in the forward-looking statements. These risks include, among others, risks related to price and product competition in our industry, customer demand for our products, the development and introduction of new products, the impact of technological advances, dependence on our ability to successfully qualify, manufacture and sell our disc drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disc drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disc drive products; risks related to our intellectual property; the impact of potential acquisitions; negative impacts of the conditions in the global credit and financial markets on our current portfolio of cash equivalents or short-term investments; market conditions and alternative cash imperatives which could impact our ability to repurchase our common shares; and the factors listed in the “Risk Factors” section of Item 1A of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. In addition to manufacturing and selling disc drives and branded storage products under the Seagate and Maxtor brands, we provide data storage services for small to medium size businesses, including online backup, data protection and recovery solutions.

We sell our disc drives primarily to major original equipment manufacturers (OEMs), and we also market to distributors under our globally recognized brand names. For the fiscal quarters ended December 28, 2007, September 28, 2007 and December 29, 2006, approximately 67%, 66% and 63%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM, and Sony. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 26%, 28% and 31% of our disc drive revenue in the fiscal quarters ended December 28, 2007, September 28, 2007 and December 29, 2006, respectively. Retail sales in the fiscal quarter ended December 28, 2007, as a percentage of our disc drive revenue was 7% compared to 6% and 6% in the fiscal quarters ended September 28, 2007 and December 29, 2006, respectively. For the fiscal quarters ended December 28, 2007, September 28, 2007 and December 29, 2006, approximately 29%, 29% and 29%, respectively, of our disc drive revenue came from customers located in North America, approximately 28%, 27% and 30%, respectively, came from customers located in Europe and approximately 43%, 44% and 41%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Disc Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development expenditure required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. Our acquisition of Maxtor in May 2006 is an example of such industry consolidation. In September 2007, TDK Corporation (“TDK”), a disc drive head manufacturer, completed its acquisition of Alps Electric Co. Ltd. (“Alps”), also a disc drive head manufacturer, and in August 2007, TDK announced that it intends to acquire Magnecomp Precision, a supplier of suspension assemblies, a key disc drive component. Also, in September 2007, Western Digital completed its acquisition of one of our suppliers of recording media, Komag, Inc. (“Komag”). Additionally, we may in the future face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other information storage products. For example, Iomega Corp., one of our customers, announced in December 2007, that it intends to acquire ExcelStor Group, a Chinese maker of disc drive products. We believe consolidation is likely to continue in the disc drive industry through combinations or strategic alignment of disc drive manufacturers, component manufacturers, or both, as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of larger-scale operations.

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

While the pricing environment in the second quarter of fiscal year 2008 was relatively benign, with price erosion at the low end of historical ranges we expect price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce prices as well as introduce new product offerings that utilize advanced technologies prior to that of competitors in order to take advantage of potentially higher initial profit margins and reduced cost structure on these new products.

Disc Drive Industry Demand Trends

We believe that in the December 2007 quarter, industry unit demand was most significantly affected by the increased need for storage of all types of digital content. We estimate that in the December 2007 quarter, industry shipments of disc drives for all applications grew approximately 8% and 21% from the immediately preceding and year-ago quarters, respectively.

•

Disc Drives for Enterprise Storage. We estimate that in the December 2007 quarter, industry shipments of disc drives for the enterprise market grew approximately 13% and 16% from the immediately preceding and year-ago quarters, respectively. The market for mission critical enterprise disc drives grew faster than originally anticipated, as server virtualization resulted in increased demand for 3.5-inch high-speed, high-capacity products in server-attached storage applications. Additionally, we believe the market for small form factor mission critical enterprise drives continued to grow as enterprises are continuing to consolidate data centers, aiming to increase speed and reliability within a smaller space, reduce network complexity and increase energy savings.

We believe that the recent strong growth in the market for high-capacity, enterprise-class serial advanced technology architecture (SATA) products continued during the December 2007 quarter. We believe that this growth is driven by digital content aggregators and distributors for use in business critical storage systems and data centers, as well as the continued adoption of disc drive based backup solutions at the expense of tape solutions. We continue to believe that this growth in demand for disc drives for use in business critical storage systems has been shifting some demand from disc drives used in traditional mission critical enterprise storage.

Recently, solid state drives (SSDs) storage applications that use flash storage technology as an alternative to disc drive storage technology have been introduced as a potential alternative to redundant system startup or boot disc drives.

•

Disc Drives for Mobile Computing. We estimate that in the December 2007 quarter, industry shipments of disc drives for mobile compute applications grew approximately 10% and 48% from the immediately preceding and year-ago quarters, respectively. The mobile computing market is continuing to grow faster than the desktop market as price and performance continue to improve. In addition, because notebooks are increasingly displacing desktop computers in the home, storage capacities for mobile compute disc drives are trending higher.

•

Disc Drives for Desktop Computing. We estimate that in the December 2007 quarter, industry shipments of disc drives for desktop compute applications grew approximately 5% and 11% from the immediately preceding and year-ago quarters, respectively. We believe the growth was attributable to the demand for higher storage capacity products. We also believe that the industry exited the quarter with some unmet demand in capacities of 500 gigabytes (GB) and greater. We expect the growth in disc drives for desktop computing to moderate in the future.

•

Disc Drives for Consumer Electronics. Disc drives in the consumer electronics markets are primarily for use in DVRs and gaming consoles. We estimate that in the December 2007 quarter, industry shipments of disc drives in the consumer electronics markets grew approximately 7% and 13% from the immediately preceding and year-ago quarters, respectively. We believe the increased penetration of DVRs and gaming consoles in the home has increased the demand for disc drives used in such applications. The relative success of gaming consoles and the pronounced seasonality of consumer purchases, which typically peaks in the December quarter, may significantly affect industry demand for disc drives used in gaming applications. Although solid state or flash memory has largely replaced disc drives in handheld applications, we believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow.

•

Disc Drives for Branded Solutions. We believe that industry demand for storage products is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. Further, branded solutions traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter.

We believe that for some of the fastest growing applications described above, the demand is increasingly focused on higher capacity disc drive products.

Product Life Cycles and Changing Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles, the importance of either being first to market with new technology and products and quickly achieving product cost effectiveness, as well as difficulty in recovering research and development expenses. Also, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

To address the growing demand for higher capacity products, the industry has substantially transitioned to perpendicular recording technology, which is necessary to achieve continued growth in areal density. Perpendicular recording technology poses various challenges, including but not limited to a complex integration of the recording head, disc, recording channel and drive firmware as a system, and involves the use of certain precious metals, which has at times been in limited supply and expensive.

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending. Consistent with historical industry seasonal patterns, we expect industry demand for the March 2008 quarter to be down by approximately 5% compared to the December 2007 quarter.

For the March 2008 quarter, we expect industry demand in the enterprise market for mission critical class drives to be flat to slightly down seasonally compared to the December 2007 quarter, while demand for high capacity SATA products are expected to be slightly higher. We expect the mobile compute and desktop compute markets to follow normal seasonal patterns and to be lower in the March 2008 quarter when compared to the December 2007 quarter. We expect the consumer electronics market for the March 2008 quarter to follow normal seasonal patterns and be approximately 15-17% lower than that of the December 2007 quarter.

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

Raw Material Constraints

Perpendicular recording technology requires more layers and the use of more precious metals and scarce alloys in the sputtering process required to create such layers. As a result, products utilizing perpendicular recording technology are more sensitive to fluctuations in prices and availability of precious metals and scarce alloys. As product offerings transition to perpendicular recording technology, companies may be required to maintain an increased inventory of these precious metals and scarce alloys.

Industry Supply Balance

Finally, to the extent that the disc drive industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry, excluding Seagate, exited the December 2007 quarter with what we believe to be less than 5 weeks of distribution inventory in the desktop channel.

Seagate Overview

We are the leader in the disc drive industry with products that address the enterprise, desktop, mobile computing, consumer electronics and branded solutions storage markets. Sales of our 3.5-inch and 2.5-inch disc drive units used in our branded storage products are reported as part of our desktop and mobile application revenues, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to maintain our product leadership, including time-to-market, product performance, quality, cost and manufacturing flexibility. These strengths allow us to respond to customer and market opportunities by introducing new products in core markets and developing additional value streams in new and emerging markets. Our technology ownership, combined with our integrated design and manufacturing approach, has allowed us to effectively leverage our leadership in traditional computing to enter new markets with only incremental product development and manufacturing costs.

During fiscal year 2007, we completed our integration of Maxtor. Our year-ago quarter and six-month periods ended December 2006 included Maxtor’s operating losses as we transitioned Maxtor products to Seagate products and recognized significant acquisition and integration related charges. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

Operating Performance

Revenue – Revenue for the December 2007 quarter was approximately $3.4 billion, up 4% from approximately $3.3 billion in the immediately preceding quarter. The revenue increase from the immediately preceding quarter was primarily driven by a 5% seasonal increase in the number of disc drives shipped. The pricing environment was relatively benign during the December 2007 quarter, as price erosion was at the low end of historical ranges.

Revenue for the December 2007 quarter was up 14% from approximately $3.0 billion in the year-ago quarter. The increase in revenue from the year-ago quarter is primarily due to a 20% unit shipment growth from increased demand for storage driven by the continued growth in digital content, particularly in the mobile, enterprise and desktop compute markets as well as an improved mix of products shipped. The increase in shipments and improved mix of products shipped were partially offset by price erosion.

Revenue for the first half of fiscal year 2008 was approximately $6.7 billion, up 16% from approximately $5.8 billion in the corresponding period of the prior year due to the same reason as noted above. The growth was driven by increased market share in enterprise and desktop compute markets as well as an improved mix of products shipped. The increase in shipments and improved mix of products shipped were partially offset by price erosion.

Our overall average sales price per unit (ASP) for our products in the December 2007 quarter was $69, compared to $70 and $72 in the immediately preceding and year-ago quarters, respectively.

•

Enterprise – We maintained our leadership position in the enterprise market. We shipped 5.3 million units in the December 2007 quarter, an increase of 15% and 27% from the immediately preceding and year-ago quarters, respectively. Increases in unit shipments compared to the immediately preceding and year-ago quarters were driven by market demand for mission critical enterprise disc drives as server virtualization resulted in increased demand for 3.5-inch high-speed, high-capacity products in server-attached storage applications. Additionally, our sales of small form factor mission critical enterprise drives of 1.7 million units during the December 2007 quarter increased significantly from the year-ago quarter.

•

Mobile – We shipped 6.4 million units in the December 2007 quarter, a decrease of 18% from the immediately preceding quarter and an increase of 46% from the year-ago quarter. The decrease in unit shipments from the immediately preceding quarter were primarily driven by a delay in the release of our 250GB notebook product and a decision to optimize our 2.5-inch manufacturing capacity between our products for gaming and mobile applications. The increase in unit shipments from the year-ago quarter was driven by what we believe to be a continuing trend of notebooks increasingly replacing desktop computers and the increased use of our mobile products in branded storage products, all of which were partially off-set by a slight decrease in our share in the mobile market as compared to the year-ago quarter. In addition, the storage capacities for our mobile compute disc drive shipments are trending higher as notebooks are increasingly displacing desktop computers in the home.

•

Desktop – In the December 2007 quarter, we believe we maintained our market leadership position with shipments of 29.9 million units, an increase of 3% and 16% from the immediately preceding and year-ago quarters, respectively. The increase from the immediately preceding and year-ago quarters was mainly from increased demand for our desktop products, driven by the continued growth in digital content and the resulting increase in overall demand for desktop storage products and the use of our desktop disc drives in our branded storage products. During the December 2007 quarter, we continued to experience a strong shift to higher capacities for our 3.5-inch desktop products. Also, we exited the December 2007 quarter with some unmet demand for disc drives with capacities of 500GB and greater. In the global distribution channel, we exited the December 2007 quarter with distribution channel inventory for desktop products at approximately four weeks.

•

Consumer Electronics – In the December 2007 quarter, we shipped a total of 8.1 million disc drives in the consumer electronics market, an increase of 41% and 14% from the immediately preceding and year-ago quarters, respectively. We believe the increased penetration of DVRs and gaming consoles in the home has increased the demand for our disc drives used in such applications. The relative success of gaming consoles and the pronounced seasonality of consumer purchases, which typically peaks in the December quarter, may significantly affect our demand for disc drives used in gaming applications. Although solid state or flash memory has largely replaced disc drives in handheld applications we believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow.

Other factors affecting operating income – In the December 2007 quarter, our operating results included an expense of $77 million related to variable performance-based compensation, as compared to $69 million in the immediately preceding quarter and $19 million in the year-ago quarter. Our variable performance-based compensation is dependent on our results of operation to date, as well as our current expectations of our future results of operations. We expect there will likely be significant additional variable performance-based compensation expense in each of the remaining quarters of fiscal year 2008 compared to the corresponding year-ago periods.

In the December 2007 quarter, we recorded restructuring costs of approximately $27 million, primarily related to the planned closure of our Limavady, Northern Ireland operations as part of our ongoing focus on cost efficiencies in all areas of our business. We currently expect to complete the closure of our Limavady facility by the end of our first quarter of fiscal year 2009, with additional restructuring charges of approximately $25 million to $30 million to be recorded over the next three quarters with respect to this planned closure, resulting in aggregate restructuring charges of approximately $50 million to $55 million.

Seasonality

Historically, we have generally exhibited seasonally lower unit demand during the second half of each fiscal year. Consistent with these patterns, we expect unit demand in the March 2008 quarter to decrease by approximately 5% from the December 2007 quarter. We continue to see demand trends shifting toward high-capacity storage, which we believe is driven by the increase in volume of digital content requiring storage in both the consumer and commercial markets.

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

Until recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which was recently acquired by Western Digital. Following the closing of its acquisition by Western Digital, Komag notified us that, after a contractual notice period expires, it would terminate supply arrangements with us. We are continuing to expand our media production facilities in Singapore and are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia, which we intend will allow us to decrease our purchases of aluminum substrates. We expect these facilities to be operational during the fourth quarter of fiscal year 2008. In addition to the new facilities in Singapore and Asia, we are in the process of developing alternative sources of supply for recording media and aluminum substrates from third parties. We believe that there is adequate supply to meet currently identified demand, and that there is enough time to readjust supply chains. See Part II, Item 1A. “Risk Factors – Dependence on Supply of Components, Equipment, and Raw Materials.”

Raw Materials

We have substantially completed our transition to perpendicular technology based products during the December 2007 quarter. Our products based on perpendicular technology require increased quantities of precious metals, which has led to an increase (that is likely to continue) in the inventory levels for these raw materials. The price of these precious metals has been and may continue to be volatile. Also, these precious metals have at times been difficult to acquire. We believe we have adequate supply plans in place to support our expected product requirements.

Investments

For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

Results of Operations

During fiscal year 2007, we completed our integration of Maxtor. Our year-ago quarter and six-month periods ended December 2006 included Maxtor’s operating losses as we transitioned Maxtor products to Seagate products and recognized significant acquisition and integration related charges

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions)		(in millions)
Revenue	$3,420	$2,996	$6,705	$5,788
Cost of revenue	2,531	2,450	5,008	4,800

Gross margin	889	546	1,697	988

Product development	262	226	504	470
Marketing and administrative	167	141	319	320
Amortization of intangibles	13	12	27	23
Restructuring and other, net	27	1	32	(3)

Income from operations	420	166	815	178
Other income (expense), net	3	(21)	(17)	(19)

Income before income taxes	423	145	798	159
Provision for income taxes	20	5	40	—

Net income	$403	$140	$758	$159

	For the Three Months Ended		For the Six Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	74	82	75	83

Gross margin	26	18	25	17

Product development	8	7	8	8
Marketing and administrative	5	5	5	6
Amortization of intangibles	—	—	—	—
Restructuring and other, net	1	—	—	—

Income from operations	12	6	12	3
Other income (expense), net	—	(1)	—	—

Income before income taxes	12	5	12	3
Provision for income taxes	—	—	1	—

Net income	12%	5%	11%	3%

Revenue. Revenue for the December 2007 quarter was approximately $3.4 billion, up 4% from approximately $3.3 billion in the immediately preceding quarter. The revenue increase from the immediately preceding quarter was primarily driven by a 5% seasonal increase in the number of disc drives shipped. The pricing environment was relatively benign during the December 2007 quarter, as price erosion was at the low end of historical ranges.

Revenue for the December 2007 quarter was up 14% from approximately $3.0 billion in the year-ago quarter. The increase in revenue from the year-ago quarter is primarily due to a 20% unit shipment growth from increased demand for storage driven by the continued growth in digital content, particularly in the mobile, enterprise and desktop compute markets as well as an improved mix of products shipped. The increase in shipments and improved mix of products shipped were partially offset by price erosion.

Revenue for the first half of fiscal year 2008 of $6.7 billion was up 16% from approximately $5.8 billion in the corresponding period of the prior year due to the same reason as noted above. The growth was driven by increased unit shipments across markets, as well as an improved mix of products shipped. The increase in shipments and improved mix of products shipped were partially offset by price erosion.

Unit shipments for our products in the December 28, 2007 were as follows:

•	Enterprise – 5.3 million, up from 4.6 million and 4.1 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile – 6.4 million, down from 7.9 million in the immediately preceding quarter and up from 4.4 million units in the year-ago quarter.

•	Desktop – 29.9 million, up from 29.0 million and 25.7 million units in the immediately preceding and year-ago quarters, respectively.

•	Consumer Electronics – 8.1 million, up from 5.7 million and 7.1 million in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue, as a percentage of our gross disc drive revenue was approximately 8% for the December 2007 quarter as compared to 9% and 8% in the immediately preceding and year-ago quarters, respectively. The decrease in sales programs as a percentage of gross disc drive revenue from the immediately preceding quarter was primarily the result of a more favorable pricing environment and a higher mix of OEM sales, which generally require lower program support than distribution and retail sales.

Cost of Revenue. Cost of revenue for the December 2007 quarter was approximately $2.5 billion, which slightly increased from the immediately preceding quarter. Gross margin as a percentage of revenue for the December 2007 quarter was 26% as compared to 25% from the immediately preceding quarter. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to a shift to lower cost products and improved utilization of our manufacturing capacity, partially offset by the impact of variable performance-based compensation and a 1% lower ASP as compared to the immediately preceding quarter.

Cost of revenue for the December 2007 quarter of approximately $2.5 billion also increased slightly from the year-ago quarter. The increase in gross margin as a percentage of revenue from 18% in the year-ago quarter to 26% in the December 2007 quarter was due to significantly improved utilization of our manufacturing capacity as a result of increased demand, the completed integration of Maxtor, transitions to lower cost products, and the elimination of lower margin Maxtor designed products. These increases were partially offset by higher variable performance-based compensation and a 4% lower ASP as compared to the year-ago quarter.

Cost of revenue for the first half of fiscal year 2008 of $5.0 billion was up 4% from approximately $4.8 billion in the first half of the prior fiscal year. The improvement in gross margin as a percentage of revenue for the first half of fiscal year 2008 of 25% as compared to 17% in the corresponding prior year period was due to significantly improved utilization of our manufacturing capacity as a result of increased demand and the completed integration of Maxtor, transitions to lower cost products, and the elimination of lower margin Maxtor designed products. These increases were partially offset by higher variable performance-based compensation and a 4% lower ASP as compared to the corresponding prior year period.

Product Development Expense. Product development expense for the December 2007 quarter increased by $20 million, or 8%, when compared with the immediately preceding quarter. The increase in product development expense from the immediately preceding quarter was primarily due to increases of $14 million in operating costs associated with the final phase of launching new high capacity desktop and notebook drives and $9 million in payroll expense resulting from increased headcount and annual wage increases.

Product development expense for the December 2007 quarter increased by $36 million, or 16%, when compared with the year-ago quarter. The increase in product development expense from the year-ago quarter was primarily due to increases of $21 million in operating costs associated with the final phase of launching new high capacity desktop and notebook drives, $18 million in variable performance-based compensation and $4 million in payroll expense resulting from increased headcount and annual wage increases, partially offset by a decrease of $6 million in costs associated with the Maxtor acquisition.

Product development expense for the first half of fiscal year 2008 increased by $34 million, or 7%, when compared with the year-ago six-month period. The increase in product development expense from the year-ago six-month period was primarily due to increases of $37 million in variable performance-based compensation, $22 million in operating costs associated with the final phase of launching new high capacity desktop and notebook drives and $15 million in payroll expense resulting from increased headcount and annual wage increases, partially offset by a decrease of $31 million in costs associated with the Maxtor acquisition.

Marketing and Administrative Expense. Marketing and administrative expense for the December 2007 quarter increased by $14 million, or 9%, when compared with the immediately preceding quarter. The increase in marketing and administrative expense from the immediately preceding quarter was primarily due to increases of $8 million in legal expense resulting from the progression of on-going litigation and $5 million in payroll expense resulting from increased headcount and annual wage increases.

Marketing and administrative expense for the December 2007 quarter increased by $26 million, or 18%, when compared with the year-ago quarter. The increase from the year-ago quarter was primarily due to increases of $10 million in variable performance-based compensation, $10 million in legal expense resulting from the progression of on-going litigation, $8 million in payroll expense resulting from increased headcount and annual wage increases, partially offset by a decrease of $10 million in costs associated with the Maxtor acquisition

Marketing and administrative expense for the first half of fiscal year 2008 was relatively flat when compared with the year-ago six-month period primarily due to increases of $26 million in payroll expense resulting from increased headcount and annual wage increases, $22 million in variable performance-based compensation and $12 million in legal expense resulting from the progression of on-going litigation, substantially offset by decreases of $40 million in the provision of doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its related affiliate entities and $31 million in costs associated with the Maxtor acquisition.

Amortization of Intangibles. Amortization of intangibles was flat when compared to the immediately preceding quarter and increased from both the three and six month year-ago periods as a result of intangibles acquired in the EVault acquisition.

Restructuring and Other. In the December 2007 quarter, we recorded restructuring costs of approximately $27 million, primarily related to the planned closure of our Limavady, Northern Ireland operations as part of our ongoing focus on cost efficiencies in all areas of our business. We currently expect to complete the closure of our Limavady facility by the end of our first quarter of fiscal year 2009, with additional restructuring charges of approximately $25 million to $30 million to be recorded over the next three quarters with respect to this planned closure, resulting in aggregate restructuring charges of approximately $50 million to $55 million.

Net Other Income (Expense). Net other expense changed by $24 million from net other expense of $21 million in the immediately preceding quarter to net other income of $3 million in the quarter ended December 28, 2007. This change from the immediately preceding quarter was primarily due to a gain on the sale of certain assets of approximately $15 million.

Net other expense changed by $24 million from net other expense of $21 million in the year-ago quarter to net other income of $3 million in the quarter ended December 28, 2007. This change in net other expense from the year-ago quarter was primarily due to a gain on the sale of certain assets of approximately $15 million and a decrease in interest expense which in the year-ago quarter included $19 million in costs associated with the early retirement of our 8% Senior Notes due May 2009. These changes were partially offset by a decrease of $6 million in interest income due to lower cash balances.

Net other expense decreased by $2 million when compared to the year-ago six-month period primarily due to a gain on the sale of certain assets of approximately $15 million substantially offset by a decrease in the value of the deferred compensation plan assets of $10 million and a foreign exchange loss of $3 million.

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

Our provision for income taxes recorded for the three and six months ended December 28, 2007 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. Our benefit for income taxes recorded for the three and six months ended December 29, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for certain U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

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

As of December 28, 2007, we recorded net deferred tax assets of $888 million. The realization of $796 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

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

As a result of the implementation of FIN 48, we increased our liability for net unrecognized tax benefits at the date of adoption. We accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease in retained earnings of $3 million and an increase in goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. Of these unrecognized tax benefits, $63 million would reduce the effective tax rate upon recognition. During the six months ended December 28, 2007, our unrecognized tax benefits increased by $5 million for tax positions taken in prior periods and by $6 million for tax positions taken during the current period.

During the 12 months beginning December 29, 2007, we expect to reduce our unrecognized tax benefits by approximately $12 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, we note that the resolution and/or closure of open audits is highly uncertain as to when and if these events may occur.

We file U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal years 2003 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ending in 2003 and 2004. For state and foreign tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2001.

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of December 28, 2007.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

We had approximately $1.8 billion in cash, cash equivalents and short-term investments at December 28, 2007, which included $1.4 billion of cash and cash equivalents. Cash and cash equivalents increased by $445 million during the six months ended December 28, 2007, up from $988 million at June 29, 2007. This increase in cash and cash equivalents was primarily due to cash provided by operating activities and cash provided by employee stock option exercises and employee stock purchases, offset by capital additions, acquisitions, the repurchase of common shares and dividends paid to shareholders.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets. At December 28, 2007, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 28, 2007. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 28, 2007.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 28, 2007 was approximately $1.5 billion and consisted primarily of net income adjusted for non-cash items including depreciation, amortization and stock-based compensation and an increase in accounts payable, offset by an increase in accounts receivable.

Cash Used in Investing Activities

During the six months ended December 28, 2007, we used $560 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $362 million, purchases of short-term investments in excess of maturities and sales of $161 million and $78 million for acquisitions, net of cash acquired. The approximately $362 million we invested in property, equipment and leasehold improvements was primarily comprised of:

•	$49 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$83 million to upgrade the capabilities of our thin-film media operations in the United States, Malaysia and Singapore;

•	$226 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland; and

For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities of $473 million for the six months ended December 28, 2007 was primarily attributable to the repurchases of our common shares totaling approximately $500 million and approximately $107 million in dividends paid to our shareholders, partially offset by approximately $132 million in cash provided by employee stock option exercises and employee stock purchases.

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of December 28, 2007, consisted of: (1) approximately $1.8 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $47 million for outstanding letters of credit and bankers’ guarantees as of December 28, 2007, leaving $453 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of December 28, 2007, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the December 2007 quarter, we have paid dividends to our shareholders.

On November 16, 2007, we paid dividends aggregating approximately $53 million, or $0.10 per share, to our common shareholders of record as of November 2, 2007. On January 17, 2008, we declared a quarterly dividend of $0.10 per share that will be paid on or before February 15, 2008 to our common shareholders of record as of February 1, 2008. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

We currently expect to complete the closure of our Limavady facility by the end of our first quarter of fiscal year 2009, with additional cash restructuring charges of approximately $25 million to $30 million to be recorded over the next three quarters with respect to this planned closure, resulting in aggregate restructuring charges of approximately $50 million to $55 million.

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

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”), of which $326 million were outstanding as of December 28, 2007, contain a cash conversion feature that will require Seagate to deliver to the holders, upon any conversion of the 2.375% Notes, cash in an amount equal to the lesser of (a) the principal amount of the 2.375% Notes converted and (b) the as-converted value of the 2.375% Notes. To the extent holders of the 2.375% Notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. The payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Notes.

On August 8, 2006, we announced that our board of directors had authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period. During the six months ended December 28, 2007, we repurchased approximately 19.6 million shares through open market repurchases at an average price of $25.57 for a total of approximately $500 million. The repurchased shares were cancelled and are no longer outstanding. As of December 28, 2007, we had approximately $474 million remaining under the authorized $2.5 billion stock repurchase program, all of which we expect to utilize during the March 2008 quarter, subject to market conditions and alternative cash imperatives which could impact our decision to repurchase our stock. See Part II, Item 2: “Unregistered Sales of Equity Securities and Use of Proceeds – Repurchases of Equity Securities.”

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of December 28, 2007 have been summarized in the table below:

		Fiscal Year(s)
	Total	2008	2009- 2010	2011- 2012	Thereafter
	(in millions)
Contractual Cash Obligations:
Long term debt(1)	$2,072	$330	$507	$635	$600
Interest payments on long-term debt	633	60	227	158	188
Capital expenditures	276	235	41	—	—
Operating leases(2)	288	21	74	61	132
Purchase obligations(3)	3,519	1,547	1,972	—	—

Subtotal	6,788	2,193	2,821	854	920
Commitments:
Letters of credit or bank guarantees	68	49	19	—	—

Total	$6,856	$2,242	$2,840	$854	$920

(1)	Included in long term debt for fiscal year 2008 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the second quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of December 28, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $232 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of December 28, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Since our fiscal year ended June 29, 2007, there have been no significant changes in our critical accounting policies and estimates other than the adoption of FIN 48 (see Results of Operations – Income Taxes). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2007, as filed with the SEC on August 27, 2007, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

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

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets. At December 28, 2007, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 28, 2007. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 28, 2007.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure.

At December 28, 2007, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2007. All investments mature in three years or less. Included in long term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible, as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the second quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value December 28, 2007
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,332	$—	$—	$—	$—	$—	$1,332	$1,330
Average interest rate	4.86%						4.86%
Short-term investments:
Fixed rate	$74	$61	$16	$—	$—	$—	$151	$152
Average interest rate	4.65%	4.75%	5.33%				4.76%
Variable rate	$165	$—	$—	$—	$—	$—	$165	$165
Average interest rate	6.38%						6.38%
Total investment securities	$1,571	$61	$16	$—	$—	$—	$1,648	$1,647
Average interest rate	5.01%	4.75%	5.33%				5.01%
Long-Term Debt
Fixed rate	$330	$5	$142	$5	$630	$600	$1,712	$1,934
Average interest rate	2.43%	5.75%	6.76%	5.75%	6.35%	6.80%	5.78%
Variable rate		$30	$330				$360	$355
Average interest rate		5.81%	6.08%				6.06%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the six months ended December 28, 2007.

As of December 28, 2007, our notional fair values of foreign exchange forward contracts totaled $412 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. We maintain settlement and revaluation limits as well as maximum tenure of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of December 28, 2007 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound	$32	1.98	$—
Singapore Dollar	102	1.45	1
Thai Baht	236	33.72	1
Malaysian Ringgit	42	3.33	—

	$412		$2

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 28, 2007, our disclosure controls and procedures were effective. During the quarter ended December 28, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in our sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (“USPTO”) issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s then-recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. At Seagate’s request, the USPTO determined that both patents in suit have substantial new issues of patentability and ordered reexamination of the patents. The court denied our motion to stay the case pending patent reexamination. In initial office actions, the USPTO Examiner rejected all claims of both patents as unpatentable. No trial date has been set. We believe the claims are without merit, and we intend to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd. In July 2002, we were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of our personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, we presented our non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that our products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and we filed our opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected. The invalidity case was reargued at a hearing on May 9, 2006. In 2006, we filed a second invalidity proceeding with the PRB. On June 14, 2007, the PRB issued an order holding the patent invalid based on the first invalidity request. The second invalidity request was stayed as a result of the ruling on the first request. Shao Tong again filed a lawsuit against the PRC PRB and the court affirmed the invalidity decision in December 2007. In January 2008, Shao Tong appealed this decision to the Beijing High People’s Court. We believe the claims are without merit, and we intend to defend against them vigorously.

Siemens, AG v. Seagate Technology. On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the “‘838 patent”) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistance (TMR) sensors to the case. Trial is scheduled to begin November 11, 2008. We believe the claims are without merit, and we intend to defend against them vigorously.

StorMedia Texas LLC v. Comp USA, et al. On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891, a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. Trial is scheduled to begin March 4, 2009. We believe the claims are without merit, and we intend to defend against them vigorously.

Reiber, et al. v. Western Digital, et al. On September 15, 2007, Steven F. and Mary L. Reiber filed a complaint with the International Trade Commission (“ITC”) against Certain Hard Disk Drives, Components Thereof, and Products Containing the Same, requesting an investigation of Western Digital Corporation, Seagate Technology, Toshiba America Information Systems, Inc., Hewlett-Packard Company, and Dell, Inc. The complaint alleges that the Reibers are inventors on three patents: U.S. Patent Nos. 6,354,479 (the ‘479 patent), 6,651,864 (the ‘864 patent), and 6,935,548 (the ‘548) that generally relate to dissipative bonding tips used to form electrical connections, and methods of using such tips in producing disk drives. The ITC complaint seeks to enjoin defendants from importing hard disk drives and certain products containing hard disk drives into the United States. Simultaneously, the Reibers filed a case in the U.S. District Court for the Eastern District of California, Sacramento Division, alleging infringement of the same three patents against the same defendants and seeking damages. On October 9, 2007, the ITC initiated an investigation. Trial is set to begin on July 14, 2008. We believe the claims are without merit, and we intend to defend against them vigorously.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. While the pricing environment in the second fiscal quarter of 2008 was better than we had initially expected, we expect continuous price erosion for the remainder of fiscal year 2008 as our competitors continue these efforts.

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

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in the notebook and small form factor enterprise markets. Our market share for our products can be negatively affected by our customers’ diversifying their sources of supply as our competitors enter the market for particular products, as well as by our ability to ramp volume production of new product offerings. When our competitors successfully introduce product offerings, which are competitive with our recently introduced products, our customers may quickly diversify their sources of supply. Any significant decline in our market share in any of our principal market applications would adversely affect our results of operations.

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
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other information storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a complete computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. In addition, captive manufacturers are also formidable competitors because they have more substantial resources than we do. Samsung and Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

In response to customer demand for high-quality, high-volume and low-cost disc drives, manufacturers of disc drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of large production facilities and industry consolidation can contribute to the intensification of competition.

We face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other information storage products. This may have been a factor when Iomega Corp, one of our customers, announced in December 2007 that it intends to acquire ExcelStor Group, a Chinese maker of disc drive products.

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

Volatility of Quarterly Results — Our quarterly operating results fluctuate, sometimes significantly, from period to period, and this may cause our share prices to decline.

In the past, our quarterly revenue and operating results have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

•

delays or problems in the introduction of our new products, particularly new disc drives with lower cost structures due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business;

•	increased costs or adverse changes in availability of supplies of raw materials or components, especially in light recent consolidation among component suppliers;

•	the impact of corporate restructuring activities that we may engage in;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality and other factors;

•

changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume competing disc drive solutions or alternative storage technology solutions, such as flash memory or SSDs;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in supply/demand imbalances;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. For example, the delay in the release of our 250GB notebook product caused unit shipments in our mobile sector to decline in the second quarter of fiscal year 2008 compared to the year-ago quarter. If we cannot successfully deliver competitive products, such as a 250GB notebook product, our future results of operations may be adversely affected.

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

We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in flash memory largely replacing disc drives in handheld applications. We do however believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow. While this competition has traditionally been in the markets for handheld consumer electronics applications like digital music players and personal media players, these competitors are also attempting to introduce SSD products for notebook and enterprise compute applications.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disc drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for notebook and enterprise compute applications, customers may decrease the amounts of our products that they purchase which would adversely affect our results of operations.

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

We have substantially completed the transition of our products to perpendicular technology. Perpendicular recording technology poses various technological challenges including a complex integration of the recording head, disc, recording channel and drive firmware as a system.

If these perpendicular technology based products suffer unanticipated or atypical failures that were not anticipated in the design of those products, our service and warranty costs may materially increase which would adversely impact our operating results.

Perpendicular recording technology also requires recording media with more layers and the use of more precious metals and scarce alloys like platinum and ruthenium to create such layers. These precious metals and scarce alloys have recently become increasingly expensive and at times difficult to acquire. Accordingly, we will be exposed to increased risks that higher costs or reduced availability of these precious metals and scarce alloys could adversely impact our operating results.

Seasonality — Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disc drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the mobile compute, desktop compute and consumer electronics sectors of our business, this seasonality is partially attributable to our customers’ increased sales of personal computers and consumer electronics during the winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our operating results will fluctuate seasonally even if the forecasted demand for our products proves accurate.

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

The disc drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	the impact of variable demand and an aggressive pricing environment for disc drives;

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

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media and aluminum and glass substrates that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. Until recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which was recently acquired by Western Digital. Following the closing of its acquisition by Western Digital, Komag notified us that, after a contractual notice period, it will terminate supply arrangements with us. While we are in the process of developing alternative sources of supply for recording media and aluminum substrates, there is no guarantee that those sources will be able to deliver recording media and substrates in sufficient quantities and with satisfactory quality on a timely basis. If these new vendors are unable to meet our requirements, we could experience a shortage in supply of recording media or aluminum substrates which would adversely affect our results of operations.

We also recently concluded arrangements to completely outsource our printed circuit board assembly requirements to third parties. While we expect there to be no interruption in the supply of circuit boards, such an interruption would adversely affect our results of operations.

In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general.

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

Our disc drives are components in computers, computer systems, storage subsystems and consumer electronics devices. The demand for these products has been volatile. In a weak economy, consumer spending tends to decline and retail demand for personal computers and consumer electronics devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. Unexpected slowdowns in demand for computer systems, storage subsystems or consumer electronic devices generally cause sharp declines in demand for disc drive products.

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

If delivery of our products is delayed, our OEM customers may use our competitors’ products to meet their production requirements. If the delay of our products causes delivery of those OEMs’ computer systems into which our products are integrated to be delayed, consumers and businesses may purchase comparable products from the OEMs’ competitors. For example, the delay in the release of our 250GB notebook product caused unit shipments in our mobile sector to decline in the second fiscal quarter of 2008 compared to the year-ago period.

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

Accounting Charges Related to Acquisition of Maxtor — We expect the acquisition of Maxtor will continue to result in additional accounting charges, that may continue to have an adverse effect on our fiscal year 2008 operating results.

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

Some of our key customers, including Hewlett-Packard, Dell, EMC, IBM and Sony, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

Our customers have demanded new generations of disc drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. Such product development requires significant investments in research and development. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

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

If we are successful in forming strategic alliances or acquiring, forming joint ventures or making investments in other companies, any of these transactions may have an adverse effect on our operating results, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models, such as our recent acquisition of MetaLINCS, will be successfully integrated or achieve their stated objectives. Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments, that we may have impairment of goodwill associated with these acquisitions and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers in connection with their use of our products.

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

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel may have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

Our operations are dependent upon our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. While we have disaster recovery plans, there can be no assurance that they are sufficient to prevent system failures and other interruptions in our operations that could have a material adverse effect on our business, results of operations and financial condition.

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

We have manufacturing facilities in parts of the world that periodically experience political unrest, with Thailand being a recent example. This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operation and financial condition. U.S. and international responses to the ongoing hostilities in Afghanistan and Iraq and the risk of terrorist attacks or hostilities elsewhere in the world could exacerbate these risks.

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

On January 17, 2008, we declared a quarterly dividend of $0.10 per share that will be paid on or before February 15, 2008 to our common shareholders of record as of February 1, 2008.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disc drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due August 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

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

Current global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 28, 2007, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended December 28, 2007 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

On August 8, 2006, we announced that our board of directors authorized the use of up to $2.5 billion for the repurchase of our outstanding common shares over a two-year period.

From the date of authorization of this repurchase program through December 28, 2007, we repurchased approximately 81.5 million shares, all of which were cancelled and are no longer outstanding.

During the three months ended December 28, 2007, we repurchased approximately 9.3 million shares through open market repurchases at an average price of $27.00 for a total of approximately $251 million.

As of December 28, 2007, we had approximately $474 million remaining under the authorized $2.5 billion stock repurchase program. Share repurchases during the three months ended December 28, 2007 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
Total Through 1st Quarter of Fiscal Year 2008	72.2	$24.57	72.2	$725
October 2007	3.7	$26.89	75.9	$624
November 2007	5.6	$27.07	81.5	$474
December 2007	—	—	81.5	$474

Total Through 2nd Quarter of Fiscal Year 2008	81.5	$24.85	81.5	$474

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Shareholders was held on October 25, 2007. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)	The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	For	Against	Abstain
Frank J. Biondi Jr.	470,846,854	10,661,140	360,830
William W. Bradley	473,475,658	8,030,159	363,007
James A. Davidson	445,148,045	35,714,473	1,006,306
Donald E. Kiernan	473,700,211	7,809,233	359,380
Stephen J. Luczo	445,678,036	35,901,883	288,905
David F. Marquardt	364,784,960	111,748,120	5,335,744
Lydia M. Marshall	473,742,799	7,817,048	308,977
C.S. Park	288,037,933	192,358,335	1,472,556
Gregorio Reyes	472,381,123	8,427,844	1,059,857
John W Thompson	472,831,526	8,660,724	376,547
William D. Watkins	447,356,214	34,230,634	281,976

2)	The shareholders approved amendments to Seagate Technology’s 2004 Stock Compensation Plan.

For	Against	Abstain
375,611,017	105,609,336	648,471

3)	The shareholders ratified the appointment of Ernst & Young LLP to serve as independent registered accounting firm of Seagate Technology for the fiscal year ending June 27, 2008.

For	Against	Abstain
480,611,314	1,008,195	249,315

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.3	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.4	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.5	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.6	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.5)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.10+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.11+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.12+	Form of Amended 2004 Stock Compensation Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement filed with the SEC on September 21, 2007)

10.13+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.14+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.15+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.17+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors (incorporated by reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q filed with the SEC on October 29, 2007)

10.18	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.19	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.20	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.21	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.22	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: January 30, 2008	BY:	/s/ William D. Watkins
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE: January 30, 2008	BY:	/s/ Charles C. Pope
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)