Form 10-Q
period 2008-03-28
SEAGATE TECHNOLOGY
filed 2008-04-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

                        Yes  ☐    No  ☒

As of April 24, 2008, 484,686,580 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 28, 2008	June 29, 2007 (a)
ASSETS
Cash and cash equivalents	$1,143	$988
Short-term investments	140	156
Accounts receivable, net	1,351	1,383
Inventories	1,073	794
Deferred income taxes	225	196
Other current assets	675	284

Total Current Assets	4,607	3,801
Property, equipment and leasehold improvements, net	2,357	2,278
Goodwill	2,366	2,300
Other intangible assets, net	132	188
Deferred income taxes	659	574
Other assets, net	292	331

Total Assets	$10,413	$9,472

LIABILITIES
Accounts payable	$1,915	$1,301
Accrued employee compensation	380	157
Accrued expenses	803	786
Accrued income taxes	11	75
Current portion of long-term debt	345	330

Total Current Liabilities	3,454	2,649
Other non-current liabilities	399	353
Long-term accrued income taxes	212	—
Long-term debt, less current portion	1,685	1,733

Total Liabilities	5,750	4,735
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares and additional paid-in capital	3,464	3,204
Accumulated other comprehensive income (loss)	6	(4)
Retained earnings	1,193	1,537

Total Shareholders’ Equity	4,663	4,737

Total Liabilities and Shareholders’ Equity	$10,413	$9,472

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2007.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenue	$3,104	$2,828	$9,809	$8,616
Cost of revenue	2,288	2,225	7,295	7,025
Product development	254	214	758	683
Marketing and administrative	164	126	484	446
Amortization of intangibles	15	13	41	36
Restructuring and other, net	20	3	52	—

Total operating expenses	2,741	2,581	8,630	8,190

Income from operations	363	247	1,179	426
Interest income	16	15	51	59
Interest expense	(30)	(33)	(96)	(107)
Other, net	—	1	13	11

Other income (expense), net	(14)	(17)	(32)	(37)

Income before income taxes	349	230	1,147	389
Provision for income taxes	5	18	45	18

Net income	$344	$212	$1,102	$371

Net income per share:
Basic	$0.68	$0.39	$2.11	$0.66
Diluted	0.65	0.37	2.02	0.62
Number of shares used in per share calculations:
Basic	507	546	522	564
Diluted	530	577	549	595
Dividends declared per share	$0.10	$0.10	$0.30	$0.28

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 28, 2008	March 30, 2007
OPERATING ACTIVITIES
Net income	$1,102	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	650
Stock-based compensation	86	101
In-process research and development	4	4
Allowance for doubtful accounts receivable	(3)	42
Redemption charges on 8% Senior Notes due 2009	—	19
Excess tax benefits from exercise of stock options	(2)	—
Other non-cash operating activities, net	8	16
Changes in operating assets and liabilities:
Accounts receivable	(8)	48
Inventories	(279)	68
Accounts payable	614	(295)
Accrued expenses, employee compensation and warranty	147	(431)
Accrued income taxes	(17)	15
Other assets and liabilities	(140)	(38)

Net cash provided by operating activities	2,143	570

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(637)	(688)
Proceeds from sales of fixed assets	29	29
Purchases of short-term investments	(439)	(322)
Maturities and sales of short-term investments	425	851
Acquisitions, net of cash and cash equivalents acquired	(78)	(178)
Other investing activities, net	15	(44)

Net cash used in investing activities	(685)	(352)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477
Repayment of debt	(34)	(5)
Redemption of 8% Senior Notes due 2009	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	(16)
Proceeds from exercise of employee stock options and employee stock purchase plan	172	207
Dividends to shareholders	(159)	(158)
Excess tax benefits from exercise of stock options	2	—
Repurchases of common shares and payments made under prepaid forward agreements	(1,284)	(1,324)

Net cash used in financing activities	(1,303)	(219)

Increase (decrease) in cash and cash equivalents	155	(1)
Cash and cash equivalents at the beginning of the period	988	910

Cash and cash equivalents at the end of the period	$1,143	$909

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$71	$35
Cash paid for income taxes, net of refunds	28	24

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended March 28, 2008

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 29, 2007	535	$—	$3,204	$(4)	$1,537	$4,737
Cumulative effect adjustment to adopt recognition and measurement provisions of FASB Interpretation No. 48 (See Note 3)	—	—	—	—	(3)	(3)
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net	—	—	—	1	—	1
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	9	—	9
Net income	—	—	—	—	1,102	1,102

Comprehensive income						1,112
Issuance of common shares related to employee stock options and employee stock purchase plan	14	—	172	—	—	172
Dividends to shareholders	—	—	—	—	(159)	(159)
Repurchases of common shares	(55)	—	—	—	(1,284)	(1,284)
Tax benefit from exercise of stock options	—	—	2	—	—	2
Stock-based compensation	—	—	86	—	—	86

Balance at March 28, 2008	494	$—	$3,464	$6	$1,193	$4,663

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

The results of operations for the three and nine months ended March 28, 2008, are not necessarily indicative of the operating results to be expected for any subsequent interim period in the Company’s fiscal year ending June 27, 2008.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended March 28, 2008 and March 30, 2007 were 13 weeks. Fiscal year 2008 will be comprised of 52 weeks and will end on June 27, 2008.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with the provisions of FASB Statement (SFAS) No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended March 28, 2008 and March 30, 2007:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions, except per share data)
Numerator:
Net income	$344	$212	$1,102	$371
Adjustment for interest expense on 6.8% convertible senior notes due April 2010	2	—	7	—

Net income, adjusted	$346	$212	$1,109	$371

Denominator:
Weighted-average common shares outstanding	509	548	524	566
Weighted-average nonvested shares	(2)	(2)	(2)	(2)

Total shares for purpose of calculating basic net income per share	507	546	522	564
Weighted-average effect of dilutive securities:
Dilution from employee stock options	15	24	18	25
Dilution from nonvested shares	—	1	—	1
2.375% convertible senior notes due August 2012	4	6	5	5
6.8% convertible senior notes due April 2010	4	—	4	—

Potential dilutive common shares:	23	31	27	31

Total shares for purpose of calculating diluted net income per share	530	577	549	595

Net Income per share:
Basic net income per share	$0.68	$0.39	$2.11	$0.66

Diluted net income per share	$0.65	$0.37	$2.02	$0.62

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Stock options	27	19	22	19
6.8% convertible senior notes due April 2010	—	4	—	4

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

	March 28, 2008	June 29, 2007
	(in millions)
Accounts Receivable, net
Accounts receivable	$1,396	$1,433
Allowance for doubtful accounts receivable	(45)	(50)

	$1,351	$1,383

	March 28, 2008	June 29, 2007
	(in millions)
Inventories
Raw materials and components	$346	$277
Work-in-process	114	85
Finished goods	613	432

	$1,073	$794

	March 28, 2008	June 29, 2007
	(in millions)
Other Current Assets
Vendor non-trade receivables	$469	$110
Other current assets	206	174

	$675	$284

The Company has non-trade receivables from certain manufacturing vendors resulting from the sale of components to these vendors who manufacture and sell completed sub-assemblies back to the Company. The Company does not reflect the sale of these components in Revenue and does not recognize any profits on these sales. The costs of the completed sub-assemblies are included in inventory upon purchase from the vendors.

	March 28, 2008	June 29, 2007
	(in millions)
Property, Equipment and Leasehold Improvements, net
Property, equipment and leasehold improvements	$5,594	$5,104
Accumulated depreciation and amortization	(3,237)	(2,826)

	$2,357	$2,278

	March 28, 2008	June 29, 2007
	(in millions)
Accrued Warranty
Short-term accrued warranty included in Accrued expenses on the balance sheet	$240	$233
Long-term accrued warranty included in Other non- current liabilities on the balance sheet	222	197

	$462	$430

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Long-Term Debt and Credit Facilities

Revolving Credit Facility. As of March 28, 2008, there were no borrowings under the Company’s $500 million revolving credit facility and the Company had utilized $58 million of the $100 million sub-limit for outstanding letters of credit and bankers’ guarantees. As of March 28, 2008, the Company is in compliance with all the covenants under the credit agreement that governs the Company’s revolving credit facility.

Derivative Financial Instruments. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. At March 28, 2008, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $409 million comprised of approximately $20 million to purchase British pounds, $75 million to purchase Singapore dollars, $13 million to purchase Chinese yuan, $5 million to purchase Japanese yen, $15 million to purchase Czech koruna, $11 million to purchase Malaysian ringgit, and $270 million to purchase Thai baht. At March 28, 2008, the fair value of the Company’s outstanding forward exchange contracts was approximately $13 million.

Investment Securities. As of March 28, 2008, the Company held auction rate securities in the amount of $31 million, all of which are collateralized by pools of student loans guaranteed by the Federal Family Education Loan Program. During the quarter ended March 28, 2008, the Company’s auction rate securities failed to settle at auction. The Company did not record any impairment losses during the quarter and nine months ended March 28, 2008, as they were not significant. Given the Company’s holdings of cash, cash equivalents and short-term investments, its expected operating cash flows and its access to funds through its corporate credit facility, the Company has the ability and intent to hold these securities until liquidity returns to this market or maturity of the securities. As a result, the Company reclassified $31 million in auction rate securities from short-term investments to long-term investments as of March 28, 2008. The Company will continue to analyze its auction rate securities each reporting period for impairment and it may be required to record an impairment charge if it is determined that there is a decline in the fair value which is other than temporary.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, the Company’s worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holiday or tax incentive programs the Company operates under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

The income tax provision recorded for the three and nine months ended March 28, 2008, differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. The income tax benefit recorded for the three and nine months ended March 30, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the period relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

Based on the Company’s foreign ownership structure, and subject to (i) potential future increases in the valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 (IRC Sec. 382) on usage of certain tax attributes (further described below), the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

As of March 28, 2008, the Company has recorded net deferred tax assets of $884 million. The realization of $798 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when the Company reevaluates its estimates of future taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code on May 19, 2006. In general, IRC Sec. 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. The annual limitation for this change is $110 million. Certain amounts of these attributes may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Income Taxes (continued)

Unrecognized Tax Benefits

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of March 28, 2008.

During the nine months ending March 28, 2008, the Company’s unrecognized tax benefits decreased by $8 million. During the quarter ending March 28, 2008, the Company recorded a discrete tax benefit of approximately $13 million related to the recognition of foreign uncertain tax benefits as a result of new information obtained during the quarter. Also, during the quarter ending March 28, 2008, the Company recorded approximately $11 million of foreign uncertain tax benefits resulting in a reduction of the Maxtor goodwill as a result of the expiration of certain foreign statutes of limitation for pre-acquisition periods.

During the 12 months beginning March 29, 2008, the Company expects to reduce its unrecognized tax benefits by approximately $27 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

The Company files U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal year 2003 and forward. The Internal Revenue Service has completed its examination of fiscal years ending in 2003 and 2004. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Restructuring and Exit Costs

Ongoing Restructuring Activities

At June 29, 2007, the Company’s accrued restructuring balance was $9 million.

For the three months ended March 28, 2008, the Company recorded additional restructuring charges of $12 million, primarily related to the planned closure of its Limavady, Northern Ireland operations as part of its ongoing focus on cost efficiencies in all areas of its business. The restructuring charges associated with the Limavady facility were primarily comprised of approximately $8 million in charges related to employee termination costs.

During the nine months ended March 28, 2008, the Company recorded restructuring charges of $44 million, of which $35 million related to the restructuring plan associated with the planned closure of its Limavady, Northern Ireland operations. The restructuring charges associated with the Limavady facility were comprised of approximately $18 million in charges related to expected grant repayments, employee termination costs of approximately $14 million and approximately $3 million in charges related to impaired equipment as a result of the restructuring plan. The Company currently expects to complete the closure of its Limavady facility by the end of its second quarter of fiscal year 2009, with additional restructuring charges of approximately $20 million to $25 million to be recorded over the next three quarters, resulting in aggregate restructuring charges of approximately $55 million to $60 million. The remaining $9 million in restructuring charges were primarily comprised of employee termination costs as a result of plans to continue the alignment of the Company’s global workforce with existing and anticipated business requirements around the world. The Company expects these restructuring activities to be completed by the end of its first quarter of fiscal year 2009.

The accrued restructuring balance of $38 million at March 28, 2008, is included in Accrued expenses on the accompanying Condensed Consolidated Balance Sheet. The following table summarizes the Company’s restructuring activities for the nine months ended March 28, 2008:

	Severance and Benefits	Grant Repayment	Impaired Equipment	Total
	(in millions)
Accrual balances, June 29, 2007	$9	$—	$—	$9
Restructuring charges	23	18	3	44
Cash payments	(12)	—	—	(12)
Non-cash charges and adjustments	—	—	(3)	(3)

Accrual balances, March 28, 2008	$20	$18	$—	$38

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Restructuring and Exit Costs (continued)

Exit Liabilities Recognized in Connection with Business Combinations

Under Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs relating to employee severance, planned exit of leased or owned excess facilities and the cancellation or settlement of contractual obligations that will not provide any future economic benefit. At June 29, 2007, the Company’s accrued liability for such exit costs was $33 million, comprised primarily of remaining excess facilities obligations. During the nine months ended March 28, 2008, the Company paid $12 million of the accrued exit costs and had adjustments decreasing the liability by $1 million. The Company expects the remaining costs associated with the exit of certain facilities to continue to the end of fiscal year 2012. The accrued exit costs balance is $20 million at March 28, 2008, of which $4 million is included in Accrued expenses and $16 million is included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Acquisitions

In December 2007, the Company completed its acquisition of MetaLINCS, Inc. (“MetaLINCS”) in an all cash transaction valued at approximately $74 million. MetaLINCS provides enterprise level E-Discovery software that helps companies respond to litigation and regulatory issues which requires them to search large volumes of electronic data for relevant information. The purpose of the acquisition was to expand on the Company’s software and services offerings. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$(1)
Identifiable intangible assets	12
In-process research and development	4
Goodwill	59

Total purchase price	$74

Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The fair value of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets include existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of MetaLINCS’ in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately $59 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. For the three or nine months ended March 28, 2008, the effects of the MetaLINCS acquisition were not material to the Company’s Condensed Consolidated Financial Statements either individually or in aggregate, and as such, pro forma financial information has not been presented.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Other Intangible Assets

Goodwill

At March 28, 2008, the Company’s goodwill totaled approximately $2.4 billion, of which approximately $2.2 billion relates to the Maxtor acquisition. During the nine months ended March 28, 2008 goodwill increased by approximately $66 million, primarily due to goodwill acquired in the MetaLINCS acquisition (see Note 5) and the cumulative effect of the adoption of FIN 48 (see Note 3, Unrecognized Tax Benefits).

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The net carrying value of intangible assets at March 28, 2008 and June 29, 2007 was $132 million and $188 million, respectively. Accumulated amortization of intangibles was $252 million and $185 million at March 28, 2008 and June 29, 2007, respectively. The carrying value of intangible assets at March 28, 2008 is set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
	(in millions)	(in millions)	(in millions)	(in years)
Existing technology	$181	$(149)	$32	2.6
Customer relationships	156	(79)	77	2.0
Trade names	37	(16)	21	2.2
Patents and licenses	9	(8)	1	7.1
Other	1	—	1	1.9

Total acquired identifiable intangible assets	$384	$(252)	$132	2.2

In the nine months ended March 28, 2008 and March 30, 2007, amortization expense for other intangible assets was $74 million and $129 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations. During the nine months ended March 28, 2008, the Company recorded a write-off of in-process research and development related to the acquisition of MetaLINCS in the amount of $4 million, which is included in Product development in the Condensed Consolidated Statement of Operations.

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

Seagate Technology 2004 Stock Compensation Plan — As of March 28, 2008, there were approximately 29.7 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

At the Company’s 2007 Annual General Meeting on October 25, 2007, the Company’s shareholders approved the issuance of 925,000 performance shares to senior officers of the Company. Subject to continued employment, these performance shares will vest based upon the achievement of certain earnings per share performance objectives as defined in the performance bonus agreements. The requisite service periods for these awards do not commence until fiscal year 2009. As such, no compensation expense was recognized during the three and nine months ended March 28, 2008.

Stock Purchase Plan — On January 31, 2008, the Company issued approximately 1.9 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $17.23. On July 31, 2007, the Company issued approximately 1.6 million common shares under its ESPP, with a weighted-average purchase price of $19.98. As of March 28, 2008, there were approximately 8.9 million common shares available for issuance under the ESPP.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

The fair value of the Company’s stock options granted to employees for the three and nine months ended March 28, 2008 and March 30, 2007, was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Option Plan Shares
Expected term (in years)	4.0	4.0	4.0	4.0
Volatility	35%	38%	35 – 36%	38 – 39%
Expected dividend rate	2.0 – 2.5%	1.5 – 1.6%	1.5 – 2.5%	1.4 – 1.9%
Risk-free interest rate	2.3%	4.5%	2.3 – 4.2%	4.4 – 4.7%
Estimated annual forfeitures	4.5%	4.5%	4.5%	4.5%
Weighted-average fair value	$7.52	$8.43	$7.54	$7.44
ESPP Plan Shares
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	36%	33%	31 – 36%	33 – 34%
Expected dividend rate	2.3%	1.5%	1.7 – 2.3%	1.4 – 1.5%
Risk-free interest rate	2.0%	5.2%	2.0 – 5.0%	5.0 – 5.2%
Weighted-average fair value	$4.93	$6.29	$4.67	$5.80

Stock Compensation Expense

Stock Compensation Expense — The Company recorded $28 million and $86 million of stock-based compensation during the three and nine months ended March 28, 2008, respectively. Of the $86 million recorded in the nine months ended March 28, 2008, $12 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company recorded approximately $32 million and $101 million of stock-based compensation during the three and nine months ended March 30, 2007, respectively. Of the $101 million recorded in the nine months ended March 30, 2007, $24 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Excess Tax Benefits from Stock Options — In accordance with guidance in SFAS No. 123 (Revised 2004), Share-Based Payment, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded approximately $2 million of excess tax benefits as a financing cash inflow during the nine months ended March 28, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Guarantees

Indemnifications of Officers and Directors

The Company has entered into indemnification agreements with the members of its board of directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors are sued as a result of their service as members of the Company’s board of directors.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended March 28, 2008 and March 30, 2007 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Balance, beginning of period	$457	$457	$430	$445
Warranties issued	64	50	190	164
Repairs and replacements	(60)	(91)	(197)	(235)
Changes in liability for pre - existing warranties, including expirations and customer compensatory claims	1	21	39	63

Balance, end of period	$462	$437	$462	$437

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Issuance of Common Shares

During the nine months ended March 28, 2008, the Company issued approximately 10 million of its common shares from the exercise of stock options and approximately 4 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

During the three months ended March 28, 2008, the Company repurchased approximately 36 million of its common shares through open market repurchases at an average price of $21.79 for a total of approximately $784 million. The Company repurchased approximately $474 million under the $2.5 billion August 2006 stock repurchase plan and approximately $310 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of the Company’s outstanding common shares over 24 months.

During the nine months ended March 28, 2008, the Company repurchased approximately 55 million of its common shares through open market repurchases at an average price of $23.12 for a total of approximately $1.3 billion. The Company repurchased approximately $974 million under the $2.5 billion August 2006 stock repurchase plan and approximately $310 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of the Company’s outstanding common shares over 24 months. As of March 28, 2008, the Company had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.2 billion remaining under the February 2008 stock repurchase plan.

During April 2008, the Company, under a Rule 10b5-1 qualified stock repurchase plan, repurchased approximately 9.1 million of its common shares through open market repurchases at an average price of $21.36 for a total of approximately $195 million, leaving approximately $2.0 billion remaining under the February 2008 stock repurchase plan.

10. Litigation

See Part II, Item 1, “Legal Proceedings.”

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (SFAS No. 161). The standard is intended to enhance the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of the pending adoption of SFAS No. 161 on its results of operations and financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company is currently evaluating the impact of the pending adoption of SFAS No. 157 on its results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Senior Notes due May 2009 (“8% Notes”) were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at March 28, 2008 and June 29, 2007, the Condensed Consolidating Statements of Operations for the three and nine months ended March 28, 2008 and March 30, 2007, and the Condensed Consolidating Statements of Cash Flows for the nine months ended March 28, 2008 and March 30, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$34	$—	$1,109	$—	$1,143
Short-term investments	—	—	140	—	140
Accounts receivable, net	—	—	1,355	(4)	1,351
Intercompany receivable	—	—	23	(23)	—
Inventories	—	—	1,073	—	1,073
Other current assets	—	—	900	—	900

Total Current Assets	34	—	4,600	(27)	4,607
Property, equipment and leasehold improvements, net	—	—	2,357	—	2,357
Goodwill	—	—	2,366	—	2,366
Other intangible assets, net	—	—	132	—	132
Equity investment in HDD	7,597	—	—	(7,597)	—
Equity investments in Non-Guarantors	—	6,156	284	(6,440)	—
Intercompany note receivable	—	2,968	628	(3,596)	—
Other assets, net	—	14	937	—	951

Total Assets	$7,631	$9,138	$11,304	$(17,660)	$10,413

Accounts payable	$—	$—	$1,919	$(4)	$1,915
Intercompany payable	—	—	23	(23)	—
Accrued employee compensation	—	—	380	—	380
Accrued expenses	—	44	759	—	803
Accrued income taxes	—	—	11	—	11
Current portion of long-term debt	—	—	345	—	345

Total Current Liabilities	—	44	3,437	(27)	3,454
Other non-current liabilities	—	—	399	—	399
Intercompany note payable	2,968	—	628	(3,596)	—
Long-term accrued income taxes	—	—	212	—	212
Long-term debt, less current portion	—	1,497	188	—	1,685
Liability for deficit of Maxtor	—	—	593	(593)	—

Total Liabilities	2,968	1,541	5,457	(4,216)	5,750

Shareholders’ Equity	4,663	7,597	5,847	(13,444)	4,663

Total Liabilities and Shareholders’ Equity	$7,631	$9,138	$11,304	$(17,660)	$10,413

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,104	$—	$3,104
Cost of revenue	—	—	2,288	—	2,288
Product development	—	—	254	—	254
Marketing and administrative		—	164	—	164
Amortization of intangibles	—	—	15	—	15
Restructuring and other, net	—	—	20	—	20

Total operating expenses	—	—	2,741	—	2,741

Income from operations	—	—	363	—	363
Interest income	—	—	24	(8)	16
Interest expense	—	(22)	(16)	8	(30)
Equity in income of HDD	344	—	—	(344)	—
Equity in income (loss) of Non-Guarantors	—	366	(8)	(358)	—

Other income (expense), net	344	344	—	(702)	(14)

Income before income taxes	344	344	363	(702)	349
Provision for income taxes	—	—	5	—	5

Net income	$344	$344	$358	$(702)	$344

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,809	$—	$9,809
Cost of revenue	—	—	7,295	—	7,295
Product development	—	—	758	—	758
Marketing and administrative	1	—	483	—	484
Amortization of intangibles	—	—	41	—	41
Restructuring and other, net	—	—	52	—	52

Total operating expenses	1	—	8,629	—	8,630

(Loss) income from operations	(1)	—	1,180	—	1,179
Interest income	—	—	79	(28)	51
Interest expense	—	(69)	(55)	28	(96)
Equity in income of HDD	1,103	—	—	(1,103)	—
Equity in income (loss) of Non-Guarantors	—	1,172	(55)	(1,117)	—
Other, net	—	—	13	—	13

Other income (expense), net	1,103	1,103	(18)	(2,220)	(32)

Income before income taxes	1,102	1,103	1,162	(2,220)	1,147
Provision for income taxes	—	—	45	—	45

Net income	$1,102	$1,103	$1,117	$(2,220)	$1,102

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income	$1,102	$1,103	$1,117	$(2,220)	$1,102
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	631	—	631
Stock-based compensation	—	—	86	—	86
Equity in (income) of HDD	(1,103)	—	—	1,103	—
Equity in (income) loss of Non-Guarantors	—	(1,172)	55	1,117	—
Other non-cash operating activities, net	—	4	3	—	7
Changes in operating assets and liabilities, net	(5)	17	305	—	317

Net cash (used in) provided by operating activities	(6)	(48)	2,197	—	2,143
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(637)	—	(637)
Purchase of short-term investments	—	—	(439)	—	(439)
Maturities and sales of short-term investments	—	—	425	—	425
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	44	—	44

Net cash used in investing activities	—	—	(685)	—	(685)
FINANCING ACTIVITIES
Loan from HDD to Parent	1,307	(1,307)	—	—	—
Repayment of debt	—	—	(34)	—	(34)
Investment by HDD in Non-Guarantor	—	(5)	5	—	—
Distribution from Non-Guarantor to HDD	—	1,360	(1,360)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	172	—	—	—	172
Dividends to shareholders	(159)	—	—	—	(159)
Repurchase of common shares	(1,284)	—	—	—	(1,284)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	36	48	(1,387)	—	(1,303)

Increase in cash and cash equivalents	30	—	125	—	155
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$34	$—	$1,109	$—	$1,143

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,882	$(54)	$2,828
Cost of revenue	—	—	2,279	(54)	2,225
Product development	—	—	214	—	214
Marketing and administrative	—	—	126	—	126
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	3	—	3

Total operating expenses	—	—	2,635	(54)	2,581

Income from operations	—	—	247	—	247
Interest income	—	2	22	(9)	15
Interest expense	—	(25)	(17)	9	(33)
Equity in income of HDD	212	—	—	(212)	—
Equity in income of Non-Guarantors	—	235	26	(261)	—
Other, net	—	—	1	—	1

Other income (expense), net	212	212	32	(473)	(17)

Income before income taxes	212	212	279	(473)	230
Provision for income taxes	—	—	18	—	18

Net income	$212	$212	$261	$(473)	$212

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,534	$(918)	$8,616
Cost of revenue	—	—	7,943	(918)	7,025
Product development	—	—	683	—	683
Marketing and administrative	2	—	444	—	446
Amortization of intangibles	—	—	36	—	36

Total operating expenses	2	—	9,106	(918)	8,190

(Loss) income from operations	(2)	—	428	—	426
Interest income	1	20	81	(43)	59
Interest expense	(2)	(97)	(51)	43	(107)
Equity in income of HDD	374	—	—	(374)	—
Equity in income (loss) of Non-Guarantors	—	451	(516)	65	—
Other, net	—	—	11	—	11

Other income (expense), net	373	374	(475)	(309)	(37)

Income (loss) before income taxes	371	374	(47)	(309)	389
Provision for income taxes	—	—	18	—	18

Net income (loss)	$371	$374	$(65)	$(309)	$371

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$371	$374	$(65)	$(309)	$371
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	650	—	650
Stock-based compensation	—	—	101	—	101
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption of 8% Senior Notes due 2009	—	19	—	—	19
In-process research and development	—	—	4	—	4
Equity in income of HDD	(374)	—	—	374	—
Equity in (income) loss of Non-Guarantors	—	(451)	516	(65)	—
Other non-cash operating activities, net	—	1	15	—	16
Changes in operating assets and liabilities, net	(24)	39	(648)	—	(633)

Net cash (used in) provided by operating activities	(27)	(18)	615	—	570
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(688)	—	(688)
Proceeds from sales of fixed assets	—	—	29	—	29
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	766	—	851
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	—	(44)	—	(44)

Net cash used in investing activities	—	—	(352)	—	(352)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Repayment of debt	—	—	(5)	—	(5)
Redemption of 8% Senior Notes due 2009	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	(16)	—	—	(16)
Loan from HDD to Parent	1,310	(1,310)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	329	(329)	—	—
Loan repayment to Non-Guarantor from HDD	—	(839)	839	—	—
Distribution from Non-Guarantor to HDD	—	859	(859)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	207	—	—	—	207
Dividends to shareholders	(158)	—	—	—	(158)
Repurchases of common shares and payments made under prepaid forward agreements	(1,324)	—	—	—	(1,324)

Net cash provided by (used in) financing activities	35	100	(354)	—	(219)

Increase (decrease) in cash and cash equivalents	8	82	(91)	—	(1)
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$8	$83	$818	$—	$909

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at March 28, 2008 and June 29, 2007, the Condensed Consolidating Statements of Operations for the three and nine months ended March 28, 2008 and March 30, 2007, and the Condensed Consolidating Statements of Cash Flows for the nine months ended March 28, 2008 and March 30, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes. Certain intercompany balances have been reclassified to conform to the current presentation.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$34	$1	$1,108	$—	$1,143
Short-term investments	—	—	140	—	140
Accounts receivable, net	—	—	1,355	(4)	1,351
Intercompany receivable	—	—	23	(23)	—
Inventories	—		1,073	—	1,073
Other current assets	—	120	780	—	900

Total Current Assets	34	121	4,479	(27)	4,607
Property, equipment and leasehold improvements, net	—	5	2,352	—	2,357
Goodwill	—	—	2,366	—	2,366
Other intangible assets, net	—	—	132	—	132
Equity investments in Non-Guarantors	7,597	284	6,156	(14,037)	—
Intercompany note receivable	—	—	3,596	(3,596)	—
Other assets, net	—	378	573	—	951

Total Assets	$7,631	$788	$19,654	$(17,660)	$10,413

Accounts payable	$—	$4	$1,915	$(4)	$1,915
Intercompany payable	—	23	—	(23)	—
Accrued employee compensation	—	—	380	—	380
Accrued expenses	—	22	781	—	803
Accrued income taxes	—	6	5	—	11
Current portion of long-term debt	—	330	15	—	345

Total Current Liabilities		385	3,096	(27)	3,454
Other non-current liabilities	—	64	335	—	399
Intercompany note payable	2,968	628	—	(3,596)	—
Long-term accrued income taxes	—	132	80	—	212
Long-term debt, less current portion	—	172	1,513	—	1,685
Liability for deficit of Maxtor	—	—	593	(593)	—

Total Liabilities	2,968	1,381	5,617	(4,216)	5,750

Shareholders’ Equity (Deficit)	4,663	(593)	14,037	(13,444)	4,663

Total Liabilities and Shareholders’ Equity	$7,631	$788	$19,654	$(17,660)	$10,413

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$1	$3,103	$—	$3,104
Cost of revenue	—	2	2,286	—	2,288
Product development	—	2	252	—	254
Marketing and administrative	—	1	163	—	164
Amortization of intangibles	—	—	15	—	15
Restructuring and other, net	—	—	20	—	20

Total operating expenses	—	5	2,736	—	2,741

Income (loss) from operations	—	(4)	367	—	363
Interest income	—	—	24	(8)	16
Interest expense	—	(15)	(23)	8	(30)
Equity in loss of Maxtor	—	—	(12)	12	—
Equity in income of Non-Guarantors	344	4	366	(714)	—
Other, net	—	4	(4)	—	—

Other income (expense), net	344	(7)	351	(702)	(14)

Income (loss) before income taxes	344	(11)	718	(702)	349
Provision for income taxes	—	1	4	—	5

Net income (loss)	$344	$(12)	$714	$(702)	$344

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$9	$9,800	$—	$9,809
Cost of revenue	—	12	7,283	—	7,295
Product development	—	7	751	—	758
Marketing and administrative	1	7	476	—	484
Amortization of intangibles	—	—	41	—	41
Restructuring and other, net	—	—	52	—	52

Total operating expenses	1	26	8,603	—	8,630

(Loss) income from operations	(1)	(17)	1,197	—	1,179
Interest income	—	—	79	(28)	51
Interest expense	—	(49)	(75)	28	(96)
Equity in loss of Maxtor	—	—	(58)	58	—
Equity in income of Non-Guarantors	1,103	3	1,172	(2,278)	—
Other, net	—	6	7	—	13

Other income (expense), net	1,103	(40)	1,125	(2,220)	(32)

Income (loss) before income taxes	1,102	(57)	2,322	(2,220)	1,147
Provision for income taxes	—	1	44	—	45

Net income (loss)	$1,102	$(58)	$2,278	$(2,220)	$1,102

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$1,102	$(58)	$2,278	$(2,220)	$1,102
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	628	—	631
Stock-based compensation	—	11	75	—	86
Equity in loss of Maxtor	—	—	58	(58)	—
Equity in (income) loss of Non-Guarantors	(1,103)	(3)	(1,172)	2,278	—
Other non-cash operating activities, net	—	7	—	—	7
Changes in operating assets and liabilities, net	(5)	(61)	383	—	317

Net cash (used in) provided by operating activities	(6)	(101)	2,250	—	2,143
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(637)	—	(637)
Purchase of short-term investments	—	—	(439)	—	(439)
Maturities and sales of short-term investments	—	—	425	—	425
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	7	37	—	44

Net cash used in investing activities	—	7	(692)	—	(685)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	1,307	—	(1,307)	—	—
Repayment of debt	—	(5)	(29)	—	(34)
Loan from Non-Guarantor to Maxtor	—	87	(87)	—	—
Distribution from Non-Guarantor to HDD	—	—	(1,360)	1,360	—
Distribution to HDD from Non-Guarantor	—	—	1,360	(1,360)	—
Distribution from Non-Guarantor to Maxtor	—	10	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	172	—	—	—	172
Dividends to shareholders	(159)	—	—	—	(159)
Repurchases of common shares	(1,284)	—	—	—	(1,284)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	36	92	(1,431)	—	(1,303)

Increase (decrease) in cash and cash equivalents	30	(2)	127	—	155
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$34	$1	$1,108	$—	$1,143

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$82	$2,800	$(54)	$2,828
Cost of revenue	—	75	2,204	(54)	2,225
Product development	—	3	211	—	214
Marketing and administrative	—	6	120	—	126
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	3	—	3

Total operating expenses	—	84	2,551	(54)	2,581

(Loss) income from operations	—	(2)	249	—	247
Interest income	—	—	25	(10)	15
Interest expense	—	(16)	(27)	10	(33)
Equity in income of Maxtor	—	—	4	(4)	—
Equity in income (loss) of Non-Guarantors	212	22	234	(468)	—
Other, net	—	—	1	—	1

Other income (expense), net	212	6	237	(472)	(17)

Income before income taxes	212	4	486	(472)	230
Provision for income taxes	—	—	18	—	18

Net income	$212	$4	$468	$(472)	$212

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$343	$9,191	$(918)	$8,616
Cost of revenue	—	426	7,517	(918)	7,025
Product development	—	10	673	—	683
Marketing and administrative	2	29	415	—	446
Amortization of intangibles	—	7	29	—	36

Total operating expenses	2	472	8,634	(918)	8,190

(Loss) income from operations	(2)	(129)	557	—	426
Interest income	1	1	99	(42)	59
Interest expense	(2)	(48)	(99)	42	(107)
Equity in loss of Maxtor	—	—	(346)	346	—
Equity in income (loss) of Non-Guarantors	374	(170)	452	(656)	—
Other, net	—	—	11	—	11

Other income (expense), net	373	(217)	117	(310)	(37)

Income (loss) before income taxes	371	(346)	674	(310)	389
Provision for income taxes	—	—	18	—	18

Net income (loss)	$371	$(346)	$656	$(310)	$371

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 30, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$371	$(346)	$656	$(310)	$371
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	63	587	—	650
Stock-based compensation	—	22	79	—	101
Allowance for doubtful accounts receivable	—	—	42	—	42
Redemption of 8% Senior Notes due 2009	—	—	19	—	19
In-process research and development	—	—	4	—	4
Equity in loss of Maxtor	—	—	346	(346)	—
Equity in (income) loss of Non-Guarantors	(374)	170	(452)	656	—
Other non-cash operating activities, net	—	4	12	—	16
Changes in operating assets and liabilities, net	(24)	(92)	(517)	—	(633)

Net cash (used in) provided by operating activities	(27)	(179)	776	—	570
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	(3)	(685)	—	(688)
Proceeds from sales of fixed assets	—	—	29	—	29
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	851	—	851
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	1	(45)	—	(44)

Net cash used in investing activities	—	(2)	(350)	—	(352)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	1,477	—	1,477
Repayment of long-term debt	—	(5)	—	—	(5)
Redemption of 8% Senior Notes due 2009	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	—	(16)	—	(16)
Loan from HDD to Parent	1,310	—	(1,310)	—	—
Loan from Non-Guarantor to Maxtor	—	484	(484)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(859)	859	—
Distribution to HDD from Non-Guarantor	—	—	859	(859)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	207	—	—	—	207
Dividends to shareholders	(158)	—	—	—	(158)
Repurchases of common shares and payments made under prepaid forward agreements	(1,324)	—	—	—	(1,324)

Net cash provided by (used in) financing activities	35	155	(409)	—	(219)

Increase (decrease) in cash and cash equivalents	8	(26)	17	—	(1)
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$8	$3	$898	$—	$909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended March 28, 2008. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries.

You should read this discussion in conjunction with the financial information and related notes included elsewhere in this quarterly report. Except as noted, reference to any fiscal year means the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending June 27, 2008 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, such risks and uncertainties include the impact of the variable demand and the aggressive pricing environment for disc drives, particularly in view of current domestic and global economic uncertainty; dependence on our ability to successfully qualify, manufacture and sell our disc drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disc drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disc drive products; market conditions and alternative cash imperatives which could impact our ability to repurchase stock; and the factors listed in the “Risk Factors” section of Item 1A of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the leader in the design, manufacture and marketing of rigid disc drives. Rigid disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering information over corporate networks and the Internet. We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. In addition to manufacturing and selling disc drives and branded storage products under the Seagate and Maxtor brands, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

We sell our disc drives primarily to major original equipment manufacturers (OEMs), and we also market to distributors under our globally recognized brand names. For the fiscal quarters ended March 28, 2008, December 28, 2007 and March 30, 2007, approximately 65%, 67% and 63%, respectively, of our disc drive revenue was from sales to OEMs, including customers such as Hewlett-Packard, Dell, EMC, IBM and Sony. We have longstanding relationships with many of our OEM customers. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 28%, 26% and 30% of our disc drive revenue in the fiscal quarters ended March 28, 2008, December 28, 2007 and March 30, 2007, respectively. Retail sales were 7% of our disc drive revenue in each of the fiscal quarters ended March 28, 2008, December 28, 2007 and March 30, 2007. For the fiscal quarters ended March 28, 2008, December 28, 2007 and March 30, 2007, approximately 31%, 29% and 28%, respectively, of our disc drive revenue came from customers located in North America, approximately 28%, 28% and 29%, respectively, came from customers located in Europe, and approximately 41%, 43% and 43%, respectively, came from customers located in the Far East. Substantially all of our revenue is denominated in U.S. dollars.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Disc Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency, and because of the increasing amounts of capital and research and development expenditures required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component suppliers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. Our acquisition of Maxtor, TDK’s acquisitions of Alps and Magnecomp, and Western Digital’s acquisition of Komag are examples of such industry consolidation. Additionally, we may in the future face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other information storage products. We believe consolidation is likely to continue in the disc drive industry through combinations or strategic alignment of disc drive manufacturers, component manufacturers, or both, as the technological challenges and the associated levels of required investment grow, increasing the competitive necessity of larger-scale operations.

Price Erosion

Our industry has been characterized by continuous price erosion for disc drive products with comparable capacity, performance and feature sets (i.e., “like-for-like products”). Price erosion for like-for-like products (“price erosion”) is more pronounced during periods of:

•	industry consolidation, in which competitors aggressively use discounted prices to gain market share;

•	few new product introductions, when multiple competitors have comparable or alternative product offerings;

•	temporary imbalances between industry supply and demand; and

•	seasonally weaker demand, which may cause excess supply.

Disc drive manufacturers typically attempt to offset price erosion with an improved mix of disc drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

Price erosion was more pronounced in the March 2008 quarter compared to the December 2007 quarter, although at the low end of historical ranges, primarily as a result of seasonally slower demand. We expect price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce prices as well as introduce new product offerings that utilize advanced technologies ahead of our competitors in order to take advantage of potentially higher initial profit margins and reduced cost structure on these new products.

Disc Drive Industry Demand Trends

Driven by increased demand for storage of all types of digital content, industry shipments of disc drives grew by approximately 16% in the March 2008 quarter compared to the year-ago quarter. We estimate that in the March 2008 quarter, industry shipments of disc drives for all applications were down approximately 9% from the immediately preceding quarter as a result of seasonally slower demand, as well as what we believe was weakened demand in the final two weeks of the March 2008 quarter, particularly in the United States distribution channel for 3.5-inch ATA products.

•

Disc Drives for Enterprise Storage. We estimate that in the March 2008 quarter, industry shipments of disc drives for the enterprise market decreased approximately 2% from the immediately preceding quarter and grew approximately 15% from the year-ago quarter. The market for mission critical enterprise disc drives continues to grow as server virtualization has increased demand for 3.5-inch high-speed, high-capacity products in server-attached storage applications. Additionally, we believe the market for small form factor mission critical enterprise drives continued to grow as enterprises are consolidating data centers, in an effort to increase speed and reliability within a smaller space, reduce network complexity and increase energy savings.

We believe that the recent strong growth in the market for high-capacity, enterprise-class serial advanced technology architecture (SATA) products continued during the March 2008 quarter. We believe that this growth is driven by digital content aggregators and distributors for use in business critical storage systems and data centers, as well as the continued adoption of disc drive based backup solutions at the expense of tape solutions. We continue to believe that this growth in demand for disc drives for use in business critical storage systems has been shifting some demand from disc drives used in traditional mission critical enterprise storage.

Recently, solid state drive (SSD) storage applications that use flash storage technology as an alternative to disc drive storage technology have been introduced as a potential alternative to redundant system startup or boot disc drives.

•

Disc Drives for Mobile Computing. We estimate that in the March 2008 quarter, industry shipments of disc drives for mobile compute applications were down by approximately 3% from the immediately preceding quarter from seasonally slower demand. We estimate that shipments grew approximately 41% from the year-ago quarter as the mobile computing market continues to grow faster than the desktop market as price, performance and capacities continue to improve, and as notebooks increasingly displace desktop computers.

•

Disc Drives for Desktop Computing. We estimate that in the March 2008 quarter, industry shipments of disc drives for desktop compute applications decreased approximately 9% from the immediately preceding quarter due to seasonally slower demand and grew approximately 7% from the year-ago quarter. We believe that growth from the year-ago period is attributable to the demand for products with higher storage capacity. We expect the growth in disc drives for desktop computing to moderate in the future.

•

Disc Drives for Consumer Electronics. Disc drives in the consumer electronics markets are primarily for use in DVRs, gaming consoles and handheld devices. We estimate that in the March 2008 quarter, industry shipments of disc drives in the consumer electronics markets decreased by approximately 23% from the immediately preceding quarter, mainly as a result of seasonality of consumer purchases, particularly for gaming consoles, which typically peaks in the December quarter. Industry shipments grew approximately 6% from the year-ago quarter as increased penetration of DVRs and gaming consoles in the home has increased demand for disc drives used in such applications. Although solid state or flash memory has largely replaced disc drives in handheld applications, we believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow.

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

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending. Consistent with historical industry seasonal patterns, we expect industry demand for the June 2008 quarter across all markets to be down by approximately 5% compared to the March 2008 quarter.

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

Raw Materials

Production of disc drives utilizes precious metals and scarce alloys, which from time to time are sensitive to fluctuations in prices, and the supply of which has at times been constrained. Also, the industry has been experiencing higher commodity prices. In order to mitigate susceptibility to these conditions, companies may be required to maintain an increased inventory of precious metals, scarce alloys and other commodities.

Industry Supply Balance

Finally, to the extent that the disc drive industry builds product based on expectations of demand that do not materialize, the distribution channel may experience an oversupply of products that could lead to increased price erosion. The industry exited the March 2008 quarter with what we believe to be almost six weeks of distribution inventory in the desktop channel calculated based on a four-week average.

Seagate Overview

We are the leader in the disc drive industry with products that address the enterprise, desktop, mobile computing, consumer electronics and branded solutions storage markets. Sales of our 3.5-inch and 2.5-inch disc drives used in our branded storage products are reported as part of our desktop and mobile application revenues, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, enable us to maintain our product leadership, including time-to-market, product performance, quality, cost and manufacturing flexibility. These strengths allow us to respond to customer and market opportunities by introducing new products in core markets and developing additional value streams in new and emerging markets. Our technology ownership, combined with our integrated design and manufacturing approach, has allowed us to effectively leverage our leadership in traditional computing to enter new disc drive markets with only incremental product development and manufacturing costs.

During fiscal year 2007, we completed our integration of Maxtor. Our year-ago quarter and nine-month periods ended March 2007 included Maxtor’s operating losses as we transitioned Maxtor products to Seagate products and recognized significant acquisition and integration related charges. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

Operating Performance

Revenue – Revenue for the March 2008 quarter was approximately $3.1 billion, down 9% from approximately $3.4 billion in the immediately preceding quarter. This decrease from the immediately preceding quarter was primarily driven by a 14% decrease in the number of disc drives shipped. The decrease was the result of seasonally slower demand, which was more pronounced in the United States distribution channel for 3.5-inch ATA products in the final two weeks of the March 2008 quarter, and lower share in the mobile compute and consumer electronics markets. Consistent with seasonal patterns, price erosion during the March 2008 quarter was higher than the December 2007 quarter. These factors were partially offset by a favorable mix of products within each market.

Revenue for the March 2008 quarter was up 10% from approximately $2.8 billion in the year-ago quarter, driven by an 8% unit shipment growth resulting from increased demand for storage of digital content as well as an improved mix of products shipped within each market. The increase in shipments and improved mix were partially offset by price erosion, which was at the low end of historical ranges for a March quarter.

Revenue for the first nine months of fiscal year 2008 was approximately $9.8 billion, up 14% from approximately $8.6 billion in the corresponding year-ago period. Unit shipments grew 16% from increased demand across mobile, enterprise and desktop compute markets and our share in these markets, as well as an improved mix of products shipped within each market. The increase in shipments and improved mix were partially offset by price erosion.

Our overall average sales price per unit (ASP) for our products in the March 2008 quarter was $72, compared to $69 and $71 in the immediately preceding and year-ago quarters, respectively. The increase in ASP was primarily due to an improved mix of products sold.

•

Enterprise – We maintained our leadership position in the enterprise market and increased our market share 3% over the immediately preceding quarter and 10% over the year-ago quarter. We shipped 5.3 million units in the March 2008 quarter, an increase of 1% and 27% from the immediately preceding and year-ago quarters, respectively. Increases in unit shipments compared to the immediately preceding and year-ago quarters was driven by market demand for mission critical enterprise disc drives as server virtualization resulted in increased demand for 3.5-inch high-speed, high-capacity products in server-attached storage applications. Additionally, our sales of small form factor mission critical enterprise drives of 1.8 million units during the March 2008 quarter increased from 1.3 million units during the year-ago quarter.

•

Mobile – We shipped 5.5 million units in the March 2008 quarter, a decrease of 14% from the immediately preceding quarter and an increase of 18% from the year-ago quarter. The decrease in unit shipments from the immediately preceding quarter was primarily driven by a delay in the launch of our newest high-capacity notebook products, which contributed to a decline in our share of the mobile market. The increase in unit shipments from the year-ago quarter was driven by the continuing trend of notebooks increasingly replacing desktop computers and the increased use of our mobile products in branded storage products. The increases in unit shipments were partially offset by a decrease in our share of the mobile market as compared to the year-ago quarter.

•

Desktop – In the March 2008 quarter, we believe we maintained our market leadership position with shipments of 26.7 million units, a decrease of 11% from the immediately preceding quarter and an increase of 12% from the year-ago quarter. The decrease over the immediately preceding quarter was primarily as a result of seasonally slower demand, which was more pronounced in the United States distribution channel for 3.5-inch ATA products in the final two weeks of the March 2008 quarter. The increase from the year-ago quarter was mainly a result of increased demand for our desktop products driven by the continued growth in digital content and the resulting increase in overall demand for desktop storage products, our increased share in the desktop market and the use of our desktop disc drives in our branded storage products. During the March 2008 quarter, we continued to experience a strong shift to higher capacities for our 3.5-inch desktop products. In the global distribution channel, we exited the March 2008 quarter with distribution channel inventory for desktop products at approximately four weeks, calculated based on a four-week average.

•

Consumer Electronics – In the March 2008 quarter, we shipped a total of 5.1 million disc drives, a decrease of 37% and 24% from the immediately preceding and year-ago quarters, respectively. The decrease from the immediately preceding quarter was mainly a result of seasonally lower demand, particularly in gaming applications, which typically peaks in the December quarter. The decrease from the year-ago quarter was primarily due to gaming product introductions during the year-ago quarter. We believe that increased penetration of DVRs and gaming consoles in the home has increased the demand for disc drives used in such applications.

Other factors affecting operating income – Our operating results for the quarter ended March 28, 2008 include $72 million of variable performance-based compensation expense whereas the year-ago quarter include a reversal of $32 million. Our operating results for the nine months ended March 28, 2008 include $218 million of variable performance-based compensation expense compared to none in the corresponding year-ago period. We expect there will be significant additional variable performance-based compensation expense in the June 2008 quarter compared to the corresponding year-ago period.

Seasonality

Historically, we have generally exhibited seasonally lower unit demand during the second half of each fiscal year. Consistent with this pattern, we expect unit demand in the June 2008 quarter to decrease by approximately 5% from the March 2008 quarter. We expect price erosion for the June 2008 quarter to be near the upper end of the historical 4% to 7% range for a June quarter.

Recording Media

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. Our long-term strategy is to externally purchase no more than 15% of total recording media requirements.

Currently, we purchase approximately 70% of our aluminum substrates for recording media production from third parties. We also purchase all of our glass substrates from third parties, which are used to manufacture our disc drives for mobile and small form factor consumer electronics products.

Until recently, substantially all of our purchases of recording media and a significant portion of our aluminum substrates from third-party suppliers have been sourced from Komag, which was recently acquired by Western Digital. As a result of this acquisition, we have transitioned our purchases of recording media and aluminum substrates to another third-party supplier. We are continuing to expand our media production facilities in Singapore and are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia, which will allow us to decrease our purchases of aluminum substrates. We expect these facilities to be operational during the fourth quarter of fiscal year 2008. We have increased our raw materials inventory due to strategic purchases of aluminum substrates and recording media. We believe that there is adequate supply to meet currently identified demand. See Part II, Item 1A. “Risk Factors – Dependence on Supply of Components, Equipment, and Raw Materials.”

Raw Materials

Production of our disc drives utilizes precious metals and scarce alloys, which from time to time are sensitive to fluctuations in prices and at times have been constrained. Also, we have been experiencing higher commodity prices. In order to mitigate susceptibility to these conditions, our inventory of these precious metals, scarce alloys and other commodities has increased. We believe we have adequate supply plans in place to support our expected product requirements.

Capital Investments

For fiscal year 2008, we expect approximately $900 million in capital investment will be required to continue to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand while we continue to improve our utilization of capital equipment.

Results of Operations

During fiscal year 2007, we completed our integration of Maxtor. Our year-ago quarter and nine-month periods ended March 2007 included Maxtor’s operating losses as we transitioned Maxtor products to Seagate products and recognized significant acquisition and integration related charges.

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)		(in millions)
Revenue	$3,104	$2,828	$9,809	$8,616
Cost of revenue	2,288	2,225	7,295	7,025

Gross margin	816	603	2,514	1,591

Product development	254	214	758	683
Marketing and administrative	164	126	484	446
Amortization of intangibles	15	13	41	36
Restructuring and other, net	20	3	52	—

Income from operations	363	247	1,179	426
Other income (expense), net	(14)	(17)	(32)	(37)

Income before income taxes	349	230	1,147	389
Provision for income taxes	5	18	45	18

Net income	$344	$212	$1,102	$371

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	74	79	74	82

Gross margin	26	21	26	18

Product development	8	8	8	8
Marketing and administrative	5	4	5	5
Amortization of intangibles	—	—	—	—
Restructuring and other, net	1	—	1	—

Income from operations	12	9	12	5
Other income (expense), net	(1)	(1)	—	(1)

Income before income taxes	11	8	12	4
Provision for income taxes	—	1	1	—

Net income	11%	7%	11%	4%

Revenue – Revenue for the March 2008 quarter was approximately $3.1 billion, down 9% from approximately $3.4 billion in the immediately preceding quarter. This decrease from the immediately preceding quarter was primarily driven by a 14% decrease in the number of disc drives shipped. The decrease was the result of seasonally slower demand, which was more pronounced in the United Stated distribution channel for 3.5-inch ATA products in the final two weeks of the March 2008 quarter, and lower share in the mobile compute and consumer electronics markets. Consistent with seasonal patterns price erosion during the March 2008 quarter was higher than the December 2007 quarter. These factors were partially offset by a favorable mix of products within each market.

Revenue for the March 2008 quarter was up 10% from approximately $2.8 billion in the year-ago quarter driven by an 8% unit shipment growth from increased demand for storage of digital content as well as an improved mix of products shipped within each market. The increase in shipments and improved mix were partially offset by price erosion, which was at the low end of historical ranges for a March quarter.

Revenue for the first nine months of fiscal year 2008 was approximately $9.8 billion, up 14% from approximately $8.6 billion in the corresponding year-ago period. Unit shipments grew 16% from increased demand across mobile, enterprise and desktop compute markets and our share in these markets, as well as an improved mix of products shipped within each market. The increase in shipments and improved mix were partially offset by price erosion.

Unit shipments for our products in the quarter ended March 28, 2008 were as follows:

•	Enterprise – 5.3 million, unchanged from the immediately preceding quarter and up from 4.2 million units in the year-ago quarter.

•	Mobile – 5.5 million, down from 6.4 million in the immediately preceding quarter and up from 4.7 million units in the year-ago quarter.

•	Desktop – 26.7 million, down from 29.9 million in the immediately preceding quarter and up from 23.9 million units in the year-ago quarter.

•	Consumer Electronics – 5.1 million, down from 8.1 million and 6.7 million in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra-revenue, as a percentage of our gross disc drive revenue, was approximately 9% for the March 2008 quarter as compared to 8% in each of the immediately preceding and year-ago quarters. The increase in sales programs as a percentage of gross disc drive revenue from the immediately preceding quarter was primarily the result of a less favorable pricing environment and a lower mix of OEM sales, which generally require lower program support than distribution and retail sales. The increase in sales programs as a percentage of gross disc drive revenue from the year-ago quarter was primarily due to higher distributor incentives and reserves for price protection.

Cost of Revenue. Cost of revenue for the March 2008 quarter was approximately $2.3 billion, which was substantially flat from the immediately preceding quarter. Gross margin as a percentage of revenue for the March 2008 quarter was 26%, which was unchanged from the immediately preceding quarter.

Cost of revenue for the March 2008 quarter was approximately $2.3 billion. Gross margin as a percentage of revenue increased from 21% in the year-ago quarter to 26% in the March 2008 quarter. This was due primarily to a transition to new lower cost products, higher ASP and more efficient utilization of our manufacturing capacity. These positive impacts on gross margin were partially offset by a $51 million increase in variable performance-based compensation compared to the year ago quarter and additional costs related to the introduction of new products.

Cost of revenue for the first nine months of fiscal year 2008 of $7.3 billion was up 4% from approximately $7.0 billion in the corresponding year-ago period. Gross margin as a percentage of revenue increased to 26% for the first nine months of fiscal year 2008 as compared to 18% in the corresponding year-ago period. This was due primarily to more efficient utilization of our manufacturing capacity as a result of increased demand and the completed integration of Maxtor, transitions to lower cost products, and the elimination of lower margin Maxtor designed products. These positive impacts on gross margin were partially offset by variable performance-based compensation of $106 million compared to none and a 3% lower ASP, both as compared to the corresponding year-ago period.

Product Development Expense. Product development expense for the March 2008 quarter decreased by $9 million, or 3%, when compared with the immediately preceding quarter. The decrease in product development expense from the immediately preceding quarter was primarily due to an acceleration of product development expenditures in the December 2007 quarter to complete the development of new high capacity desktop and notebook drives.

Product development expense for the March 2008 quarter increased by $40 million, or 19%, when compared with the year-ago quarter, primarily due to an increase of $31 million in variable performance-based compensation.

Product development expense for the first nine months of fiscal year 2008 increased by $75 million, or 11%, when compared with the corresponding year-ago period. The increase in product development expense was primarily due to $68 million in variable performance-based compensation in the first nine months of fiscal year 2008 compared to none in the corresponding year-ago period and $36 million in research and development associated with developing alternative technologies and storage services, partially offset by a decrease of $27 million in costs associated with the Maxtor acquisition.

Marketing and Administrative Expense. Marketing and administrative expense for the March 2008 quarter was essentially flat when compared with the immediately preceding quarter.

Marketing and administrative expense for the March 2008 quarter increased by $39 million, or 31%, when compared with the year-ago quarter. The increase from the year-ago quarter was primarily due to increases of $21 million in variable performance-based compensation and $9 million in legal expense resulting from the progression of on-going litigation.

Marketing and administrative expense for the first nine months of fiscal year 2008 increased by $38 million when compared with the corresponding year-ago period. This increase resulted from $44 million in variable performance-based compensation in the first nine months of fiscal year 2008 compared to none in the corresponding year-ago period, $36 million in additional payroll expense resulting primarily from increased headcount and $21 million in incremental legal expenses related to on-going litigation. These increases were partially offset by additional expenses in the corresponding year-ago period of $40 million for the provision of doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its affiliates and $34 million for costs associated with the Maxtor acquisition.

Amortization of Intangibles. Amortization of intangibles was flat when compared to the immediately preceding and year-ago quarters and increased from the nine-month year-ago period as a result of intangibles acquired in the EVault acquisition.

Restructuring and Other. In the quarter ended March 28, 2008, we recorded restructuring costs and other asset write-downs of approximately $20 million. Of this amount, restructuring costs of $12 million were primarily related to the planned closure of our Limavady, Northern Ireland operations as part of our ongoing focus on cost efficiencies in all areas of our business. During the nine-month period ended March 28, 2008, we recorded restructuring costs and other asset write-downs of approximately $52 million. The restructuring costs of $44 million included $35 million related to the closure of our Limavady facility. We currently expect to complete this closure by the second quarter of fiscal year 2009, with additional restructuring charges of approximately $20 million to $25 million to be recorded over the next three quarters, aggregating to approximately $55 million to $60 million.

Net Other Income (Expense). Net other expense was $14 million for the March 2008 quarter, compared to net other income of $3 million in the immediately preceding quarter. The change was primarily due to an $11 million reduction in gains from asset sales and we recognized a loss of $8 million related to deferred compensation plan assets compared to a gain of $3 million in the immediately preceding quarter. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of sales and operating expenses.

Net other expense was $14 million for the March 2008 quarter, compared to $17 million in the year-ago quarter. The change was primarily due to recognition of a loss of $8 million related to deferred compensation plan assets compared to a gain of $2 million in the year-ago quarter, substantially offset by gains from asset sales and lower interest expense. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of sales and operating expenses.

Net other expense was $32 million for the nine-month period ended March 28, 2008, compared to $37 million in the year-ago quarter. The change was primarily due to approximately $20 million in gains from asset sales, a decrease in interest expense of $11 million, partially offset by a decrease in interest income of $8 million and the recognition of a loss of $9 million related to deferred compensation plan assets compared to a gain of $10 million in the corresponding year-ago period. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of sales and operating expenses.

Income Taxes. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holiday or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

Our provision for income taxes recorded for the three and nine months ended March 28, 2008 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions. Our benefit for income taxes recorded for the three and nine months ended March 30, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) an increase in our valuation allowance for U.S. deferred tax assets, and (iii) foreign tax benefits recorded during the period relating to reductions in previously accrued taxes and reductions in valuation allowances for certain foreign deferred tax assets.

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

As of March 28, 2008, we recorded net deferred tax assets of $884 million. The realization of $798 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate our estimates of future taxable income.

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

Effective at the beginning of the first quarter of fiscal year 2008, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes.

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

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of March 28, 2008.

During the nine months ending March 28, 2008, our unrecognized tax benefits decreased by $8 million. During the quarter ending March 28, 2008, we recorded a discrete tax benefit of approximately $13 million related to the recognition of foreign uncertain tax benefits as a result of new information obtained during the quarter. Also, during the quarter ending March 28, 2008, we recorded approximately $11 million of foreign uncertain tax benefits resulting in a reduction of the Maxtor goodwill as a result of the expiration of certain foreign statutes of limitation for pre-acquisition periods.

During the 12 months beginning March 29, 2008, we expect to reduce our unrecognized tax benefits by approximately $27 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

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

We had approximately $1.3 billion in cash, cash equivalents and short-term investments at March 28, 2008, which included $1.2 billion of cash and cash equivalents. Cash and cash equivalents increased by $155 million during the nine months ended March 28, 2008, up from $988 million at June 29, 2007. This increase in cash and cash equivalents was primarily due to cash provided by operating activities and cash provided by employee stock option exercises and employee stock purchases, offset by capital additions, acquisitions, the repurchase of common shares and dividends paid to shareholders.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We aim to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets.

As of March 28, 2008, we held auction rate securities in the amount of $31 million, all of which are collateralized by pools of student loans guaranteed by the Federal Family Education Loan Program. During the quarter ended March 28, 2008, our auction rate securities failed to settle at auction. We did not record any impairment losses during the quarter and nine months ended March 28, 2008, as they were not significant. Given our holdings of cash, cash equivalents and short-term investments, our expected operating cash flows and our access to funds through our corporate credit facility, we have the ability and intent to hold these securities until liquidity returns to this market or maturity of the securities. As a result, we reclassified $31 million in auction rate securities from short-term investments to long-term investments as of March 28, 2008. We will continue to analyze our auction rate securities each reporting period for impairment and we may be required to record an impairment charge if we determine that there is a decline in the fair value which is other than temporary.

At March 28, 2008, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 28, 2008. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 28, 2008.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 28, 2008 was approximately $2.1 billion and included the effects of:

•	an increase of $614 million in accounts payable, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties;

•

an increase of $359 million in vendor non-trade receivables, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties (see Note 2 to the Notes to Condensed Consolidated Financial Statements (unaudited)); and

•

an increase of $279 million in inventories, principally from increased finished goods as demand in the United States distribution channel for 3.5-inch ATA products slowed in the final two weeks of the March 2008 quarter, a decision to increase ocean shipments of our finished goods inventory to mitigate rising freight costs and strategic purchases of raw materials.

Cash Used in Investing Activities

During the nine months ended March 28, 2008, we used $685 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $637 million and $78 million for acquisitions, net of cash acquired, partially offset by $29 million of proceeds from the sale of assets. The approximately $637 million we invested in property, equipment and leasehold improvements was primarily comprised of:

•	$81 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the United States and the Far East;

•	$376 million to upgrade the capabilities of our thin-film media operations in the United States, Malaysia and Singapore;

•	$175 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland.

For fiscal year 2008, we continue to expect approximately $900 million in capital investment will be required to proceed with our planned media and substrate capacity expansions in Asia and to align capacity additions with current levels of customer demand, while we continue to improve our utilization of capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities of $1.3 billion for the nine months ended March 28, 2008 was primarily attributable to the repurchases of our common shares totaling $1.3 billion. Additionally, we paid approximately $159 million in dividends to our shareholders, repaid $34 million of our long-term debt and received approximately $172 million in cash from employee stock option exercises and employee stock purchases.

Liquidity Sources, Cash Requirements and Commitments

Our principal sources of liquidity as of March 28, 2008, consisted of: (1) approximately $1.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility matures in September 2011. The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had utilized $58 million for outstanding letters of credit and bankers’ guarantees as of March 28, 2008, leaving $442 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 28, 2008, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the March 2008 quarter, we have paid dividends to our shareholders.

On February 15, 2008, we paid dividends aggregating approximately $52 million, or $0.10 per share, to our common shareholders of record as of February 1, 2008. On April 15, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before May 16, 2008 to our common shareholders of record as of May 2, 2008. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

With respect to the closure of our Limavady facility, we expect to pay cash restructuring charges aggregating approximately $55 million to $60 million in the next 12 months.

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

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”), of which $326 million were outstanding as of March 28, 2008, contain a cash conversion feature that will require Seagate to deliver to the holders, upon any conversion of the 2.375% Notes, cash in an amount equal to the lesser of (a) the principal amount of the 2.375% Notes converted and (b) the as-converted value of the 2.375% Notes. To the extent holders of the 2.375% Notes choose to convert their notes, Seagate will require additional amounts of cash to meet this obligation. The payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Notes.

During the nine months ended March 28, 2008, we repurchased approximately 55 million of our common shares through open market repurchases at an average price of $23.12 for a total of approximately $1.3 billion. We repurchased approximately $974 million under the $2.5 billion August 2006 stock repurchase plan and approximately $310 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of our outstanding common shares over 24 months. As of March 28, 2008, we had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.2 billion remaining under the February 2008 stock repurchase plan. See Part II, Item 2: “Unregistered Sales of Equity Securities and Use of Proceeds – Repurchases of Equity Securities.” During April 2008, under a Rule 10b5-1 qualified stock repurchase plan, we repurchased approximately 9.1 million of our common shares through open market repurchases at an average price of $21.36 for a total of approximately $195 million, leaving approximately $2.0 billion remaining under the February 2008 stock repurchase plan.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of March 28, 2008 have been summarized in the table below:

		Fiscal Year(s)
	Total	2008	2009- 2010	2011- 2012	Thereafter
	(in millions)
Contractual Cash Obligations:
Long term debt(1)	$2,037	$326	$476	$635	$600
Interest payments on long-term debt	609	49	215	158	187
Capital expenditures	273	169	104	—	—
Operating leases(2)	281	11	75	62	133
Purchase obligations(3)	3,526	1,448	2,078	—	—

Subtotal	6,726	2,003	2,948	855	920
Commitments:
Letters of credit or bank guarantees	81	70	11	—	—

Total	$6,807	$2,073	$2,959	$855	$920

(1)	Included in long term debt for fiscal year 2008 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the third quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of March 28, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $212 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of March 28, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

In August 2007, the FASB issued Proposed FASB Staff Position (FSP), APB14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which, if issued in its present form, would require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our Condensed Consolidated Statements of Operations. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interests. The proposed FSP would require bifurcation of a component of the debt, classification of that component in equity, with the accretion of the discount on the debt resulting in the “economic interest cost” being reflected in the statement of operations through higher interest expense. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The final FSP must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). Our accounting for the 2.375% Notes acquired from Maxtor and therefore our financial position and results of operations may be impacted by the proposed FSP. We will evaluate the impact of the final FSP on our results of operations and financial condition when issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio or to hedge debt.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets. At March 28, 2008, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 28, 2008. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 28, 2008.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure.

At March 28, 2008, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 28, 2008. All investments mature in three years or less. Included in long term debt for fiscal year 2008, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible, as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the third quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value March 28, 2008
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,020	$—	$—	$—	$—	$—	$1,020	$1,020
Average interest rate	2.61%						2.61%
Short-term investments:
Fixed rate	$10	$79	$36	$12	$—	$—	$137	$140
Average interest rate	2.71%	2.82%	2.33%	2.33%			2.64%
Long-term investments:
Variable rate	$31	$—	$—	$—	$—	$—	$31	$31
Average interest rate	3.75%						3.75%
Total investment securities	$1,061	$79	$36	$12	$—	$—	$1,188	$1,191
Average interest rate	2.65%	2.82%	2.33%	2.33%			2.64%
Long-Term Debt
Fixed rate	$326	$5	$141	$5	$630	$600	$1,707	$1,815
Average interest rate	2.38%	5.75%	6.73%	5.75%	6.35%	6.80%	5.78%
Variable rate		$30	$300				$330	$320
Average interest rate		5.81%	5.57%				5.59%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in other income (expense) on the statement of operations. We did not have any net gains (losses) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness in the nine months ended March 28, 2008.

We also enter forward foreign exchange contracts to hedge assets and liabilities to reduce our risk that our earnings will be adversely affected by changes in foreign currency rates. The changes in fair value of these hedges are recorded to other income.

As of March 28, 2008, our notional fair values of foreign exchange forward contracts totaled $409 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. In addition, our credit risk is limited to the amount by which the counterparty’s obligations to us exceed our obligations with that counterparty. We maintain settlement and revaluation limits as well as maximum tenure of contracts based on the credit rating of the financial institutions. We do not enter derivative financial instruments for speculative or trading purposes. The table below provides information as of March 28, 2008 about our derivative financial instruments, comprised of foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British pound	$20	1.98	$—
Singapore dollar	75	1.42	2
Thai baht	270	32.55	10
Chinese yuan	13	6.96	—
Malaysian ringgit	11	3.18	—
Japanese yen	5	103.17	—
Czech koruna	15	17.05	1

Total	$409		$13

(1)	Equivalent to the unrealized net gain on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 28, 2008, our disclosure controls and procedures were effective. During the quarter ended March 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In accordance with SFAS No. 5, Accounting for Contingencies, we assess the probability of an unfavorable outcome of all our material litigation, claims, or assessments to determine whether a liability has been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, we establish an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially.

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

Siemens, AG v. Seagate Technology. On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistance (TMR) sensors to the case. Trial is scheduled to begin November 11, 2008. We believe the claims are without merit, and we intend to defend against them vigorously.

StorMedia Texas LLC v. Comp USA, et al. On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891 (the ‘891 patent), a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. Trial is scheduled to begin March 4, 2009. A request for reexamination of the ‘891 patent was granted and all claims were rejected as unpatentable over the prior art in an initial office action dated March 17, 2008. We believe the claims are without merit, and we intend to defend against them vigorously.

Reiber, et al. v. Western Digital, et al. On September 15, 2007, Steven F. and Mary L. Reiber filed a complaint with the International Trade Commission (“ITC”) against Certain Hard Disk Drives, Components Thereof, and Products Containing the Same, requesting an investigation of Western Digital Corporation, Seagate Technology, Toshiba America Information Systems, Inc., Hewlett-Packard Company, and Dell, Inc. The complaint alleges that the Reibers are inventors on three patents: U.S. Patent Nos. 6,354,479 (the ‘479 patent), 6,651,864 (the ‘864 patent), and 6,935,548 (the ‘548 patent) that generally relate to dissipative bonding tips used to form electrical connections, and methods of using such tips in producing disk drives. The ITC complaint seeks to enjoin respondents from importing hard disk drives and certain products containing hard disk drives into the United States. Simultaneously, the Reibers filed a case in the U.S. District Court for the Eastern District of California, Sacramento Division, alleging infringement of the same three patents against the same defendants and seeking damages. On April 17, 2008, we reached a settlement of both cases with the Reibers. The Reibers took discovery of Seagate’s hard disk drive products (HDDs), as well as the processes and equipment used to perform bonding functions in the manufacture of Seagate’s HDDs. Based on that discovery, the Reibers determined that Seagate’s HDDs, and the processes and equipment used in the manufacture of Seagate’s HDDs, do not infringe the patents that the Reibers asserted against Seagate and certain customers who bought Seagate’s HDDs. As a part of the Settlement Agreement, the Reibers have agreed not to assert the relevant patents in the future against Seagate, customers of Seagate, or vendors who supply either components that are incorporated into Seagate HDDs or equipment that is used in the manufacture of

Seagate HDDs, to the extent that the processes and equipment used in the manufacture of Seagate HDDs or the components therein have the same relevant characteristics as those determined to be non-infringing in the pending litigation. Both parties have given each other full releases with respect to claims made in the instant litigation and other claims arising before the effective date of the Settlement Agreement. The release provided by the Reibers also extends to customers who have purchased Seagate HDDs, and to vendors who have supplied either components that were incorporated into Seagate’s HDDs or equipment that was used in the manufacture of Seagate’s HDDs. The cases will be dismissed with prejudice.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. The pricing environment in the third fiscal quarter of 2008 was substantially as we had initially expected, and we expect continuous price erosion for the remainder of fiscal year 2008 as our competitors continue these efforts.

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

We face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other information storage products. This may have been a factor when EMC, Corp., one of our customers, announced in March 2008 that it intends to acquire Iomega Corp., a Seagate customer.

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

In the past, our quarterly revenue and operating results have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•

adverse changes in the level of economic activity in the United States and other major regions in which we do business, though especially in the United States, where economic activity appeared to slow towards the end of our third fiscal quarter;

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

•

increased costs or adverse changes in availability of supplies of raw materials or components, especially in light recent consolidation among component suppliers, building inflationary pressure, and the continuing weakness of the U.S. Dollar as compared to other currencies;

•	the impact of corporate restructuring activities that we may engage in;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disc drives, due to seasonality, economic conditions and other factors;

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

We are continually developing new products with the goal that we will be able to introduce technologically advanced and lower cost disc drives into the marketplace ahead of our competitors. We are particularly depending on the successful introduction, qualification and volume sales of products for our results in the next few quarters, especially new 2.5-inch form factor products.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If we cannot successfully deliver competitive products our future results of operations may be adversely affected.

Smaller Form Factor Disc Drives — If we do not continue to successfully market smaller form factor disc drives, our business may suffer.

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Much of our recent revenue growth is derived from the sale of drives for small form factor drives for notebook and enterprise applications. Our continued success will depend on our ability to develop and introduce such small form factor drives at desired price and capacity points faster than our competitors.

We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in flash memory largely replacing disc drives in handheld applications. We do however believe that the demand for disc drives to store or back up related media content from such handheld devices, continues to grow. While this competition has traditionally been in the markets for handheld consumer electronics applications like digital music players and personal media players, these competitors are also attempting to introduce SSD products for notebook and enterprise compute applications.

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

Another factor that may negatively affect our ability to recapture costs of investments in future quarters is the current uncertain condition of the domestic and global economy. The current uncertainty in economic and political conditions in many of our markets may have an affect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	the impact of variable demand and an aggressive pricing environment for disc drives;

•

the impact of competitive product announcements and possible excess industry supply both with respect to particular disc drive products (particularly now that there are no material limitations on disc drive component supply for our competitors), and with respect to competing alternative storage technology solutions such as SSDs in notebook and enterprise compute applications;

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

•	variations in the cost of components for our products, especially in view of the U.S. dollar’s continued weakness as compared to other currencies;

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

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

Dependence on Sales of Disc Drives in Consumer Electronics Applications — Our sales of disc drives for consumer electronics applications which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

Our sales of disc drives for consumer electronics applications have contributed significant revenues to our results for the past several years. The growth rate in consumer electronics products has recently begun to moderate and show more seasonal demand variability. The demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products, particularly as it is difficult to predict the cycles in which, for example, new gaming products are launched and consumer uptake of those products. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer’s application, which creates a risk of exposure if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory, meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disc drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

Dependence on Sales of Disc Drives Directly to Consumers Through Retail Outlets — Our sales of disc drives directly to consumers through retail outlets can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

We believe that industry demand for storage products is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. The current uncertainty in the domestic and global economy may negatively affect demand for such products. Further, such retail sales of our branded solutions traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Additionally, our ability to reach such consumers depends on our maintaining effective working relationships with major retail and online distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.

Dependence on Supply of Components, Equipment, and Raw Materials — If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including recording media and aluminum and glass substrates that we do not manufacture, ASICs, spindle motors, printed circuit boards and suspension assemblies. If our vendors for these components are unable to meet our requirements, we could experience a shortage in supply, which would adversely affect our results of operations.

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

If our perpendicular recording technology based products suffer unanticipated or atypical failures as compared to earlier technologies that were not anticipated in the design of those products, our service and warranty costs may materially increase which would adversely impact our operating results.

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

Industry Demand — Changes in demand for computer systems and storage subsystems have caused and may cause in the future a decline in demand for our products.

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

Dependence on Distributors — We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

In addition to our own sales force, a substantial portion of our sales has been to distributors of desktop disc drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers.

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

Accounting Charges Related to Acquisition of Maxtor and other recently acquired companies — We expect the acquisition of Maxtor and other recently acquired companies will continue to result in additional accounting charges, which may continue to have an adverse effect on our fiscal year 2008 operating results.

We expect that, as a result of the acquisition of Maxtor and other recently acquired companies, our fiscal year 2008 results of operations will continue to be adversely affected by non-cash accounting charges, the most significant of which relates to the amortization of acquired intangible assets.

Dependence on Key Customers — We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including Hewlett-Packard, Dell, EMC, Mitac and Bell Microproducts, account for a large portion of our disc drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

When we develop new products with higher capacity and more advanced technology, our operating results may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products suffer increases in failures, are of low quality or are not reliable, customers may reduce their purchases of our products and our manufacturing rework and scrap costs and service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive as compared with other disc drive manufacturers or competing technologies.

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

If we are successful in forming strategic alliances or acquiring, forming joint ventures or making investments in other companies, any of these transactions may have an adverse effect on our operating results, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models will be successfully integrated or achieve their stated objectives.

Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments, that we may have impairment of goodwill or acquired intangible assets associated with these acquisitions and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial position and results of operations.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued, and we may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers in connection with their use of our products.

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely effect our results of operations and financial condition: actions brought in the United States by Convolve, Inc., the Massachusetts Institute of Technology, Siemens AG, and StorMedia Texas LLC; and an action in Nanjing, China brought by Shao Tong.

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

Our operations are dependent upon our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. While we continue to improve our disaster recovery processes, system failures and other interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.

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

On April 15, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before May 16, 2008 to our common shareholders of record as of May 2, 2008.

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

Current Global Credit and Financial Market Conditions — Current global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

The recent negative conditions in the global credit markets have prevented some investors, including us, from liquidating auction rate securities because the amount of securities submitted for sale at auction has exceeded the amount of purchase orders for such securities. During the quarter ended March 28, 2008, all $31 million of our auction rate securities failed to settle at auction. We may be required to record an impairment charge if in the future we determine that there is a decline in the fair value which is other than temporary.

While as of the date of this filing, we are not aware of any downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 28, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended March 28, 2008, that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

During the three months ended March 28, 2008, we repurchased approximately 36 million common shares through open market repurchases at an average price of $21.79 for a total of approximately $784 million. We repurchased approximately $474 million under the $2.5 billion August 2006 stock repurchase plan and approximately $310 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of our outstanding common shares over 24 months.

As of March 28, 2008, we had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.2 billion remaining under the February 2008 stock repurchase plan. Share repurchases during the three months ended March 28, 2008, were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
August 2006 Stock Repurchase Plan
Total Through 2nd Quarter of Fiscal Year 2008	81.5	$24.85	81.5	$474
January 2008	11.4	$20.44	92.9	$242
February 2008	11.2	$21.66	104.1	$—

Total Through 3rd Quarter of Fiscal Year 2008	104.1	$24.02	104.1	$—

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
February 2008 Stock Repurchase Plan
At February 4, 2008	—	—	—	$2,500
February 2008	13.4	$23.03	13.4	$2,191
March 2008	—	—	—	$2,191

Total Through 3rd Quarter of Fiscal Year 2008	13.4	$23.03	13.4	$2,191

Additionally, during April 2008, under a Rule 10b5-1 qualified stock repurchase plan, we purchased 9.1 million shares at an average cost of $21.36. We have authorization to purchase approximately $2.0 billion of additional shares under the February 2008 stock repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Shareholders Agreement by and among Seagate Technology Holdings, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners, L.L.C., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the Shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.5 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 10, 2003)

4.3	Amendment, dated as of April 23, 2004, to the Shareholders Agreement dated as of December 6, 2002, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-3 (reg. no. 333-117517) filed with the SEC on July 20, 2004)

4.4	Second Amendment, dated as of September 2, 2004, to the Shareholders Agreement dated as of December 6, 2002, as amended by the first Amendment to the Shareholders Agreement dated as of April 23, 2004, among Seagate Technology, New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., J.P. Morgan Partners (BHCA), L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K/A (file no. 001-31560) filed with the SEC on September 3, 2004)

4.5	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.6	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.5)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P., Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.7	Disc Drive Research and Development Cost Sharing Agreement, dated as of June 29, 1996, by and among Seagate Technology, Inc., Seagate Technology International, Seagate Technology (Ireland), Seagate Technology (Clonmel), Seagate Technology International (Wuxi) Co., Ltd., Seagate Microelectronics Limited and Seagate Peripherals, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.8	World-Wide Services Agreement, dated as of July 1, 1993, by and among Seagate Technology, Inc. and Seagate Technology International (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.9+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.10+	Reimbursement Agreement, dated as of July 1, 2002, by and among New SAC and its subsidiaries party thereto (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on October 11, 2002)

10.11+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.12+	Form of Amended 2004 Stock Compensation Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement filed with the SEC on September 21, 2007)

10.13+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.14+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.15+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.17(a)+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors (incorporated by reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q filed with the SEC on October 29, 2007)

10.17(b)+*	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors

10.18	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006

10.19	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.20	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.21	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.22	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on May 3, 2006)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	April 29, 2008	BY:	/s/ William D. Watkins
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE:	April 29, 2008	BY:	/s/ Charles C. Pope
Charles C. Pope
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)