Form 10-K
period 2008-06-27
SEAGATE TECHNOLOGY
filed 2008-08-13
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  YES  ☐  NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant owning 5% or more of the registrant’s outstanding common shares as of December 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.9 billion based upon a closing price of $25.85 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of August 7, 2008 was 487,883,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

In this Annual Report on Form 10-K (the “Form 10-K”), unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” “Company” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to “$” are to United States dollars.

We have compiled the market share, market size and competitive ranking data in this Form 10-K using statistics and other information obtained from several third-party sources.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts, particularly in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are statements of future expectations and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended) that are based on management’s current views and assumptions, and are conditioned upon and also involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those in such statements due to, among other factors:

•	the impact of the variable demand and the aggressive pricing environment for disc drives, particularly in view of current domestic and global economic uncertainty;

•

our dependence on our ability to successfully qualify, manufacture and sell our disc drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disc drive products with lower cost structures;

•	the impact of competitive product announcements and possible excess industry supply with respect to particular disc drive products;

•	market conditions;

•	our ability to achieve potential cost savings from restructuring activities; and

•	alternative cash imperatives which could impact our ability to repurchase stock.

Such forward-looking statements are based on current expectations, forecasts and assumptions involve a number of risks and uncertainties that could cause actual risks to differ materially and adversely from those anticipated by such forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Certain forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “are expected to,” “will,” “will continue,” “should,” “would be,” “seeks” or “anticipates” or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Some of these risk factors are set forth and are discussed in more detail in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed or expected. We do not intend, and do not assume any obligation, to update any industry information or forward-looking statements set forth in this Annual Report on Form 10-K to reflect subsequent events or circumstances. We encourage you to read that section in this Form 10-K carefully.

Unfavorable changes in the above or other factors listed under “Item 1A. Risk Factors” from time to time in our Securities and Exchange Commission (“SEC”) filings, could have a material adverse effect on our business, and financial condition and/or results of operations.

PART I

ITEM 1.	BUSINESS

We are the world’s leading provider of hard disc drives, based on revenue and units shipped. We design, manufacture, market and sell hard disc drives. Hard disc drives, commonly referred to as disc drives or hard drives, are devices that store digitally encoded data on rapidly rotating platters or discs with magnetic surfaces. The performance attributes of disc drives, including their cost effectiveness and high storage capacities has resulted in disc drives being used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet.

We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disc drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

We sell our disc drives primarily to major original equipment manufacturers (OEMs) and we also market to distributors under our globally recognized brand names. We have longstanding relationships with many of our OEM customers including Hewlett-Packard Company (“HP”), Dell Inc. (“Dell”), EMC Corporation (“EMC”), International Business Machines Corporation (“IBM”) and Lenovo Group Limited (“Lenovo”). For the fiscal years 2008, 2007 and 2006 approximately 67%, 64% and 72%, respectively, of our disc drive revenue was from sales to OEMs. We also have key relationships with major distributors who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Shipments to distributors were approximately 26%, 30% and 25% of our disc drive revenue in fiscal years 2008, 2007 and 2006, respectively. Retail sales of our branded storage products in fiscal year 2008, as a percentage of our disc drive revenue, were 7%, compared to 6% and 3% in fiscal years 2007 and 2006, respectively. For fiscal years 2008, 2007 and 2006, approximately 30% of our disc drive revenue came from customers located in North America, approximately 27% came from customers located in Europe and approximately 43% came from customers located in the Far East. The only customer exceeding 10% of our disc drive revenue for fiscal years 2006 through 2008 was HP. Dell exceeded 10% of our disc drive revenue in fiscal years 2008 and 2006. Substantially all of our revenue is denominated in U.S. dollars.

Industry Overview

Electronic Data Storage Industry

The electronic data storage industry is comprised of companies that provide storage solutions through a variety of technologies such as disc drives, tape storage, as well as semiconductor-based storage technologies such as flash memory. Participants in the electronic data storage industry include:

Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies such as TDK Corporation (“TDK”), Fuji Electric Device Technology Co., Ltd. (“Fuji”), and Showa Denko K.K. (“Showa”), that supply heads and media to disc drive manufacturers as well as semiconductor companies such as Samsung Electronics Co. Ltd (“Samsung”), SanDisk Corporation (“SanDisk”), Micron Technology, Inc. (“Micron”), and Intel Corporation (“Intel”), who each manufacture flash memory.

Hardware storage solutions manufactures.    Companies that transform components into storage products include disc drive manufacturers such as Seagate Technology, Western Digital Corporation (“Western Digital”),

Samsung, Fujitsu Limited (“Fujitsu”), Hitachi Global Storage Technologies (“Hitachi”) and Toshiba Corporation (“Toshiba”), magnetic tape storage manufacturers such as Quantum Corporation (“Quantum”), and semiconductor storage manufacturers such as Samsung, SanDisk, STEC Inc. (“STEC”), and Intel, whose operations include integrating flash memory into storage products such as solid state drives (SSDs). SSDs are storage applications that use flash technology as an alternative to disc drives.

System integrators.    Companies that bundle and package storage components such as storage hardware and software into end-user, consumer electronics or enterprise applications include OEMs such as HP, Dell, Acer Inc., Lenovo and Apple, Inc. (“Apple”); consumer electronics OEMs such as Apple, Sony, Microsoft Corporation (“Microsoft”), Motorola, Inc. (“Motorola”), Directv Group, Inc., Tivo Inc. and Scientific-Atlanta Inc., a subsidiary of Cisco Systems Inc. company; enterprise storage system OEMs such as HP, EMC and Network Appliance, Inc. (“Net App”); and distributors who in turn integrate storage hardware and software into end user applications.

Storage services.    An emerging area within the electronic data storage industry is services and solutions related to the backup, archiving, recovery and discovery of electronic data.

Demand for Electronic Data Storage

The electronic data storage industry has traditionally been focused on compute applications for the enterprise market. We believe that technological advances in storage technology and a proliferation of non-compute applications in the consumer electronics market such as digital video recorders (DVRs), gaming devices, digital music players and digital cameras is increasingly driving the broad, global proliferation of digital content through the:

•	creation and sharing of all types of digital content, including digital photos, video, movies and music by consumers and electronic data by enterprises;

•

aggregation and distribution of digital content through services and other offerings by companies such as YouTube by Google Inc. (“Google”), Flickr by Yahoo! Inc. (“Yahoo”), iTunes by Apple and MySpace by News Corporation (“News Corp.”);

•	network infrastructure, including broadband, cable and satellite that has enabled the access, hosting and distribution of such digital content;

•	enjoyment and consumption of digital content through DVRs, handheld applications, gaming consoles and in automobiles; and

•	protection of digital content through storage on backup devices and storage services.

We believe that growth in digital content is being driven by: media-rich content, such as high definition video, digital photos, movies and music; an increase in user generated content, such as online video sharing, blogging and podcasting; the digitization of content previously stored in analog format such as paper filing systems; the duplication of content in multiple locations, including consumers’ replication of digital photos, video and other media. As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, utilize and back up such content. This in turn has resulted in the rapid growth in demand for electronic data storage applications and solutions.

We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as increasing legal and regulatory requirements and changes in the nature and amount of data being stored has necessitated additional storage. Additionally, the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content.

Demand for Disc Drives

While the disc drive industry has traditionally been focused on applications for the enterprise and compute markets, we believe advances in disc drive capacity, cost per gigabyte, power and ruggedness have enabled growth in demand for digital content. These technological advances, as well as a proliferation of non-compute applications in the consumer electronics market, has increased the demand for disc drives used in consumer electronics applications or has indirectly driven the demand for additional disc drives to store, host or back up related media content created by such applications.

Disc drives are presently the most common storage solution in enterprise, desktop, mobile and higher capacity consumer electronics applications. We are particularly focused on the following areas of growing demand for disc drives:

Disc Drives for Mobile Computing.    The mobile computing market is growing faster than the market for desktop computers as price and performance continue to improve. Notebook systems are increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance. We estimate that in fiscal year 2008, industry disc drive shipments for mobile compute applications grew approximately 45% from fiscal year 2007.

The disc drive industry has recently seen the introduction of alternative technologies that directly compete with mobile disc drives. For example, certain manufacturers have introduced SSDs, using flash memory technology, which is an alternative to disc drives in certain applications. Due to the high capital requirements and capacity required to manufacture flash memory, we believe the perceived benefits of SSDs are not currently realized at an attractive cost relative to hard disc drives, particularly in higher capacity applications. We believe that the market for these alternative technologies is still developing and because of the current high cost per gigabyte of these storage solutions, we do not expect these solutions to have a significant near-term impact on the overall market for disc drives for mobile computing.

Disc Drives for Enterprise Storage.    The need to address the expansion in data storage management requirements has spurred the evolution of new storage and data management technologies for both mission critical and business critical enterprise storage.

Mission critical enterprise storage is defined by the use of high performance, high capacity disc drives for use in applications which are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to grow, driven by many enterprises continuing to move network traffic to dedicated storage area networks (SANs). In addition, many enterprises are moving away from the use of server-attached storage to network-attached storage (NAS). Both of these solutions are comprised principally of high performance, high capacity disc drives with sophisticated software and communications technologies. In addition, many enterprises are also consolidating data centers, aiming to increase speed and reliability within a smaller space, reducing network complexity and increasing energy savings, which has led to an increased demand for more energy efficient, small form factor disc drives. SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disc drives. In addition, enterprises are considering the use of SSDs in applications where rapid processing is required for high volume transaction data. The timing of the adoption of SSDs in these applications is currently unknown as enterprises weigh the cost benefits of mission critical enterprise disc drives relative to the perceived performance benefits of SSDs.

Business critical enterprise storage is an emerging and growing application in enterprise storage whereby enterprises are using higher capacity disc drives to store less frequently accessed, less time-critical, but capacity-intensive data. Because of recent decreases in cost per gigabyte, business critical electronic data, which historically has been stored on tape or other backup and archival technologies, are now being stored on these high capacity disc drives. In the long-term, however, we believe that this trend towards business critical systems that utilize high capacity, enterprise class serial advanced technology architecture (SATA) and serial attached small computer system interface (SAS) will, in addition to expanding the overall enterprise market, likely shift some demand from disc drives used in traditional mission critical enterprise storage.

Disc Drives for Branded Solutions.    We believe that the proliferation of media-rich digital content has increased consumer demand for storage to augment their current desktop or notebook disc drive capacities. Consumers are also using external branded storage solutions to backup and secure data in case of disaster or system failure.

Disc Drives for Desktop Computing.    We believe growth in disc drives for desktop computing has recently moderated, in part due to the growth in demand for notebook computers, particularly in developed countries. We believe that current growth in demand for disc drives in desktop computing is focused on developing markets where price remains a primary consideration. Demand for inexpensive, high capacity external storage has also driven growth of 3.5-inch desktop disc drives.

Disc Drives for Consumer Electronics.    Disc drives in the consumer electronics markets are primarily used in high-capacity solutions, such as DVRs, that require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which is used in lower capacity consumer electronics applications. We believe the demand for disc drives in consumer electronics will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. Although solid state or flash memory has largely replaced disc drives in handheld applications, we believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow.

Success in the Disc Drive Industry Depends on Technology and Manufacturing Leadership, High Levels of Capital and Research and Development Investments and Large Scale Operations

The design and manufacturing of disc drives depends on highly advanced technology and manufacturing techniques, especially in the areas of read/write heads and recording media, thereby requiring high levels of capital and significant research and development investments. Disc drive manufacturers are distinguished by their level of vertical integration, which is the degree to which they control the technology used in their products, and by whether they are captive, producing disc drives for their own computer systems, or independent, producing disc drives as a stand-alone product. Integrated manufacturers are companies that design and produce the critical technologies, including read/write heads and recording media, used in their disc drives. An integrated approach enables them to lower manufacturing costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with OEMs because they do not compete with OEMs for computer system sales. We believe the competitive dynamics of the disc drive industry favor integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development investments required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component manufacturers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. While recent combinations have limited the opportunity for additional industry consolidation, the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations, may still drive future industry consolidation.

Disc Drive Technology

Overview

All of our disc drive products incorporate certain components, including a head disc assembly and a printed circuit board, which are sealed inside a rigid base and top cover containing these components in a contamination controlled environment.

The head disc assembly consists of one or more discs attached to a spindle assembly powered by a spindle motor that rotates the discs at a high constant speed around a hub. The discs, or recording media, are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a layer of a thin-film magnetic material. Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs. The read/write heads are mounted vertically on an E-shaped assembly. The E-block and the recording media are mounted inside a metal casing, called the base casing.

The printed circuit board contains standard and custom application specific integrated circuits (ASICs) and ancillary electronic control chips. ASICs move data to and from the read/write head and the internal controller, or interface, which communicates with the host computer. The ASICs and control chips form an electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disc where the data is recorded or retrieved. Disc drive manufacturers typically use one or more of several industry standard interfaces such as advanced technology architecture (ATA); SATA, which provides higher data transfer rates than the previous ATA standard; small computer system interface (SCSI); SAS; and Fibre Channel.

Disc Drive Performance

Disc drive performance is commonly differentiated by six key characteristics:

•	storage capacity, commonly expressed in gigabytes (GB) or terabytes (TB), which is the amount of data that can be stored on the disc;

•	spindle rotation speed, commonly expressed in revolutions per minute (RPM), which has an effect on speed of access to data;

•	interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disc drive and the computer controller;

•	average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface,

•	data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc; and

•	product quality and reliability, commonly expressed in annualized return rates (ARR).

Areal Density

Areal density is a measure of storage capacity per square inch on the recording surface of a disc. Current areal densities are sufficient to meet the requirements of most applications today. The capacity of a disc drive is determined by the number of discs it contains as well as the areal density of these discs. We expect the long-term demand for increased disc drive capacities will continue to grow proportionately with the shift in storage applications from predominantly compute applications to more media-rich content. In particular, audio, video and photo storage data continue to increase in size, with high definition video content an example of data requiring many multiples of the storage capacity of standard video. We believe that demand will further intensify by the proliferation of these forms of content. We have pursued, and expect to continue to pursue, a number of technologies to increase areal densities across the entire range of our products to increase disc drive capacities allowing us to use fewer discs per disc drive and potentially reduce product costs overtime.

Manufacturing

We pursue a vertically integrated business strategy based on the ownership of critical component technologies, allowing us to maintain control over our product roadmap and component cost, quality and availability. We believe that because of our vertical design and manufacturing strategy, we are well suited to meet the challenges posed by the close interdependence of components for disc drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and cost by:

•	employing manufacturing automation to enhance our efficiency and flexibility;

•	improving product quality and reliability, and reducing costs;

•	integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;

•	coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

•	rationalizing the facilities we operate and reducing the number of personnel we employ.

Manufacturing our disc drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, fabricate and/or assemble a number of the most important components found in our disc drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disc drive products that serve multiple disc drive applications and markets. As an example, our 3.5-inch SATA disc drive with perpendicular recording technology platform is sold to customers for use in desktop, enterprise and consumer electronics applications. Our main technology platforms are primarily focused around areal density of media and read/write head technologies. Our integrated platform technologies and manufacturing allow our set of disc drive products to be used in a wide range of electronic data storage applications and in a wide range of industries.

Read/Write Heads.    The function of the read/write head is to scan across the disc as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges in magnetic film properties and topographical structures are unique to the disc drive industry. Beginning with six and eight-inch round ceramic wafers, we process more than 30,000 head elements at one time. Each of these head elements goes through more than 500 steps, all in clean room environments. We have upgraded our fabrication facilities in capital equipment and systems to deliver the required complexity and precision needed to complete our product transition to perpendicular recording technology, which we achieved during fiscal year 2008. Additional capital investments will be driven primarily by volume. We perform all primary stages of design and manufacture of read/write heads at our facilities. We currently manufacture all of our read/write heads. We are currently evaluating third party read/write head for use in future products.

Recording Heads and Media.    The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. Our long-term strategy is to externally purchase approximately 10% of total recording media requirements. In July 2008, we announced the proposed closure of our recording media manufacturing facility in Milpitas, California. The closure is part of our ongoing focus on cost-efficiencies in all areas of our business. We plan to cease production at the Milpitas manufacturing facility in October 2008. We are continuing to expand our recording media production facilities in Singapore. We expect meaningful output from our new media facility in Singapore beginning the first quarter of fiscal year 2009 and we believe we will have adequate internal and external supply plans in place to support our requirements. Similar to our long-term strategy on recording media supply, our future plans include the evaluation and external purchase of approximately 10% of recording heads requirements.

We purchase all of our glass substrates from third parties (mainly in Japan), which are used to manufacture our disc drives for mobile and small form factor consumer electronics products. Historically, we purchase approximately 70% of our aluminum substrates for recording media production from third parties. In December 2007, we announced the proposed closure of our substrate manufacturing facility in Limavady, Northern Ireland.

The proposed closure is part of our ongoing focus on cost-efficiencies in all areas of our business. We plan to cease production at our Limavady facility during the first quarter of fiscal year 2009. We are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia which will allow us to be more cost competitive and position us for future expansion, and reduce our external substrate purchases to approximately 50%. We expect meaningful output from our Johor facility in during the first quarter of fiscal year 2009.

Commodity and Other Manufacturing Costs.    The production of disc drives requires precious metals, scarce alloys and industrial commodities, that are subject to fluctuations in prices, and the supply of which has at times been constrained. Recent increases in the price of many commodities have resulted in higher material costs for our products. Additionally, adverse economic conditions such as rising fuel costs may further increase our costs related to commodities, manufacturing and freight. Should we not be able to pass these increased costs onto our customers, our gross margins may be impacted.

In order to mitigate susceptibility to these conditions, we may maintain increased inventory of precious metals, scarce alloys and industrial commodities. In addition, we have increased our use of ocean shipments to help offset the increase in freight costs.

Printed Circuit Boards.    Printed circuit boards are the boards that contain the electronic circuitry and ASICs that provide the electronic controls of the disc drive and on which the head-disc assembly is mounted. During fiscal year 2008, we completed the outsourcing of the manufacture and assembly of the printed circuit boards used in our disc drives to third parties.

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

Products

We offer a broad range of disc drive products for the enterprise, mobile computing, desktop, consumer electronics and branded solutions markets of the disc drive industry. We now utilize perpendicular recording technology in all the major markets described below. In addition, we intend to introduce SSD products for select markets in the future.

We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, the dimensions of the disc drive, capacity, interface, power consumption efficiency, security features like full disc encryption and other customer integration requirements. More than ever, our industry is characterized by continuous and significant advances in technology, which contributes to rapid product life cycles. We list below our main current product offerings.

Enterprise Storage

Cheetah SCSI/SAS/Fibre Channel Family.    Our Cheetah 3.5-inch disc drives ship in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 450GB. Commercial uses for Cheetah disc drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

Savvio SCSI/SAS/Fibre Channel Family.    Savvio, our 2.5-inch enterprise disc drives designed to enable space optimization, maximized performance and availability, ships in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 146GB. This disc drive allows the installation of more disc drives per square foot, thus facilitating faster access to data. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disc drives. We are currently shipping our 2nd generation Savvio disc drive featuring increased throughput and improved power consumption, targeted at space optimized enterprise storage systems.

Barracuda ES SATA Family.    Our Barracuda ES 3.5-inch disc drives ship in 7,200 RPM and in storage capacities ranging from 250GB to 1TB. The Barracuda ES addresses the emerging market in enterprise storage of the use of business critical storage systems for capacity-intensive enterprise applications that require space optimization, maximized performance and availability. We have also introduced 7,200 RPM drives for the surveillance market with capacities ranging from 250GB to 1TB.

Mobile Computing

Momentus ATA/SATA Family.    Our Momentus family of disc drives for mobile computing disc drive products, ships in 5,400 and 7,200 RPM and in capacities ranging from 30GB to 320GB. Commercial uses for Momentus disc drives include notebook computers running popular office applications and notebook computers for business, government and education environments. Consumer uses for Momentus disc drives include notebook computers, tablet computers and digital audio applications. Our Momentus 7200.2 is a 7,200 RPM disc drive for high-performance notebooks.

LD25.2 Family.    Our LD25.2 Series 2.5-inch disc drives deliver storage capacities of 40GB and 80GB at 5,400 RPM, a solution with optimized capacity and size for notebook computers.

Desktop Storage

Barracuda ATA/SATA Family.    Our Barracuda 3.5-inch disc drive delivers storage capacities of up to 1TB at 7,200 RPM and is used in applications such as PCs, workstations and personal external storage devices. Additionally, we are currently shipping a 3.5-inch disc drive with 320GB of capacity on a single disc.

DiamondMax Family.    Our DiamondMax 3.5-inch disc drives deliver storage capacities of up to 1TB at 7,200 RPM and are targeted at PCs, non-traditional ATA and external storage applications.

Consumer Electronics Storage

Barracuda ATA/SATA Family.    We also sell some of our 3.5-inch Barracuda disc drives for use mainly in DVR’s. Our DB35 Series disc drives, with storage capacities up to 1TB, are optimized for leading-edge digital entertainment.

Momentus ATA/SATA Family.    We sell our 2.5-inch, 7,200 and 5,400 RPM Momentus disc drives, including our LD25 Series of Momentus family of disc drives with capacities ranging from 20GB up to 250GB, for use in low-profile DVR’s, gaming consoles, home entertainment devices and small footprint media PCs.

Branded Solutions

Our branded solutions business provides storage products including various home and office storage applications. We ship external backup storage solutions under our Free AgentTM and Maxtor OneTouchTM product lines. Both of these product lines utilize our 3.5-inch and 2.5-inch disc drives, which are available in capacities up to 2TB and 320GB, respectively.

Customers

We sell our disc drive products primarily to major OEMs and distributors. OEM customers, either themselves or through their contract manufacturers, incorporate our disc drives into computer systems and storage systems for resale. Distributors typically sell our disc drives to small OEMs, dealers, system integrators and other resellers. Shipments to OEMs were approximately 67%, 64% and 72% of our disc drive revenue in fiscal years 2008, 2007 and 2006, respectively. Shipments to distributors were approximately 26%, 30% and 25% of our disc drive revenue in fiscal years 2008, 2007 and 2006, respectively. The only customer exceeding 10% of our disc drive revenue for fiscal years 2006 through 2008 was HP. Dell exceeded 10% of our disc drive revenue in fiscal years 2008 and 2006. Sales to HP accounted for approximately 16%, 16% and 17% of our disc drive revenue in fiscal years 2008, 2007 and 2006, respectively. Sales to Dell, as a percentage of our disc drive revenue, were 11%, 9% and 11% in fiscal years 2008, 2007 and 2006, respectively. No other customer accounted for 10% or more of our disc drive revenue in fiscal years 2008, 2007 and 2006. Retail sales of our branded storage products in fiscal year 2008 as a percentage of our disc drive revenue increased to 7% from 6% and 3% in fiscal years 2007 and 2006, respectively. See “Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.”

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

Our distributors generally enter into non-exclusive agreements for the resale of our products. They typically furnish us with a non-binding indication of their near-term requirements and product deliveries are generally scheduled accordingly. The agreements and related sales programs typically provide the distributors with limited right of return and price protection rights. In addition, we offer sales programs to distributors on a quarterly and periodic basis to promote the sale of selected products in the sales channel.

We have increased our sales of branded storage products to retail customers in the last two years further expanding our retail customer base. Our branded storage product is sold to retailers either by us directly or by our distributors. Retail sales made by us or our distributors typically require greater marketing support, sales incentives and price protection periods.

We also regularly enter into agreements with our customers, which obligate us to provide a limited indemnity against losses resulting from intellectual property claims. These agreements are customary in our industry and typically require us to indemnify our customers against certain damages and costs incurred as a result of third party intellectual property claims arising as a result of their use of our products.

Sales, Marketing and Customer Service

Our marketing organization works to increase demand for our disc drive products through strategic collaboration with key OEM customers and distribution partners to align our respective product roadmaps and to build our brand and end-customer relationships. As customers and markets increasingly demand a broad variety of products with different performance and cost attributes, we have marketing groups focused on the strategic needs of our increasingly diverse customer base. We believe this enables us to serve both our core markets and better identify, develop and serve emerging markets.

Our sales organization focuses on deepening our relationship with our customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized by customer type and regionally among Americas, Japan, Asia-Pacific (excluding Japan) and Europe, Africa and the Middle East. In addition, we have a sales operation group which focuses on aligning our production levels with customers’ product requirements. Our sales force works directly with our marketing organization to coordinate our OEM and distribution channel relationships. We maintain sales offices throughout the United States and in Australia, China, France, Germany, Japan, Singapore, Taiwan and the United Kingdom.

With the acquisition of Maxtor, we acquired the right to the use the Maxtor and other related brand names. We believe the Maxtor brand is a valuable asset, and we intend to continue to offer the Maxtor brand of products to consumers globally to broaden our reach into and coverage of these channels as well as optimize the impact of our marketing investments.

Our customer service organization maintains a global network of service points to process warranty returns and manage outsourced repair vendors. We generally warrant our products for periods ranging from three to five years.

Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

The markets that we compete in are intensely competitive, with disc drive manufacturers not only competing for a limited number of major disc drive customers, but also increasingly competing with other companies in the electronic data storage industry that provide alternative storage solutions, such as flash memory, tape, optical and SSDs. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity; price per unit and price per gigabyte; storage/retrieval access times; data transfer rates; product quality and reliability; supply continuity; form factor; warranty; and brand.

We believe that our disc drive products are competitive with respect to each of these factors in the markets that we currently address. We summarize below our principal disc drive competitors, other competitors, the effect of competition on price erosion for our products and product life cycles and technology.

Principal Disc Drive Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include independent disc drive manufacturers such as Western Digital, as well as large captive manufacturers such as Fujitsu, Samsung, Hitachi, and Toshiba. Because they produce complete computer systems and other non-compute consumer electronics and mobile devices, these “captive manufacturers” can derive a greater portion of their operating margins from other components, which reduces their need to realize a profit on the disc drives included in their computer systems and allows them to sell disc drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more substantial resources and greater access to their internal customers than we do. In addition, Toshiba and Samsung, each are increasingly integrating other storage technologies such as flash memory, hybrid disc drives and SSDs into its product offerings. Not only may they be willing to sell their disc drives at a lower margin to advance their overall business strategy, their portfolio allows them to be indifferent to which technology prevails over the other. They can offer a broad range of storage media and solutions and focus on those with lowest costs and greatest sales. In connection with our branded storage products, in addition to competing with our disc drive competitors, we also compete with companies such as LaCie S.A. that purchase disc drives for use in their branded storage products from us and our competitors.

Other Competitors.    We also are experiencing competition from companies that provide alternative storage technologies such as flash memory, which have substantially replaced disc drives in lower capacity handheld devices. Principal competitors include Samsung, Toshiba, Micron, SanDisk and Intel.

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

Product Life Cycles and Changing Technology.    Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disc drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated the need to quickly achieve product cost effectiveness. Changing technology also necessitates the need for on-going investments in research and development, which may be difficult to recover due to rapid product life cycles. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance. We believe that our future success will depend upon our ability to rapidly develop, manufacture and market products of high quality and reliability on a cost-effective basis. Introduction of any technology that delivers storage at an attractive price, or has other features not offered by disc drives, may be disruptive to the disc drive industry.

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year when IT budget calendars provide for more spending.

Research and Development

We are committed to developing new component technologies, products and alternative storage technologies, including solid state technology. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a common platform and subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disc drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2008, 2007 and 2006, we had product development expenses of approximately $1 billion, $904 million and $805 million, respectively, which represented 8%, 8% and 9% of our consolidated revenue, respectively.

Patents and Licenses

As of June 27, 2008, we had approximately 4,015 U.S. patents and 723 patents issued in various foreign jurisdictions as well as approximately 1,188 U.S. and 579 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that the improvement of existing products, reliance upon trade secret law, protection of unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we believe that patents are valuable to our business and intend to continue our efforts to protect and obtain patents, where available, in connection with our research and development program.

The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see “Item 3. Legal Proceedings.” The costs of engaging in intellectual property litigation in the past have been and may be substantial, irrespective of the merits of the claim or the outcome. We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to licenses.

Backlog

In view of our customers’ rights to cancel or defer orders with little or no penalty, we believe backlog in the disc drive industry is of limited indicative value in estimating future performance and results.

Employees

At June 27, 2008, we employed approximately 54,000 employees, temporary employees and contractors worldwide, of which approximately 42,000 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Environmental Matters

Our operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

We have established environmental systems and continually update our environmental policies and standard operating procedures for our operations worldwide. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures.

Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law and its state equivalents), can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We were identified as a potentially responsible party at several superfund sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few at this time.

While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these superfund sites and contaminated sites to be material.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which prohibits the use of certain substances, including lead, in certain products, including disc drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment (“WEEE”) directive, which makes producers of electrical goods, including disc drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.

Executive Officers

The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 12, 2008. There are no family relationships among any of our executive officers.

William D. Watkins Chief Executive Officer and Director age 55	Mr. Watkins has been Chief Executive Officer since 2004, and a Director of Seagate since 2000. Prior to that, he was President and Chief Executive Officer from 2004 to 2006; President and Chief Operating Officer from 2000 to 2004; Executive Vice President and Chief Operating Officer from 1998 to 2000; and Executive Vice President, Recording Media Operations from 1996 to 1998. Mr. Watkins is also a member of the Board of Directors of Maxim Integrated Products, Inc.

David A. Wickersham President and Chief Operating Officer age 52	Mr. Wickersham has been President since 2006 and Chief Operating Officer since 2004. He served as Chief Operating Officer and Executive Vice President from 2004 to 2006; Executive Vice President, Global Disc Storage Operations from 2000 to 2004, Senior Vice President, Worldwide Product Line Management from 1999 to 2000; and Senior Vice President, Worldwide Materials from 1998 to 1999.

Charles C. Pope Executive Vice President and Chief Financial Officer age 53	Mr. Pope has been Executive Vice President and Chief Financial Officer since 1999. From 1998 to 1999 he was Senior Vice President and Chief Financial Officer. Prior to that, he was Senior Vice President Finance, Storage Products from 1997 to 1998; Vice President Finance, Storage Products from 1996 to 1997; Vice President/General Manager, Media from 1994 to 1996; Vice President Finance and Treasurer from 1991 to 1994; and Vice President, Finance Far East Operations from 1989 to 1991.

Brian S. Dexheimer Division President, Consumer Solutions age 45	Mr. Dexheimer has been Division President of our Consumer Solutions division since March 2008. He served as Executive Vice President and Chief Sales & Marketing Officer from 2006 to 2008. Prior to that he was Executive Vice President, Storage Business and Worldwide Sales, Marketing and Customer Service from 2005 to 2006; Executive Vice President, Worldwide Sales, Marketing and Customer Service from 2000 to 2005; Senior Vice President, Worldwide Sales from 1999 to 2000; Senior Vice President, Personal Storage Group/Product Line Management from 1998 to 1999; Vice President, and General Manager, Removable Storage Solutions from 1997 to 1998.

Robert Whitmore Executive Vice President and Chief Technology Officer age 46	Mr. Whitmore has been Executive Vice President Product and Process Development and Chief Technology Officer since 2007. Prior to that he was Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President, Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.

D. Kurt Richarz Executive Vice President, Sales and Customer Service Operations age 47	Mr. Richarz joined Seagate in May 2006, when we acquired Maxtor. He has served as our Executive Vice President, Sales and Customer Service Operations since May 2008. Previously, he served as Vice President of Global OEM Sales from 2006 to 2007 and Senior Vice President of Global OEM Sales from 2007 to 2008. At Maxtor, from 2002 to 2006, he served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

Jaroslaw S. Glembocki Senior Vice President, Recording Heads and Media age 52	Mr. Glembocki has been Senior Vice President, Recording Heads and Media Operations since 2000. Prior to that he was Senior Vice President/General Manager, Recording Media Group, from 1997 to 2000; and Vice President, Engineering and CTO Media from 1996 to 1997.

W. David Mosley Senior Vice President, Global Disc Storage Operations age 41	Mr. Mosley has been Senior Vice President, Global Disc Storage Operations since 2007. Prior to that, he was Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

Patrick J. O’Malley Senior Vice President, Finance, Principal Accounting Officer and Treasurer[1] age 46	Mr. O’Malley has been Senior Vice President, Finance since October 2005, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director of Finance/ Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988.

Glen A. Peterson Senior Vice President, Worldwide Finance age 46	Mr. Peterson has been Senior Vice President, Worldwide Finance since January 2004. Prior to that, he was Vice President, Finance and Treasurer from 1998 to 2004; and Director, Strategic Planning from 1995 to 1998.

Kenneth M. Massaroni Senior Vice President, General Counsel and Corporate Secretary age 47	Mr. Massaroni has been Senior Vice President, General Counsel and Corporate Secretary since April 2008. He served as Vice President and Acting General Counsel from December 2007 to April 2008, and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta from 1997 to 2006. In addition, Massaroni has also held senior patent counsel positions at Motorola from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems from 1990 to 1992 and as a patent attorney at Energy Conversion Devices from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

David Z. Anderson Vice President, Finance, Storage Markets age 43	Mr. Anderson joined Seagate in 1995, and has served as our Vice President, Finance, Storage Markets, since 2007. He previously held positions as Vice President, Finance, Asia Operations from 2005 to 2007 and Senior Director, Corporate Accounting, Compliance and External Reporting and Corporate Financial Planning & Analysis from 2003 to 2005. Prior to 2003, Mr. Anderson held a variety of progressively senior management positions within the Finance organization of the Company. On July 1, 2008, Mr. Anderson was appointed Principal Accounting Officer and Treasurer of the Company. The transition by which Mr. Anderson will assume the responsibilities of these offices began on July 1, 2008, and he will formally acquire the titles on August 25, 2008.

[1]

On April 24, 2008, the Board of Directors appointed Mr. O’Malley to serve as Executive Vice President and Chief Financial Officer of Seagate, effective as of August 25, 2008. Mr. O’Malley will succeed Mr. Pope, who, on April 24, 2008, notified Seagate of his intention to retire from his position as Chief Financial Officer as of August 25, 2008. Effective as of August 25, 2008, Mr. Pope will transition to the position of Executive Vice President, Strategic Planning and Corporate Development.

Financial Information

Financial information for the Company’s reportable business segments and about geographic areas is set forth in “Item 8. Financial Statements and Supplementary Data—Note 6, Business Segment and Geographic Information.”

Available Information

Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934 (“1934 Exchange Act”), as amended, and we file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because the Company makes filings to the SEC electronically, you may access this information at the SEC’s Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not part of this Form 10-K.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. The pricing environment in the fourth fiscal quarter of 2008 was substantially as we had initially expected, and we expect continuous price erosion for fiscal year 2009 as our competitors continue these efforts.

Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. Our ability to offset the effect of price erosion is also diminished during times when product life cycles for particular products are extended, allowing competitors more time to enter the market. The growth of sales to distributors that serve producers of non-branded products in the personal storage sector may also contribute to increased price erosion. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our result of operations.

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
Samsung Electronics Incorporated
Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disc drives as a stand-alone product, and the term “captive” refers to disc drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disc drives or other electronic data storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. Because components other than disc drives generally contribute a greater portion of the operating margin on a complete computer system than do disc drives, captive manufacturers do not necessarily need to realize a profit on the disc drives included in a complete computer system and, as a result, may be willing to sell disc drives to third parties at very low margins. In addition, captive manufacturers are also formidable competitors because they have more substantial resources than we do. Samsung and Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disc drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disc drive manufacturers, our results of operations will be adversely affected.

In response to customer demand for high-quality, high-volume and low-cost disc drives, manufacturers of disc drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of large production facilities and industry consolidation can contribute to the intensification of competition.

We face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disc drives or other electronic data storage products.

We have also experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disc drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have recently announced solid state drives (“SSDs”) for notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disc drives. Certain customers for both enterprise and notebook compute applications have indicated an interest in investigating SSDs as alternatives to hard drives in certain applications.

Volatility of Quarterly Results—Our quarterly operating results fluctuate, sometimes significantly, from period to period, and this may cause our share prices to decline.

In the past, our quarterly revenue and operating results have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•

adverse changes in the level of economic activity in the United States and other major regions in which we do business, though especially in the United States, where economic activity slowed during the second half of our fiscal 2008;

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

•

delays or problems in our introduction of new products, particularly new disc drives with lower cost structures, due to inability to achieve high production yields, delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•

increased costs or adverse changes in availability of supplies of raw materials or components, especially in light of recent consolidation among component suppliers, building inflationary pressure, and the continuing weakness of the U.S. Dollar as compared to other currencies;

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure you that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If we cannot successfully deliver competitive products, then our future results of operations may be adversely affected.

Smaller Form Factor Disc Drives—If we do not continue to successfully market smaller form factor disc drives, our business may suffer.

The disc drive industry is experiencing significant increases in sales of smaller form factor disc drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also including personal computers and enterprise storage applications. Much of our recent revenue growth is derived from the sale of small form factor drives for notebook and enterprise applications. Our continued success will depend on our ability to develop and introduce such small form factor drives at desired price and capacity points faster than our competitors.

We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in flash memory largely replacing disc drives in handheld applications. We believe that the demand for disc drives to store or back up related media content from such handheld devices, however, continues to grow. While this competition has traditionally been limited to the markets for handheld consumer electronics applications, these competitors have announced SSDs for notebook and enterprise compute applications.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disc drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for notebook and enterprise compute applications, then our customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

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

•

the impact of competitive product announcements and possible excess industry supply both with respect to particular disc drive products and with respect to competing alternative storage technology solutions such as SSDs in notebook and enterprise compute applications;

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

Moreover, we face the related risk that consumers and businesses may wait to make their purchases if they want to buy a new product that has been shipped or announced but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may be less efficient and cost effective compared to new products. As a result, even if we are among the first-to-market with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

Dependence on Sales of Disc Drives in Consumer Electronics Applications—Our sales of disc drives for consumer electronics applications which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

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

Dependence on Sales of Disc Drives Directly to Consumers Through Retail Outlets—Our sales of disc drives directly to consumers through retail outlets can experience significant volatility due to seasonal and other factors which could materially adversely impact our future results of operations.

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

Dependence on Supply of Components, Equipment, and Raw Materials—If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disc drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disc drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including media, aluminum and glass substrates that we do not manufacture, recording media and heads, ASICs, spindle motors, printed circuit boards and suspension assemblies. If our vendors for these components are unable to meet our requirements, we could experience a shortage in supply, which would adversely affect our results of operations.

In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general.

Consolidation among component manufacturers may result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components.

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

Perpendicular Recording Technology—Products based on perpendicular technology require increased quantities of precious metals and scarce alloys like platinum and ruthenium which increases risk of higher costs and production delays that could adversely impact our operating results.

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

Importance of Controlling Operating Costs—If we do not control our operating expenses, we will not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time controlling operating expenses. In the past, these activities have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

Industry Demand—Changes in demand for computer systems and storage subsystems have caused and may cause in the future a decline in demand for our products.

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

Dependence on Distributors—We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

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

Accounting Charges Related to Acquisition of Maxtor and other recently acquired companies—We expect the acquisition of Maxtor and other recently acquired companies will continue to result in additional accounting charges, which may continue to have an adverse effect on our fiscal year 2009 operating results.

We expect that, as a result of the acquisition of Maxtor and other recently acquired companies, our fiscal year 2009 results of operations will continue to be adversely affected by non-cash accounting charges, the most significant of which relates to the amortization of acquired intangible assets.

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

Changes in Electronic Data Storage Products—Future changes in the nature of electronic data storage products may reduce demand for traditional disc drive products.

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

Risks Associated with Future Strategic Alliances, Joint Ventures or Investments—We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely effect our results of operations and financial condition: actions brought in the United States by Convolve, Inc., and the Massachusetts Institute of Technology, Siemens AG, and StorMedia Texas LLC.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition. See See Part II, “Item 8, Note 9, Legal, Environmental, and Other Contingencies – Intellectual Property Litigation” for a description of pending intellectual property proceedings.

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

Significant Debt Service Requirements—Servicing our debt requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

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

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. While we continue to improve our disaster recovery processes, system failures and other interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.

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

We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of June 27, 2008, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

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

On July 15, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before August 15, 2008 to our common shareholders of record as of August 1, 2008.

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

Current Global Credit and Financial Market Conditions—Current global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments, or auction rate securities and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

The recent negative conditions in the global credit markets have prevented some investors, including us, from liquidating auction rate securities because the amount of securities submitted for sale at auction has exceeded the amount of purchase orders for such securities. During the quarter ended June 27, 2008, all $31 million of our auction rate securities continued to fail at auction. As a result we recorded a temporary unrealized loss of $3 million to other comprehensive income. We will continue to analyze our auction rate securities each reporting period for impairment as we may be required to record an impairment charge if in the future we determine that there is a decline in the fair value which is other than temporary.

While as of the date of this filing, we are not aware of any other downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 27, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our company headquarters is located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore and Thailand and, in the United States, in California and Minnesota. Our principal disc drive design and research and development facilities are located in Colorado, Minnesota, Pennsylvania, Massachusetts and Singapore. Portions of our facilities are occupied under leases that expire at various times through 2082. We occupy a total of 9.6 million square feet, of which, 6.7 million is for manufacturing and warehousing, 1.6 million is for product development and 1.3 million is for administrative purposes. In addition, there are approximately 1.0 million square feet that is currently unoccupied.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8, Note 9, Legal, Environmental, and Other Contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Chief Executive Officer has certified to the NYSE that he is unaware of any violation by the Company of the NYSE’s corporate governance listing standards. On November 15, 2007, we submitted our Annual CEO Certification as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “STX” since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 29, 2006	$25.20	$19.15
Quarter ended December 29, 2006	$27.27	$20.73
Quarter ended March 30, 2007	$28.51	$22.94
Quarter ended June 29, 2007	$23.47	$20.10
Quarter ended September 28, 2007	$26.84	$21.63
Quarter ended December 28, 2007	$28.91	$23.62
Quarter ended March 28, 2008	$26.10	$18.60
Quarter ended June 27, 2008	$22.78	$18.69

The closing price of our common shares as reported by the New York Stock Exchange on August 7, 2008 was $14.89 per share. As of August 7, 2008 there were approximately 2,093 holders of record of our common shares. We did not sell any of our equity securities during fiscal year 2008 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our common shares for the period starting on December 11, 2002, which was the initial trading date of the common shares, to June 27, 2008. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor’s 500 Stock Index over the same period. The graph assumes that on December 11, 2002, $100 was invested in our common shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Seagate Technology operates on a 52 or 53 week fiscal year which ends on the Friday closest to June 30. Accordingly, the last trading day of Seagate Technology’s fiscal year may vary. Fiscal year 2006 was 52 weeks long and ended on June 30, 2006. Fiscal year 2007 was 52 weeks long and ended on June 29, 2007. Fiscal year 2008 was 52 weeks long and ended on June 27, 2008.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*

Among Seagate Technology, The S&P 500 Index

And The Dow Jones US Computer Hardware Index

	12/11/02	6/27/03	7/2/04	7/1/05	6/30/06	6/29/07	6/27/08
Seagate Technology	100.00	159.03	125.81	156.44	207.36	202.70	184.86
S&P 500	100.00	105.19	125.29	133.22	144.72	174.51	151.62
Dow Jones US Computer Hardware	100.00	105.80	115.05	133.03	135.88	193.80	193.20

*	$100 invested on 12/11/02 in stock or on 11/30/02 in index-including reinvestment of dividends.
Indexes	calculated on month-end basis.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Copyright© 2008 Dow Jones & Co. All rights reserved.

Dividends

We are currently paying our shareholders a quarterly dividend of no more than $0.12 per share (up to $0.48 per share annually) so long as the aggregate amount of the dividend does not exceed 50% of our cumulative consolidated net income plus 100% of net cash proceeds received from the issuance of capital, all of which are measured from the period beginning June 30, 2001 and ending the most recent fiscal quarter in which financial statements are internally available.

We are restricted in our ability to pay dividends by the covenants contained in our revolving credit facility. Our declaration of dividends is also subject to Cayman Islands law and the discretion of our board of directors. Under the terms of the Seagate Technology shareholders agreement (which was amended on September 2, 2004) at least seven members of our board of directors must approve the payment of dividends in excess of 15% of our net income in the prior fiscal year (provided that such consent is not required to declare and pay our regular quarterly dividend of up to $0.12 per share). In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

Since the closing of our initial public offering in December 2002, we have paid dividends, pursuant to our quarterly dividend policy totaling approximately $820 million in the aggregate. The following are dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 18, 2006	September 1, 2006	$0.08
November 3, 2006	November 17, 2006	$0.10
February 2, 2007	February 16, 2007	$0.10
May 4, 2007	May 18, 2007	$0.10
August 3, 2007	August 17, 2007	$0.10
November 2, 2007	November 16, 2007	$0.10
February 1, 2008	February 15, 2008	$0.10
May 2, 2008	May 16, 2008	$0.12

Because we had current earnings and profits in excess of distributions for our taxable year ended June 27, 2008, distributions on our common shares to U.S. shareholders during this period were treated as dividend income for U.S. federal income tax purposes. We anticipate that we will have earnings and profits in excess of distributions in fiscal year 2009. Therefore, distributions to U.S. shareholders in fiscal year 2009 are anticipated to be treated as dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

Repurchases of Our Equity Securities

During fiscal year 2008, we repurchased approximately 65 million common shares through open market repurchases at an average price of $22.89 for a total of approximately $1.5 billion. Of this amount, we repurchased approximately $974 million under the $2.5 billion August 2006 stock repurchase plan and approximately $500 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of our outstanding common shares over 24 months.

As of June 27, 2008, we had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.0 billion remaining under the February 2008 stock repurchase plan. Share repurchases during fiscal year 2008 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
August 2006 Stock Repurchase Plan
Total Through 3rd Quarter of Fiscal Year 2008	104.1	$24.02	104.1	$—

February 2008 Stock Repurchase Plan
Total Through 3rd Quarter of Fiscal Year 2008	13.4	$23.06	13.4	$2,191
April 2008	9.1	$21.54	22.5	$1,995
May 2008	—	—	—	$1,995
June 2008	—	—	—	$1,995

Total Through 4th Quarter of Fiscal Year 2008	22.5	$22.44	22.5	$1,995

ITEM 6.	SELECTED FINANCIAL DATA

We list in the table below selected historical consolidated and combined financial information relating to us for the periods indicated.

•

We have derived our historical financial information as of June 27, 2008 and June 29, 2007 and for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006 from our audited consolidated financial statements and related notes included elsewhere in this report.

•

We have derived our historical financial information as of June 30, 2006, July 1, 2005 and July 2, 2004 and for the fiscal years ended July 1, 2005 and July 2, 2004 from our audited consolidated financial statements and related notes not included in this report.

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006(1)	July 1, 2005	July 2, 2004
	(In millions, except per share data)
Revenue	$12,708	$11,360	$9,206	$7,553	$6,224
Gross margin	3,205	2,185	2,137	1,673	1,459
Income from operations	1,376	614	874	722	444
Net income	1,262	913	840	707	529
Basic net income per share	2.46	1.64	1.70	1.51	1.17
Diluted net income per share	2.36	1.56	1.60	1.41	1.06
Total assets	10,120	9,472	9,544	5,244	3,942
Total debt	2,030	2,063	970	740	743
Shareholders’ equity	$4,586	$4,737	$5,212	$2,541	$1,855

Number of shares used in per share computations:
Basic	512	558	495	468	452
Diluted	538	587	524	502	498
Cash dividends declared per share	$0.42	$0.38	$0.32	$0.26	$0.20

(1)	Seagate Technology’s results include Maxtor’s results from May 19, 2006 through June 30, 2006.

Year Ended June 27, 2008

Includes $262 million of variable performance-based compensation, $88 million in restructuring and other costs primarily related to the closure of our Limavady, Northern Ireland and Milpitas, California operations, $98 million of stock-based compensation expense, $20 million in gains on the sale of assets, charges primarily related to our acquisitions of Maxtor, EVault and MetaLINCs which include $94 million in the amortization of acquired intangibles and $15 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged.

Year Ended June 29, 2007

Our fiscal year 2007 included Maxtor’s operating losses largely recognized during the first half of fiscal year 2007 as we transitioned Maxtor products to Seagate products and acquisition and integration related charges recognized over the entire fiscal year and includes a $359 million tax benefit resulting from a favorable adjustment to the valuation allowance related to our deferred tax assets, $101 million of stock-based compensation expense, a $40 million increase in the provision for doubtful accounts receivable related to the termination of our distributor relationship with eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”), a $29 million restructuring charge, a $19 million charge related to the redemption of our $400 million 8% Senior Notes previously due 2009 (“8% Notes”) and charges related to our acquisition of Maxtor which include $42 million in integration and retention costs, net of related tax effects, $150 million in the amortization of acquired intangibles, $27 million in stock-based compensation charges related to Maxtor options assumed and nonvested shares exchanged and the settlement of $18 million in customer compensatory claims related to legacy Maxtor products.

Year Ended June 30, 2006

Includes $163 million of variable performance-based compensation, $74 million of stock-based compensation expense as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), Maxtor’s operating losses from May 19, 2006 through June 30, 2006 and charges related to our acquisition of Maxtor which include $38 million in integration and retention costs, net of related tax effects, $24 million in the amortization of acquired intangibles and $16 million in stock-based compensation.

Year Ended July 1, 2005

Includes $131 million of variable performance-based compensation, a $14 million reduction in operating expenses related to the reduction in accrued benefit obligations associated with our post-retirement medical plan and approximately $10 million in income from the settlement of a litigation matter.

Year Ended July 2, 2004

Includes a $125 million income tax benefit from the reversal of accrued income taxes relating to tax indemnification amounts, a $59 million restructuring charge and $24 million of variable performance-based compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006. Unless the context indicates otherwise, as used herein, the terms “we,” “us” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, together with its subsidiaries.

You should read this discussion in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending October 3, 2008 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, such risks and uncertainties include the impact of the variable demand and the aggressive pricing environment for disc drives, particularly in view of current domestic and global economic uncertainty; dependence on our ability to successfully qualify, manufacture and sell our disc drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disc drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disc drive products; our ability to achieve projected cost savings in connection with our announced restructuring plans; market conditions and alternative cash imperatives which could impact our ability to repurchase stock; and the factors listed in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the world’s leading provider of hard disc drives, based on revenue and units shipped. We design, manufacture, market and sell hard disc drives. Hard disc drives, commonly referred to as disc drives or hard drives, are devices that store digitally encoded data on rapidly rotating platters or discs with magnetic surfaces. The performance attributes of disc drives, including their cost effectiveness and high storage capacities has resulted in disc drives being used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet.

We produce a broad range of disc drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disc drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

We sell our disc drives primarily to major original equipment manufacturers (OEMs), and we also market to distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers including Hewlett-Packard, Dell, EMC, IBM and Lenovo. We also have key relationships with major distributors, who sell our disc drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Substantially all of our revenue is denominated in U.S. dollars.

The following table summarizes our disc drive revenue from sales to OEMs, distributors and retailers:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
Revenues by Channel (%)
OEM	67%	64%	72%
Distributors	26%	30%	25%
Retailers	7%	6%	3%
Revenues by Geography (%)
North America	30%	30%	30%
Europe	27%	27%	27%
Far East	43%	43%	43%

The only customer exceeding 10% of our disc drive revenue for fiscal years 2006 through 2008 was Hewlett-Packard. Dell exceeded 10% of our disc drive revenue in fiscal years 2008 and 2006.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Disc Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development investments required, the disc drive industry has undergone significant consolidation as disc drive manufacturers and component manufacturers merged with other companies or exited the industry. Through such combinations, disc drive manufacturers have also become increasingly vertically integrated. While recent combinations have limited the opportunity for additional industry consolidation, the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations, may still drive future industry consolidation. Additionally, we may in the future face indirect competition from present and potential customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

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

Disc Drive Industry Demand Trends

We believe that the disc drive industry is experiencing the following demand trends:

We believe that technological advances in storage technology and a proliferation of non-compute applications is increasingly driving the broad, global proliferation of digital content through the creation, sharing, aggregation, distribution, consumption and protection of all types of digital content. We believe that growth in digital content is being driven by increases in media-rich as well as user generated content, the digitization of content previously stored in analog format and the duplication of content in multiple locations. As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, back up and use such content.

We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as increasing legal and regulatory requirements and changes in the nature and amount of data being stored has necessitated additional storage. Additionally, the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content.

•

Disc Drives for Mobile Computing.    The mobile computing market is growing faster than the market for desktop computers as price and performance continue to improve. Notebook systems are increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance. We estimate that in fiscal year 2008, industry shipments of disc drives for mobile compute applications grew approximately 45% from fiscal year 2007.

The disc drive industry has recently seen the introduction of alternative technologies that directly compete with mobile disc drives. For example, certain manufacturers have introduced solid state drives (SSDs), using flash memory technology, which is an alternative to disc drives in certain applications. Due to the high capital requirements and capacity required to manufacture flash memory, we believe the perceived benefits of SSDs are not currently realized at an attractive cost relative to hard disc drives, particularly in higher capacity applications. We believe that the market for these alternative technologies is still developing and because of the current high cost per gigabyte of these storage solutions, we do not expect these solutions to have a significant near-term impact on the overall market for disc drives for mobile computing.

•

Disc Drives for Enterprise Storage.    The need to address the expansion in data storage management requirements has increased the demand for new hardware storage solutions for both mission critical and business critical enterprise storage.

Mission critical enterprise storage is defined by the use of high performance, high capacity disc drives for use in applications which are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to grow, driven by many enterprises continuing to move network traffic to dedicated storage area networks (SANs). In addition, many enterprises are moving away from the use of server-attached storage to network-attached storage (NAS). Both of these solutions are comprised principally of high performance, high capacity disc drives with sophisticated software and communications technologies. In addition, many enterprises are also consolidating data centers, aiming to increase speed and reliability within a smaller space, reducing network complexity and increasing energy savings, which has led to an increased demand for more energy efficient, small form factor disc drives. SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disc drives. In addition, enterprises are considering the use of SSDs in applications where rapid processing is required for high volume transaction data. The timing of the adoption of SSDs in these applications is currently unknown as enterprises weigh the cost benefits of mission critical enterprise disc drives relative to the perceived performance benefits of SSDs.

Business critical enterprise storage is an emerging and growing application in enterprise storage whereby enterprises are using higher capacity disc drives to store less frequently accessed, less time-critical, but capacity-intensive data. Because of recent decreases in cost per gigabyte, business critical electronic data which historically has been stored on tape or other backup and archival technologies are now being stored on these high capacity disc drives. In the long-term, however, we believe that this trend towards business critical systems that utilize high capacity, enterprise class serial advanced technology architecture (SATA) and serial attached small computer system interface (SAS) will, in addition to expanding the overall enterprise market, likely shift some demand from disc drives used in traditional mission critical enterprise storage.

•

Disc Drives for Branded Solutions.    We believe that the proliferation of media-rich digital content has increased consumer demand for storage to augment their current desktop or notebook disc drive capacities. Consumers are also using external branded storage solutions to backup and secure data in case of disaster or system failure.

•

Disc Drives for Desktop Computing.    We believe growth in disc drives for desktop computing has moderated, in part due to the growth in demand for notebook computers, particularly in developed countries. We believe that current growth in demand for disc drives in desktop computing is focused on developing markets where price remains a primary consideration. Demand for inexpensive, high capacity external storage has also driven growth of 3.5-inch desktop disc drives.

•

Disc Drives for Consumer Electronics.    Disc drives in the consumer electronics (CE) markets are primarily used in high-capacity solutions, such as DVRs, that require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which is used in lower capacity CE applications. We believe the demand for disc drives in CE will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. Although solid state or flash memory has largely replaced disc drives in handheld applications, we believe that the demand for disc drives to store, hold or back up related media content from such handheld devices, continues to grow.

We believe that for some of the fastest growing applications described above, the demand is focused on higher capacity disc drive products.

Product Life Cycles and Changing Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disc drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated the need to quickly achieve product cost effectiveness. Changing technology also necessitates the need for on-going investments in research and development, which may be difficult to recover due to rapid product life cycles. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

The disc drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year when IT budget calendars provide for more spending. We expect the disc drive industry to experience normal seasonal patterns of increased demand for the September 2008 quarter.

Recording Heads and Media

Due to industry consolidation there are limited number of independent suppliers of recording heads and media available to disc drive manufacturers. As a result, vertically integrated disc drive manufacturers, who manufacture their own recording heads and media, are less dependent on external supply of recording heads and media than less vertically integrated disc drive manufacturers. While we believe that there is adequate supply to meet currently identified industry demand, these consolidations may limit the supply of recording heads and media from independent suppliers in the long-term.

Commodity and Other Manufacturing Costs

The production of disc drives requires precious metals, scarce alloys and industrial commodities, that are subject to fluctuations in prices, and the supply of which has at times been constrained. Recent increases in the price of many commodities have resulted in higher costs of materials used in the manufacture of disc drive products. Additionally, adverse economic conditions such as rising fuel costs may further increase commodity, manufacturing and freight costs. Should the disc drive industry not be able to pass these costs onto customers, gross margins may be impacted.

Industry Supply Balance

Historically, the industry has from time to time experienced periods of imbalances between supply and demand. To the extent that the disc drive industry builds capacity and products based on expectations of demand that do not materialize, there may be an oversupply of products that could lead to increased price erosion. Conversely, during periods where demand exceeds supply, price erosion is generally more benign. The industry, excluding Seagate, exited the June 2008 quarter with what we believe to be approximately five weeks of distribution inventory in the desktop channel, which is consistent with historical seasonal patterns.

Seagate Overview

We are the world’s leading provider of hard disc drives, based on revenue and units shipped. Our products address the enterprise, desktop, mobile computing and CE and branded solutions storage markets. The Seagate 3.5-inch and 2.5-inch disc drive units used in our branded storage products are reported in the desktop and mobile market information, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as read/write heads and recording media. We believe that our control of these key technologies, combined with our platform design and manufacturing, will enable us to achieve product performance, time-to-market leadership and manufacturing flexibility, which will allow us to respond to customers and market opportunities. Our technology ownership, combined with our integrated design and manufacturing approach, has allowed us to effectively leverage our leadership in traditional computing to enter new markets with only incremental product development and manufacturing costs.

Maxtor Acquisition

During fiscal year 2007, we completed our integration of Maxtor, including customer and product transitions where we replaced Maxtor designed disc drive products with Seagate designed disc drive products. Our fiscal year 2007 included Maxtor’s operating losses largely recognized during the first half of fiscal year 2007 as we transitioned Maxtor products to Seagate products and acquisition and integration related charges recognized over the entire fiscal year. We expect to continue to incur charges, the most significant of which are expected to be the amortization of acquired intangible assets.

Operating Performance

•

Revenue—Revenue in fiscal year 2008 rose to approximately $12.7 billion, driven by growth in the number of units shipped as a result of the continued growth in digital content and the resulting increase in demand for storage and customer acceptance of our new products. The increase in the number of units shipped and an improved mix of products shipped was partially offset by price erosion, which was relatively benign during the first half of the fiscal year as a result of favorable industry conditions, including well-balanced disc drive supply and demand, while being more pronounced during the second half of fiscal year 2008, as is consistent with historical seasonal patterns.

•

Enterprise—During fiscal year 2008, we believe we extended our leadership position in the enterprise market, shipping 20.3 million units, an increase of 22% from 16.7 million units in fiscal year 2007. The increase in the number of units shipped was primarily attributable to an increase in market demand for mission critical enterprise disc drives as server virtualization resulted in increased demand for 3.5-inch high-speed, high-capacity products in server-attached storage applications. Additionally, our sales of small form factor mission critical enterprise disc drives increased 80% to 7.2 million units as compared to fiscal year 2007. Our increased shipments resulted in our market share growth, which combined with an improved product mix, was partially offset by price erosion.

•

Mobile—In fiscal year 2008, we believe the overall mobile compute market grew approximately 45% from fiscal year 2007, with Seagate shipping 26.7 million units, an increase of 38% over fiscal year 2007. The increase in unit shipments from the prior fiscal year was driven by what we believe to be a continuing trend of notebooks systems increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance. Also, we saw an increase in the use of our mobile products in branded storage products. Our slower than market growth was mainly attributable to delayed product introductions allowing our competitors to capture additional market share during the year. In addition, the storage capacities for our mobile compute disc drive shipments are trending higher as notebooks are increasingly displacing desktop computers in the home. These increases in units shipped and a favorable product mix were offset by particularly pronounced price erosion.

•

Desktop—In fiscal year 2008, we believe we maintained our market leadership position with shipments of 111 million units, an increase of 13% over fiscal year 2007. This increase was mainly driven by increased demand for our desktop products, particularly in our higher capacities for 3.5-inch desktop products. We believe this demand is driven by the continued growth in digital content and the resulting increase in overall demand for desktop storage products and the use of our desktop disc drives in our branded storage products. This increase in demand and favorable product mix was offset by price erosion. In the global distribution channel, we exited the June 2008 quarter with distribution channel inventory for desktop products at approximately four weeks.

•

Consumer—In fiscal year 2008, we shipped a total of 24.6 million units in the CE market, a decrease of 3% from fiscal year 2007. This decrease was mainly attributable to a decrease of 36% in gaming units shipped compared to fiscal year 2007, only partially offset by a 33% increase in DVR shipments. We believe that increased penetration of DVRs in the home has resulted in incremental demand for disc drives for these applications. We believe the decreased demand for disc drives used in gaming applications has been due in part to some new gaming platforms not utilizing a disc drive and our decision to reduce participation in this market.

Other factors affecting income—In fiscal year 2008, our operating results included an expense of $262 million related to variable performance-based compensation, as compared to none in fiscal year 2007. During fiscal year 2008, we recorded restructuring costs of approximately $50 million related to the closure of our Limavady, Northern Ireland operations and approximately $19 million related to the closure of our Milpitas, California operations.

Seasonality

Historically, we have exhibited seasonally lower unit demand during the second half of each fiscal year, however, there were some recent quarters in fiscal year 2006 in which these seasonal trends were moderated. We saw a return to traditional seasonality in fiscal year 2007 and fiscal year 2008. For the September 2008 quarter, we expect to see demand in the desktop, mobile and CE markets to be seasonally higher than the June 2008 quarter, while we expect demand in the enterprise market to be flat to slightly up compared to the June 2008 quarter.

Recording Heads and Media

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. Our long-term strategy is to externally purchase approximately 10% of total recording media requirements. In July 2008, we announced the proposed closure of our recording media manufacturing facility in Milpitas, California. The closure is part of our ongoing focus on cost-efficiencies in all areas of our business. We plan to cease production at the Milpitas manufacturing facility in October 2008. We are continuing to expand our recording media production facilities in Singapore. We expect meaningful output from our new media facility in Singapore beginning the first quarter of fiscal year 2009 and we believe we will have adequate internal and external supply plans in place to support our requirements. Similar to our long-term strategy on recording media supply, our future plans include the evaluation and external purchase of up to 10% of recording heads requirements.

We purchase all of our glass substrates from third parties (mainly in Japan), which are used to manufacture our disc drives for mobile and small form factor CE products. Historically, we purchase approximately 70% of our aluminum substrates for recording media production from third parties. In December 2007, we announced the proposed closure of our substrate manufacturing facility in Limavady, Northern Ireland. The proposed closure is part of our ongoing focus on cost-efficiencies in all areas of our business. We plan to cease production at our Limavady facility during the first quarter of fiscal year 2009. We are in the process of adding an aluminum substrate manufacturing facility in Johor, Malaysia which will allow us to be more cost competitive and position us for future expansion, and reduce our external substrate purchases to approximately 50%. We expect meaningful output from our Johor facility in during the first quarter of fiscal year 2009.

Commodity and Other Manufacturing Costs

The production of disc drives requires precious metals, scarce alloys and industrial commodities, that are subject to fluctuations in prices, and the supply of which has at times been constrained. Recent increases in the price of many commodities have resulted in higher material costs for our products. Additionally, adverse economic conditions such as rising fuel costs may further increase our costs related to commodities, manufacturing and freight. Should we not be able to pass these increased costs onto our customers, our gross margins may be impacted.

In order to mitigate susceptibility to these conditions, we may maintain increased inventory of precious metals, scarce alloys and industrial commodities. In addition, we have increased our use of ocean shipments to help offset the increase in freight costs.

Capital Investments

In fiscal year 2008, we made $930 million of capital investments, $293 million of which we incurred in the June 2008 quarter. For fiscal year 2009, we expect approximately $1 billion in capital investment will be required to ensure continued alignment of our manufacturing capacity with customer demand and to finish our planned recording media and substrate capacity expansions in Asia, while we continue to improve our use of capital equipment.

Results of Operations

We list in the tables below the historical consolidated statements of operations in dollars and as a percentage of revenue for the fiscal years indicated.

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Revenue	$12,708	$11,360	$9,206
Cost of revenue	9,503	9,175	7,069

Gross margin	3,205	2,185	2,137
Product development	1,028	904	805
Marketing and administrative	659	589	447
Amortization of intangibles	54	49	7
Restructuring and other	88	29	4

Income from operations	1,376	614	874
Other income (expense), net	(47)	(53)	50

Income before income taxes	1,329	561	924
Provision for (benefit from) income taxes	67	(352)	84

Net income	$1,262	$913	$840

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(as a percentage of Revenue)
Revenue	100%	100%	100%
Cost of revenue	75	81	77

Gross margin	25	19	23
Product development	8	8	9
Marketing and administrative	5	5	5
Amortization of intangibles	—	1	—
Restructuring and other	1	—	—

Income from operations	11	5	9
Other income (expense), net	—	—	1

Income before income taxes	11	5	10
Provision for (benefit from) income taxes	1	(3)	1

Net income	10%	8%	9%

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenue

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Revenue	$12,708	$11,360	$1,348	12%

Revenue growth in fiscal year 2008 reflected a 15% growth in the number of disc drives shipped. We believe unit growth was driven by continued growth in digital content, the resulting increase in demand for storage and customer acceptance of our new products. Industry disc drive demand across all markets grew by

18% from fiscal year 2007, with our share of the desktop and enterprise markets increasing by 5% and 6%, respectively, while our share of the mobile compute and consumer electronic markets declined by 6% and 10%, respectively. The increase in the number of units shipped and an improved mix of products shipped was partially offset by price erosion, which was relatively benign during the first half of the fiscal year as a result of favorable industry conditions, including well-balanced disc drive supply and demand, while being more pronounced during the second half of fiscal year 2008, as is consistent with historical seasonal patterns.

Our overall average sales price per unit (ASP) for our products was $68 for fiscal year 2008, down from $71 in fiscal year 2007, as an improved mix of products shipped was more than offset by price erosion.

Unit shipments for our products in fiscal year 2008 were as follows:

•	Enterprise—20.3 million, up from 16.7 million units in fiscal year 2007.

•	Mobile—26.7 million, up from 19.4 million units in fiscal year 2007.

•	Desktop—111 million, up from 97.8 million units in fiscal year 2007.

•	Consumer—24.6 million, down from 25.3 million units in fiscal year 2007.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 9% of our gross revenue, for both fiscal years 2008 and 2007.

Cost of Revenue

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Cost of revenue	$9,503	$9,175	$328	4%
Gross margin	$3,205	$2,185	$1,020	47%
Gross margin percentage	25%	19%

For fiscal year 2008, cost of revenue increased due to a higher number of units shipped and a higher mix of products with higher average capacities, feature sets, and performance, partially offset by a 10% decline in the average cost per unit. The average cost per unit reduction was impacted by the more efficient utilization of our manufacturing capacity resulting from increased demand and the completed integration of Maxtor, transitions to more cost effective products, and the elimination of lower margin Maxtor designed products. The lower cost per unit combined with increased number of units shipped and improved mix of higher margin products resulted in gross margin improvement, which was partially offset by price erosion.

Product Development Expense

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Product development	$1,028	$904	$124	14%

Product development expense for fiscal year 2008 included $82 million in variable performance-based compensation compared to none in fiscal year 2007. Product development expenses associated with developing alternative technologies and storage services increased by $40 million, while depreciation and other research and development costs increased by approximately $29 million. These increases were partially offset by a decrease of $27 million in costs associated with the Maxtor acquisition.

Marketing and Administrative Expense

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Marketing and administrative	$659	$589	$70	12%

Marketing and administrative expenses increased primarily due to increases of $53 million in variable performance-based compensation compared to none in fiscal year 2007, $29 million in additional payroll expense resulting from increased headcount and salary increases, $38 million increase in expenses related to our data storage services and $32 million in incremental legal expenses. These increases were partially offset by a charge of approximately $40 million in fiscal year 2007 for the provision of doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its related affiliate entities (“eSys”) and a charge of $35 million for costs associated with the Maxtor acquisition in fiscal year 2007.

Amortization of Intangibles

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Amortization of intangibles	$54	$49	$5	10%

The increase in the amortization of intangibles was due primarily to the acquisition of EVault.

Restructuring and Other

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Restructuring and other	$88	$29	$59	203%

During fiscal year 2008, we recorded restructuring and other charges of $88 million, comprised mainly of restructuring charges related to the planned closures of our Limavady, Northern Ireland and our Milpitas, California operations.

The restructuring charges associated with the Limavady facility were primarily related to employee termination costs of approximately $29 million and approximately $18 million related to expected grant repayments. We plan to cease production at our Limavady facility during the first quarter of fiscal year 2009 and expect all activities related to this closure to be complete by the second half of fiscal year 2009. We expect additional restructuring charges of approximately $10 million to be recorded primarily over the next two quarters, resulting in aggregate restructuring charges of approximately $60 million to $65 million.

We recorded approximately $19 million in restructuring charges associated with employee termination costs related to the planned closure of our media manufacturing facility in Milpitas, California. We plan to cease production at our Milpitas facility during the first quarter of fiscal year 2009 and expect all activities related to this closure to be complete by the second half of fiscal year 2009. We expect additional restructuring charges of approximately $17 million to be recorded primarily over the next two quarters, resulting in an aggregate restructuring charge of approximately $36 million. In addition, as a result of the planned closure of the Milpitas facility, the Company expects approximately $38 million relating to accelerated asset depreciation to be recorded to cost of revenue in the first quarter of fiscal year 2009.

The remaining restructuring and other charges were primarily comprised of employee termination costs as a result of plans to continue the alignment of our global workforce with existing and anticipated business requirements around the world. We expect these restructuring activities to be completed by the end of our fourth quarter of fiscal year 2009.

Net Other Income (Expense)

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Other income (expense), net	$(47)	$(53)	$6	-11%

The change in Net other expense was primarily due to the positive impacts of approximately $21 million in gains from asset sales and a $15 million decrease in interest expense due to costs related to the early redemption in fiscal year 2007 of our previously outstanding 8% Senior Notes due 2009, partially offset by a $16 million decrease in interest income due primarily to lower yields and the recognition of a $4 million loss related to deferred compensation plan assets compared to a gain of $19 million in the prior fiscal year. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of revenue and operating expenses.

Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Provision for (benefit from) income taxes	$67	$(352)	$419	-119%

We recorded a provision for income taxes of $67 million for the fiscal year ended June 27, 2008 compared to a benefit from income taxes of $352 million for the fiscal year ended June 29, 2007. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

Our provision for income taxes recorded for the fiscal year ended June 27, 2008 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) a decrease in our valuation allowance for certain deferred tax assets, and (iii) tax expense related to intercompany transactions. Our provision for income taxes recorded for the fiscal year ended June 29, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) a decrease in our valuation allowance for certain deferred tax assets and (ii) the tax benefit related to the aforementioned tax holidays and tax incentive programs.

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

As of June 27, 2008, the deferred tax asset valuation allowance recorded was $433 million. Approximately $22 million of this amount relates to deferred tax assets acquired in the Maxtor acquisition for which the related benefit will be credited directly to goodwill when and if realized. The net increase in the valuation allowance in fiscal year 2008 was $34 million. In fiscal years 2007 and 2006, the valuation allowance decreased by $580 million and increased by $327 million respectively. The fiscal year 2007 valuation allowance release was largely due to the completion during 2007 of the restructuring of the Company’s intercompany arrangements, which enables the Company to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the intercompany sale of certain Maxtor assets.

As of June 27, 2008, we recorded net deferred tax assets of $890 million. The realization of $808 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of IRC Section 382 on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 27, 2008, $ 1.3 billion and $337 million of U.S. federal and state net operating losses, respectively, and $36 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

On January 3, 2005, we underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by our then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 27, 2008, there were $453 million of U.S. net operating loss carryforwards and $110 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change. To the extent we believe it is more likely than not that the deferred tax assets associated with tax attributes subject to this IRC Section 382 limitation will not be realized, a valuation allowance has been provided.

Effective at the beginning of the first quarter of fiscal year 2008, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, we increased our liability for net unrecognized tax benefits at the date of adoption. We accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. At June 27, 2008, we had approximately $374 million in total unrecognized tax benefits excluding interest and penalties. The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $63 million and $75 million as of June 29, 2007 and June 27, 2008, respectively.

Our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Condensed Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of June 27, 2008.

During the 12 months ending June 27, 2008, we recognized a previously unrecognized tax benefit of approximately $13 million related to the recognition of foreign uncertain tax benefits as a result of new information obtained during the year. We also recognized a previously unrecognized tax benefit of approximately $9 million for foreign uncertain tax benefits resulting in a reduction of the Maxtor goodwill as a result of the expiration of certain foreign statutes of limitation for pre-acquisition periods.

During the 12 months beginning June 28, 2008, we expect to reduce our unrecognized tax benefits by approximately $21 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution or timing of closure on open audits are highly uncertain as to when these events occur.

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

Revenue

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Revenue	$11,360	$9,206	$2,154	23%

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

Unit shipments for our products in fiscal year 2007 were as follows:

•	Enterprise—16.7 million, up from 14.3 million units in fiscal year 2006.

•	Mobile—19.4 million, up from 12.5 million units in fiscal year 2006.

•	Desktop—97.8 million, up from 73.8 million units in fiscal year 2006.

•	Consumer—25.3 million, up from 18.1 million units in fiscal year 2006.

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

Cost of Revenue

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Cost of revenue	$9,175	$7,069	$2,106	30%
Gross margin	$2,185	$2,137	$48	2%
Gross margin percentage	19%	23%

The increase in cost of revenue for fiscal year 2007 was principally as a result of the acquisition of Maxtor. The gross margin percentage decrease from fiscal year 2006 was due to the sale of lower margin Maxtor designed products during the first six months of fiscal year 2007; costs and charges related to our acquisition of Maxtor during fiscal year 2007 (including integration and retention costs of $54 million, stock-based compensation of $27 million, amortization of existing technology of $150 million, and an $18 million accrual for the settlement of customer compensatory claims associated with quality issues related to legacy Maxtor products shipped prior to the closing of the Maxtor acquisition); and an aggressive pricing environment in fiscal year 2007, particularly in the high capacity 3.5-inch and mobile markets in the first half of the year, and the low end OEM desktop and mobile markets in the second half. These effects were partially offset by the elimination of variable performance-based compensation for fiscal year 2007, compared to an expense of $76 million recorded in Cost of revenue in fiscal year 2006.

Product Development Expense

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Product development	$904	$805	$99	12%

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

Marketing and Administrative Expense

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Marketing and administrative	$589	$447	$142	32%

The increase in marketing and administrative expense from fiscal year 2006 was primarily due to the recording in our first quarter of a $40 million increase in the provision for doubtful accounts receivable related to eSys, previously a distributor of Seagate products, an increase of $86 million in salaries and benefits resulting from increased staffing levels due in part to the retention of certain Maxtor employees, an increase of $5 million in integration and retention costs related to the Maxtor acquisition, an increase of $11 million in advertising expense and an increase of $11 million in non-Maxtor stock-based compensation. These increases were partially offset by the elimination of variable performance-based compensation for fiscal year 2007, compared to an expense of $41 million in fiscal year 2006.

Amortization of Intangibles

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Amortization of intangibles	$49	$7	$42	600%

The increase in the Amortization of intangibles was primarily due Maxtor and EVault acquisitions.

Restructuring and Other

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Restructuring and other	$29	$4	$25	625%

During fiscal year 2007, we recorded restructuring costs of approximately $33 million in connection with our ongoing restructuring activities and reversed $4 million of restructuring accruals relating to the sale of a surplus building impaired in a prior restructuring. These costs were primarily a result of a restructuring plan established to continue the alignment of our global workforce with existing and anticipated business requirements, primarily in our U.S. and Far East operations and asset impairments. The restructuring costs were comprised of employee termination costs of approximately $14 million relating to a reduction in our workforce, approximately $11 million in charges related to impaired facility improvements and equipment as a result of the alignment plan, and approximately $8 million in charges related to impaired other intangibles. These restructuring activities are expected to be completed by the end of fiscal year 2008.

Net Other Income (Expense)

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Other income (expense), net	$(53)	$50	$(103)	-206%

Net other income changed by $103 million from net other income of $50 million in fiscal year 2006 to net other expense of $53 million in fiscal year 2007. The change in Net other income from fiscal year 2006 was primarily due to an increase in interest expense of $81 million related to our new $1.5 billion long-term debt issued in September 2006, as well as debt acquired in the Maxtor acquisition, and expenses of $19 million incurred in October 2006 related to the early retirement of our 8% Notes.

Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	Change	% Change
Provision for (benefit from) income taxes	$(352)	$84	$(436)	-519%

We recorded a benefit from income taxes of $352 million for the fiscal year ended June 29, 2007 compared to a provision for income taxes of $84 million for the fiscal year ended June 30, 2006. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020. Our provision for income taxes recorded for the fiscal year ended June 29, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) a decrease in our valuation allowance for certain deferred tax assets and (ii) the tax benefit related to the aforementioned tax holidays and tax incentive programs. Our provision for income taxes recorded for the fiscal year ended June 30, 2006 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) an increase in our valuation allowance for certain deferred tax assets, and (iii) utilization of research tax credits generated in that year.

Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 (“IRC Section 382”) on usage of certain tax attributes, we anticipated that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

During fiscal year ended June 29, 2007, we reduced our valuation allowance recorded in prior years for our deferred tax assets by $641 million. This release of valuation allowance was largely due to the completion during fiscal 2007 of the restructuring of our intercompany arrangements, which enabled us to forecast our U.S. profits with greater certainty and the recording of a U.S. taxable gain in connection with the intercompany sale of certain Maxtor intangible assets as described below. As a result of the valuation allowance release, we recorded a U.S. deferred tax benefit of $319 million and a $322 million reduction in the goodwill originally recorded in connection with the Maxtor acquisition. The reduction in goodwill was required in accordance with SFAS No. 109 as a result of the reversal of valuation allowance that had been previously recorded as of the date of acquisition against Maxtor related deferred tax assets primarily for tax net operating loss carryovers. The valuation allowance was reduced primarily to reflect the realization of acquired Maxtor net operating loss carryforwards due to increased forecasts of future U.S. taxable income and a $296 million gain for U.S. tax purposes from the intercompany sale of certain intellectual property rights to a foreign subsidiary. Approximately $120 million of tax expense associated with the gain on the intercompany sale of intangibles has been capitalized in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51) and is being amortized to income tax expense over a sixty-month period, which approximates the expected useful life of the intangibles sold in the intercompany transaction.

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

We had approximately $1.1 billion in cash, cash equivalents and short-term investments at June 27, 2008, which includes $990 million of cash and cash equivalents, which was flat from fiscal year 2007. During fiscal year 2008, cash provided by operating activities and cash provided by employee stock option exercises and employee stock purchases were offset by capital expenditures, the repurchase of our common shares, dividends paid to shareholders and the acquisition of MetaLINCS, Inc. (“MetaLINCS”).

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

As of June 27, 2008, we held auction rate securities in the amount of $31 million, all of which are collateralized by pools of student loans guaranteed by the Federal Family Education Loan Program. During the fiscal 2008 year, these securities failed to settle at auction and as a result we recorded an unrealized loss of $3 million and reclassified the securities to long-term investments.

At June 27, 2008, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 27, 2008.

Until required for other purposes, our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We operate in some countries that may have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct business in those countries, nor do we expect them to in the next 12 months.

The following table summarizes results of statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	June 30, 2006
Net cash flow provided by (used in):
Operating Activities	$2,538	$943	$1,457
Investing Activities	$(991)	$(402)	$(561)
Financing Activities	$(1,545)	$(463)	$(732)
Net increase in cash and cash equivalents	$2	$78	$164

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year 2008 was approximately $2.5 billion and included the effects of:

•	net income adjusted for non-cash items including depreciation, amortization, and stock-based compensation;

•	an increase of $351 million in accounts payable, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties;

•

an increase of $238 million in vendor non-trade receivables, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties (see Note 2 to the Notes to Consolidated Financial Statements);

•	an increase of $151 million in inventories, principally raw materials and finished goods; and

•	an increase of $154 million in accrued expenses, employee compensation and warranty.

Cash provided by operating activities for fiscal year 2007 was approximately $943 million and included the effects of:

•	net income adjusted for non-cash items including depreciation, amortization, stock-based compensation and tax benefits related to a change in our valuation allowance for deferred tax assets;

•	a decrease of $391 million in accounts payable;

•

a decrease of $465 million in accrued expenses, employee compensation and warranty. A large part of this increase was due to variable performance-based compensation earned during fiscal year 2006 and paid in fiscal year 2007;

•	the payment of accrued exit costs and retention bonuses related to the Maxtor acquisition; and

•	a reduction of $106 million in inventories.

Cash provided by operating activities for fiscal year 2006 was approximately $1.5 billion and included the effects of:

•	net income adjusted for non-cash items including depreciation, amortization and stock-based compensation;

•	increases of $190 million in accounts receivable and $113 million in inventories; and

•	increases of $91 million in accounts payable and $120 million in accrued expenses, employee compensation and warranty.

Cash Used in Investing Activities

During fiscal year 2008, we used $991 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $930 million and $74 million for the acquisition of MetaLINCS. The approximately $930 million we invested in property, equipment and leasehold improvements was primarily comprised of:

•	$88 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the Far East;

•	$490 million to upgrade and expansion of our recording media operations in the United States, Malaysia and Singapore;

•	$184 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$65 million for manufacturing facilities and equipment for alternative technologies in the United States; and

•	$103 million for research and development, information technology infrastructure and other facilities and equipment costs.

During fiscal year 2007, we used $402 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $906 million and $178 million (net of cash acquired) for the acquisition of EVault, partially offset by $675 million of maturities and sales of short-term investments in excess of purchases of short-term investments. The approximately $906 million we invested in property, equipment and leasehold improvements was primarily comprised of:

•	$192 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the Far East;

•	$414 million to upgrade and expansion of our recording media operations in the United States, Singapore and Northern Ireland;

•	$167 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$20 million for manufacturing facilities and equipment for alternative technologies in the United States; and

•	$113 million for research and development, information technology infrastructure and other facilities and equipment costs.

During fiscal year 2006, we used $561 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements partially offset by the maturities and sales of short-term investments in excess of purchases thereof, as well as net cash acquired from Maxtor. Specifically, during fiscal year 2006, we invested approximately $1.0 billion in property, equipment and leasehold improvements primarily comprised of:

•	$376 million for manufacturing facilities and equipment related to our subassembly and disc drive final assembly and test facilities in the Far East;

•	$143 million to upgrade and expansion of our recording media operations in the United States, Singapore and Northern Ireland;

•	$337 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$10 million for manufacturing facilities and equipment for alternative technologies in the United States; and

•	$142 million for research and development, information technology infrastructure, as well as Maxtor and other facilities and equipment costs.

During fiscal years 2006 through 2008, we increased capacity to support increased unit shipments and additional capacity for the ramp-up and production of Seagate-designed disc drive products to replace legacy Maxtor-designed products and to continue with our planned media and substrate capacity expansions in Asia. For fiscal year 2009, we expect approximately $1 billion in capital investment will be required to ensure continued alignment of our manufacturing capacity with of customer demand and to finish our planned recording media and substrate capacity expansions in Asia, while we continue to improve our utilization of capital equipment.

Cash Used in Financing Activities

Net cash used in financing activities of approximately $1.5 billion for fiscal year 2008 was primarily attributable to the repurchases of our common shares totaling $1.5 billion. Additionally, we paid approximately $216 million in dividends to our shareholders, repaid $34 million of our long-term debt and received approximately $178 million in cash from employee stock option exercises and employee stock purchases.

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

Liquidity Sources and Cash Requirements and Commitments

Our principal sources of liquidity as of June 27, 2008, consisted of: (1) approximately $1.1 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility that matures in September 2011 is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had used $62 million for outstanding letters of credit and bankers’ guarantees as of June 27, 2008, leaving $438 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 27, 2008, we are in compliance with all covenants.

In October 2006, we used $416 million of the net proceeds from the September 2006 issuance of $1.5 billion debt to redeem the $400 million principal amount of our 8% Notes and pay a $16 million redemption premium.

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. In addition, since the second half of fiscal year 2002 and through the June 2008 quarter, we have paid dividends to our shareholders.

On August 17, 2007, November 16, 2007, February 16, 2008 and May 16, 2008, we paid dividends aggregating approximately $216 million, or $0.42 per share, to our common shareholders of record as of August 3, 2007, November 2, 2007, February 1, 2008 and May 2, 2008. On July 15, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before August 15, 2008 to our common shareholders of record as of August 1, 2008. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disc drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

With respect to the closure of our Limavady and Milpitas facilities, we expect to pay cash restructuring charges aggregating approximately $25 million to $30 million in the next 12 months.

Because we had current earnings and profits in excess of distributions for our taxable year ended June 27, 2008, distributions on our common shares to U.S. shareholders during this period were treated as dividend income for U.S. federal income tax purposes. We anticipate that we will have earnings and profits in excess of distributions in fiscal year 2009. Therefore, distributions to U.S. shareholders in fiscal year 2009 are anticipated to be treated as dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes), of which $326 million were outstanding as of June 27, 2008, contain a cash conversion feature that will require Seagate to deliver the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. We will also be required to deliver an additional amount equal to the difference between the as-converted value of the notes and the principal amount in either cash or stock at our election. To the extent holders of the Maxtor notes choose to convert their notes, Seagate may require additional amounts of cash to meet this obligation. The payment of dividends to holders of the Company’s common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes and may continue in the future. If the conversion rate continues to increase, we may be required to book an increased amount of interest expense.

In December 2007, we completed our acquisition of MetaLINCS, in an all cash transaction valued at approximately $74 million. MetaLINCS provides enterprise level E-Discovery software that helps companies respond to litigation and regulatory issues which requires them to search large volumes of electronic data for relevant information.

During fiscal year 2008, we repurchased approximately 65 million of our common shares through open market repurchases at an average price of $22.89 for a total of approximately $1.5 billion. We repurchased approximately $974 million under the $2.5 billion August 2006 stock repurchase plan and approximately $500 million under a new plan announced on February 4, 2008, to repurchase up to an additional $2.5 billion of our outstanding common shares over 24 months. As of June 27, 2008 we had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.0 billion remaining under the February 2008 stock repurchase plan. See Part II, Item 5: “Market for Registrant’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Repurchases of Our Equity Securities.” During fiscal year 2007, we repurchased 62 million shares for $1.5 billion.

As part of our strategy, we may selectively pursue strategic alliances, acquisitions and investments. Any material future acquisitions, alliances or investments will likely require additional capital. We may enter into more of these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, any increased working capital requirements and share repurchases. If we are unable to meet our cash requirements out of existing cash or cash flow from operations, we cannot provide assurance that we will be able to obtain alternative financing on terms acceptable to us, if at all.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of June 27, 2008, have been summarized in the table below (in millions):

		Fiscal Year(s)
	Total	2009	2010- 2011	2012- 2013	Thereafter
Contractual Cash Obligations:
Long term debt (1)	$2,037	$361	$446	$630	$600
Interest payments on long-term debt	560	113	190	114	143
Capital expenditures	289	243	46	—	—
Operating leases (2)	281	42	77	54	108
Purchase obligations (3)	3,783	3,257	517	—	9

Subtotal	6,950	4,016	1,276	798	860
Commitments:
Letters of credit or bank guarantees	89	88	1	—	—

Total	$7,039	$4,104	$1,277	$798	$860

(1)	Included in long term debt for fiscal year 2009, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of June 27, 2008, we had a liability for unrecognized tax benefits including accrual for the payment of related interest totaling $210 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of June 27, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, accounting for income taxes, and the valuation of intangibles and goodwill. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and acquisition related restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more competitive than we anticipated, accruals for forward price protection rebates may be inadequate. In addition, during periods in which our distributors’ inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories are within the historical range.

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. Since fiscal year 2006, total sales programs have ranged from 7% to 9% of gross revenues. Due to the competitive pricing environment in our industry, sales programs as a percentage of gross revenue may increase from the current range. If such rebates and incentives trend upwards, revenues and margins will be reduced. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior periods have averaged 0.3% of quarterly gross revenue for fiscal years 2006 through 2008.

In addition, our failure to accurately predict the level of future sales returns by our distribution customers could have a material impact on our financial condition and results of operations.

Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of three to five years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. We use a statistical model to help with our estimates and we exercise considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from our estimates, or should the rate of future product technological advancements fail to keep pace with the past, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products and legacy Maxtor designed products because of limited experience with those products upon which to base our warranty estimates.

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

Our warranty cost has ranged from approximately 2% to 2.5% of revenue over the last three years. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that will impact the current period gross margins and income. Re-estimates of prior warranty accruals have approximated 0.5% or less of revenue in fiscal years 2006, 2007 and 2008. Higher than anticipated failures of specific products (as we had in fiscal years 2004 and 2005) and significant increases in repair or replacement costs driven by reduced sales for refurbished products (as during the fiscal years 2006 and 2007) have historically been the major reasons for significant re-estimates.

Income Taxes.    We account for income taxes pursuant to SFAS No. 109 and related pronouncements. In applying, SFAS No. 109, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and in the calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, we evaluate the need for a valuation allowance on our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

In the first quarter of fiscal year 2008, we adopted FIN 48—see Part II, Item 8, Note 4 for additional discussion. The calculation of our tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdiction. If our estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result.

Valuation of Intangible Assets and Goodwill.    In accordance with the provisions of SFAS No. 141, Business Combinations (SFAS No. 141), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions we believe to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

We are required to periodically evaluate the carrying values of our intangible assets for impairment. If any of our intangible assets are determined to be impaired, we may have to write down the impaired asset and our earnings would be adversely impacted in the period that occurs.

At June 27, 2008, our goodwill totaled approximately $2.4 billion and our identifiable other intangible assets totaled $111 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we assess the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, analysis of our market capitalization and estimating the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.

Recent Accounting Pronouncements

In June 2008, FASB Emerging Issues Task Force (EITF) issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF No. 07-5). EITF No. 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require us to account for our embedded conversion options as derivatives and record them on our balance sheet as a liability with subsequent fair value changes recorded in the income statement. Although EITF No. 07-5 would have no impact on our actual past or future cash flows, it may require us to record an additional liability on our consolidated balance sheet. Subsequent fair value adjustments may result in significant charges or credits recorded in our consolidated statement of operations. As a result, our financial position and results of operations and earnings per share may be impacted. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. During fiscal year 2009, we will be evaluating the impact of the pending adoption of EITF No. 07-5 on our fiscal year 2010 consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP), Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14), which, may require us to recognize additional non-cash interest expense related to our Convertible Senior Notes in our consolidated statements of operations. FSP APB No. 14 requires the issuer to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB No. 14 must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). Our accounting for the 2.375% Notes acquired from Maxtor and therefore our results of operations and financial condition may be impacted by this FSP APB No. 14. During fiscal year 2009, we will be evaluating the impact of FSP APB No. 14 on our fiscal year 2010 consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. During fiscal year 2009, we will be evaluating the impact of the pending adoption of FSP FAS 142-3 on our fiscal year 2010 consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We will be evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We currently believe that the adoption of SFAS No. 141(R) will result in the recognition of certain types of expenses on our results of operations that are currently capitalized pursuant to existing accounting standards, amongst other potential impacts. SFAS No. 141(R) will impact the accounting for business combinations completed by us on or after adoption in our fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect to adopt SFAS No. 159 with respect to our current assets and liabilities but will continue to evaluate the potential application of SFAS No. 159 on an on-going basis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 for financial assets in our fiscal year 2009 and for non-financial assets in our fiscal year 2010. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our consolidated results of operations and financial condition.

ITEM 7A. QUALITATIVE	AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We currently do not use derivative financial instruments in either our investment portfolio or to hedge debt.

As stated in our investment policy, we are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We constantly monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We maintain a highly liquid portfolio by investing only in marketable securities with active secondary or resale markets. At June 27, 2008, our exposure to sub-prime mortgage securities was not significant. As of the date of this filing, we are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 27, 2008.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure.

At June 27, 2008, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired.

Investment Securities.    As of June 27, 2008, we held auction rate securities in the amount of $31 million, all of which are collateralized by pools of student loans guaranteed by the Federal Family Education Loan Program. During the fiscal 2008 year, these securities failed to settle at auction and as a result we recorded an unrealized loss of $3 million and reclassified the securities to long-term investments.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 27, 2008. All investments, other than our auction rate securities, mature in three years or less. Included in long term debt for fiscal year 2009, is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes, which are currently convertible, as our share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

Fiscal Years Ended

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value June 27, 2008
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$911	$—	$—	$—	$—	$—	$911	$911
Average interest rate	2.41%						2.41%
Short-term investments:
Fixed rate	$90	$35	$25	$—	$—	$—	$150	$151
Average interest rate	4.21%	5.38%	4.33%				4.51%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$31	$31	$28
Average interest rate						2.64%	2.64%
Total investment securities	$1,001	$35	$25	$—	$—	$31	$1,092	$1,090
Average interest rate	2.57%	5.38%	4.33%			2.64%	2.71%
Long-Term Debt
Fixed rate	$331	$141	$5	$630	$—	$600	$1,707	$1,743
Average interest rate	2.43%	6.76%	5.75%	6.35%		6.80%	5.78%
Variable rate	$30	$300					$330	$323
Average interest rate	3.41%	3.64%					3.62%

Foreign Currency Exchange Risk.    We recognize all of our derivative financial instruments, principally foreign currency forward contracts, on the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

We may enter into foreign currency forward contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2008, 2007 and 2006, we did not enter into any hedges of net investments in foreign operations.

We transact business in various foreign countries and our primary foreign currency cash flows are in countries where we have a manufacturing presence. We have established a foreign currency hedging program to protect against the change in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. We hedge portions of our forecasted expenditures denominated in foreign currencies with foreign currency forward contracts designated as cash flow hedges. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the foreign currency forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the foreign currency forward contracts. These foreign currency forward contracts, carried at fair value, may have maturities of up to twelve months.

For derivative instruments designated as cash flow hedges, we initially record the effective portion of the gain or loss on the derivative in Other comprehensive income, and the ineffective portion is reported in earnings. Amounts in Other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2008, 2007 and 2006. Nor did we discontinue any cash flow hedges for a probable forecasted transaction that would not occur in fiscal years 2008, 2007, and 2006.

As of June 27, 2008, our notional fair values of foreign currency forward contracts totaled $729 million. We do not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of highly rated financial institutions, we manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. The table below provides information as of June 27, 2008, about our derivative financial instruments, comprised of foreign currency forward contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward contracts:
British Pound	$25	1.94	$—
Euro	27	1.55	—
Singapore Dollar	115	1.36	—
Thai Baht	510	32.18	(23)
Chinese Yuan	20	6.75	—
Malaysian Ringgit	2	3.26	—
Japanese Yen	15	103.45	(1)
Czech Koruna	15	15.94	—

Total	$729		$(24)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 27, 2008	June 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$990	$988
Short-term investments	151	156
Accounts receivable, net	1,410	1,383
Inventories	945	794
Deferred income taxes	274	196
Other current assets	502	284

Total current assets	4,272	3,801
Property, equipment and leasehold improvements, net	2,464	2,278
Goodwill	2,352	2,300
Other intangible assets, net	111	188
Deferred income taxes	616	574
Other assets, net	305	331

Total Assets	$10,120	$9,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652	$1,301
Accrued employee compensation	440	157
Accrued restructuring	80	21
Accrued expenses	519	532
Accrued warranty	226	233
Accrued income taxes	10	75
Current portion of long-term debt	360	330

Total current liabilities	3,287	2,649
Accrued restructuring	7	21
Accrued warranty	219	197
Other non-current liabilities	351	135
Long-term debt, less current portion	1,670	1,733

Total Liabilities	5,534	4,735

Commitments and contingencies (See Notes 8 and 9)

Shareholders’ equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 485,127,434 issued and outstanding at June 27, 2008 and 534,981,463 issued and outstanding at June 29, 2007	—	—
Additional paid-in capital	3,501	3,204
Accumulated other comprehensive income (loss)	(16)	(4)
Retained earnings	1,101	1,537

Total Shareholders’ Equity	4,586	4,737

Total Liabilities and Shareholders’ Equity	$10,120	$9,472

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Fiscal Year Ended
	June 27, 2008	June 29, 2007	June 30, 2006
Revenue	$12,708	$11,360	$9,206
Cost of revenue	9,503	9,175	7,069
Product development	1,028	904	805
Marketing and administrative	659	589	447
Amortization of intangibles	54	49	7
Restructuring and other	88	29	4

Total operating expenses	11,332	10,746	8,332

Income from operations	1,376	614	874
Interest income	57	73	69
Interest expense	(126)	(141)	(41)
Other, net	22	15	22

Other income (expense), net	(47)	(53)	50

Income before income taxes	1,329	561	924
Provision for (benefit from) income taxes	67	(352)	84

Net income	$1,262	$913	$840

Net income per share:
Basic	$2.46	$1.64	$1.70
Diluted	2.36	1.56	1.60
Number of shares used in per share calculations:
Basic	512	558	495
Diluted	538	587	524
Cash dividends declared per share	$0.42	$0.38	$0.32

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended
	June 27, 2008	June 29, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income	$1,262	$913	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	844	851	612
Stock-based compensation	113	128	90
Deferred income taxes	10	(365)	23
Allowance for doubtful accounts receivable, net of recoveries	(3)	40	—
Redemption charges on 8% Senior Notes due 2009	—	19	—
In-process research and development	4	4	—
Tax benefit from stock options	(6)	—	(44)
Non-cash portion of restructuring and other	2	19	—
Other non-cash operating activities, net	(12)	17	12
Changes in operating assets and liabilities:
Accounts receivable	(67)	34	(190)
Inventories	(151)	106	(113)
Accounts payable	351	(391)	91
Accrued expenses, employee compensation and warranty	154	(465)	120
Accrued income taxes	13	8	54
Other assets and liabilities	24	25	(38)

Net cash provided by operating activities	2,538	943	1,457

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(930)	(906)	(1,008)
Proceeds from sale of fixed assets	29	55	—
Purchases of short-term investments	(486)	(322)	(3,220)
Maturities and sales of short-term investments	460	997	3,528
Net cash and cash equivalents acquired from Maxtor	—	—	297
Acquisitions, net of cash and cash equivalents acquired	(78)	(178)	(28)
Other investing activities, net	14	(48)	(130)

Net cash used in investing activities	(991)	(402)	(561)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477	—
Repayment of long-term debt	(34)	(5)	(340)
Redemption of 8% Senior Notes due 2009	—	(400)	—
Redemption premium on 8% Senior Notes due 2009	—	(16)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	178	219	118
Dividends to shareholders	(216)	(212)	(155)
Tax benefit from stock options	6	—	44
Repurchases of common shares	(1,479)	(1,526)	(399)

Net cash used in financing activities	(1,545)	(463)	(732)

Increase in cash and cash equivalents	2	78	164
Cash and cash equivalents at the beginning of the period	988	910	746

Cash and cash equivalents at the end of the period	$990	$988	$910

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$121	$88	$38
Cash paid for income taxes, net of refunds	34	38	15

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For Fiscal Years Ended June 27, 2008, June 29, 2007 and June 30, 2006

(In millions)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at July 1, 2005	477	$—	$632	$(3)	$(9)	$1,921	$2,541
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					(2)		(2)
Change in unrealized gain (loss) on cash flow hedges, net					4		4
Net income						840	840

Comprehensive income							842

Issuance of common shares related to employee stock options and employee stock purchase plan	18		118				118
Issuance of common shares, assumption of options and nonvested shares in connection with the acquisition of Maxtor	98		1,956				1,956
Substantial premium on convertible debt assumed			175				175
Dividends to shareholders			(155)				(155)
Tax benefit from stock options			44				44
Repurchases of common shares	(17)					(399)	(399)
Stock-based compensation			88	2			90

Balance at June 30, 2006	576	—	2,858	(1)	(7)	2,362	5,212
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					7		7
Change in unrealized gain (loss) on cash flow hedges, net					(4)		(4)
Net income						913	913

Comprehensive income							916

Issuance of common shares related to employee stock options and employee stock purchase plan	21		219				219
Dividends to shareholders						(212)	(212)
Repurchases of common shares	(24)					(576)	(576)
Payments made under prepaid forward agreements						(950)	(950)
Shares received under prepaid forward agreements	(38)
Stock-based compensation			127	1			128

Balance at June 29, 2007	535	—	3,204	—	(4)	1,537	4,737
Cumulative effect adjustment to adopt recognition and measurement provisions of FASB Interpretation No. 48 (See Note 4)						(3)	(3)
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net					(9)		(9)
Change in unrealized gain (loss) on auction rate securities, net					(3)		(3)
Net income						1,262	1,262

Comprehensive income							1,250

Issuance of common shares related to employee stock options and employee stock purchase plan	15		178				178
Dividends to shareholders						(216)	(216)
Tax benefit from stock options			6				6
Repurchases of common shares	(65)					(1,479)	(1,479)
Stock-based compensation			113				113

Balance at June 27, 2008	485	$—	$3,501	$—	$(16)	$1,101	$4,586

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations—Seagate Technology (“Seagate,” or “the Company”) designs, manufactures and markets rigid disc drives. Hard disc drives, which are commonly referred to as disc drives or hard drives, are used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet. The Company produces a broad range of disc drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in a wide variety of devices such as digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. The Company sells its disc drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. The Company also sells its branded storage solutions under both the Seagate and Maxtor brands.

Critical Accounting Policies and Use of Estimates—The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and operating results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, accounting for income taxes, as well as the valuation of intangibles and goodwill. Below, these policies are discussed further, as well as the estimates and judgments involved. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments (see Note 3) and acquisition related restructuring (see Note 10). The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of three to five years. The Company’s warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company’s future results of operations could be materially affected. The Company’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base its warranty estimates. The Company continually introduces new products.

The actual results with regard to warranty expenditures could have a material adverse effect on the Company’s results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which the Company has used in estimating the warranty accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disc drives. To the extent such sales fall below the Company’s forecast, warranty cost will be adversely impacted.

The Company accounts for income taxes pursuant to Financial Account Standards Board (FASB) Statement (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109) and related pronouncements. In applying SFAS No. 109, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and in the calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The Company’s recording of deferred tax assets each period depends primarily on the Company’s ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for a valuation allowance may also change.

In the first quarter of fiscal year 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) (see Note 4). The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions by the Internal Revenue Service or other tax jurisdiction. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result.

In accordance with the provisions of SFAS No. 141, Business Combinations (SFAS No. 141), the purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The Company engages third-party valuation firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant judgments, estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions it believes to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from existing technology, customer relationships, trade names, and other intangible assets;

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 27, 2008, the Company’s goodwill totaled approximately $2.4 billion and its identifiable other intangible assets totaled $111 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company assesses the impairment of goodwill at least annually, or more often if warranted by events or changes in circumstances indicating that the carrying value may exceed its fair value. This assessment may require the projection and discounting of cash flows, an analysis of the Company’s market capitalization and the estimation of the fair values of tangible and intangible assets and liabilities. Estimates of cash flow are based upon, among other things, certain assumptions about expected future operating performance; judgment is also exercised in determining an appropriate discount rate. The Company’s estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results.

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2008, 2007 and 2006 comprised 52 weeks and ended on June 27, 2008, June 29, 2007 and June 30, 2006, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted. Fiscal year 2009 will be 53 weeks and will end on July 3, 2009.

Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs—The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectability is reasonably assured. For our direct retail customers, revenue is recognized on a sell-through basis.

Estimated product returns are provided for in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company also adheres to the requirements of Emerging Issue Task Force (EITF) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer, (EITF No. 01-09) for sales incentive programs. Estimated reductions to revenue for sales incentive programs, such as price protection, and sales growth bonuses, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF No. 01-09 have been met.

Product Warranty—The Company warrants its products for periods ranging from three to five years. A provision for estimated future costs relating to warranty returns is recorded when revenue is recognized and is included in cost of revenue. Shipping and handling costs are also included in cost of revenue.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. The Company’s acquisition-related intangible assets are comprised of existing technology, customer relationships, trade names, and other intangible assets and are amortized over periods ranging from one to four years on a straight-line basis. SFAS No. 142 further requires that intangible assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

Allowances for Doubtful Accounts—The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to general and administrative expense (see Note 2).

Advertising Expense—The cost of advertising is expensed as incurred. Advertising costs were approximately $55 million, $51 million and $40 million in fiscal years 2008, 2007 and 2006, respectively.

Stock-Based Compensation—Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), using the modified-prospective-transition method. The Company has included stock-based compensation costs in its results of operations for fiscal years 2008, 2007 and 2006 (see Note 3). The adoption of SFAS No. 123(R) had a material impact on the Company’s results of operations. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

Foreign Currency Remeasurement and Translation—The U.S. dollar is the functional currency for all of the Company’s foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates. The gains and losses from the remeasurement of foreign currency denominated balances into U.S. dollars are included in net income (loss) for those operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments—The Company applies the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships (see Note 2).

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The Company invests in auction rate securities. As of June 30, 2006 and June 29, 2007, auction rate securities that had stated maturities greater than three months were classified as short-term investments unless they were purchased three months or less from contractual maturity. As of June 27, 2008, the Company reclassified all auction rate securities to long-term investments due to failed auctions (see Note 2).

Strategic Investments—The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in the accompanying balance sheets in other assets, net, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at June 27, 2008 and June 29, 2007 totaled $34 million and $25 million, respectively.

Concentration of Credit Risk—The Company’s customer base for disc drive products is concentrated with a small number of OEMs and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, highly liquid debt instruments and limits the amount of credit exposure to any one issuer.

Supplier Concentration—Certain of the raw materials and components used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials or components, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company has made prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

Newly Adopted and Recently Issued Accounting Pronouncements—In the first quarter of fiscal year 2008, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 – see Note 4 for additional discussion. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company’s uncertain tax positions

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Internal Revenue Service or other tax jurisdiction. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result (see Note 4).

In June 2008, FASB EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF No. 07-5). EITF No. 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require the Company to account for its embedded conversion options as derivatives and record them on its balance sheet as a liability with subsequent fair value changes recorded in the income statement. Although EITF No. 07-5 would have no impact on the Company’s actual past or future cash flows, it may require it to record an additional liability on its consolidated balance sheet. Subsequent fair value adjustments may result in significant charges or credits recorded in the Company’s consolidated statement of operations. As a result, its financial position and results of operations and earnings per share may be impacted. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. During fiscal year 2009, the Company will be evaluating the impact of the pending adoption of EITF No. 07-5 on its fiscal year 2010 consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP), Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14), which, may require the Company to recognize additional non-cash interest expense related to its Convertible Senior Notes in its consolidated statements of operations. FSP APB No. 14 requires the issuer to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB No. 14 must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). The Company’s accounting for the 2.375% Notes acquired from Maxtor and therefore its results of operations and financial condition may be impacted by this FSP APB No. 14. During fiscal year 2009, the Company will be evaluating the impact of FSP APB No. 14 on its fiscal year 2010 consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. During fiscal year 2009, the Company will be evaluating the impact of the pending adoption of FSP FAS 142-3 on its fiscal year 2010 consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will be evaluating the impact of the pending adoption of SFAS No. 161 on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company currently believes that the adoption of SFAS No. 141(R) will result in the recognition of certain types of expenses in its results of operations that are currently capitalized pursuant to existing accounting standards, amongst other potential impacts. SFAS No. 141(R) will impact the accounting for business combinations completed by the Company on or after adoption in its fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect to adopt SFAS No. 159 with respect to its current assets and liabilities but will continue to evaluate the potential application of SFAS No. 159 on an on-going basis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 for financial assets in its fiscal year 2009 and for non-financial assets in its fiscal year 2010. The Company is currently evaluating the impact of the pending adoption of SFAS No. 157 on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

In accordance with SFAS No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions, except per share data)
Numerator:
Net income	$1,262	$913	$840
Adjustment for interest expense on 6.8% convertible senior notes due April 2010	9	—	—

Net income, as adjusted	$1,271	$913	$840

Denominator:
Weighted-average common shares outstanding	514	560	496
Weighted-average nonvested shares	(2)	(2)	(1)

Total shares for purpose of calculating basic net income per share	512	558	495
Weighted-average effect of dilutive securities:
Dilution from employee stock options	17	24	28
2.375% convertible senior notes due August 2012	5	5	1
6.8% convertible senior notes due April 2010	4	—	—

Potential dilutive shares	26	29	29

Total shares for purpose of calculating diluted net income per share	538	587	524

Net Income per share:
Basic net income per share	$2.46	$1.64	$1.70

Diluted net income per share	$2.36	$1.56	$1.60

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Stock options	23	20	17
Nonvested shares	—	—	1
6.8% convertible senior notes due April 2010	—	4	1

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Balance Sheet Information

Financial Instruments

The following is a summary of the fair value of available-for-sale securities at June 27, 2008 (in millions):

	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
US Government & Agency	$120	$(1)	$119
Asset Backed Securities	16	—	16
Corporate Bonds	18	—	18
Municipal Bonds	2	—	2
Auction Rate Securities	31	(3)	28
Commercial Paper	333	—	333
Bank Time Deposits	28	—	28
Money Market	546	—	546

Total	$1,094	$(4)	$1,090

Included in cash and cash equivalents			$911
Included in short term investments			151
Included in long term investments			28

			$1,090

At June 27, 2008, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired.

The following is a summary of the fair value of available-for-sale securities at June 29, 2007 (in millions):

	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
US Government & Agency	$145	$(1)	$144
Asset Backed Securities	4	—	4
Corporate Bonds	21	—	21
Municipal Bonds	5	—	5
Commercial Paper	768	—	768
Bank Time Deposits	4	—	4
Money Market	72	—	72

Total	$1,019	$(1)	$1,018

Included in cash and cash equivalents			$862
Included in short term investments			156

			$1,018

At June 29, 2007, the Company had marketable securities with a fair value of $23 million that had been in a continuous unrealized loss position for a period greater than 12 months. The Company reviewed these marketable securities and determined that no investments were other-than-temporarily impaired at June 29, 2007. The unrealized loss on these marketable securities was immaterial.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s investment in debt securities, by remaining contractual maturity, is as follows (in millions):

	June 27, 2008	June 29, 2007
Due in less than 1 year	$432	$916
Due in 1 to 3 years	85	27

	$517	$943

Fair Value Disclosures—The carrying value of cash equivalents approximates fair value. The fair values of short-term investments, debentures, notes and loans are estimated based on quoted market prices as of June 27, 2008.

The carrying values and fair values of the Company’s financial instruments are as follows:

	June 27, 2008		June 29, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Cash equivalents	$911	$911	$862	$862
Short-term investments	151	151	157	156
Long-term investments	28	28	—	—
Floating Rate Senior Notes due October 2009	(300)	(293)	(300)	(300)
6.375% Senior Notes due October 2011	(599)	(584)	(599)	(588)
6.8% Senior Notes due October 2016	(599)	(555)	(598)	(577)
6.8% Convertible Senior Notes due April 2010	(135)	(142)	(135)	(145)
5.75% Subordinated Debentures due March 2012	(41)	(40)	(45)	(45)
2.375% Convertible Senior Notes due August 2012	(326)	(422)	(326)	(455)
LIBOR Based China Manufacturing Facility Loan	(30)	(30)	(60)	(60)

The fair value of the Company’s 2.375% and 6.8% convertible securities is a function, in part, of the Company’s stock price. Because the Company’s stock price has decreased since June 27, 2008, the fair value of these securities has also decreased.

Investment Securities—As of June 27, 2008, the Company held auction rate securities in the amount of $31 million, all of which are collateralized by pools of student loans guaranteed by the Federal Family Education Loan Program. During the fiscal 2008 year, these securities failed to settle at auction and as a result the Company recorded an unrealized loss of $3 million and reclassified the securities to long-term investments.

Derivative Financial Instruments—The Company recognizes all of its derivative financial instruments, principally foreign currency forward contracts, in the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

The Company may enter into foreign currency forward contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company’s policy prohibits it from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2008, 2007 and 2006, the Company did not enter into any hedges of net investments in foreign operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company transacts business in various foreign countries and its primary foreign currency cash flows are in countries where it has a manufacturing presence. The Company has established a foreign currency hedging program to protect against the change in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with foreign currency forward contracts designated as cash flow hedges. When the U.S. dollar weakens significantly against the foreign currencies, the increase in value of the future foreign currency expenditure is offset by gains in the value of the foreign currency forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the foreign currency forward contracts. These foreign currency forward contracts, carried at fair value, may have maturities of up to twelve months.

For derivative instruments designated as cash flow hedges, the company initially records the effective portion of the gain or loss on the derivative in Other comprehensive income, and the ineffective portion is reported in Other income (expense). Amounts in Other comprehensive income are reclassified into Cost of revenue in the same period during which the hedged forecasted transaction affects earnings.

The Company also hedges a portion of its foreign currency denominated balance sheet positions with foreign currency forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in Other income (expense) in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward contracts are not designated as hedging instruments under SFAS No. 133.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. The Company did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness in fiscal years 2008, 2007 and 2006. In addition, the Company did not discontinue any cash flow hedges for a probable forecasted transaction that would not occur in fiscal years 2008, 2007, and 2006.

As of June 27, 2008, the notional value of the Company’s outstanding foreign currency forward contracts was approximately $25 million in British pounds, $27 million in Euros, $115 million in Singapore dollars, $510 million in Thai baht, $20 million in Chinese yuan, $2 million in Malaysian ringgit, $15 million in Japanese yen, and $15 million in Czech koruna. The fair value of the Company’s outstanding foreign currency forward contracts at June 27, 2008 was a liability of $24 million. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions with high credit quality ratings, it limits the notional amount on contracts entered into with any one counterparty and maintains limits on maximum terms of contracts based on the credit rating of the financial institutions. In addition, the exposure related to forward contracts is generally limited to the amount that a counterparty’s obligation exceeds the amount owed by the Company. Net foreign currency transaction losses included in the determination of consolidated net income were $1 million, $3 million and $6 million for fiscal years 2008, 2007 and 2006, respectively.

Accounts Receivable

	June 27, 2008	June 29, 2007
	(In millions)
Accounts receivable	$1,416	$1,433
Allowance for doubtful accounts	(6)	(50)

	$1,410	$1,383

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $40 million of allowance for doubtful accounts in fiscal year 2007 due to the inherent uncertainties following the termination of its distribution relationships with eSys, previously a distributor of Seagate products. The Company’s distribution relationships were terminated due to eSys’ failure to comply with the terms of its commercial agreements with the Company. The Company is continuing to pursue collection of all amounts owed by eSys; none has been received as of June 27, 2008. The remaining uncollected balance and the corresponding reserve were written off in fiscal year 2008. Any amounts recovered on these receivables will be recorded in the period received.

Activity in the allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Charges to Operations	Deductions (1)	Assumed from Maxtor	Balance at End of Period
	(In millions)
Fiscal year ended June 27, 2008	$50	$(3)	$(41)	$—	$6
Fiscal year ended June 29, 2007	$37	$40	$(27)	$—	$50
Fiscal year ended June 30, 2006	$32	$(3)	$(2)	$10	$37

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are summarized below:

	June 27, 2008	June 29, 2007
	(In millions)
Raw materials and components	$352	$277
Work-in-process	111	85
Finished goods	482	432

	$945	$794

Other Current Assets

	June 27, 2008	June 29, 2007
	(In millions)
Vendor non-trade receivables	$348	$110
Other current assets	154	174

	$502	$284

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements consisted of the following:

	Useful Life in Years	June 27, 2008	June 29, 2007
		(In millions)
Land		$21	$21
Equipment	3-5	4,404	4,004
Building and leasehold improvements	Life of lease -48	992	731
Construction in progress		428	348

		5,845	5,104
Less accumulated depreciation and amortization		(3,381)	(2,826)

		$2,464	$2,278

Amortization of leasehold improvements is included in depreciation and amortization expense. Depreciation expense was $750 million, $699 million and $583 million for fiscal years 2008, 2007 and 2006, respectively.

Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2008 and 2007, the Company capitalized interest of $10 million and $11 million, respectively. No interest was capitalized in fiscal year 2006.

Supplemental Cash Flow Information

The components of depreciation and amortization expense are as follows:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Depreciation and amortization of property, equipment and leasehold improvements	$750	$699	$583
Amortization of intangible assets	94	152	29

	$844	$851	$612

Long-Term Debt and Credit Facilities

The carrying amount of long-term debt consisted of the following:

	June 27, 2008	June 29, 2007
	(In millions)
Floating Rate Senior Notes due October 2009	$300	$300
6.375% Senior Notes due October 2011	599	599
6.8% Senior Notes due October 2016	599	598
6.8% Convertible Senior Notes due April 2010	135	135
5.75% Subordinated Debentures due March 2012	41	45
2.375% Convertible Senior Notes due August 2012	326	326
LIBOR Based China Manufacturing Facility Loans	30	60

	2,030	2,063
Less current portion	(360)	(330)

Long-term debt, less current portion	$1,670	$1,733

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$135 Million Aggregate Principal Amount of 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”). As a result of its acquisition of Maxtor on May 19, 2006 (see Note 10), the Company assumed the 6.8% Notes. The 6.8% Notes require semi-annual interest payments payable on April 30 and October 30. The 6.8% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 30.1733 shares per $1,000 principal amount of the notes. Commencing May 5, 2008, the Company may redeem the 6.8% Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common shares for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common shares are exchanged or acquired for consideration that does not consist entirely of common shares that are listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”). As a result of its acquisition of Maxtor on May 19, 2006 (see Note 10), the Company assumed the 2.375% Notes. The 2.375% Notes require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes are convertible into common shares of Seagate Technology at a conversion rate of

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 58.6938 shares per $1,000 principal amount of the notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company’s common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company’s common shares in lieu thereof. The 2.375% Notes are classified as a current liability on the consolidated balance sheets because they are currently convertible as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2008. The payment of dividends to holders of the Company’s common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes and may continue in the future. If the conversion rate continues to increase, the Company may be required to book an increased amount of interest expense.

$55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”). As a result of the Maxtor acquisition (see Note 10), the Company assumed the 5.75% Debentures. The 5.75% Debentures require semi-annual interest payments on March 1 and September 1 and annual sinking fund payments of $5 million or repurchases of $5 million in principal amount of debentures in lieu of sinking fund payments. The 5.75% Debentures are currently convertible for a cash payment of $167.50 per $1,000 principal amount of debentures.

$60 million LIBOR Based China Manufacturing Facility Loan. As a result of the Maxtor acquisition (see Note 10), the Company assumed an outstanding plant construction loan in the amount of $30 million and an outstanding project loan in the amount of $30 million. In fiscal year 2008, the Company repaid the $30 million project loan. The interest rate on the plant construction loan is LIBOR plus 70 to 80 basis points, with the borrowings repayable in two installment payments of $15 million each, one due in October 2008 and the other due in April 2009. Interest payments on the construction loan are made semi-annually on October 15 and April 15. The loan requires annual financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, with which the Company is currently in compliance.

In accordance with APBO No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (“APBO 14”), the Company determined the existence of a substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid-In Capital in Shareholders’ Equity. All other debt assumed in the Maxtor acquisition was recorded at fair market value (see Note 10).

$400 Million Aggregate Principal Amount of 8% Senior Notes Previously due May 2009. In October 2006, the Company redeemed its 8% Senior Notes due May 2009 (the “8% Notes”) at a redemption price of $1,040 per $1,000 principal amount of Notes for a total amount paid of $416 million. The redemption premium of $16 million as well as approximately $3 million of unamortized issuance costs were recorded as interest expense in the Company’s Consolidated Statement of Operations for fiscal year 2007.

The Company has guaranteed all Senior Notes on a full and unconditional basis (see Note 14).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility. HDD has a senior unsecured $500 million revolving credit facility that matures in September 2011. The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 27, 2008, the Company is in compliance with all covenants.

The $500 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, the Company had utilized $62 million for outstanding letters of credit and bankers’ guarantees as of June 27, 2008, leaving $438 million for additional borrowings. The credit agreement governing the revolving credit facility includes limitations on the ability of the Company to pay dividends, including a limit of $300 million in any four consecutive quarters.

At June 27, 2008, future minimum principal payments on long-term debt were as follows (in millions):

Fiscal Year
2009	$361
2010	441
2011	5
2012	630
2013	—
Thereafter	600

$2,037

Included in future minimum principal payments on long-term debt for fiscal year 2009 is the principal amount of $326 million related to our 2.375% Notes, which are payable upon conversion and are currently convertible, as the Company’s share price was in excess of 110% of the conversion price for at least 20 consecutive trading days during the last 30 trading days of the fourth quarter of fiscal year 2008. Unless earlier converted, the 2.375% Notes must be redeemed in August 2012.

3.  Compensation

Tax-Deferred Savings Plan

The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (“the 40l(k) plan”), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $2,500 per participating employee. During fiscal years 2008, 2007 and 2006, the Company made matching contributions of $15 million, $15 million and $13 million, respectively.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seagate Technology 2001 Share Option Plan—In December 2000, the Company’s board of directors adopted the Seagate Technology 2001 Share Option Plan (the “2001 Plan”). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A maximum of 100 million common shares is issuable under the 2001 Plan. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted to non-exempt employees will vest on the first anniversary of the vesting commencement date. Options granted under the 2001 Plan were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of June 27, 2008, there were approximately 84,000 shares available for issuance under the 2001 Plan.

Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company’s board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the “2004 Plan”), and on October 28, 2004, the Company’s shareholders approved the 2004 Plan. A maximum of 63.5 million common shares is issuable under the 2004 Plan. Options granted to exempt employees will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. As of June 27, 2008, there were approximately 30 million shares available for issuance under the 2004 Plan.

Assumed Maxtor Stock Options—In connection with the Company’s acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each option assumed was converted into an option to purchase the Company’s common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor options into options to purchase approximately 7.1 million of the Company’s common shares. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company’s nonvested shares, based on the 0.37 exchange ratio. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods. As of June 27, 2008, approximately 1.3 million of the assumed options and approximately 348,000 of the exchanged nonvested shares were outstanding.

Maxtor Corporation 1996 Stock Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding optionsunder Maxtor’s Amended and Restated 1996 Stock Option Plan (the “1996 Plan”). Options under the 1996 Plan generally vest over a four-year period from the date of grant with 25% vesting at the first anniversary date of the vesting commencement date and 6.25% each quarter thereafter, expiring ten years from the date of grant.

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

Maxtor (Quantum HDD) Merger Plan—As a result of the acquisition of Maxtor, the Company assumed all outstanding options under Maxtor’s (Quantum HDD) Merger Plan. Options granted under this plan were completely vested and exercisable as of June 30, 2006.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (“ESPP”) in December 2002. At that time, a total of 20 million common shares had been authorized for issuance under the ESPP. On October 26, 2006, the Company’s shareholders approved an amendment to the ESPP to increase the number of common shares available for issuance by 10 million bringing the total amount of common shares authorized to be issued under the ESPP to 30 million. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP consists of a six-month offering period with a maximum issuance of 2.5 million shares per offering period. The ESPP permits eligible employees who have completed twenty days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On January 31, 2008, the Company issued approximately 1.9 million common shares under its ESPP, with a weighted-average purchase price of $17.23. On July 31, 2007, the Company issued approximately 1.6 million common shares under its ESPP, with a weighted-average purchase price of $19.98. As of June 27, 2008, there were approximately 9 million common shares available for issuance under the ESPP.

Adoption of SFAS No. 123(R)

Effective July 2, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), using the modified-prospective-transition method.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—The Company uses a combination of the implied volatility of its traded options and historical volatility of its share price.

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

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value—The fair value of the Company’s stock options granted to employees, assumed from Maxtor and issued from the ESPP for fiscal years 2008, 2007 and 2006 were estimated using the following weighted-average assumptions:

	Fiscal Years Ended
	2008	2007	2006
Options under Seagate Plans
Expected term (in years)	4.0	4.0	3.5–4.0
Volatility	35–36%	37–39%	40–43%
Expected dividend	1.5–2.5%	1.3–1.9%	1.2–2.3%
Risk-free interest rate	2.3–4.2%	4.4–4.8%	4.1–5.0%
Estimated annual forfeitures	4.5%	4.5%	4.6–4.9%
Weighted-average fair value	$7.31	$7.41	$7.15
Options under Maxtor Plans
Expected term (in years)	—	—	0–4.8
Volatility	—	—	36–39%
Expected dividend	—	—	1.3%
Risk-free interest rate	—	—	5.0–5.1%
Weighted-average fair value	—	—	$10.49
ESPP
Expected term (in years)	0.5	0.5	0.5–1.0
Volatility	31–36%	33–34%	37–41%
Expected dividend	1.7–2.3%	1.4–1.5%	1.2–1.7%
Risk-free interest rate	2.0–5.0%	5.0–5.2%	3.6–4.5%
Weighted-average fair value	$4.67	$5.80	$7.28

Stock Compensation Expense

Stock Compensation Expense—The Company recorded $98 million, $101 million and $74 million of stock-based compensation during fiscal years 2008, 2007 and 2006, respectively. Additionally, the Company recorded $15 million, $27 million and $16 million of stock-based compensation in fiscal years 2008, 2007 and 2006, respectively, in connection with the assumed options and nonvested shares exchanged in the Maxtor acquisition (see Note 10).

As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded approximately $6 million of excess tax benefits as a financing cash inflow during fiscal year 2008. The Company did not recognize any cash flows from excess tax benefits during fiscal year 2007. The Company recorded approximately $44 million of excess tax benefits as a financing cash inflow during fiscal year 2006.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The Company issues new common shares upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, including options assumed from Maxtor, for the fiscal year ended June 27, 2008:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)			(In millions)
Outstanding at June 29, 2007	56.6	$10.94
Granted	10.0	24.43
Exercised	(10.0)	10.94
Forfeitures and cancellations	(1.6)	22.14

Outstanding at June 27, 2008	55.0	$10.38	4.7	$255

Vested and expected to vest at June 27, 2008	51.8	$16.74	4.6	$254

Exercisable at June 27, 2008	29.5	$12.34	4.1	$235

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the 28.0 million options that were in-the-money at June 27, 2008. During fiscal years 2008, 2007 and 2006 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $155 million, $280 million and $228 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2008 was approximately $84 million.

At June 27, 2008 the total compensation cost related to options granted to employees under the Company’s stock option plans (excluding options assumed in the Maxtor acquisition) but not yet recognized was approximately $122 million, net of estimated forfeitures of approximately $17 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. In addition to the stock-based compensation cost not yet recognized under the Company’s stock option plans, the Company has additional stock-based compensation costs related to options assumed in the Maxtor acquisition of approximately $2 million, which will be amortized over a weighted-average period of approximately 0.9 years.

Nonvested Share Activity

The following is a summary of nonvested share activity under the Company’s stock option plans, and nonvested stock assumed from Maxtor for the fiscal year ended June 27, 2008:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
	(In millions)
Nonvested at June 29, 2007	1.7	$20.71
Granted	0.2	$22.24
Forfeitures and cancellations	(0.2)	$22.00
Vested	(0.7)	$21.40

Nonvested at June 27, 2008	1.0	$19.10

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 27, 2008, the total compensation cost related to nonvested shares granted to employees under the Company’s stock option plans (excluding nonvested shares exchanged in the Maxtor acquisition) but not yet recognized was approximately $7 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. In addition, the Company has additional stock-based compensation related to nonvested shares exchanged in the Maxtor acquisition of approximately $7 million, which will be amortized over a weighted-average period of approximately 1.8 years.

Performance Shares

At the Company’s 2007 Annual General Meeting on October 25, 2007, the Company’s shareholders approved the issuance of 925,000 performance shares to senior officers of the Company. Subject to continued employment, these performance shares will vest based upon the achievement of certain earnings per share performance objectives as defined in the performance share agreements. The requisite service periods for these awards do not commence until fiscal year 2009. As such, no compensation expense was recognized and no shares vested during fiscal year 2008. During fiscal year 2008, 16,000 of these performance shares were cancelled.

ESPP Information

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In Years)	(In millions)
Outstanding at June 27, 2008	1.9	$16.56	0.2	$5.6
Vested and expected to vest at June 27, 2008	1.9	$16.56	0.2	$5.6

During fiscal years 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s ESPP was $12 million and $25 million, respectively. At June 27, 2008, the total compensation cost related to options to purchase the Company’s common shares under the ESPP but not yet recognized was approximately $2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.2 years.

The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2008.

	January 31, 2008	July 31, 2007
Shares issued (in millions)	1.9	1.6
Weighted-average purchase price per share	$17.23	$19.98

Deferred Compensation Plan

On January 1, 2001, the Company adopted a deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (EITF 97-14). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as assets and liabilities of the Company. In addition all earnings and expenses of the rabbi

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust are recorded as other income or expense in the Company’s financial statements. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of revenue and operating expenses. At June 27, 2008 and June 29, 2007, the deferred compensation amounts related to the rabbi trust included in Other Assets, net on the accompanying balance sheets were approximately $132 million and $136 million, respectively. At June 27, 2008 and June 29, 2007, the deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying balance sheets were approximately $138 million and $139 million, respectively.

4.  Income Taxes

The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Current Tax Expense (Benefit):
U.S. Federal	$8	$6	$35
U.S. State	10	(1)	7
Foreign	26	8	19

Total Current	$44	$13	$61

Deferred Tax Expense (Benefit):
U.S. Federal	$34	$(319)	$29
U.S. State	3	(40)	4
Foreign	(14)	(6)	(10)

Total Deferred	$23	$(365)	$23

Provision for (Benefit from) income taxes	$67	$(352)	$84

Income before income taxes consisted of the following:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
U.S	$90	$(125)	$(18)
Foreign	1,239	686	942

	$1,329	$561	$924

For fiscal year 2008 there were $6 million tax benefits recorded to Additional Paid-In Capital associated with stock option deductions. The Company did not record a tax expense associated with stock option deductions in fiscal year 2007 compared to $44 million recorded in fiscal year 2006; the related tax benefit was recorded directly to Additional Paid-In Capital.

U.S. federal and state deferred tax expense in fiscal year 2008 was $37 million. In fiscal year 2007, the deferred tax benefit of $359 million includes $319 million of deferred tax benefits resulting from the release of valuation allowance recorded in prior years. The fiscal year 2007 valuation allowance release was largely due to the completion during 2007 of the restructuring of the Company’s intercompany arrangements, which enables the Company to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intercompany sale of certain Maxtor assets. This 2007 valuation allowance release also included a reduction of $322 million in Maxtor goodwill required as a result of the reversal of valuation allowance previously recorded as of the acquisition date against Maxtor related deferred tax assets primarily for tax net operating loss carryovers.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 27, 2008	June 29, 2007
	(In millions)
Deferred Tax Assets
Accrued warranty	$156	$129
Inventory valuation accounts	44	32
Receivable reserves	15	22
Accrued compensation and benefits	139	119
Depreciation	166	185
Restructuring allowance	13	16
Other accruals and deferred items	110	115
Net operating losses and tax credit carry-forwards	585	436
Capitalized research and development	29	32
Other assets	13	12

Total Deferred Tax Assets	1,270	1,098
Valuation allowance	(433)	(399)

Net Deferred Tax Assets	837	699
Deferred Tax Liabilities
Unremitted earnings of certain foreign entities	(4)	(5)
Acquired intangible assets	(25)	(31)

Total Deferred Tax Liabilities	(29)	(36)

Net Deferred Tax Assets/(Liabilities)	808	663
Deferred taxes on Inter-company transactions	82	105

Total Deferred Tax Assets	$890	$768

As Reported on the Balance Sheet
Current assets—Deferred Income taxes	$274	$196
Non-current assets—Deferred Tax Assets	616	574
Other non-current liabilities	—	(2)

Total Deferred Income Taxes	$890	$768

As of June 27, 2008, the deferred tax asset valuation allowance recorded was $433 million. Approximately $22 million of this amount relates to deferred tax assets acquired in the Maxtor transaction for which the related benefit will be credited directly to goodwill when and if realized. The net increase in the valuation allowance in fiscal year 2008 was $34 million. In fiscal years 2007 and 2006, the valuation allowance decreased by $580 million and increased by $327 million, respectively. The fiscal year 2007 valuation allowance release was largely due to the completion during 2007 of the restructuring of the Company’s intercompany arrangements, which enables the Company to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the intercompany sale of certain Maxtor assets.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 27, 2008, the Company had recorded $890 million of net deferred tax assets. The realization of $808 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

At June 27, 2008, the Company had U.S. federal, state and foreign tax net operating loss carryforwards of approximately $2 billion, $896 million and $690 million, respectively, which will expire at various dates beginning in 2009 if not utilized. At June 27, 2008, the Company had U.S. federal and state tax credit carryforwards of $238 million and $87 million, respectively, which will expire at various dates beginning in 2009, if not utilized. These net operating losses and tax credit carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. Of the $2 billion of loss carryovers noted above, approximately $859 million will be credited to Additional Paid-in Capital upon recognition.

As a result of the Maxtor acquisition, Maxtor underwent a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Sec. 382) on May 19, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As of June 27, 2008, approximately $1.3 billion and $337 million of U.S. federal and state net operating losses, respectively, and $36 million of tax credit carryovers acquired from Maxtor are generally subject to an annual limitation of approximately $110 million. Certain amounts may be accelerated into the first five years following the acquisition pursuant to IRC Section 382 and published notices.

On January 3, 2005, the Company underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by its then largest shareholder, New SAC. Based on an independent valuation as of January 3, 2005, the annual limitation for this change is $44.8 million. As of June 27, 2008, there is $453 million of U.S. net operating loss carryforwards and $110 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change. To the extent management believes it is more likely than not that the deferred tax assets associated with tax attributes subject to IRC Section 382 limitations will not be realized, a valuation allowance has been provided.

The applicable statutory rate in the Cayman Islands was zero for the Company for fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006. For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows.

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Provision at U.S. notional statutory rate	$465	$196	$323
State income tax provision (benefit), net of U.S. notional income tax benefit	12	(41)	7
Permanent differences	10	14	13
Valuation allowance	(41)	(279)	65
Use of current year U.S. tax credit	(1)	(27)	(11)
Foreign earnings not subject to U.S. notional income tax	(406)	(227)	(309)
Tax expense related to intercompany transactions	24	19	—
Other individually immaterial items	4	(7)	(4)

Provision for (benefit from) income taxes	$67	$(352)	$84

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A substantial portion of the Company’s manufacturing operations in China, Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company’s net income by approximately $214 million in fiscal year 2008 ($0.40 per share, diluted), $194 million in fiscal year 2007 ($0.33 per share, diluted), and $197 million in fiscal year 2006 ($0.38 per share, diluted).

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

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company increased its liability for net unrecognized tax benefits at the date of adoption. The Company accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties. At June 27, 2008, the Company had approximately $374 million in total unrecognized tax benefits excluding interest and penalties. The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $63 million and $75 million as of June 29, 2007 and June 27, 2008, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits from June 30, 2007 to June 27, 2008:

Fiscal Year Ended June 27, 2008
(In millions)
Balance of unrecognized tax benefits at June 30, 2007	$385
Gross increase for tax positions of prior year	3
Gross decrease for tax positions of prior years	(13)
Gross increase for tax positions of current year	12
Gross decrease for tax positions of current year	(3)
Settlements	(1)
Lapse of statute of limitations	(9)

Balance of unrecognized tax benefits at June 27, 2008	$374

The Company’s policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the condensed Consolidated Statements of Operations did not change as a result of implementing the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of June 27, 2008.

During the 12 months ending June 27, 2008, the Company recognized a previously unrecognized tax benefit of approximately $13 million related to the recognition of foreign uncertain tax benefits as a result of new information obtained during the year. The Company also recognized a previously unrecognized tax benefit of approximately $9 million for foreign uncertain tax benefits resulting in a reduction of the Maxtor goodwill as a result of the expiration of certain foreign statutes of limitation for pre-acquisition periods.

During the 12 months beginning June 28, 2008, the Company expects to reduce its unrecognized tax benefits by approximately $21 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

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

5. Restructuring Costs and Other

Ongoing Restructuring Activities

During fiscal year 2008, the Company recorded restructuring and other charges of $88 million, comprised mainly of charges related to the planned closures of its Limavady, Northern Ireland and Milpitas, California operations. These restructuring and other charges are reported in Restructuring and other in the Consolidated Statement of Operations.

The restructuring charges associated with the Limavady facility were primarily related to employee termination costs of $29 million and approximately $18 million related to expected grant repayments. The Company plans to cease production of its Limavady facility during the first quarter of fiscal year 2009 and expects all activities related to this closure to be complete by the second half of fiscal year 2009. The Company expects additional restructuring charges of approximately $10 million to be recorded primarily over the next two quarters, resulting in aggregate restructuring charges of approximately $60 million to $65 million.

The Company recorded approximately $19 million of restructuring charges associated with employee termination costs related to the planned closure of its media manufacturing facility in Milpitas, California. The Company plans to cease production of its Milpitas facility during the first quarter of fiscal year 2009 and expects all activities related to this closure to be complete by the second half of fiscal year 2009. The Company expects additional restructuring charges of approximately $17 million to be recorded primarily over the next two quarters, resulting in an aggregate restructuring charge of approximately $36 million. In addition, as a result of the planned closure of the Milpitas facility, the Company expects approximately $38 million relating to accelerated asset depreciation to be recorded to cost of revenue in the first quarter of fiscal year 2009.

The remaining restructuring and other charges were primarily comprised of employee termination costs as a result of plans to continue the alignment of the Company’s global workforce with existing and anticipated business requirements around the world. The Company expects these restructuring activities to be completed by the end of its fourth quarter of fiscal year 2009.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2007, the Company recorded restructuring costs of approximately $33 million in connection with its ongoing restructuring activities. These costs were primarily a result of a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements, primarily in its U.S. and Far East operations and asset impairments. The restructuring costs were comprised of employee termination costs of approximately $14 million relating to a reduction in the Company’s workforce, approximately $11 million in charges related to impaired facility improvements and equipment as a result of the alignment plan, and approximately $8 million in charges related to impaired other intangibles. These restructuring and impairment charges are reported in Restructuring and other in the Consolidated Statement of Operations. Additionally, the Company reversed $4 million of restructuring accruals relating to the sale of a surplus building impaired in a prior restructuring. The Company has substantially completed these restructuring activities.

During fiscal year 2006, the Company recorded restructuring costs of approximately $4 million in connection with its ongoing restructuring activities. These restructuring costs are reported in Restructuring and other in the Consolidated Statement of Operations. These costs were related to a restructuring plan established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements in its Far East operations. The restructuring costs were comprised of employee termination costs relating to a continuing effort to optimize our production around the world. The Company has completed these restructuring activities.

The following table summarizes the Company’s restructuring activities for fiscal years 2008, 2007 and 2006.

	Severance and Benefits	Grant Repayment	Impaired Equipment and Other Intangible Assets	Total
	(In millions)
Accrual balances, July 1, 2005	$2	$—	$—	$2
Restructuring charge	4	—	—	4
Cash payments	(6)	—	—	(6)

Accrual balances, June 30, 2006	—	—	—	—
Restructuring charge	14	—	19	33
Cash payments	(5)	—	—	(5)
Non-cash charges	—	—	(19)	(19)

Accrual balances, June 29, 2007	9	—	—	9
Restructuring charge	58	18	3	79
Cash payments	(15)	—	—	(15)
Non-cash charges	—	—	(3)	(3)

Accrual balances, June 27, 2008	$52	$18	$—	$70

Liabilities Recognized in Connection with Business Combinations:

In connection with the Maxtor acquisition, the Company accrued certain exit costs (see Note 10).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Business Segment and Geographic Information

In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has concluded that its manufacture and distribution of disc drives constitutes one segment. The Company’s manufacturing operations are based on technology platforms that are used to produce various disc drive products that serve multiple disc drive applications and markets. The Company’s main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state technologies and sealed drive technologies. The Company has determined that its Chief Executive Officer is the Company’s chief operating decision maker (CODM) as he is responsible for reviewing and approving investments in the Company’s technology platforms and manufacturing infrastructure.

In fiscal years 2008, 2007 and 2006, Hewlett-Packard Company (“HP”) accounted for 16%, 16% and 17% of consolidated revenue, respectively, while Dell, Inc. (“Dell”) accounted for 11%, 9% and 11% of consolidated revenue in fiscal years 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company’s operations in each area.

The following table summarizes the Company’s operations by geographic area:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)
Revenue from external customers(1):
United States	$3,880	$3,260	$2,858
The Netherlands	3,696	2,666	2,127
Singapore	4,915	4,346	3,481
Other	217	1,088	740

Consolidated	$12,708	$11,360	$9,206

Long-lived assets:
Singapore	$1,020	$1,038	$915
United States	774	792	701
Thailand	303	368	432
China	210	288	251
Other	463	205	97

Consolidated	$2,770	$2,691	$2,396

(1)	Revenue is attributed to countries based on the shipping location.

7.  Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 485,127,434 shares were outstanding as of June 27, 2008 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 27, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common shares and the voting and other rights of the holders of common shares. As of June 27, 2008, there were no preferred shares outstanding.

Issuance of Common Shares

During fiscal year 2008, the Company issued approximately 10 million of its common shares from the exercise of stock options, 0.9 million related to the issuance of performance shares, approximately 0.2 million of nonvested shares and approximately 3.6 million of its common shares related to the Company’s employee stock purchase plan.

Repurchases of Equity Securities

On August 8, 2006, the Company announced that its board of directors authorized the use of up to $2.5 billion for the repurchase of the Company’s outstanding common shares over a two-year period. The Company also announced a new plan on February 4, 2008, to repurchase up to an additional $2.5 billion of the Company’s outstanding common shares over a two-year period. During fiscal year 2008, the Company repurchased approximately 65 million of its common shares, all of which were cancelled and are no longer outstanding, through open market purchases at an average price of $22.89 for a total of approximately $1.5 billion. Of this amount, the Company repurchased approximately $974 million under the $2.5 billion August 2006 stock repurchase plan and approximately $505 million under the $2.5 billion February 2008 stock repurchase plan. As of June 27, 2008, the Company had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.0 billion remaining under the February 2008 stock repurchase plan.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 27, 2008, the Company had no amounts remaining under the August 2006 stock repurchase plan and had approximately $2.0 billion remaining under the February 2008 stock repurchase plan. Share purchases during the fiscal year were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(In millions)		(In millions)	(In millions)
August 2006 Stock Repurchase Plan
Total Through 4th Quarter of Fiscal Year 2007	62.0	$24.62	62.0	$974
First quarter	10.2	$24.41	72.2	$725
Second quarter	9.3	$26.99	81.5	$474
Third quarter	22.6	$20.97	104.1	$—
Fourth quarter	—	$—	104.1	$—

Total Through 4th Quarter of Fiscal Year 2008	104.1	$24.02	104.1	$—

February 2008 Stock Repurchase Plan
Third quarter	13.4	$23.06	13.4	$2,191
Fourth quarter	9.1	$21.54	22.5	$1,995

Total Through 4th Quarter of Fiscal Year 2008	22.5	$22.44	22.5	$1,995

From the authorization of the August 2006 stock repurchase plan and through the fiscal year ended June 29, 2007, the Company repurchased approximately 62.0 million shares, all of which were cancelled and are no longer outstanding. The Company repurchased these shares through a combination of open market purchases and prepaid forward agreements with large financial institutions, according to which the Company prepaid the financial institutions a fixed amount to deliver a variable number of shares at future dates. The Company entered into these agreements in order to take advantage of repurchasing shares at a guaranteed discount to the Volume Weighted Average Price (“VWAP”) of its common shares. The Company’s policy has been to enter into such transactions only when the discount that it receives is higher than the foregone return on its cash prepayment to the financial institution. There were no explicit commissions or fees on these prepaid forward agreements. Under the terms of these agreements, there was no requirement for the financial institutions to return any portion of the prepayment to the Company. These prepaid forward agreements were not derivatives because the Company had prepaid all amounts and had no remaining obligation. The agreements do not contain an embedded derivative. The prepayments were recorded as a reduction to shareholders’ equity when paid and the shares were deducted from shares outstanding. The agreements require the physical delivery of shares; there were no settlement alternatives, except in the case of certain defined extraordinary events which are outside the control of Seagate and the financial institutions. The parameters used to calculate the final number of shares deliverable were the total notional amount of the contract and the average VWAP of the Company’s stock during the contract period less the agreed upon discount. The contracts are indexed solely to the price of Seagate’s common shares.

During fiscal year 2007, the Company repurchased 24.3 million shares through open market repurchases. In addition, the Company made payments totaling $950 million under prepaid forward agreements and took delivery of 37.7 million shares using prepaid forward agreements. Shares physically delivered to the Company were cancelled and were no longer outstanding. At June 29, 2007, there were no outstanding prepaid forward

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements to repurchase the Company’s common shares. As of June 29, 2007, the Company had approximately $974 million remaining under the authorized $2.5 billion August 2006 stock repurchase program.

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

Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at June 27, 2008 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(In millions)
2009	$42
2010	38
2011	39
2012	34
2013	20
Thereafter	108

$281

Total rent expense for all land, facility and equipment operating leases was approximately $32 million, $36 million and $24 million for fiscal years 2008, 2007 and 2006, respectively. Total sublease rental income for fiscal years 2008, 2007 and 2006 was $6 million, $11 million and $6 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 27, 2008, total future lease income to be recognized for the Company’s existing subleases is approximately $26 million.

The Company established reserves for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the acquisition of Maxtor. As of June 27, 2008, in accordance with SFAS No. 141, the Company has recorded a $52 million adverse leasehold interest and a $4 million favorable leasehold interest. Both the adverse and favorable leasehold interest reserves are being amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases. In addition, the Company had $17 million and $28 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at June 27, 2008 and June 29, 2007, respectively.

Capital Expenditures—The Company’s commitments for construction of manufacturing facilities and equipment approximated $289 million at June 27, 2008.

9.   Legal, Environmental, and Other Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, the Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect adverse effect on its results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.    Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in the Company’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that the Company owns any intellectual property based on the information that the Company disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and the Company filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on the Company’s motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (“USPTO”) issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and the Company answered and filed counterclaims on February 8, 2002. On July 26, 2002, the Company filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied the Company’s motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs have indicated that they will dismiss claims regarding U.S. Patent No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s then-recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

motion that Convolve’s fraud, tortious interference with contract, unfair competition, and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied the Company’s motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. At Seagate’s request, the USPTO determined that both patents in suit have substantial new issues of patentability and ordered reexamination of the patents. The court denied the Company’s motion to stay the case pending patent reexamination. In initial office actions, the USPTO Examiner rejected all claims of both patents as unpatentable. No trial date has been set. We believe the claims are without merit, and the Company intends to defend against them vigorously.

Shao Tong, et al. v. Seagate International (Wuxi) Co., Ltd.    In July 2002, the Company were sued in the People’s Court of Nanjing City, China, by an individual, Shao Tong, and a private Chinese company, Nanjing Yisike Network Safety Technique Co., Ltd. The complaint alleged that two of the Company’s personal storage disc drive products infringe Chinese patent number ZL94111461.9, which prevents the corruption of systems data stored on disc drives. The suit, which sought to stop us from manufacturing the two products and claimed immaterial monetary damages, was dismissed by the court on procedural grounds on November 29, 2002. On December 3, 2002, the plaintiffs served us with notice that they had refiled the lawsuit. The new complaint contains identical infringement claims against the same disc drive products, claims immaterial monetary damages and attorney’s fees and requests injunctive relief and a recall of the products from the Chinese market. Manufacture of the accused products ceased in May 2003. At a hearing on March 10, 2003, the court referred the matter to an independent technical advisory board for a report on the application of the patent claims to the two products. On June 10, 2003, the Company presented its non-infringement case to the technical panel. The panel issued a technical advisory report to the court finding no infringement. The court heard oral arguments on the technical advisory report in September 2003, issued an order that the Company’s products do not infringe the patent and rejected plaintiffs’ lawsuit. Plaintiffs filed an appeal with the Jiangsu High Court, and the Company filed its opposition brief on January 21, 2004. The PRC Patent Reexamination Board declared patent ZL94111461.9 invalid on March 28, 2004. The Jiangsu High Court stayed the appeal on the infringement case pending a final judgment on patent invalidity. On June 22, 2004, Shao Tong filed a lawsuit in the Beijing Intermediate People’s Court against the PRC PRB challenging its patent invalidity decision. On November 29, 2004, the court affirmed the decision of patent invalidity. In December 2004, Shao Tong appealed the decision to the Beijing High People’s Court, the highest appellate court, and a hearing was held June 22, 2005. The court scheduled a rehearing on December 8, 2005, and subsequently reversed the lower court and PRB decisions due to a procedural error. The case was remanded to the PRB for further action to correct the procedural error. A new PRB panel was appointed and the procedural error was corrected. The invalidity case was reargued at a hearing on May 9, 2006. In 2006, the Company filed a second invalidity proceeding with the PRB. On June 14, 2007, the PRB issued an order holding the patent invalid based on the first invalidity request. The second invalidity request was stayed as a result of the ruling on the first request. Shao Tong again filed a lawsuit against the PRC PRB and the court affirmed the invalidity decision in December 2007. In January 2008, Shao Tong appealed this decision to the Beijing High People’s Court. In a final judgment issued in June 2008, the court upheld the patent invalidity decision of the PRC PRB. The Jiangsu High Court dismissed Shao Tong’s appeal of the judgment of noninfringment, bringing this matter to a close.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement, and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistance (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. Trial is scheduled to begin November 11, 2008. We believe the claims are without merit, and the Company intends to defend against them vigorously.

StorMedia Texas LLC v. Comp USA, et al.    On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891 (the ‘891 patent), a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disc drive companies are named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba, and Western Digital, as well as retailers Comp USA, J&R Electronics, and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. A request for reexamination of the ‘891 patent was granted and all claims were rejected as unpatentable over the prior art in an initial office action dated March 17, 2008. The court denied a motion to stay the case pending patent reexamination. On June 1, 2008, the Company also filed a request for reexamination of the ‘891 patent on different grounds. Trial is scheduled to begin on March 4, 2009. We believe the claims are without merit, and the Company intends to defend against them vigorously.

Environmental Matters

Our operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company’s current and former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. We are indemnified by a third party for a portion of the costs that may be incurred in the clean up of contamination at most sites. In the opinion of management, the probability is remote that the losses arising from these environmental matters would be material to the Company’s financial position, cash flows or results of operations.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), which prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment (“WEEE”) directive, which makes producers of electrical goods, including disc drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. We will need to ensure that the Company complies with such laws and regulations as they are enacted, and that its component suppliers also timely comply with such laws and regulations. If the Company fails to timely comply with the legislation, its customers may refuse to purchase its products, which would have a materially adverse effect on its business, financial condition and results of operations.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, equipment and leasehold improvements

In general, plant and equipment that was to continue to be used was valued at current replacement cost for similar capacity while plant and equipment to be sold or held and not used, was valued at fair value less cost to sell. Land and buildings were valued using the replacement cost approach if they were to continue to be used or the market approach if they were to be sold. The following table summarizes the estimated fair value of the property, plant and equipment and leasehold improvements acquired from Maxtor and their estimated useful lives:

	Estimated Fair Value	Estimated Weighted- Average Useful Life
	(In millions)	(In Years)
Land	$8	N/A
Equipment	102	2
Building and leasehold improvements	69	41

Total property, equipment and leasehold Improvements	$179

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

Debt Assumed

Upon the closing of the Merger, the Company assumed all of Maxtor’s outstanding debt, including Maxtor’s convertible senior notes. In addition, upon the closing of the Merger, Seagate and Maxtor entered into a supplemental indenture whereby Seagate agreed to unconditionally guarantee the notes on a senior unsecured basis (see Note 14).

In accordance with APBO 14, the Company determined the existence of a substantial premium for both the 2.375% Notes and 6.8% Notes and recorded the notes at par value with the resulting excess over par (the substantial premium) recorded in Additional Paid-In Capital included in Shareholders’ Equity. All other debt was recorded at fair market value.

	Par Value	Estimated Fair Value on May 19, 2006	Substantial Premium Recorded in Additional Paid in Capital	Initial Carrying Amount
	(In millions)
6.80% Senior Convertible Notes due April 2010	$135	$153	$18	$135
5.75% Subordinated Debentures due March 2012	55	49	—	49
2.375% Senior Convertible Notes due August 2012	326	483	157	326
LIBOR Based China Manufacturing Facility Loan	60	60	—	60

	$576	$745	$175	$570

Adverse/Favorable Leasehold Interests

In accordance with the guidance in SFAS No. 141, the Company analyzed all contractual leases to determine the fair value of the leasehold interests. An adverse leasehold position exists when the present value of the contractual rental obligation is greater than the present value of the market rental obligation. Conversely, a favorable leasehold interest exists if the present value of the contractual rental obligation is less than the present value of the market rental obligation. The Company recorded adverse leasehold interests totaling $74 million and favorable leasehold interest aggregating $4 million, which have been and will be amortized to Cost of Revenue and Operating Expenses over the remaining duration of the leases.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Liabilities in Connection with Maxtor Acquisition

Under EITF 95-3, Recognition of Liabilities in Connection with a Business Combination, the Company accrued certain exit costs aggregating $246 million, of which $108 million relates to employee severance, $45 million relates to the planned exit of leased or owned excess facilities and $93 million relates to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability related to the employment termination of approximately 4,900 Maxtor employees, primarily in the U.S. and Far East, all of whom had been terminated as of June 29, 2007. In the fiscal year ended June 27, 2008, the Company paid $16 million of the accrued exit costs. The Company’s payments for severance and related benefits and for contractual settlements were substantially completed as of June 29, 2007, while the payments associated with the exit of certain facilities will continue to the end of fiscal year 2016.

The following table summarizes the Company’s exit activities in connection with the Maxtor acquisition:

	Severance and Benefits	Excess Facilities	Contract Cancellations	Total
	(In millions)
Accrued exit costs, May 19, 2006	$117	$43	$91	$251
Cash payments	(8)	—	(10)	(18)

Accrued exits costs, June 30, 2006	109	43	81	233
Purchase accounting adjustments	(9)	2	3	(4)
Cash payments	(99)	(17)	(80)	(196)

Accrued exits costs, June 29, 2007	1	28	4	33
Cash payments	(1)	(11)	(4)	(16)

Accrued exit costs, June 27, 2008	$—	$17	$—	$17

Accrued exit costs are included in short-term and long-term Accrued Restructuring on the Consolidated Balance Sheet.

Stock-Based Compensation

The fair value of stock-based compensation related to the unearned stock options and nonvested shares assumed from Maxtor was approximately $69 million, net of forfeitures, of which approximately $58 million has been amortized through June 27, 2008. The remaining $11 million is being amortized on a straight-line basis over the remaining estimated service (vesting) periods of the underlying stock options or nonvested shares.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the results of Maxtor prior to the Merger, on a pro forma basis, as though the companies had been combined as of July 3, 2004 for the period presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information for the period presented also includes the business combination accounting effect on conforming Maxtor’s revenue recognition policy to the Company’s, adjustments related to the fair value of acquired inventory and fixed assets, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed and nonvested shares exchanged and related tax effects of these adjustments. The pro forma financial information is presented for

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

The unaudited pro forma financial information for the fiscal year ended June 30, 2006 combines the Company’s historical results for the fiscal year ended June 30, 2006 and, due to differences in our reporting periods, the historical results of Maxtor for the period from July 3, 2005 to May 19, 2006.

Fiscal Year Ended June 30, 2006

(In millions, except per share data)

(Unaudited)
Revenue	$12,199
Net income	$489
Basic net income per share	$0.84
Diluted net income per share	$0.80

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

The purchase price had been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recorded values and estimated useful lives of the intangibles acquired from EVault were:

	Estimated Fair Value	Weighted Average Useful Life
	(In millions)	(In Years)
Existing technology	$26	4.0
Customer relationships	12	4.1
Trade names	3	3.0

Total acquired identifiable intangible assets	$41	4.0

MetaLINCS, Inc.

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

Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The fair value of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets include existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of MetaLINCS’ in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately $59 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. For fiscal year ended June 27, 2008, the effect of the MetaLINCS acquisition was not material to the Company’s historical consolidated financial statements either individually or in aggregate, as such pro forma financial information has not been presented.

The recorded values and estimated useful lives of the intangibles acquired from MetaLINCS were:

	Estimated Fair Value	Weighted Average Useful Life
	(In millions)	(In years)
Existing technology	$7	4.0
Customer relationships	3	4.0
Trade names	1	4.0
Other	1	2.0

Total acquired identifiable intangible assets	$12	3.9

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.   Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 141, the Company allocated the excess of the cost of the acquired entities over the net amounts of assets acquired and liabilities assumed to goodwill. As at June 27, 2008 and June 29, 2007, the Company’s goodwill totaled approximately $2.35 billion and $2.30 billion, respectively, of which approximately $2.2 billion relates to the Maxtor acquisition. During fiscal year 2008, goodwill increased by approximately $52 million, primarily due to goodwill acquired in the MetaLINCS acquisition (see Note 10) and the net effect of the adoption of and current year activity due to FIN 48 (see Note 4). During fiscal year 2007, goodwill decreased by approximately $175 million, due primarily to a $297 million decrease for adjustments, primarily tax, related to the Maxtor acquisition and an increase of $122 million for goodwill acquired in the EVault acquisition (see Note 10).

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. In fiscal years 2008, 2007 and 2006, amortization expense for other intangible assets was $94 million, $152 million and $29 million, respectively. Aggregate annual amortization of other intangible assets, based on their current estimated lives, is estimated to be $62 million, $38 million, $9 million and $2 million for fiscal years 2009, 2010, 2011 and 2012, respectively.

The net carrying value of intangible assets at June 27, 2008 was $111 million and accumulated amortization of intangibles was $273 million. In fiscal year 2008, the Company recorded a write-off of in-process research and development related to the acquisition of MetaLINCS in the amount of $4 million, which is included in Product development in the Consolidated Statements of Operations. The carrying value of intangible assets at June 27, 2008 is set forth in the table below.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
	(In millions)	(In millions)	(In millions)	(In Years)
Existing technology	$181	$(155)	$26	2.7
Customer relationships	156	(90)	66	1.8
Trade names	37	(19)	18	2.0
Patents and licenses	9	(9)	—	—
Other	1	—	1	1.7

Total acquired identifiable intangible assets	$384	$(273)	$111	2.1

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value of intangible assets at June 29, 2007 was $188 million and accumulated amortization of intangibles was $185 million. In fiscal year 2007, the Company recorded a write-off of in-process research and development related to the acquisition of EVault in the amount of $4 million, which is included in Product development in the Consolidated Statements of Operations. The carrying value of intangible assets at June 29, 2007 is set forth in the table below.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of three to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the fiscal years ended June 27, 2008 and June 29, 2007 were as follows:

	Fiscal Years Ended
	June 27, 2008	June 29, 2007
	(In millions)
Balance, beginning of period	$430	$445
Warranties issued	255	217
Repairs and replacements	(263)	(298)
Changes in liability for pre-existing warranties, including expirations	23	66

Balance, end of period	$445	$430

13.  Related Party Transactions

Two members of our board of directors are also on the boards of directors of Microsoft Corporation (“Microsoft”) and Flextronics International Ltd. (“Flextronics”), respectively. During fiscal years 2008 and 2007, the Company recorded net revenue of $5 million and $113 million, respectively, for sales to Microsoft. The member of our board of directors who is also a director of Flextronics resigned from the Company’s board of directors on December 3, 2007. From June 30, 2007 through December 3, 2007, the Company recorded net revenue of $6 million for sales to Flextronics and made purchases totaling $115 million. The Company did not record any revenue from Flextronics during fiscal year 2007. The Company made purchases from Flextronics in fiscal year 2007 of $177 million. The Company had non-trade receivables and accounts payable relating to Flextronics at June 29, 2007 of $66 million and $37 million, respectively. During fiscal year 2006, the Company sold disc drives to Microsoft and certain subcontractors to Microsoft including Flextronics for use in their products. The Company recorded net revenue of $214 million in fiscal year 2006 for sales to Microsoft and Microsoft subcontractors, including Flextronics and made purchases from Flextronics totaling $64 million.

A member of our board of directors is on the board of directors of United Parcel Service, Inc. (“UPS”) The Company made payments for freight and logistic services to UPS of $207 million, $160 million and $130 million in fiscal years 2008, 2007 and 2006, respectively. At June 27, 2008 and June 29, 2007, the Company had accounts payable to UPS of $30 million and $33 million, respectively.

Another individual who has been a member of our board of directors since June 2002 also became a director of Xiotech Corporation (“Xiotech”) on November 27, 2007. The Company recorded revenue of $2 million from sales to Xiotech from November 27, 2007 to June 27, 2008. The Company’s purchases from Xiotech for the same period were not significant and its accounts receivable and accounts payable balances at June 27, 2008 were not significant. In addition, during fiscal year 2008, the Company sold certain assets to Xiotech in exchange for approximately $13 million in cash.

Another individual who has been a member of our board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $48 million, $46 million and $44 million from sales to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LSI Logic for fiscal years 2008, 2007 and 2006, respectively. The Company had accounts receivable of $10 million and $7 million from LSI Logic at June 27, 2008 and June 29, 2007, respectively. The Company also made payments to LSI Logic of $208 million and $220 million in fiscal years 2008 and 2007, respectively, related to purchases of various components. The Company had accounts payable to LSI Logic of $27 million and $26 million at June 27, 2008 and June 29, 2007, respectively.

A former member of our board of directors who became a director of Lenovo Group Limited on May 17, 2005, resigned from the Company’s board of directors on May 19, 2006. The Company recorded revenue of $136 million from sales to Lenovo Group Limited and its subcontractors for the period from July 2, 2005 to May 19, 2006.

Another individual who has been a member of our board of directors since October 26, 2006 was also the chief executive officer and a member of the board of directors of Solectron. The individual resigned from our board of directors on February 22, 2007. The Company recorded net revenue of $22 million from sales to Solectron for the period from October 26, 2006 through February 22, 2007. Additionally, the Company made purchases from Solectron of $2 million for the period from October 26, 2006 through February 22, 2007.

14.  Condensed Consolidating Financial Information

The Company has guaranteed HDD’s obligations under the 2009 Notes, the 2011 Notes and the 2016 Notes (the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Notes were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at June 27, 2008 and June 29, 2007, the Condensed Consolidating Statements of Operations and Cash Flows for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

On July 3, 2006, through a corporate organizational change and realignment, Maxtor became a wholly-owned indirect subsidiary of HDD and of Seagate Technology. As a result, beginning July 3, 2006, the investment in Maxtor is accounted for on an equity method basis in the financial information of HDD.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$—	$987	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	—	181	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	—	4,450	(181)	4,272

Property, equipment and leasehold improvements, net	—	—	2,464	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investment in HDD	7,767	—	—	(7,767)	—
Equity investments in Non-Guarantors	—	6,089	294	(6,383)	—
Intercompany note receivable	—	3,183	652	(3,835)	—
Other assets, net	—	14	907	—	921

Total Assets	$7,770	$9,286	$11,230	$(18,166)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable		—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	22	802	—	825
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	—	360	—	360

Total Current Liabilities	1	22	3,445	(181)	3,287

Other liabilities	—	—	577	—	577
Intercompany note payable	3,183	—	652	(3,835)	—
Long-term debt, less current portion	—	1,497	173	—	1,670
Liability for deficit of Maxtor	—	—	595	(595)	—

Total Liabilities	3,184	1,519	5,442	(4,611)	5,534

Shareholders’ Equity	4,586	7,767	5,788	(13,555)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$9,286	$11,230	$(18,166)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$12,708	$—	$12,708
Cost of revenue	—	—	9,503	—	9,503
Product development	—	—	1,028	—	1,028
Marketing and administrative	1	—	658	—	659
Amortization of intangibles	—	—	54	—	54
Restructuring and other, net	—	—	88	—	88

Total operating expenses	1	—	11,331	—	11,332

Income from operations	(1)	—	1,377	—	1,376
Interest income	—	—	93	(36)	57
Interest expense	—	(93)	(69)	36	(126)
Equity in income of HDD	1,263	—	—	(1,263)	—
Equity in income (loss) of Non-Guarantors	—	1,356	(77)	(1,279)	—
Other, net	—	—	22	—	22

Other income (expense), net	1,263	1,263	(31)	(2,542)	(47)

Income before income taxes	1,262	1,263	1,346	(2,542)	1,329
Provision for (benefit from) income taxes	—	—	67	—	67

Net income	$1,262	$1,263	$1,279	$(2,542)	$1,262

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income	$1,262	$1,263	$1,279	$(2,542)	$1,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	844	—	844
Stock-based compensation	—	—	113	—	113
Tax benefit from exercise of stock options	—	—	(6)	—	(6)
Allowance for doubtful accounts receivable, net of recoveries	—	—	(3)	—	(3)
Deferred income taxes	—	—	10	—	10
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	2	—	2
Equity in (income) of HDD	(1,263)	—	—	1,263	—
Equity in (income) loss of Non-Guarantors	—	(1,356)	77	1,279	—
Other non-cash operating activities, net	—	4	(16)	—	(12)
Changes in operating assets and liabilities, net	(5)	(4)	333	—	324

Net cash provided by (used in) operating activities	(6)	(93)	2,637	—	2,538
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(930)	—	(930)
Proceeds from sales of fixed assets	—	—	29	—	29
Purchase of short-term investments	—	—	(486)	—	(486)
Maturities and sales of short-term investments	—	—	460	—	460
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	14	—	14

Net cash provided by (used in) investing activities	—	—	(991)	—	(991)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	—	—	(34)	—	(34)
Loan from HDD to Parent	1,522	(1,522)	—	—	—
Distribution from Non-Guarantor to HDD	—	1,620	(1,620)	—	—
Investment by HDD in Non-Guarantor	—	(5)	5	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	178	—	—	—	178
Dividends to shareholders	(216)	—	—	—	(216)
Tax benefit from exercise of stock options	—	—	6	—	6
Repurchases of common shares	(1,479)	—	—	—	(1,479)

Net cash provided by (used in) financing activities	5	93	(1,643)	—	(1,545)

Increase (decrease) in cash and cash equivalents	(1)	—	3	—	2
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$3	$—	$987	$—	$990

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$12,278	$(918)	$11,360
Cost of revenue	—	—	10,093	(918)	9,175
Product development	—	—	904	—	904
Marketing and administrative	2	—	587	—	589
Amortization of intangibles	—	—	49	—	49
Restructuring and other, net	—	—	29	—	29

Total operating expenses	2	—	11,662	(918)	10,746

Income from operations	(2)	—	616	—	614
Interest income	1	20	104	(52)	73
Interest expense	(2)	(122)	(69)	52	(141)
Equity in income of HDD	916	—	—	(916)	—
Equity in income (loss) of Non-Guarantors	—	1,018	(525)	(493)	—
Other, net	—	—	15	—	15

Other income (expense), net	915	916	(475)	(1,409)	(53)

Income before income taxes	913	916	141	(1,409)	561
Provision for (benefit from) income taxes	—	—	(352)	—	(352)

Net income	$913	$916	$493	$(1,409)	$913

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income	$913	$916	$493	$(1,409)	$913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	851	—	851
Stock-based compensation	—	—	128	—	128
Allowance for doubtful accounts receivable	—	—	40	—	40
Deferred income taxes	—	—	(365)	—	(365)
Redemption charges on 8% Senior Notes due 2009	—	19	—	—	19
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	19	—	19
Equity in (income) of HDD	(916)	—	—	916	—
Equity in (income) loss of Non-Guarantors	—	(1,018)	525	493	—
Other non-cash operating activities, net	—	1	16	—	17
Changes in operating assets and liabilities, net	5	17	(705)	—	(683)

Net cash provided by (used in) operating activities	2	(65)	1,006	—	943
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(906)	—	(906)
Proceeds from sales of fixed assets	—	—	55	—	55
Purchase of short-term investments	—	(85)	(237)	—	(322)
Maturities and sales of short-term investments	—	85	912	—	997
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	1	(49)	—	(48)

Net cash provided by (used in) investing activities	—	1	(403)	—	(402)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,477	—	—	1,477
Repayment of long-term debt	—	—	(5)	—	(5)
Redemption of 8% Senior Notes due 2009	—	(400)	—	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	(16)	—	—	(16)
Loan from HDD to Parent	1,521	(1,521)	—	—	—
Loan repayment to HDD from Non-Guarantor	—	324	(324)	—	—
Loan repayment to Non-Guarantor from HDD	—	(834)	834	—	—
Distribution from Non-Guarantor to HDD	—	1,071	(1,071)	—	—
Investment by HDD in Non-Guarantor	—	(38)	38	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	219	—	—	—	219
Dividends to shareholders	(212)	—	—	—	(212)
Repurchases of common shares and payments made under prepaid forward agreements	(1,526)	—	—	—	(1,526)

Net cash provided by (used in) financing activities	2	63	(528)	—	(463)

Increase (decrease) in cash and cash equivalents	4	(1)	75	—	78
Cash and cash equivalents at the beginning of the period	—	1	909	—	910

Cash and cash equivalents at the end of the period	$4	$—	$984	$—	$988

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,206	$—	$9,206
Cost of revenue	—	—	7,069	—	7,069
Product development	—	—	805	—	805
Marketing and administrative	—	—	447	—	447
Amortization of intangibles	—	—	7	—	7
Restructuring	—	—	4	—	4

Total operating expenses	—	—	8,332	—	8,332

Income from operations	—	—	874	—	874
Interest income	—	3	66	—	69
Interest expense	—	(44)	3	—	(41)
Equity in income of HDD	983	—	—	(983)	—
Equity in income (loss) of Non-Guarantors	(143)	1,024	—	(881)	—
Other, net	—	—	22	—	22

Other income (expense), net	840	983	91	(1,864)	50

Income before income taxes	840	983	965	(1,864)	924
Provision for income taxes	—	—	84	—	84

Net income	$840	$983	$881	$(1,864)	$840

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income	$840	$983	$881	$(1,864)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	—	612	—	612
Stock-based compensation	—	—	90	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in income of HDD	(983)	—	—	983	—
Equity in income of Non-Guarantors	143	(1,024)	—	881	—
Other non-cash operating activities, net	—	2	33	—	35
Changes in operating assets and liabilities, net	(3)	(3)	(70)	—	(76)

Net cash (used in) provided by operating activities	(3)	(42)	1,502	—	1,457
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(1,008)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	—	297	—	297
Other investing activities, net	—	1	(159)	—	(158)

Net cash provided by (used in) investing activities	—	1	(562)	—	(561)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(243)	(97)	—	(340)
Proceeds from exercise of employee stock options and employee stock purchase plan	118	—	—	—	118
Loan from HDD to Parent	140	(140)	—	—	—
Loan from HDD to Non-Guarantor	—	(324)	324	—	—
Loan repayment from Non-Guarantor to HDD	—	224	(224)	—	—
Loan from Non-Guarantor to HDD	—	835	(835)	—	—
Distribution from HDD to Parent	310	(310)	—	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash (used in) provided by financing activities	(6)	42	(768)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	1	172	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$1	$909	$—	$910

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at June 27, 2008 and June 29, 2007, the Condensed Consolidating Statements of Operations and Cash Flows for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006, which for subsidiary issuer represents the period from May 19, 2006 to June 30, 2006. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$1	$986	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	181	—	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	182	4,268	(181)	4,272

Property, equipment and leasehold improvements, net	—	4	2,460	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investments in Non-Guarantors	7,767	294	6,089	(14,150)	—
Intercompany note receivable	—	—	3,835	(3,835)	—
Other assets, net	—	298	623	—	921

Total Assets	$7,770	$778	$19,738	$(18,166)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	29	795	—	825
Accrued income taxes	—	6	4	—	10
Current portion of long-term debt	—	330	30	—	360

Total Current Liabilities	1	365	3,102	(181)	3,287

Other liabilities	—	183	394	—	577
Intercompany note payable	3,183	652	—	(3,835)	—
Long-term debt, less current portion	—	173	1,497	—	1,670
Liability for deficit of Maxtor	—	—	595	(595)	—

Total Liabilities	3,184	1,373	5,588	(4,611)	5,534

Shareholders’ Equity (Deficit)	4,586	(595)	14,150	(13,555)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$778	$19,738	$(18,166)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$9	$12,699	$—	$12,708
Cost of revenue	—	12	9,491	—	9,503
Product development	—	9	1,019	—	1,028
Marketing and administrative	1	5	653	—	659
Amortization of intangibles	—	—	54	—	54
Restructuring and other, net	—	—	88	—	88

Total operating expenses	1	26	11,305	—	11,332

Income (loss) from operations	(1)	(17)	1,394	—	1,376
Interest income	—	—	93	(36)	57
Interest expense	—	(63)	(99)	36	(126)
Equity in loss of Maxtor	—	—	(83)	83	—
Equity in income (loss) of Non-Guarantors	1,263	6	1,356	(2,625)	—
Other, net	—	5	17	—	22

Other income (expense), net	1,263	(52)	1,284	(2,542)	(47)

Income (loss) before income taxes	1,262	(69)	2,678	(2,542)	1,329
Provision for (benefit from) income taxes	—	14	53	—	67

Net income (loss)	$1,262	$(83)	$2,625	$(2,542)	$1,262

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITES
Net Income (Loss)	$1,262	$(83)	$2,625	$(2,542)	$1,262
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3	841	—	844
Stock-based compensation	—	14	99	—	113
Tax benefit from exercise of stock options	—	—	(6)	—	(6)
Allowance for doubtful accounts receivable, net of recoveries	—	—	(3)	—	(3)
Deferred income taxes	—	203	(193)	—	10
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	2	—	2
Equity in loss of Maxtor	—	—	83	(83)	—
Equity in (income) loss of Non-Guarantors	(1,263)	(6)	(1,356)	2,625	—
Other non-cash operating activities, net	—	4	(16)	—	(12)
Changes in operating assets and liabilities, net	(5)	(260)	589	—	324

Net cash provided by (used in) operating activities	(6)	(125)	2,669	—	2,538
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(930)	—	(930)
Proceeds from sales of fixed assets	—	7	22	—	29
Purchase of short-term investments	—	—	(486)	—	(486)
Maturities and sales of short-term investments	—	—	460	—	460
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	14	—	14

Net cash provided by (used in) investing activities	—	7	(998)	—	(991)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(5)	(29)	—	(34)
Loan from Non-Guarantor to Parent	1,522	—	(1,522)	—	—
Loan from Non-Guarantor to Maxtor	—	111	(111)	—	—
Distribution to Maxtor from Non-Guarantor	—	10	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	178	—	—	—	178
Dividends to shareholders	(216)	—	—	—	(216)
Tax benefit from exercise of stock options	—	—	6	—	6
Repurchases of common shares	(1,479)	—	—	—	(1,479)

Net cash provided by (used in) financing activities	5	116	(1,666)	—	(1,545)

Increase (decrease) in cash and cash equivalents	(1)	(2)	5	—	2
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$3	$1	$986	$—	$990

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Fiscal Year Ended June 29, 2007

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 29, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$913	$(359)	$1,768	$(1,409)	$913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	61	790	—	851
Stock-based compensation	—	25	103	—	128
Allowance for doubtful accounts receivable	—	—	40	—	40
Deferred income taxes	—	1	(366)	—	(365)
Redemption charge on 8% Senior Notes due 2009	—	—	19	—	19
In-process research and development	—	—	4	—	4
Non-cash portion of restructuring charges and other	—	—	19	—	19
Equity in loss of Maxtor	—	—	359	(359)	—
Equity in (income) loss of Non-Guarantors	(916)	166	(1,018)	1,768	—
Other non-cash operating activities, net	—	7	10	—	17
Changes in operating assets and liabilities, net	5	(87)	(601)	—	(683)

Net cash provided by (used in) operating activities	2	(186)	1,127	—	943
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	(3)	(903)	—	(906)
Proceeds from sales of fixed assets	—	27	28	—	55
Purchase of short-term investments	—	—	(322)	—	(322)
Maturities and sales of short-term investments	—	—	997	—	997
Acquisitions, net of cash and cash equivalents acquired	—	—	(178)	—	(178)
Other investing activities, net	—	—	(48)	—	(48)

Net cash provided by (used in) investing activities	—	24	(426)	—	(402)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	1,477	—	1,477
Repayment of long-term debt	—	(5)	—	—	(5)
Redemption of 8% Senior Notes due 2009	—	—	(400)	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	—	(16)	—	(16)
Loan from Non-Guarantor to Parent	1,521	—	(1,521)	—	—
Loan from Non-Guarantor to Maxtor	—	465	(465)	—	—
Loan repayment to Non-Guarantor from Maxtor	—	(324)	324	—	—
Distribution from Non-Guarantor to HDD	—	—	(1,071)	1,071	—
Distribution to HDD from Non-Guarantor	—	—	1,071	(1,071)	—
Investment by Maxtor in Non-Guarantor	—	(38)	38	—	—
Investment by Non-Guarantor in Maxtor	—	38	(38)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	219	—	—	—	219
Dividends to shareholders	(212)	—	—	—	(212)
Repurchases of common shares and payments made under prepaid forward agreements	(1,526)	—	—	—	(1,526)

Net cash provided by (used in) financing activities	2	136	(601)	—	(463)

Increase (decrease) in cash and cash equivalents	4	(26)	100	—	78
Cash and cash equivalents at the beginning of the period	—	29	881	—	910

Cash and cash equivalents at the end of the period	$4	$3	$981	$—	$988

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Fiscal Year Ended June 30, 2006

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$840	$(143)	$1,950	$(1,807)	$840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	—	9	603	—	612
Stock-based compensation	—	15	75	—	90
Tax benefit from exercise of stock options	—	—	(44)	—	(44)
Equity in loss of Maxtor	143	—	—	(143)	—
Equity in income of Non-Guarantors	(983)	57	(1,024)	1,950	—
Other non-cash operating activities, net	—	—	35	—	35
Changes in operating assets and liabilities, net	(3)	(395)	322	—	(76)

Net cash (used in) provided by operating activities	(3)	(457)	1,917	—	1,457
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	(6)	(1,002)	—	(1,008)
Purchase of short-term investments	—	—	(3,220)	—	(3,220)
Maturities and sales of short-term investments	—	—	3,528	—	3,528
Net cash acquired from Maxtor	—	94	203	—	297
Other investing activities, net	—	(2)	(156)	—	(158)

Net cash provided by (used in) investing activities	—	86	(647)	—	(561)
FINANCING ACTIVITIES
Repayment of long-term debt	—	—	(340)	—	(340)
Proceeds from exercise of employee stock options and employee stock purchase plans	118	—	—	—	118
Loan from Non-Guarantor to Parent	140	—	(140)	—	—
Loan from HDD to Non-Guarantor	—	400	(400)	—	—
Distribution from HDD to Parent	310	—	(310)	—	—
Investment by Parent in Non-Guarantor	(20)	—	20	—	—
Dividends to shareholders	(155)	—	—	—	(155)
Tax benefit from exercise of stock options	—	—	44	—	44
Repurchases of common shares	(399)	—	—	—	(399)

Net cash (used in) provided by financing activities	(6)	400	(1,126)	—	(732)

Increase (decrease) in cash and cash equivalents	(9)	29	144	—	164
Cash and cash equivalents at the beginning of the period	9	—	737	—	746

Cash and cash equivalents at the end of the Period	$—	$29	$881	$—	$910

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.  Supplementary Financial Data (Unaudited)

Quarterly Data

The Company operated and reported financial results based on 13 week quarters in fiscal 2008 and 2007, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

Fiscal Year 2008 Quarters Ended (In millions, except per share data)	September 28, 2007	December 28, 2007	March 28, 2008	June 27, 2008
Revenue	$3,285	$3,420	$3,104	$2,899
Gross margin	809	889	816	691
Income from operations	396	420	363	197
Net income	355	403	344	160
Net income per share:
Basic	$0.67	$0.77	$0.68	$0.33
Diluted	0.64	0.73	0.65	0.32

The results for the first quarter of fiscal year 2008 include approximately $69 million of variable performance-based compensation, $29 million of stock-based compensation, $24 million in the amortization of intangibles primarily related to the Maxtor acquisition and $5 million in restructuring charges.

The results for the second quarter of fiscal year 2008 include approximately $77 million of variable performance-based compensation, $29 million of stock-based compensation, $24 million in the amortization of intangibles primarily related to the Maxtor acquisition, $27 million in restructuring charges primarily related to the closure of the Company’s Limavady, Northern Ireland operations and $15 million of gains on the sale of assets.

The results for the third quarter of fiscal year 2008 include approximately $71 million of variable performance-based compensation, $28 million of stock-based compensation, $26 million in the amortization of intangibles primarily related to the Maxtor acquisition and $20 million in restructuring and other charges primarily related to the closure of the Company’s Limavady, Northern Ireland operations.

The results for the fourth quarter of fiscal year 2008 include approximately $45 million of variable performance-based compensation, $27 million of stock-based compensation, $20 million in the amortization of intangibles primarily related to the Maxtor acquisition and $36 million in restructuring charges, primarily related to the closure of the Company’s Limavady, Northern Ireland and Milpitas, California operations.

Fiscal Year 2007 Quarters Ended (In millions, except per share data)	September 29, 2006	December 29, 2006	March 30, 2007	June 29, 2007
Revenue	$2,793	$2,996	$2,828	$2,744
Gross margin	442	546	603	594
Income from operations	12	166	247	188
Net income	19	140	212	541
Net income per share:
Basic	$0.03	$0.25	$0.39	$1.00
Diluted	0.03	0.23	0.37	0.96

The results for the first quarter of fiscal year 2007 include a $40 million increase in the provision for doubtful accounts related to the termination of the Company’s distributor relationship with eSys and its related affiliated entities, approximately $24 million of stock-based compensation, Maxtor’s operating losses and related

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited the accompanying consolidated balance sheets of Seagate Technology as of June 27, 2008 and June 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at June 27, 2008, and June 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, under the heading Newly Adopted and Recently Issued Accounting Pronouncements, effective June 30, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Seagate Technology

We have audited Seagate Technology’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of June 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology as of June 27, 2008 and June 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2008, and our report dated August 12, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 12, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 27, 2008.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 27, 2008. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 27, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by this Item 10 concerning our executive officers is set forth in Part I of this report under “Item 1. Business—Executive Officers”.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are included as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Seagate Technology and Report of Independent Auditors are included in Item 8:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

3.	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description
2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.2)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

Exhibit Number	Description
10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.6+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.7+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.8+*	Form of Amended 2004 Stock Compensation Plan

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on
Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.11+*	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement

10.12+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors (incorporated by reference to Exhibit 10.17 (b) to the registrant’s quarterly report on Form 10-Q filed with the SEC on April 29, 2008)

10.13	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006

Exhibit Number	Description
10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.15	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006, which is incorporated by reference to Exhibit 4.1 to Maxtor Corp’s quarterly report on Form 10-Q filed with the SEC on May 13, 2003)

10.16	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.17+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1*	Code of Business Conduct and Ethics

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY

/s/ WILLIAM D. WATKINS
(William D. Watkins, Chief Executive Officer)

Dated: August 13, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Watkins, Charles C. Pope, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM D. WATKINS (William D. Watkins)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 13, 2008

/S/ CHARLES C. POPE (Charles C. Pope)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 13, 2008

/S/ PATRICK J. O’MALLEY (Patrick J. O’Malley)	Senior Vice President, Corporate Finance and Treasurer (Principal Accounting Officer)	August 13, 2008

/S/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chairman of the Board of Directors	August 13, 2008

/S/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 13, 2008

Signature	Title	Date

/S/ WILLIAM W. BRADLEY (William W. Bradley)	Director	August 13, 2008

/S/ DONALD E. KIERNAN (Donald E. Kiernan)	Director	August 13, 2008

/S/ DAVID F. MARQUARDT (David F. Marquardt)	Director	August 13, 2008

/S/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 13, 2008

/S/ C.S. PARK (Dr. C.S. Park)	Director	August 13, 2008

/S/ GREGORIO REYES (Gregorio Reyes)	Director	August 13, 2008

/S/ JOHN W. THOMPSON (John W. Thompson)	Director	August 13, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.8 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.8	Amendment No. 1, dated as of October 31, 2002, to the Stock Purchase Agreement, dated as of October 28, 2002, by and among Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, L.P., Oak Investment Partners IX, Limited Partnership, Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund-A, L.P., Seagate Technology Holdings, Seagate Technology SAN Holdings and XIOtech Corporation (incorporated by reference to Exhibit 2.9 to amendment no. 6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on November 8, 2002)

2.9	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

Exhibit Number	Description

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.2)

10.1	Credit Agreement, dated as of September 19, 2006, by and among Seagate Technology, Seagate Technology HDD Holdings, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and the Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the registrant’s registration current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

10.2(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.3(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

Exhibit Number	Description

10.6+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

10.7+	Seagate Technology Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on May 3, 2004)

10.8+*	Form of Amended 2004 Stock Compensation Plan

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on
Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.11+*	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement

10.12+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors (incorporated by reference to Exhibit 10.17 (b) to the registrant’s quarterly report on Form 10-Q filed with the SEC on April 29, 2008)

10.13	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.15	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006, which is incorporated by reference to Exhibit 4.1 to Maxtor Corp’s quarterly report on Form 10-Q filed with the SEC on May 13, 2003)

10.16	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.17+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1*	Code of Business Conduct and Ethics

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature page hereto)

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.