Form 10-Q
period 2008-10-03
SEAGATE TECHNOLOGY
filed 2008-10-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number 001-31560

SEAGATE TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309, Ugland House

Grand Cayman KY1-1104, Cayman Islands

(Address of Principal Executive Offices)

Telephone: (345) 949-8066

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2008, 488,320,088 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 3, 2008	June 27, 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,005	$990
Short-term investments	148	151
Accounts receivable, net	1,393	1,410
Inventories	909	945
Deferred income taxes	272	274
Other current assets	640	502

Total Current Assets	4,367	4,272
Property, equipment and leasehold improvements, net	2,509	2,464
Goodwill	2,349	2,352
Other intangible assets, net	94	111
Deferred income taxes	616	616
Other assets, net	234	305

Total Assets	$10,169	$10,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,930	$1,652
Accrued employee compensation	153	440
Accrued warranty	214	226
Accrued expenses	624	599
Accrued income taxes	6	10
Current portion of long-term debt	660	360

Total Current Liabilities	3,587	3,287
Long-term accrued warranty	231	219
Long-term accrued income taxes	191	210
Other non-current liabilities	145	148
Long-term debt, less current portion	1,370	1,670

Total Liabilities	5,524	5,534

Commitments and contingencies

Shareholders’ equity:
Common shares and additional paid-in capital	3,563	3,501
Accumulated other comprehensive income (loss)	(20)	(16)
Retained earnings	1,102	1,101

Total Shareholders’ Equity	4,645	4,586

Total Liabilities and Shareholders’ Equity	$10,169	$10,120

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2008.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 3, 2008	September 28, 2007
Revenue	$3,033	$3,285

Cost of revenue	2,508	2,476
Product development	260	242
Marketing and administrative	148	153
Amortization of intangibles	14	13
Restructuring	23	5

Total operating expenses	2,953	2,889

Income from operations	80	396

Interest income	7	16
Interest expense	(30)	(32)
Other, net	(13)	(5)

Other income (expense), net	(36)	(21)

Income before income taxes	44	375
Provision for (benefit from) for income taxes	(16)	20

Net income	$60	$355

Net income per share:
Basic	$0.12	$0.67
Diluted	$0.12	$0.64
Number of shares used in per share calculations:
Basic	485	531
Diluted	494	560

Cash dividends declared per share	$0.12	$0.10

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 3, 2008	September 28, 2007
OPERATING ACTIVITIES
Net income	$60	$355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	205
Stock-based compensation	27	29
Deferred income taxes	2	8
Other non-cash operating activities, net	(13)	7
Changes in operating assets and liabilities:
Accounts receivable	16	(133)
Inventories	36	31
Accounts payable	278	250
Accrued expenses, employee compensation and warranty	(309)	(2)
Other assets and liabilities	(46)	4

Net cash provided by operating activities	304	754

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(280)	(150)
Purchases of short-term investments	(90)	(198)
Maturities and sales of short-term investments	93	119
Proceeds from sale of investment in equity securities	10	—
Acquisitions, net of cash and cash equivalents acquired	—	(6)
Other investing activities, net	2	(3)

Net cash used in investing activities	(265)	(238)

FINANCING ACTIVITIES
Proceeds from exercise of employee stock options and employee stock purchase plan	35	62
Dividends to shareholders	(59)	(54)
Repurchases of common shares	—	(249)

Net cash used in financing activities	(24)	(241)

Increase (decrease) in cash and cash equivalents	15	275
Cash and cash equivalents at the beginning of the period	990	988

Cash and cash equivalents at the end of the period	$1,005	$1,263

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50	$10
Cash paid for income taxes, net of refunds	2	8

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended October 3, 2008

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 27, 2008	485	$—	$3,501	$(16)	$1,101	$4,586
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	(4)	—	(4)
Net income	—	—	—	—	60	60

Comprehensive income						56
Issuance of common shares related to employee stock options and employee stock purchase plan	3	—	35	—	—	35
Dividends to shareholders	—	—	—	—	(59)	(59)
Stock-based compensation	—	—	27	—	—	27

Balance at October 3, 2008	488	$—	$3,563	$(20)	$1,102	$4,645

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Operations — Seagate Technology (“Seagate” or the “Company”) designs, manufactures and markets rigid disk drives. Rigid disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in digital video recorders and gaming devices. The Company sells its disk drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. In addition to manufacturing and selling disk drives and branded storage products under the Seagate and Maxtor brands, the Company provides data storage services for small to medium size businesses, including online backup, data protection and recovery solutions.

Basis of Presentation and Consolidation — The Condensed Consolidated Financial Statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2008 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 13, 2008. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2008 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 3, 2008, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2009.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended October 3, 2008 and September 28, 2007 were 14 weeks and 13 weeks, respectively. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Condensed Consolidated Financial Statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets as well as the valuation of intangibles and goodwill. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, and valuation of share-based payments. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Since the Company’s fiscal year ended June 27, 2008, there have been no significant changes in the Company’s critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008, as filed with the SEC on August 13, 2008, for a discussion of the Company’s critical accounting policies and estimates.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

Net Income Per Share

In accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income per share for the three months ended October 3, 2008 and September 28, 2007:

	For the Three Months Ended
	October 3, 2008	September 28, 2007
	(in millions, except per share data)
Numerator:
Net income	$60	$355
Adjustment for interest expense on 6.8% convertible senior notes due April 2010	—	2

Net income, adjusted	$60	$357

Denominator:
Weighted-average common shares outstanding	487	533
Weighted-average nonvested shares	(2)	(2)

Total shares for purpose of calculating basic net income per share	485	531

Weighted-average effect of dilutive securities:
Nonvested shares	—	1
Dilution from employee stock options	9	19
2.375% convertible senior notes due August 2012	—	5
6.8% convertible senior notes due April 2010	—	4

Dilutive potential common shares:	9	29

Total shares for purpose of calculating diluted net income per share	494	560

Net income per share:
Basic net income per share	$0.12	$0.67

Diluted net income per share	$0.12	$0.64

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
	October 3, 2008	September 28, 2007
	(in millions)
Stock options	39	20
Nonvested shares	1	—
6.8% convertible senior notes	4	—
2.375% convertible senior notes	—	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information

	October 3, 2008	June 27, 2008
	(in millions)
Accounts Receivable
Accounts receivable	$1,400	$1,416
Allowance for doubtful accounts	(7)	(6)

	$1,393	$1,410

	October 3, 2008	June 27, 2008
	(in millions)
Inventories
Raw materials and components	$380	$352
Work-in-process	139	111
Finished goods	390	482

	$909	$945

	October 3, 2008	June 27, 2008
	(in millions)
Other Current Assets
Vendor non-trade receivables	$403	$348
Other current assets	236	154

	$639	$502

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

	October 3, 2008	June 27, 2008
	(in millions)
Property, Equipment and Leasehold Improvements, net
Property, equipment and leasehold improvements	$6,104	$5,845
Accumulated depreciation and amortization	(3,595)	(3,381)

	$2,509	$2,464

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Long-Term Debt and Credit Facilities

$300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”). During the three months ended October 3, 2008, the 2009 Notes became due within 12 months. As such, the balance was reclassified to Current portion of long-term debt.

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”). During the three months ended October 3, 2008, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at October 3, 2008. During the three months ended October 3, 2008, the Company’s shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and will be reclassified as Long-term debt on the Company’s Condensed Consolidated Balance Sheet at January 2, 2009.

Revolving Credit Facility. As of October 3, 2008, there were no borrowings under the Company’s $500 million revolving credit facility and the Company had utilized $47 million of the $100 million sub-limit for outstanding letters of credit and bankers’ guarantees. As of October 3, 2008, the Company is in compliance with all the covenants under the credit agreement that governs the Company’s revolving credit facility.

Derivative Financial Instruments. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. At October 3, 2008, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $475 million comprised of approximately $277 million to purchase Thai baht, $146 million to purchase Singapore dollars, $12 million to purchase British pounds, $12 million to purchase European euros, $11 million to purchase Chinese yuan, $11 million to purchase Czech koruna, and $6 million to purchase Japanese yen. At October 3, 2008, the fair value of the Company’s outstanding forward exchange contracts was a liability of approximately $25 million. Net foreign currency transaction losses included in the determination of consolidated net income were $6 million and $5 million for the three months ended October 3, 2008 and September 28, 2007, respectively.

3. Fair Value

During the three months ended October 3, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (SFAS No. 157) for all financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 for all non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will not apply the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities until July 2009, the beginning of its next fiscal year.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair Value (continued)

Measurement of Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3 – Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair Value (continued)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, at October 3, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$543	$—	$—	$543
Asset-backed securities	—	15	—	15
Agency bonds	—	31	—	31
Corporate bonds	—	18	—	18
Commercial paper	—	375	—	375
Municipal bonds	—	13	—	13
U.S. Treasuries	—	74	—	74

Total Cash Equivalents and Marketable Securities	543	526	—	1,069

Auction Rate Securities	—	—	28	28

Total Assets	$543	$526	$28	$1,097

Liabilities:
Derivative Liabilities(1)	$—	$25	$—	$25

Total Liabilities	$—	$25	$—	$25

Reported as:	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets:
Cash and cash equivalents	$543	$378	$—	$921
Short-term investments	—	148	—	148
Other assets, net	—	—	28	28

Total Assets	$543	$526	$28	$1,097

Liabilities:
Foreign currency forward exchange contracts(1)	$—	$25	$—	$25

Total Liabilities	$—	$25	$—	$25

(1)	The fair value of Foreign currency forward exchange contracts is classified within Accrued expenses in the Condensed Consolidated Balance Sheet at October 3, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair Value (continued)

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. Level 2 assets include: asset-backed securities, agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities. For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and as of October 3, 2008 has not found it necessary to make any adjustments.

The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.

Level 3 assets consist of auction rate securities with a par value of $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities failed to settle at auction and have continued to fail through the quarter ended October 3, 2008. Since there is no active market for these securities the Company valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs. As of October 3, 2008, the estimated fair value of these auction rate securities was $28 million. Management believes that the impairment totaling $3 million, recorded during the three months ended June 27, 2008 and October 3, 2008, is temporary. Given the Company’s ability and intent to hold these securities until liquidity returns to this market or maturity of the securities, the impairment is recorded in Accumulated other comprehensive income and these securities are classified as Long-term investments in the Company’s Condensed Consolidated Balance Sheets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair Value (continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended October 3, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at June 27, 2008	$28
Unrealized (losses)(1)	—
Purchases, sales, issuances, settlements	—
Transfers in/(out) of Level 3	—
Balance at October 3, 2008	$28

(1)	Unrealized gains and losses on available for sale securities are recorded as a separate component of other comprehensive income in the accumulated other comprehensive income (loss), which is a component of shareholders’ equity.

Other Fair Value Disclosures

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of its long-term debt at least annually or more frequently if the fair value has changed significantly.

The Company’s debt is carried at cost. The following table represents the fair value of the Company’s debt as of October 3, 2008 (in millions):

Reported as:	October 3, 2008		June 27, 2008
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Floating Rate Senior Notes due October 2009	$300	$287	$300	$293

6.375% Senior Notes due October 2011	599	552	599	584

6.8% Senior Notes due October 2016	599	522	599	555

6.8% Convertible Senior Notes due April 2010	135	131	135	142

5.75% Subordinated debentures due March 2012	41	38	41	40

2.375% Convertible Senior Notes due August 2012	326	266	326	422

As of October 29, 2008, the total fair value of the Company’s debt noted in the table above has decreased by approximately $200 million as compared with the fair value on October 3, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Income Taxes

The Company is a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, the Company’s worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs applicable in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

The income tax benefit recorded for the three months ended October 3, 2008 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets attributable in part to tax legislation enacted during the period, (iii) tax expense related to intercompany transactions and (iv) U.S. and foreign tax benefits recorded during the quarter related to reductions in previously accrued taxes for uncertain tax positions due to settlement of tax audits and lapses of certain statutes of limitations. The income tax provision recorded for the three months ended September 28, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets and (iii) the tax expense related to intercompany transactions.

Based on the Company’s foreign ownership structure, and subject to (i) potential future increases in the valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the Company’s foreign parent holding company.

During the three months ended October 3, 2008, there were three major U.S. tax law changes with potential impact on the Company’s tax provision. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. The Company expects that it qualifies for and will elect to accelerate approximately $11 million of R&D credit carryovers to fiscal years 2008 and 2009, of which approximately $8 million was recognized in the three months ended October 3, 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on the Company’s tax provision. The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. The Company estimates that the California change will result in an increase to income taxes for fiscal year 2009 of approximately $3 million as compared to the prior year.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Income Taxes (continued)

As of October 3, 2008, the Company recorded net deferred tax assets of $888 million. The realization of $808 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized.

During the three months ended October 3, 2008, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $15 million to $359 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $5 million and (iii) other activity, primarily foreign exchange gains, of $4 million. Approximately $4 million of the three month change resulted in a reduction to goodwill with the remaining balance of $11 million reflected as a reduction to tax expense or as foreign exchange gains.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $55 million and $68 million as of October 3, 2008 and June 27, 2008, respectively.

During the 12 months beginning October 4, 2008, the Company expects to reduce its unrecognized tax benefits by approximately $19 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

The Company files U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal year 2003 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ended in 2003 and 2004 and is currently examining fiscal years ending in 2005 through 2007. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001.

5. Restructuring and Exit Costs

During the three months ended October 3, 2008, the Company recorded restructuring charges of $3 million in connection with the proposed closure of its research facility in Pittsburgh, Pennsylvania, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business. The Company currently plans to cease operations at the Pittsburgh facility by the end of its fourth quarter in fiscal year 2009 and integrate certain activities into its other research and development facilities located within the United States. The Company currently estimates the total restructuring charges for the Pittsburgh closure to be approximately $23 million to $27 million. These remaining charges are expected to be incurred over the balance of fiscal year 2009 and include severance charges of approximately $5 million, facility lease costs after operations cease of $11 million to $15 million, and approximately $7 million of other exit costs.

The Company currently also expects to record accelerated depreciation related to the closure of the Pittsburgh facility of approximately $22 million to $28 million in Product development, of which $7 million is expected to be recorded in the second quarter of fiscal year 2009. The remaining accelerated depreciation charges are currently expected to be incurred over the balance of fiscal year 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restructuring and Exit Costs (continued)

During the three months ended October 3, 2008, the Company recorded additional restructuring charges of approximately $10 million in connection with its ongoing restructuring activities. These costs were primarily a result of restructuring plans established to continue the alignment of the Company’s global workforce with existing and anticipated business requirements. The restructuring charges were comprised of employee termination costs relating to a continuing effort to optimize the Company’s production around the world and lease costs related to vacant facilities. The Company expects the majority of these restructuring activities to be completed by the fourth quarter of fiscal year 2009.

Under Emerging Issues Task Force 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the Company accrued certain exit costs with respect to its acquisition of Maxtor in May 2006, relating to employee severance, planned exit of leased or owned excess facilities and the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The Company’s accrued liability for such exit costs is comprised primarily of remaining excess facilities obligations. During the three months ended October 3, 2008, the Company recorded a $10 million adjustment to previously recorded restructuring charges to reflect its revised sub-lease expectations related to its Maxtor facilities closures and paid $2 million of the accrued exit costs. The Company expects the remaining costs associated with the exit of certain facilities to continue to the end of fiscal year 2016.

The following table summarizes the Company’s restructuring activities for the three months ended October 3, 2008:

	Severance and Benefits	Grant Repayment	Operating Leases	Total
	(in millions)
Accrual balances, June 27, 2008	$52	$18	$17	$87
Restructuring charge	8	—	15	23
Cash payments	(6)	—	(2)	(8)

Accrual balances, October 3, 2008	$54	$18	$30	$102

Of the accrued restructuring balance of approximately $102 million at October 3, 2008, $83 million is included in Accrued expenses and $19 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet. Included in the accrued restructuring balance of $102 million at October 3, 2008 is $25 million for the Company’s Maxtor facilities closures, of which $10 million is classified as Accrued expenses and $15 million is classified as Other non-current liabilities.

6. Goodwill

At October 3, 2008, the Company’s goodwill totaled approximately $2.3 billion, of which approximately $2.2 billion relates to the Company’s acquisition of Maxtor Corporation in May 2006.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

Stock-Based Benefit Plans

The Company’s stock-based benefit plans have been established to promote the Company’s long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company’s stock-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide flexibility to maintain the Company’s competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

Seagate Technology 2004 Stock Compensation Plan — As of October 3, 2008, there were approximately 25 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

Stock Purchase Plan — On July 31, 2008, the Company issued approximately 2.5 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $12.72 per share. As of October 3, 2008, there were approximately 6.4 million common shares available for issuance under the ESPP.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation (continued)

The fair value of the Company’s stock options granted to employees for the three months ended October 3, 2008 and September 28, 2007, was estimated using the following weighted-average assumptions:

	For the Three Months Ended
	October 3, 2008	September 28, 2007
Option Plan Shares
Expected term (in years)	4.0	4.0
Volatility	36%	36%
Expected dividend	3.0 – 3.8%	1.6 – 1.7%
Risk-free interest rate	3.0%	4.2%
Weighted-average fair value	$3.26	$7.43

ESPP Plan Shares
Expected term (in years)	0.5	0.5
Volatility	39%	31%
Expected dividend	3.2%	1.7%
Risk-free interest rate	2.0%	5.0%
Weighted-average fair value	$3.59	$5.49

Stock Compensation Expense

Stock Compensation Expense — The Company recorded $27 million and $23 million of stock-based compensation during the three months ended October 3, 2008 and September 28, 2007, respectively. Of the $27 million recorded in the three months ended October 3, 2008, $3 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. Of the $23 million recorded in the three months ended September 28, 2007, $6 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Excess Tax Benefits from Stock Options — In accordance with guidance in SFAS No. 123 (Revised 2004), Share-Based Payment, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any excess tax benefits as a financing cash inflow during the three months ended October 3, 2008.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended October 3, 2008 and September 28, 2007 were as follows:

	For the Three Months Ended
	October 3, 2008	September 28, 2007
	(in millions)
Balance, beginning of period	$445	$430
Warranties issued	78	60
Repairs and replacements	(69)	(71)
Changes in liability for pre-existing warranties, including expirations	(9)	23

Balance, end of period	$445	$442

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Issuance of Common Shares

During the three months ended October 3, 2008, the Company issued approximately 0.6 million of its common shares from the exercise of stock options and approximately 2.5 million of its common shares related to the Company’s ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its common shares during the three months ended October 3, 2008. As of October 3, 2008, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan.

10. Litigation

See Part II, Item 1, “Legal Proceedings.”

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157. See Note 3 for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets or financial liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of SFAS No. 161 on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Recently Issued Accounting Pronouncements (continued)

In May 2008, the FASB issued FASB Staff Position (FSP), Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1), which may require the Company to recognize additional non cash interest expense related to its Convertible Senior Notes in its consolidated statements of operations. FSP APB No. 14-1 requires the issuer to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB No. 14-1 must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). The Company will adopt FSP APB No. 14-1 in its fiscal year 2010, and is currently evaluating the impact of the pending adoption on its consolidated results of operations and financial condition.

12. Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis, and prior to October 25, 2006 when the Company’s 8% Senior Notes due May 2009 (“8% Notes”) were redeemed, the Company had guaranteed HDD’s obligations under the 8% Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at October 3, 2008 and June 27, 2008, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three months ended October 3, 2008 and September 28, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$32	$—	$973	$—	$1,005
Short-term investments	—	—	148	—	148
Accounts receivable, net	—	—	1,393	—	1,393
Intercompany receivable	—	—	186	(186)	—
Inventories	—	—	909	—	909
Other current assets	—	—	912	—	912

Total Current Assets	32	—	4,521	(186)	4,367
Property, equipment and leasehold improvements, net	—	—	2,509	—	2,509
Goodwill	—	—	2,349	—	2,349
Other intangible assets, net	—	—	94	—	94
Equity investment in HDD	7,850	—	—	(7,850)	—
Equity investments in Non-Guarantors	—	6,097	297	(6,394)	—
Intercompany note receivable	—	3,237	671	(3,908)	—
Other assets, net	—	13	837	—	850

Total Assets	$7,882	$9,347	$11,278	$(18,338)	$10,169

Accounts payable	$—	$—	$1,930	$—	$1,930
Intercompany payable	—	—	186	(186)	—
Accrued employee compensation	—	—	153	—	153
Accrued expenses	—	—	838	—	838
Accrued income taxes	—	—	6	—	6
Current portion of long-term debt	—	300	360	—	660

Total Current Liabilities	—	300	3,473	(186)	3,587
Other non-current liabilities	—	—	376	—	376
Intercompany note payable	3,237	—	671	(3,908)	—
Long-term accrued income taxes	—	—	191	—	191
Long-term debt, less current portion	—	1,197	173	—	1,370
Liability for deficit of Maxtor	—	—	607	(607)	—

Total Liabilities	3,237	1,497	5,491	(4,701)	5,524

Shareholders’ Equity	4,645	7,850	5,787	(13,637)	4,645

Total Liabilities and Shareholders’ Equity	$7,882	$9,347	$11,278	$(18,338)	$10,169

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
	(In millions)
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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,033	$—	$3,033

Cost of revenue	—	—	2,508	—	2,508
Product development	—	—	260	—	260
Marketing and administrative	—	—	148	—	148
Amortization of intangibles	—	—	14	—	14
Restructuring	—	—	23	—	23

Total operating expenses	—	—	2,953	—	2,953

Income from operations	—	—	80	—	80
Interest income	—	—	15	(8)	7
Interest expense	—	(23)	(15)	8	(30)
Equity in income of HDD	60	—	—	(60)	—
Equity in income (loss) of Non-Guarantors	—	83	(23)	(60)	—
Other, net	—	—	(13)	—	(13)

Other income (expense), net	60	60	(36)	(120)	(36)

Income before income taxes	60	60	44	(120)	44
Provision for (benefit from) income taxes	—	—	(16)	—	(16)

Net income	$60	$60	$60	$(120)	$60

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income	$60	$60	$60	$(120)	$60
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	253	—	253
Stock-based compensation	—	—	27	—	27
Equity in (income) of HDD	(60)	—	—	60	—
Equity in (income) loss of Non-Guarantors	—	(83)	23	60	—
Other non-cash operating activities, net	—	1	(12)	—	(11)
Changes in operating assets and liabilities, net	(1)	(21)	(3)	—	(25)

Net cash (used in) provided by operating activities	(1)	(43)	348	—	304
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(280)	—	(280)
Purchase of short-term investments	—	—	(90)	—	(90)
Maturities and sales of short-term investments	—	—	93	—	93
Other investing activities, net	—	—	12	—	12

Net cash provided by (used in) investing activities	—	—	(265)	—	(265)
FINANCING ACTIVITIES
Loan from HDD to Parent	54	(54)	—	—	—
Investment by HDD in Non-Guarantor	—	(1)	1	—	—
Distribution from Non-Guarantor to HDD	—	98	(98)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	35	—	—	—	35
Dividends to shareholders	(59)	—	—	—	(59)

Net cash provided by (used in) financing activities	30	43	(97)	—	(24)

Increase (decrease) in cash and cash equivalents	29	—	(14)	—	15
Cash and cash equivalents at the beginning of the period	3	—	987	—	990

Cash and cash equivalents at the end of the period	$32	$—	$973	$—	$1,005

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,285	$—	$3,285

Cost of revenue	—	—	2,476	—	2,476
Product development	—	—	242	—	242
Marketing and administrative	1	—	152	—	153
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	5	—	5

Total operating expenses	1	—	2,888	—	2,889

Income (loss) from operations	(1)	—	397	—	396
Interest income	—	—	26	(10)	16
Interest expense	—	(24)	(18)	10	(32)
Equity in income of HDD	356	—	—	(356)	—
Equity in income (loss) of Non-Guarantors	—	380	(27)	(353)	—
Other, net	—	—	(5)	—	(5)

Other income (expense), net	356	356	(24)	(709)	(21)

Income before income taxes	355	356	373	(709)	375
Provision for (benefit from) income taxes	—	—	20	—	20

Net income	$355	$356	$353	$(709)	$355

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net Income	$355	$356	$353	$(709)	$355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	205	—	205
Stock-based compensation	—	—	29	—	29
Equity in (income) of HDD	(356)	—	—	356	—
Equity in (income) loss of Non-Guarantors	—	(380)	27	353	—
Other non-cash operating activities, net	—	2	13	—	15
Changes in operating assets and liabilities, net	(32)	17	165	—	150

Net cash provided by (used in) operating activities	(33)	(5)	792	—	754
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(150)	—	(150)
Purchase of short-term investments	—	—	(198)	—	(198)
Maturities and sales of short-term investments	—	—	119	—	119
Acquisitions, net of cash and cash equivalents acquired	—	—	(6)	—	(6)
Other investing activities, net	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	—	—	(238)	—	(238)
FINANCING ACTIVITIES
Loan from HDD to Parent	278	(278)	—	—	—
Distribution from Non-Guarantor to HDD	—	283	(283)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	62	—	—	—	62
Dividends to shareholders	(54)	—	—	—	(54)
Repurchases of common shares	(249)	—	—	—	(249)

Net cash provided by (used in) financing activities	37	5	(283)	—	(241)

Increase in cash and cash equivalents	4	—	271	—	275
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$8	$—	$1,255	$—	$1,263

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at October 3, 2008 and June 27, 2008, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three months ended October 3, 2008 and September 28, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$32	$1	$972	$—	$1,005
Short-term investments	—	—	148	—	148
Accounts receivable, net	—	—	1,393	—	1,393
Intercompany receivable	—	186	—	(186)	—
Inventories	—	—	909	—	909
Other current assets	—	—	912	—	912

Total Current Assets	32	187	4,334	(186)	4,367
Property, equipment and leasehold improvements, net	—	3	2,506	—	2,509
Goodwill	—	—	2,349	—	2,349
Other intangible assets, net	—	—	94	—	94
Equity investments in Non-Guarantors	7,850	297	6,097	(14,244)	—
Intercompany note receivable	—	—	3,908	(3,908)	—
Other assets, net	—	298	552	—	850

Total Assets	$7,882	$785	$19,840	$(18,338)	$10,169

Accounts payable	$—	$—	$1,930	$—	$1,930
Intercompany payable	—	—	186	(186)	—
Accrued employee compensation	—	—	153	—	153
Accrued expenses	—	29	809	—	838
Accrued income taxes	—	6	—	—	6
Current portion of long-term debt	—	330	330	—	660

Total Current Liabilities	—	365	3,408	(186)	3,587
Other non-current liabilities	—	55	321	—	376
Intercompany note payable	3,237	671	—	(3,908)	—
Long-term accrued income taxes	—	128	63	—	191
Long-term debt, less current portion	—	173	1,197	—	1,370
Liability for deficit of Maxtor	—	—	607	(607)	—

Total Liabilities	3,237	1,392	5,596	(4,701)	5,524

Shareholders’ Equity (Deficit)	4,645	(607)	14,244	(13,637)	4,645

Total Liabilities and Shareholders’ Equity	$7,882	$785	$19,840	$(18,338)	$10,169

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$1	$986	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	181	—	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	182	4,268	(181)	4,272
Property, equipment and leasehold improvements, net	—	4	2,460	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investments in Non-Guarantors	7,767	294	6,089	(14,150)	—
Intercompany note receivable	—	—	3,835	(3,835)	—
Other assets, net	—	298	623	—	921

Total Assets	$7,770	$778	$19,738	$(18,166)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	29	795	—	825
Accrued income taxes	—	6	4	—	10
Current portion of long-term debt	—	330	30	—	360

Total Current Liabilities	1	365	3,102	(181)	3,287
Other non-current liabilities	—	183	394	—	577
Intercompany note payable	3,183	652	—	(3,835)	—
Long-term debt, less current portion	—	173	1,497	—	1,670
Liability for deficit of Maxtor	—	—	595	(595)	—

Total Liabilities	3,184	1,373	5,588	(4,611)	5,534

Shareholders’ Equity (Deficit)	4,586	(595)	14,150	(13,555)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$778	$19,738	$(18,166)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,033	$—	$3,033

Cost of revenue	—	1	2,507	—	2,508
Product development	—	2	258	—	260
Marketing and administrative	—	—	148	—	148
Amortization of intangibles	—	—	14	—	14
Restructuring	—	10	13	—	23

Total operating expenses	—	13	2,940	—	2,953

Income (loss) from operations	—	(13)	93	—	80
Interest income	—	—	15	(8)	7
Interest expense	—	(15)	(23)	8	(30)
Equity in loss of Maxtor	—	—	(25)	25	—
Equity in income of Non-Guarantors	60	2	83	(145)	—
Other, net	—	—	(13)	—	(13)

Other income (expense), net	60	(13)	37	(120)	(36)

Income (loss) before income taxes	60	(26)	130	(120)	44
Provision for (benefit from) income taxes	—	(1)	(15)	—	(16)

Net income (loss)	$60	$(25)	$145	$(120)	$60

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$60	$(25)	$145	$(120)	$60
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	252	—	253
Stock-based compensation	—	3	24	—	27
Equity in loss of Maxtor	—	—	25	(25)	—
Equity in (income) loss of Non-Guarantors	(60)	(2)	(83)	145	—
Other non-cash operating activities, net	—	—	(11)	—	(11)
Changes in operating assets and liabilities, net	(1)	(2)	(22)	—	(25)

Net cash (used in) provided by operating activities	(1)	(25)	330	—	304
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(280)	—	(280)
Purchase of short-term investments	—	—	(90)	—	(90)
Maturities and sales of short-term investments	—	—	93	—	93
Other investing activities, net	—	—	12	—	12

Net cash provided by (used in) investing activities	—	—	(265)	—	(265)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	54	—	(54)	—	—
Loan from Non-Guarantor to Maxtor	—	19	(19)	—	—
Distribution from Non-Guarantor to HDD	—	—	(98)	98	—
Distribution to HDD from Non-Guarantor	—	—	98	(98)	—
Distribution from Non-Guarantor to Maxtor	—	6	(6)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	35	—	—	—	35
Dividends to shareholders	(59)	—	—	—	(59)

Net cash provided by (used in) financing activities	30	25	(79)	—	(24)

Increase (decrease) in cash and cash equivalents	29	—	(14)	—	15
Cash and cash equivalents at the beginning of the period	3	1	986	—	990

Cash and cash equivalents at the end of the period	$32	$1	$972	$—	$1,005

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended September 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$7	$3,278	$—	$3,285

Cost of revenue	—	8	2,468	—	2,476
Product development	—	3	239	—	242
Marketing and administrative	1	4	148	—	153
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	5	—	5

Total operating expenses	1	15	2,873	—	2,889

Income (loss) from operations	(1)	(8)	405	—	396
Interest income	—	—	26	(10)	16
Interest expense	—	(17)	(25)	10	(32)
Equity in loss of Maxtor	—	—	(26)	26	—
Equity in income (loss) of Non-Guarantors	356	(1)	380	(735)	—
Other, net	—	—	(5)	—	(5)

Other income (expense), net	356	(18)	350	(709)	(21)

Income (loss) before income taxes	355	(26)	755	(709)	375
Provision for income taxes	—	—	20	—	20

Net income (loss)	$355	$(26)	$735	$(709)	$355

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

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended October 3, 2008, herein referred to as “the September 2008 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, together with its subsidiaries.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter ended October 3, 2008 was 14 weeks and the quarters ended June 27, 2008 and September 28, 2007 were both 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending January 2, 2009 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include the impact of the variable demand and the aggressive pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with our announced restructuring plans; market conditions and alternative cash imperatives that could impact our ability to repurchase additional common shares pursuant to our previously announced share repurchase program; and the factors listed in the “Risk Factors” section of Item 1A of Part II of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 13, 2008 as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the world’s leading provider of hard disk drives, based on revenue and units shipped. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives or hard drives, are devices that store digitally encoded data on rapidly rotating platters or disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities has resulted in disk drives being used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet.

We produce a broad range of disk drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs) and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

We sell our disk drives primarily to major original equipment manufacturers (OEMs), and we also market to distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers including Hewlett-Packard, Dell, EMC, Lenovo and IBM. We also have key relationships with major distributors, who sell our disk drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Substantially all of our revenue is denominated in U.S. dollars.

The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Quarters Ended
	October 3, 2008	June 27, 2008	September 28, 2007
Revenues by Channel (%)

OEM	66%	68%	66%

Distributors	27%	25%	28%

Retailers	7%	7%	6%

Revenues by Geography (%)

North America	27%	30%	29%

Europe	29%	27%	27%

Far East	44%	43%	44%

For the fiscal quarters shown above, the only customers exceeding 10% of our disk drive revenue were Hewlett-Packard and Dell.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

Disk Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and because of the increasing amounts of capital and research and development investments required, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. Through such combinations, disk drive manufacturers have also become increasingly vertically integrated. While recent combinations have limited the opportunity for additional industry consolidation, the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may still drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

Price Erosion

Our industry has been characterized by continuous price erosion for disk drive products with comparable capacity, performance and feature sets (“like-for-like products”). Price erosion for like-for-like products (“price erosion”) is more pronounced during periods of:

•	economic contraction or industry consolidation in which competitors may use discounted pricing to attempt to maintain or gain market share;

•	few new product introductions when multiple competitors have comparable or alternative product offerings;

•	temporary imbalances between industry supply and demand; and

•	seasonally weaker demand, which may cause excess supply.

Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

We expect price erosion in our industry will continue for the foreseeable future. To remain competitive, we believe it will be necessary to continue to reduce prices as well as introduce new product offerings that utilize advanced technologies ahead of our competitors in order to take advantage of potentially higher initial profit margins and reduced cost structures on these new products.

Disk Drive Industry Demand Trends

We believe that the disk drive industry is experiencing the following long-term demand trends:

We believe that technological advances in storage technology and a proliferation of non-compute applications are increasingly driving the broad, global proliferation of digital content through the creation, sharing, aggregation, distribution, consumption and protection of all types of digital content. We believe that growth in digital content is being driven by increases in media-rich as well as user generated content, the digitization of content previously stored in analog format and the duplication of content in multiple locations. As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, back up and use such content, resulting in faster growth in higher capacity disk drive products.

We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as increasing legal and regulatory requirements and changes in the nature and amount of data being stored have necessitated additional storage. Additionally, the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content.

In addition to these long-term positive demand trends, the industry is sensitive to changes in global economic activity and may be impacted by the current economic contraction.

•

Disk Drives for Mobile Compute. The mobile compute market is growing faster than the market for desktop computers as price and performance continue to improve. Notebook systems are increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance. We estimate that in the September 2008 quarter, industry shipments of disk drives for mobile compute applications grew approximately 30% and 45% from the immediately preceding and year-ago quarters, respectively.

The disk drive industry has recently seen the introduction of alternative technologies that directly compete with mobile disk drives. For example, certain manufacturers have introduced solid state drives (SSDs) using flash memory technology, which are an alternative to disk drives in certain applications. We believe that the market for these alternative technologies is still developing and because of the current high cost per gigabyte of these storage solutions, we do not expect these solutions to have a significant near-term impact on the overall demand for disk drives in the mobile compute market.

•

Disk Drives for Enterprise Storage. The need to address the expansion in data storage management requirements has increased the demand for new hardware storage solutions for both mission critical and business critical enterprise storage.

Mission critical enterprise storage is defined by the use of high performance, high capacity disk drives for use in applications which are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to grow in the long-term, driven by many enterprises continuing to move network traffic to dedicated storage area networks. In addition, many enterprises are moving away from the use of server-attached storage to network-attached storage. Both of these solutions are comprised principally of high performance, high capacity disk drives with sophisticated software and communications technologies. In addition, many enterprises are also consolidating data centers, aiming to increase speed and reliability within a smaller space, reducing network complexity and increasing energy savings, which has led to an increased demand for more energy efficient, smaller form factor disk drives. SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are considering the use of SSDs in applications where rapid processing is required for high volume transaction data. The timing of the adoption of SSDs in these applications is currently unknown as enterprises weigh the cost benefits of mission critical enterprise disk drives relative to the perceived performance benefits of SSDs.

Business critical enterprise storage is an emerging and growing application in enterprise storage whereby enterprises are using higher capacity disk drives to store less frequently accessed, less time-critical, but capacity-intensive data. Because of recent decreases in cost per gigabyte, business critical electronic data, which historically has been stored on tape or other backup and archival technologies, are now being stored on these high capacity disk drives. In the long-term, however, we believe that this trend towards business critical systems that utilize high capacity, enterprise class serial advanced technology architecture and serial attached small computer system interface will, in addition to expanding the overall enterprise market, likely absorb some of the demand for disk drives used in traditional mission critical enterprise storage.

Notwithstanding these positive long-term trends, the enterprise storage demand may be impacted by the current economic contraction and the related consolidation in the financial services industry.

•

Disk Drives for Branded Solutions. We believe that the proliferation of media-rich digital content has increased consumer demand for storage to augment their current desktop or notebook disk drive capacities. Consumers are increasingly using external branded storage solutions to backup and secure data in case of disaster or system failure.

•

Disk Drives for Desktop Computing. We believe growth in disk drives for desktop computing has moderated, in part due to the growth in demand for notebook computers, particularly in developed countries. We believe that current growth in demand for disk drives in desktop computing is focused on developing markets where price remains a primary consideration. Demand for inexpensive, high capacity external storage has also driven growth of 3.5-inch desktop disk drives.

•

Disk Drives for Consumer Electronics. Disk drives in the consumer electronics (CE) markets are primarily used in high-capacity solutions, such as DVRs. These applications require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which is used in lower capacity CE applications. We believe the demand for disk drives in CE will become more pronounced with the increased amount of high definition content that requires larger amounts of storage capacity. Although solid state or flash memory has largely replaced disk drives in handheld applications, we believe that the demand for disk drives to store, hold or back up related media content from such handheld devices continues to grow.

Product Life Cycles and Changing Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated the need to quickly achieve product cost effectiveness. Changing technology also necessitates the need for on-going investments in research and development, which may be difficult to recover due to rapid product life cycles. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year when IT budget calendars provide for more spending. Given the current economic conditions, we expect the typical seasonal patterns of increased demand for the December 2008 quarter to be muted. Compared with the September 2008 quarter, we expect demand for the December 2008 quarter for the mobile and CE markets to experience a seasonal increase, the enterprise market to be down and the desktop market to be flat to slightly down.

Recording Heads and Media

Due to industry consolidation, there are limited number of independent suppliers of recording heads and media available to disk drive manufacturers. As a result, vertically integrated disk drive manufacturers, who manufacture their own recording heads and media, are less dependent on external supply of recording heads and media than less vertically integrated disk drive manufacturers. While we believe that there is adequate supply to meet currently identified industry demand, these consolidations may limit the supply of recording heads and media from independent suppliers in the long-term.

Commodity and Other Manufacturing Costs

The production of disk drives requires precious metals, scarce alloys and industrial commodities the supply of which has at times been constrained. Prices of many commodities may be volatile as evidenced by significant increases during fiscal year 2008 and subsequent decreases during the September 2008 quarter. Commodity and fuel price increases during fiscal year 2008 resulted in higher component and transportation costs in the industry.

Industry Supply Balance

Historically, the industry has from time to time experienced periods of imbalances between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally more benign.

Although we believe the industry has more than adequate capacity to meet current levels of demand as of the end of the September 2008 quarter, we believe, the level of distribution inventory for desktop products remained consistent with historical levels, at less than 5 weeks.

Seagate Overview

We are the world’s leading provider of hard disk drives, based on revenue and units shipped. Our products address the enterprise, desktop, mobile computing and CE and branded solutions storage markets. The Seagate 3.5-inch and 2.5-inch disk drive units used in our branded storage products are reported in the desktop and mobile market information, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. We believe that control of these key technologies, combined with our platform design and manufacturing, is necessary to achieve product performance, time-to-market leadership and manufacturing flexibility, which will allow us to respond to customers and market opportunities.

Operating Performance

•

Revenue—Revenue for the September 2008 quarter of approximately $3.0 billion increased approximately 5% from the immediately preceding quarter, primarily driven by an 11% increase in the number of disk drives shipped and a favorable product mix, partially offset by price erosion. The increase in unit demand was the result of seasonally higher purchases, particularly in the desktop and mobile compute markets.

Revenue for the September 2008 quarter was down 8% from the year-ago quarter, primarily driven by higher price erosion, particularly with respect to 3.5-inch and 2.5-inch ATA products, partially offset by a 2% unit shipment growth as well as an improved mix of products shipped within each market.

Our average sales price per unit (ASP) for our disk drive products was $62 for the September 2008 quarter, down from $66 and $69 in the immediately preceding and year-ago quarters respectively, as an improved mix of products shipped was more than offset by price erosion.

•

Enterprise—We believe we grew our market leadership position in the enterprise market, shipping 5.2 million units, an increase of 15% from the year-ago quarter and largely unchanged from the immediately preceding quarter. The increase in the number of units shipped from the year-ago quarter was primarily attributable to market demand for mission critical enterprise disk drives. This demand was primarily driven by server virtualization, which increased demand for 3.5-inch high-speed, high-capacity products used in server-attached storage applications. The market share growth and improved product mix we experienced in these periods were partially offset by price erosion.

•

Mobile—We shipped 9.8 million units, an increase of 43% and 25% from the immediately preceding and year-ago quarters, respectively. The increase in unit shipments from both prior periods was driven by what we believe to be a continuing trend of notebook computers increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance. Also, we saw an increase in the use of our mobile products in branded storage products. Our recent faster than market growth was mainly attributable to increased market access from new product introductions, allowing us to compete at most mobile capacities and to partially regain market share overall. These increases in units shipped and a favorable product mix were offset by particularly pronounced price erosion.

•

Desktop—In the September 2008 quarter, we believe we maintained our market leadership position with shipments of 28.2 million units, an increase of 11% from the immediately preceding quarter due to seasonally higher demand and the use of our desktop disk drives in our branded storage products. These increases in units shipped and a favorable product mix were offset by particularly pronounced price erosion. Unit shipments decreased 3% from the year-ago quarter, primarily due to the transition to notebook computers. The decrease in units shipped and price erosion were only partially offset by a favorable product mix as compared with the year-ago quarter. In the global distribution channel, we exited the September 2008 quarter with distribution channel inventory for desktop products at less than five weeks.

•

Consumer—In the September 2008 quarter, we shipped a total of 4.8 million units, a decrease of 15% and 16% from the immediately preceding and year-ago quarters, respectively. During the September 2008 quarter we shifted our focus to the DVR market and intentionally reduced our participation in the gaming market due to less attractive economic conditions. The decrease in units shipped and price erosion were only partially offset by a favorable product mix as compared with both the immediately preceding and year-ago quarters.

Other factors affecting income—Our results of operations for the quarter ended October 3, 2008 included restructuring related charges of approximately $51 million, of which $28 million was accelerated depreciation related to our Milpitas facility closure and is reflected in Cost of revenue and $23 million was for severance and other closing costs and is reflected in Restructuring in the Condensed Consolidated Statement of Operations. Additionally, we incurred $20 million in purchased intangibles amortization and other charges associated with acquisitions.

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year when IT budget calendars provide for more spending. Given the current economic conditions, we expect the typical seasonal patterns of increased demand for the December 2008 quarter to be muted. Compared with the September 2008 quarter, we expect demand for the December 2008 quarter for the mobile market to experience a seasonal increase, the enterprise and CE markets to be down and the desktop market to be flat to slightly down.

Recording Heads and Media

The percentage of our requirements for recording media that we produce internally varies from quarter to quarter. Our long-term strategy is to externally purchase approximately 10% of total recording media requirements. In the September 2008 quarter, we completed the closure of our recording media manufacturing facility in Milpitas, California as part of our ongoing focus on cost efficiencies in all areas of our business.

Our new media facility in Singapore operated with meaningful output during the September 2008 quarter, and we believe we have adequate internal and external supply plans in place to support our requirements. Similar to our long-term strategy on recording media supply, our future plans include the evaluation and external purchase of up to 10% of recording heads requirements.

We purchase from third parties (mainly in Japan) all of our glass substrates, which are used to manufacture our disk drives for mobile and small form factor CE products. Historically, we purchase approximately 70% of our aluminum substrates for recording media production from third parties. In the September 2008 quarter, we completed the closure of our substrate manufacturing facility in Limavady, Northern Ireland as part of our on-going focus on cost efficiencies in all areas of our business.

Our aluminum substrate manufacturing facility in Johor, Malaysia is operating at current capacity during the September 2008 quarter.

Research and Development

On September 18, 2008, we announced the proposed closure of our research facility in Pittsburgh, Pennsylvania. The research effort currently underway in Pittsburgh will be moved into existing facilities, primarily in Minnesota and California. We currently plan to cease operations at our Pittsburgh facility during our fourth quarter of fiscal year 2009.

Commodity and Other Manufacturing Costs

The production of disk drives requires precious metals, scarce alloys and industrial commodities that are subject to fluctuations in prices, and the supply of which has at times been constrained. Prices of many commodities may be volatile as evidenced by significant increases during fiscal year 2008 and subsequent decreases during the September 2008 quarter. The increases during fiscal year 2008 resulted in higher component and transportation costs. The ability to mitigate the impact of cost increases or realize the benefit of cost decreases will depend on the overall industry supply and demand balance.

Capital Investments

In the September 2008 quarter, we made $280 million in capital investments. Investments for additional capacity will be reduced for the remainder of fiscal year 2009 as our current capacity supports expected volume requirements for the next several quarters. Consequently, we expect capital investment in fiscal year 2009 to be approximately $750 million which is a $250 million reduction from our prior estimates. The capital investments for the remainder of the fiscal year 2009 will be primarily for technology advancements and cost-reduction opportunities.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
	October 3, 2008	September 28, 2007
	(in millions)
Revenue	$3,033	$3,285
Cost of revenue	2,508	2,476

Gross margin	525	809

Product development	260	242
Marketing and administrative	148	153
Amortization of intangibles	14	13
Restructuring	23	5

Income from operations	80	396
Other income (expense), net	(36)	(21)

Income before income taxes	44	375
Provision for (benefit from) income taxes	(16)	20

Net income	$60	$355

	For the Three Months Ended
	October 3, 2008	September 28, 2007
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	83	75

Gross margin	17	25

Product development	9	8
Marketing and administrative	5	5
Amortization of intangibles	—	—
Restructuring	1	—

Income from operations	2	12
Other income (expense), net	(1)	(1)

Income before income taxes	1	11
Provision for (benefit from) income taxes	(1)	—

Net income	2%	11%

Revenue

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Revenue	$3,033	$2,899	$3,285

Revenue for the September 2008 quarter of approximately $3.0 billion increased approximately 5% from the immediately preceding quarter, primarily driven by an 11% increase in the number of disk drives shipped and a favorable product mix, partially offset by price erosion. The increase in unit demand was the result of seasonally higher purchases, particularly in the desktop and mobile compute markets.

Revenue for the September 2008 quarter was down 8% from the year-ago quarter, primarily driven by higher price erosion, particularly with respect to 3.5-inch and 2.5-inch ATA products, partially offset by a 2% unit shipment growth as well as an improved mix of products shipped within each market.

Our ASP for our disk drive products was $62 for the September 2008 quarter, down from $66 and $69 in the immediately preceding and year-ago quarters, respectively, as an improved mix of products shipped was more than offset by price erosion.

Unit shipments for our products in the quarter ended October 3, 2008 were as follows:

•	Enterprise—5.2 million, flat from the immediately preceding quarter and up from 4.6 million units in the year-ago quarter.

•	Mobile—9.8 million, up from 6.9 million and 7.9 million units in the immediately preceding quarter and year-ago quarters, respectively.

•	Desktop—28.2 million, up from 25.4 million units in the immediately preceding quarter and down from 29.0 million units in the year-ago quarter.

•	Consumer—4.8 million, down from 5.7 million units in both the immediately preceding and year-ago quarters.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 12% of our gross revenue for the September 2008 quarter as compared to 10% and 9% in the immediately preceding and year-ago quarters, respectively. The increase in sales programs during the September 2008 quarter was due to the current competitive pricing environment.

Cost of Revenue

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Cost of revenue	$2,508	$2,208	$2,476
Gross margin	$525	$691	$809
Gross margin percentage	17%	24%	25%

Cost of revenue for the September 2008 quarter increased approximately 14% from the immediately preceding quarter due to a higher number of units shipped, a higher mix of products with higher average capacities, feature sets and performance. Gross margin as a percentage of revenue decreased from the immediately preceding quarter primarily due to price erosion.

Cost of revenue for the September 2008 quarter was relatively flat from the year-ago quarter as the number of units shipped remained largely unchanged. Gross margin as a percentage of revenue decreased from the year-ago quarter primarily due to cost reduction not keeping pace with price erosion.

Product Development Expense

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Product development	$260	$270	$242

Product development expense for the September 2008 quarter decreased approximately 4% from the immediately preceding quarter primarily due to a decrease of $14 million in variable performance-based compensation and another $14 million due to a decline in the deferred compensation plan liabilities. These decreases were partially offset by approximately $11 million in additional payroll and other expenses related to a 14-week September 2008 quarter.

Product development expense for the September 2008 quarter increased approximately 7% from the year-ago quarter primarily due to $27 million in additional payroll and other expenses resulting from a combination of increased headcount, a 14-week September 2008 quarter and annual salary adjustments. In addition, we incurred $17 million of incremental material and other program expenses related to increased product development activity. These increases were partially offset by decreases of $23 million in variable performance-based compensation and $9 million due to a decline in the deferred compensation plan liabilities.

Marketing and Administrative Expense

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Marketing and administrative	$148	$175	$153

Marketing and administrative expense for the September 2008 quarter decreased approximately 15% from the immediately preceding quarter primarily due to decreases of $10 million in legal expenses, $8 million in variable performance-based compensation and $9 million due to a decline in the deferred compensation plan liabilities, partially offset by an increase of approximately $6 million in additional payroll and other expenses primarily related to a 14-week September 2008 quarter.

Marketing and administrative expense for the September 2008 quarter decreased approximately 3% from the year-ago quarter, primarily due to decreases of $14 million in variable performance-based compensation and $6 million due to a decline in the deferred compensation plan liabilities. These decreases were partially offset by increases of approximately $12 million in additional payroll and other expenses primarily related to a 14-week September 2008 quarter and $4 million in legal expenses.

Amortization of Intangibles

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Amortization of intangibles	$14	$13	$13

Amortization of intangibles for the September 2008 quarter was flat when compared with both the immediately preceding and year-ago quarters.

Restructuring, net

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Restructuring and other	$23	$36	$5

Of the $23 million of restructuring charges recorded during the fiscal quarter ended October 3, 2008, $3 million was recorded in connection with the closure of our research facility in Pittsburgh, Pennsylvania, as part of our ongoing focus on cost efficiencies in all areas of our business. We also recorded $10 million related to our ongoing restructuring activities, primarily at our Limavady and Milpitas sites. The remaining $10 million was an adjustment to reflect our revised sub-lease expectations related to our Maxtor facilities closures.

Net Other Income (Expense)

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Other income (expense), net	$(36)	$(15)	$(21)

The change in Net other expense from the immediately preceding quarter was primarily due to a $28 million decline in the market value of deferred compensation plan assets. The corresponding decrease in the deferred compensation plan liabilities is primarily reported in operating expenses. The Net other expense was partially offset by a $7 million gain on the sale of an equity investment.

The change in Net other expense from the year-ago quarter was primarily due to a $20 million decline in the value of deferred compensation plan assets and a $9 million decrease in interest income due primarily to lower yields on cash, cash equivalents and short-term investments. The corresponding gain or loss on deferred compensation plan liabilities is offset against compensation expenses in cost of revenue and operating expenses. These increases were partially offset by a $7 million gain on the sale of an equity investment.

Income Taxes

	Fiscal Quarters Ended
(Dollars in millions)	October 3, 2008	June 27, 2008	September 28, 2007
Provision for (benefit from) income taxes	$(16)	$22	$20

We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income either is subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs applicable in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

Our benefit for income taxes recorded for the three months ended October 3, 2008 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets attributable in part to tax legislation enacted during the period, (iii) tax expense related to intercompany transactions and (iv) U.S. and foreign tax benefits recorded during the quarter relating to reductions in previously accrued taxes for uncertain tax positions due to settlement of tax audits and lapses of certain statutes of limitations. Our provision for income taxes recorded for the three months ended September 28, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets and (iii) the tax expense related to intercompany transactions.

Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

During the three months ended October 3, 2008, there were three major U.S. tax law changes with potential impact on our tax provision. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. We expect that we qualify for and will elect to accelerate approximately $11 million of R&D credit carryovers to fiscal years 2008 and 2009 of which approximately $8 million was recognized in the three months ended October 3, 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on our tax provision. The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, our fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We estimate that the California change will result in an increase to income taxes for fiscal year 2009 of approximately $3 million as compared to the prior year.

As of October 3, 2008 we recorded net deferred tax assets of $888 million. The realization of $808 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized.

During the three months ended October 3, 2008, our unrecognized tax benefits excluding interest and penalties decreased by approximately $15 million to $359 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $5 million and (iii) other activity, primarily foreign exchange gains of $4 million. Approximately $4 million of the three month change resulted in a reduction to goodwill with the remaining balance of $11 million reflected as a reduction to tax expense or as foreign exchange gains.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 million and $55 million as of June 27, 2008 and October 3, 2008, respectively.

During the 12 months beginning October 4, 2008, we expect to reduce our unrecognized tax benefits by approximately $19 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

We file U.S. federal, U.S. state, and foreign tax returns. The statutes of limitation for U.S. Federal returns are open for fiscal years 2003 and forward. The Internal Revenue Service (IRS) has completed its examination of fiscal years ending in 2003 and 2004 and is currently examining fiscal years ending 2005 through 2007. For state and foreign tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2001.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

We had approximately $1.0 billion in cash and cash equivalents at October 3, 2008 representing a $15 million increase from the $990 million held on June 27, 2008. This increase in cash and cash equivalents was primarily due to cash provided by operating activities, offset by capital expenditures, and dividends paid to shareholders. In addition to the $1.0 billion in cash and cash equivalents, we had approximately $148 million in short-term investments as of October 3, 2008 compared with $151 million held on June 27, 2008.

As of October 3, 2008, we held auction rate securities with a par value of $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities failed to settle at auction and have continued to fail through the quarter ended October 3, 2008. Since there is no active market for these securities we valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs. As of October 3, 2008, the estimated fair value of these auction rate securities was $28 million. We believe that the impairment totaling $3 million, recorded during the quarters ended June 27, 2008 and October 3, 2008, are temporary. Given our ability and intent to hold these securities until liquidity returns to this market or maturity of the securities, the impairment was recorded in other comprehensive income and these securities were classified as long-term investments.

The principle objectives of our investment policy are the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely.

We believe our cash equivalents and short-term investments are liquid and safe. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 3, 2008.

The following table summarizes the statements of cash flows for the periods indicated:

	For the Three Months Ended
(Dollars in millions)	October 3, 2008	September 28, 2007
Net cash provided by (used in):
Operating Activities	$304	$754
Investing Activities	$(265)	$(238)
Financing Activities	$(24)	$(241)
Net increase in cash and cash equivalents	$15	$275

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended October 3, 2008 was approximately $304 million and included the effects of:

•	net income adjusted for non-cash items including depreciation, amortization and stock-based compensation;

•	an increase of $278 million in accounts payable, primarily as a result of increased direct materials purchases;

•

an increase of $55 million in vendor non-trade receivables, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties (see Note 2 to the Notes to Condensed Consolidated Financial Statements (unaudited));

•	a decrease of $36 million in inventories; and

•	a decrease of $287 million in accrued employee compensation, primarily as a result of the payment of variable performance-based compensation.

Cash Used in Investing Activities

During the three months ended October 3, 2008, we used $265 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $280 million, partially offset by $10 million of proceeds from the sale of investment in equity securities. The investments in property, equipment and leasehold improvements primarily comprised of:

•	$36 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

•	$77 million for upgrading and expansion of our recording media operations in the United States, Malaysia and Singapore;

•	$129 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$17 million for facilities and equipment for alternative technologies in the United States; and

•	$21 million for research and development, information technology infrastructure and other facilities and equipment costs.

Investments for additional capacity will be reduced for the remainder of fiscal year 2009 as our current capacity supports expected volume requirements for the next several quarters. Consequently, we expect capital investment in fiscal year 2009 to be approximately $750 million, which is a $250 million reduction from our prior estimates. The capital investments for the remainder of the fiscal year 2009 will be primarily for technology advancements and cost-reduction opportunities.

Cash Used in Financing Activities

Net cash used in financing activities of $24 million for the three months ended October 3, 2008 was primarily attributable to the payment of approximately $59 million in dividends to our shareholders partially offset by $35 million in cash from employee stock option exercises and employee stock purchases.

Liquidity Sources, Cash Requirements and Commitments

Our principal sources of liquidity as of October 3, 2008, consisted of: (1) approximately $1.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility.

Our $500 million revolving credit facility that matures in September 2011 is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. Although no borrowings have been drawn under this revolving credit facility to date, we had used $47 million for outstanding letters of credit and bankers’ guarantees as of October 3, 2008, leaving $453 million for additional borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains covenants that we must satisfy in order to remain in compliance with the agreement. This credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of October 3, 2008, we are in compliance with all covenants.

Our principal liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs and to service our debt. In addition, since the second half of fiscal year 2002 and through the September 2008 quarter, we have paid dividends to our shareholders.

On August 15, 2008, we paid dividends aggregating approximately $59 million, or $0.12 per share, to our common shareholders of record as of August 1, 2008. On October 21, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before November 21, 2008 to our common shareholders of record as of November 7, 2008. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disk drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

With respect to the closure of our Limavady, Milpitas and Pittsburgh facilities, we expect to pay cash restructuring charges aggregating approximately $80 million to $90 million in the next 12 months.

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

As a result of the acquisition of Maxtor, we assumed all of Maxtor’s outstanding debts, including, without limitation, its outstanding convertible senior notes. Maxtor’s 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”), of which $326 million were outstanding as of October 3, 2008, contain a cash conversion feature that will require Seagate to deliver to the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. We will also be required to deliver an additional amount equal to the difference between the as-converted value of the notes and the principal amount in either cash or stock at our election. To the extent holders of the Maxtor notes choose to convert their notes, Seagate may require additional amounts of cash to meet this obligation. The payment of dividends to holders of our common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes and may continue in the future. If the conversion rate continues to increase, we may be required to book an increased amount of interest expense. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and will be reclassified as Long-term debt for the December 2008 quarter.

During the quarter ended October 3, 2008, our $300 million Floating Rate Senior Notes became due within 12 months. As such, we reclassified the balance to Current portion of long-term debt.

As of October 3, 2008, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan. See Part II, Item 2: “Unregistered Sales of Equity Securities and Use of Proceeds – Repurchases of Equity Securities.” We did not repurchase any of our common shares during the September 2008 quarter.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of October 3, 2008 have been summarized in the table below:

		Fiscal Year(s)
	Total	2009	2010- 2011	2012- 2013	Thereafter
	(in millions)
Contractual Cash Obligations:
Long term debt(1)	$2,037	$361	$446	$630	$600
Interest payments on long-term debt	513	66	190	114	143
Capital expenditures	191	168	23	—	—
Operating leases(2)	271	32	77	54	108
Purchase obligations(3)	3,800	2,556	1,244	—	—

Subtotal	6,812	3,183	1,980	798	851
Commitments:
Letters of credit or bank guarantees	68	62	6	—	—

Total	$6,880	$3,245	$1,986	$798	$851

(1)	Included in long term debt for fiscal year 2009 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and will be reclassified as Long-term debt for the December 2008 quarter.
(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).
(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of October 3, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $191 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of October 3, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Since our fiscal year ended June 27, 2008, there have been no significant changes in our critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2008, as filed with the SEC on August 13, 2008, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency and counterparty credit. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position and cash flows.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt. At October 3, 2008, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

As of October 3, 2008, we held auction rate securities with a par value of $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities failed to settle at auction and have continued to fail through the quarter ended October 3, 2008. Since there is no active market for these securities we valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs. As of October 3, 2008, the estimated fair value of these auction rate securities was $28 million. We believe that the impairments totaling $3 million, which were recorded during the quarters ended June 27, 2008 and October 3, 2008, are temporary. Given our ability and intent to hold these securities until liquidity returns to this market or maturity of the securities, the impairments were recorded in other comprehensive income and these securities are classified as long-term investments.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure due to issued debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 3, 2008. All investments mature in three years or less. Included in long term debt for fiscal year 2009 is the principal amount of

$326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and will be reclassified as Long-term debt for the December 2008 quarter. Unless the Notes become convertible earlier, the 2.375% Notes must be redeemed in August 2012.

Fiscal Years Ended	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value October 3, 2008
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$923	$—	$—	$—	$—	$—	$923	$921
Average interest rate	2.06%						2.06%

Short-term investments:
Fixed rate	$71	$51	$21	$2	$—	$—	$145	$148
Average interest rate	4.13%	4.62%	4.44%	5.00%			4.36%

Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$31	$31	$28
Average interest rate						4.85%	4.85%

Total investment securities	$994	$51	$21	$2	$—	$31	$1,099	$1,097
Average interest rate	2.21%	4.62%	4.44%	5.00%		4.85%	2.45%

Long-Term Debt
Fixed rate	$331	$141	$5	$630	$—	$600	$1,707	$1,509
Average interest rate	2.43%	6.76%	5.75%	6.35%		6.80%	5.78%

Variable rate	$30	$300					$330	$317
Average interest rate	3.41%	4.72%					4.60%

Foreign Currency Exchange Risk. We monitor our foreign currency exposures regularly to ensure the effectiveness of our foreign currency hedge positions. We recognize all of our derivative financial instruments, principally foreign currency forward contracts, on the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

We may enter into foreign currency forward contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the three months ended October 3, 2008 and fiscal years 2008 and 2007, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness in the September 2008 quarter and the year-ago quarter, nor did we discontinue any cash flow hedges for a probable forecasted transaction that would not occur in these periods.

As of October 3, 2008, our notional fair values of foreign currency forward contracts totaled $475 million. We manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions.

The table below provides information as of October 3, 2008 about our derivative financial instruments, comprised of foreign currency forward contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British pound	$12	1.92	$(1)
Euro	12	1.56	(2)
Singapore dollar	146	1.36	(8)
Thai baht	277	32.50	(13)
Chinese yuan	11	6.75	—
Japanese yen	6	102.39	—
Czech koruna	11	16.18	(1)

Total	$475		$(25)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of October 3, 2008, our disclosure controls and procedures were effective. During the quarter ended October 3, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In accordance with SFAS No. 5, Accounting for Contingencies, we assess the probability of an unfavorable outcome of all our material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, we establish an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, we may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al—Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. We declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and us in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages. We answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that we own any intellectual property based on the information that we disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and we filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on our motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient. Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued US Patent No. 6,314,473 to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and we answered and filed counterclaims on February 8, 2002. On July 26, 2002, we filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied our motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473). We believe any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against us in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs eventually dropped U.S. Patent

No. 5,638,267 from the case. The claims construction hearing on U.S. Patent Nos. 4,916,635 (the ‘635 patent) and 6,314,473 was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s then-recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied our motion for summary judgment on a trade secret issue, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing. At Seagate’s request, the USPTO determined that both patents in suit have substantial new issues of patentability and ordered reexamination of the patents. The court denied our motion to stay the case pending patent reexamination. In initial office actions, the USPTO Examiner rejected all claims of both patents as unpatentable. We await final office actions on both patents. The ‘635 patent expired on September 12, 2008. No trial date has been set in the litigation. We believe the claims are without merit, and intend to defend against them vigorously.

Siemens, AG v. Seagate Technology—On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. We served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistance (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the ‘838 patent. The court denied Siemens’ motions for summary judgment on Seagate’s affirmative defenses that the patent is invalid and unenforceable. Siemens is seeking a 2 to 3% royalty as damages for alleged infringement by Seagate drives that incorporated GMR sensors between 2000 and 2007. Seagate no longer makes or sells products with GMR sensors. Trial is scheduled to begin November 12, 2008. We believe the claims are without merit, and intend to defend against them vigorously.

StorMedia Texas LLC v. Comp USA, et al—On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891 (the ‘891 patent), a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disk drive companies were named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba and Western Digital, as well as retailers Comp USA, J&R Electronics and Tiger Direct. We served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. A request for reexamination of the ‘891 patent was granted and all claims were rejected as unpatentable over the prior art in an initial office action dated March 17, 2008. The court denied a motion to stay the case pending patent reexamination. On June 1, 2008, we also filed a request for reexamination of the ‘891 patent on different grounds, and our request was granted on August 13, 2008. Trial is scheduled to begin on March 4, 2009. We believe the claims are without merit, and intend to defend against them vigorously.

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

The disk drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We will need to continually reduce our prices to retain our market share, which could adversely affect our results of operations.

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. The pricing environment in the first fiscal quarter of 2009 was more aggressive than initially expected, and we expect continuous price erosion for fiscal year 2009.

Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. Our ability to offset the effect of price erosion is also diminished during times when product life cycles for particular products are extended, allowing competitors more time to enter the market. The growth of sales to distributors that serve producers of non-branded products in the personal storage sector may also contribute to increased price erosion. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our results of operations.

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

Principal Competitors—We compete with both independent manufacturers, whose primary focus is producing technologically advanced disk drives, and captive manufacturers, who do not depend solely on sales of disk drives to maintain their profitability.

We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disk drive manufacturers and large captive manufacturers such as:

Independent Manufacturers	Captive Manufacturers
Western Digital Corporation	Fujitsu Limited

GS Magicstor Inc.	Hitachi Global Storage Technologies Samsung Electronics Incorporated Toshiba Corporation

The term “independent” in this context refers to manufacturers that primarily produce disk drives as a stand-alone product, and the term “captive” refers to disk drive manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other electronic data storage products. Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. As components other than disk drives generally contribute a greater portion of the operating margin on a complete computer system than do disk drives, captive manufacturers do not necessarily need to realize a profit on the disk drives included in a complete computer system and, as a result, may be willing to sell disk drives to third parties at very low margins. Captive manufacturers are also formidable competitors because they have more substantial resources than we do. Samsung and Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disk drives at a lower margin to advance their overall business strategy. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disk drive manufacturers, our results of operations will be adversely affected.

In response to customer demand for high-quality, high-volume and low-cost disk drives, manufacturers of disk drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of large production facilities and industry consolidation can contribute to the intensification of competition.

We face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disk drives or other electronic data storage products.

We have also experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have recently announced solid state drives, (SSDs) for notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disk drives. Certain customers for both notebook and enterprise compute applications have indicated an interest in investigating SSDs as alternatives to hard drives in certain applications.

Volatility of Quarterly Results—Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and this may cause our share prices to decline.

In the past, our quarterly revenue and results of operations have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

•

current uncertainty in global economic conditions may pose a risk to the overall economy as consumers and businesses may defer purchases in response to the global liquidity crisis, negative financial news, and the failure of several large financial institutions;

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business, as economic activity slowed during the first quarter of our fiscal 2009;

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

•

delays or problems in our introduction of new products, particularly new disk drives with lower cost structures, the inability to achieve high production yields, or delays in customer qualification or initial product quality issues;

•	changes in purchasing patterns by our distributor customers;

•

increased costs or adverse changes in availability of supplies of raw materials or components, especially in light of recent consolidation among component suppliers, building inflationary pressure, and the relative volatility of the U.S. dollar as compared to other currencies;

•	the impact of corporate restructuring activities that we may engage in;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disk drives, due to seasonality, economic conditions and other factors;

•

changes in purchases from period to period by our primary customers, particularly as our competitors are able to introduce and produce in volume competing disk drive solutions or alternative storage technology solutions, such as flash memory or SSDs;

•	shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in supply/demand imbalances;

•	our high proportion of fixed costs, including research and development expenses; and

•	announcements of new products, services or technological innovations by us or our competitors.

As a result, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our results of operations in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

New Product Offerings—Market acceptance of new product introductions cannot be accurately predicted, and our results of operations will suffer if there is less demand for our new products than is anticipated.

We are continually developing new products with the goal that we will be able to introduce technologically advanced and lower cost disk drives into the marketplace ahead of our competitors.

The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations.

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

Smaller Form Factor Disk Drives—If we do not continue to successfully market smaller form factor disk drives, our business may suffer.

The disk drive industry is experiencing significant increases in sales of smaller form factor disk drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also in personal computers and enterprise storage applications. Much of our recent revenue growth is derived from the sale of small form factor drives for notebook and enterprise applications. Our continued success will depend on our ability to develop and introduce such small form factor drives at desired price and capacity points faster than our competitors.

We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in flash memory largely replacing disk drives in handheld applications. We believe that the demand for disk drives to store or back up related media content from such handheld devices, however, continues to grow. While this competition has traditionally been limited to the markets for handheld consumer electronics applications, these competitors have announced SSDs for notebook and enterprise compute applications.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disk drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for notebook and enterprise compute applications, then our customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the mobile compute, desktop compute and consumer electronics sectors of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers’ increased sales of personal computers and consumer electronics during the back-to-school and winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users, which may not be as pronounced in the December 2008 quarter due to prevailing economic conditions. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the consumer electronics market, as well as macro-economic conditions.

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

The disk drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future.

Another factor that may negatively affect our ability to recapture costs of investments in future quarters is the current uncertain condition of the global economy. The current uncertainty in economic and political conditions in many of our markets may have an affect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

•	the impact of variable demand and an aggressive pricing environment for disk drives;

•

the impact of competitive product announcements and possible excess industry supply both with respect to particular disk drive products and with respect to competing alternative storage technology solutions such as SSDs in notebook and enterprise compute applications;

•

our inability to reduce our fixed costs to match sales in any quarter because of our vertical manufacturing strategy, which means that we make more capital investments than we would if we were not vertically integrated;

•

dependence on our ability to successfully qualify, manufacture and sell in increasing volumes on a cost-effective basis and with acceptable quality our disk drive products, particularly the new disk drive products with lower cost structures;

•	variations in the cost of components for our products, especially in view of the U.S. dollar’s relative volatility as compared to other currencies;

•	uncertainty in the amount of purchases from our distributor customers who from time to time constitute a large portion of our total sales;

•	our product mix and the related margins of the various products;

•

accelerated reduction in the price of our disk drives due to technological advances and/or an oversupply of disk drives in the market, a condition that is exacerbated when the industry is served by multiple suppliers and shifting trends in demand which can create supply and demand imbalances;

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

Importance of Time-to-Market—Our results of operations may depend on our being among the first-to-market and achieving sufficient production volume with our new products.

To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disk drives featuring leading, high-quality technology and lower per gigabyte storage cost. Historically, our results of operations have substantially depended upon our ability to be among the first-to-market with new product offerings. Our market share and results of operations in the future may be adversely affected if we fail to:

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

Dependence on Sales of Disk Drives in Consumer Electronics Applications—Our sales of disk drives for consumer electronics applications, which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

Our sales of disk drives for consumer electronics applications have contributed significant revenues to our results for the past several years. However, consumer spending on consumer electronics has begun to, and may continue to, deteriorate significantly in many countries and regions, including the United States, due to the poor global economic conditions. For example, factors that could influence the levels of consumer spending on consumer electronic products include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

In addition, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer’s application, which creates a risk of exposure if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disk drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

Dependence on Sales of Disk Drives Directly to Consumers Through Retail Outlets—Our sales of disk drives directly to consumers through retail outlets can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. However, consumer spending on such retail sales of our branded solutions may deteriorate significantly due to the poor global economic conditions. For example, factors that could influence the levels of consumer spending on such retail sales of our branded solutions include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

In addition, such retail sales of our branded solutions traditionally experience seasonal variability in demand with higher levels of demand in the second half of the calendar year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Additionally, our ability to reach such consumers depends on our maintaining effective working relationships with major retail and online distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.

Dependence on Distributors—We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

In addition to our own sales force, a substantial portion of our sales has been to distributors of desktop disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers.

To the extent that distributors reduce their purchases of our products or prices decline significantly in the distribution channel, the distributors experience financial difficulties, and to the extent that our distributor relationships are terminated, our revenues and results of operations would be adversely affected.

Dependence on Supply of Components, Equipment, and Raw Materials—If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and availability of components, certain equipment and raw materials used to manufacture disk drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disk drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including media, aluminum and glass substrates that we do not manufacture, recording media and heads, ASICs, spindle motors, printed circuit boards and suspension assemblies. If our vendors for these components are unable to meet our requirements, we could experience a shortage in supply, which would adversely affect our results of operations.

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

We cannot assure you that we will be able to obtain critical components in a timely and economic manner.

Perpendicular Recording Technology—Products based on perpendicular technology require increased quantities of precious metals and scarce alloys like platinum and ruthenium which increases risk of higher costs and production delays that could adversely impact our results of operations.

Perpendicular recording technology also requires recording media with more layers and the use of more precious metals and scarce alloys like platinum and ruthenium to create such layers. These precious metals and scarce alloys could become increasing expensive and at times difficult to acquire. Accordingly, we will be exposed to increased risks that higher costs or reduced availability of these precious metals and scarce alloys could adversely impact our results of operations.

Importance of Controlling Operating Costs—If we do not control our operating expenses, we will not be able to compete effectively in our industry.

Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time controlling operating expenses. If we do not control our operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce operating costs have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. Moreover, the reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations.

Industry Demand— Poor global economic conditions and changes in demand for computer systems and storage subsystems have caused and may cause in the future a decline in demand for our products.

Our disk drives are components in computers, computer systems, storage subsystems and consumer electronics devices. The demand for these products has been volatile. During times of poor global economic conditions, such as those that currently prevail, consumer spending tends to decline and retail demand for personal computers and consumer electronics devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. Moreover, unexpected slowdowns in demand for computer systems, storage subsystems or consumer electronic devices generally cause sharp declines in demand for disk drive products. The decline in consumer spending could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

Additional causes of declines in demand for our products in the past have included announcements or introductions of major new operating systems or semiconductor improvements or changes in consumer preferences, such as the shift from desktop to notebook computers. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of disk drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other disk drive manufacturers than usual.

Accounting Charges Related to Acquisition of Maxtor and other recently acquired companies—We expect the acquisition of Maxtor and other recently acquired companies will result in recurring accounting charges, and could result in impairment charges.

We expect that, as a result of the acquisition of Maxtor and other recently acquired companies, our fiscal year 2009 results of operations will continue to be adversely affected by non-cash accounting charges, the most significant of which relates to the amortization of acquired intangible assets. Additionally, we are required to perform goodwill impairment tests on an annual basis, or more frequently if certain conditions exist. Similarly, if there are indicators of impairment for any of the acquired intangible assets, we would be required to analyze these assets for potential impairment. Future goodwill or intangible impairment tests may result in a charge to earnings if the carrying values of these assets exceed their respective fair values. As of October 3, 2008, goodwill was approximately $2.3 billion and acquired intangible assets were $94 million.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including Hewlett-Packard, Dell, EMC, Bell Microproducts and Mitac, account for a large portion of our disk drive revenue. We have longstanding relationships with many of our customers, however, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Impact of Technological Change—Increases in the areal density of disk drives may outpace customers’ demand for storage capacity.

The rate of increase in areal density, or storage capacity per square inch on a disk, may be greater than the increase in our customers’ demand for aggregate storage capacity, particularly in certain market applications like commercial desktop compute. As a result, our customers’ storage capacity needs may be satisfied with lower priced, low capacity disk drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Electronic Data Storage Products—Future changes in the nature of electronic data storage products may reduce demand for traditional disk drive products.

We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, may not contain a disk drive. While we are investing development resources in designing disk drives for new applications, it is too early to assess the impact of these new applications on future demand for disk drive products. Products using alternative technologies, such as flash memory, optical storage and other storage technologies could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

New Product Development and Technological Change—If we do not develop products in time to keep pace with technological changes, our results of operations will be adversely affected.

Our customers have demanded new generations of disk drive products as advances in computer hardware and software have created the need for improved storage products, with features such as increased storage capacity, improved performance and reliability and lower cost. We, and our competitors, have developed improved products, and we will need to continue to do so in the future. Such product development requires significant investments in research and development. We cannot assure you that we will be able to successfully complete the design or introduction of new products in a timely manner, that we will be able to manufacture new products in sufficient volumes with acceptable manufacturing yields, that we will be able to successfully market these new products or that these products will perform to specifications on a long-term basis. In addition, the impact of slowing areal density growth may adversely impact our ability to be successful.

When we develop new products with higher capacity and more advanced technology, our results of operations may decline because the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. If our products suffer increases in failures, are of low quality or are not reliable, customers may reduce their purchases of our products and our manufacturing rework and scrap costs and service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive as compared with other disk drive manufacturers or competing technologies.

Risks Associated with Future Strategic Alliances, Joint Ventures or Investments—We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy may involve pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. We may not be able to identify suitable acquisition, joint venture, investment or strategic partnership candidates. Even if we were able to identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

If we are successful in forming strategic alliances or acquiring, forming joint ventures or making investments in other companies, any of these transactions may have an adverse effect on our results of operations, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models will be successfully integrated or achieve their stated objectives.

Furthermore, the expansion of our business involves the risk that we might not manage our growth effectively, that we would incur additional debt to finance these acquisitions or investments, that we may have impairment of goodwill or acquired intangible assets associated with these acquisitions and that we would incur substantial charges relating to the write-off of in-process research and development, similar to that which we incurred in connection with several of our prior acquisitions. Each of these items could have a material adverse effect on our financial condition and results of operations.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology, Siemens AG and StorMedia Texas LLC.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition. See Part II, “Item 8, Note 9, Legal, Environmental, and Other Contingencies—Intellectual Property Litigation” for a description of pending intellectual property proceedings.

Dependence on Key Personnel—The loss of some key executive officers and employees could negatively impact our business prospects.

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel. The loss of one or more of our key personnel may have a material adverse effect on our business, results of operations and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

In addition, because a substantial portion of our debt bears interest at floating rates, an increase in interest rates has an immediate effect on our interest expense on our variable rate debt. If the extreme volatility in interest rates observed during the September 2008 quarter continues, or if interest rates increase, our cash flow and our ability to service our debt may be adversely affected.

In the event that we need to refinance all or a portion of our outstanding debt as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If prevailing interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency made changes to our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and results of operations.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our desktop disk drive assembly occurs in our facility in China.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	general uncertainty in stock market conditions occasioned by the global liquidity crisis, negative financial news, and the failure of several large financial institutions;

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts; and

•	the sale of our common shares held by certain equity investors or members of management.

Failure to Pay Quarterly Dividends—Our failure to pay quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly.

On October 22, 2008, we declared a quarterly dividend of $0.12 per share that will be paid on or before November 21, 2008 to our common shareholders of record as of November 7, 2008.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings, and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due August 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

Potential Governmental Action—Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Seagate or our shareholders. For example, the eligibility for favorable tax treatment of taxable distributions paid to U.S. shareholders of Seagate as qualified dividends could be eliminated.

Securities Litigation—Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

Significant price and value fluctuations have occurred with respect to the publicly traded securities of disk drive companies and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Current Global Credit and Financial Market Conditions—Current global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or auction rate securities and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. Our investment policy has as its principle objectives the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely.

As of October 3, 2008, we held auction rate securities with a par value of $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities failed to settle at auction and have continued to fail through the quarter ended October 3, 2008. As of October 3, 2008, the estimated fair value of these auction rate securities was $28 million. We believe that the impairments totaling $3 million, which were recorded during the quarters ended June 27, 2008 and October 3, 2008, are temporary.

While as of the date of this filing, we are not aware of any other downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since October 3, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended October 3, 2008 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

We did not repurchase any of our common shares during the three months ended October 3, 2008. As of October 3, 2008, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan.

ITEM 5.	OTHER INFORMATION

On October 30, 2008, the Company’s shareholders, upon recommendation of the Company’s Board of Directors, approved the Seagate Technology Executive Officer Performance Bonus Plan (the “Bonus Plan”). The Bonus Plan is an amendment and restatement of the Seagate Technology Annual Incentive Bonus Plan (the “AIBP”), which the Company’s shareholders approved at the 2003 Annual General Meeting of the Company.

The purpose of the Bonus Plan is to motivate the Company’s executive officers and reward them for producing results that increase shareholder value, and to encourage individual and team behavior that helps the Company achieve both short- and long-term corporate objectives. Accordingly, the Bonus Plan provides for the payment of annual cash bonuses to Seagate’s executive officers based on the Company’s performance or the performance of the Company’s business units and subsidiaries measured against specific performance objectives established for that fiscal year. Any bonuses awarded under the Bonus Plan are intended to be “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code, as amended, and the regulations promulgated thereunder (collectively, “Section 162(m)”), and, therefore, not subject to the limits of deductibility imposed by Section 162(m).

The Bonus Plan will be administered by the Compensation Committee of the Board of Directors, which Committee will have absolute authority to administer and interpret the Bonus Plan. For each performance period under the Bonus Plan, the Compensation Committee will select which executive officers will participate in the plan, and, for each such individual, establish one or more objectively determinable performance targets identified in the Bonus Plan for such individual for the performance period at issue. Achievement of specified levels above a performance target may result in a bonus award to the participant in an amount equal to a pre-established fixed dollar amount or a fixed percentage of the participant’s annual base salary. The Compensation Committee has absolute discretion to determine whether or not a bonus award is granted and may, even if specified performance targets are met, determine not to pay a bonus award to a participant or to pay a participant a bonus in a lesser amount (but no discretion to increase the amount of any bonus award). The maximum bonus that may be paid to a participant under the Bonus Plan in any fiscal year will not exceed $10,000,000.

This summary of the Bonus Plan is qualified in its entirety by reference to the full text of the Bonus Plan, a copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference. A more detailed summary of the Bonus Plan, including a description of the amendments to the AIBP reflected in the Bonus Plan, can be found in Proposal Two of the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on September 19, 2008 (the “2008 Proxy Statement”), and the terms of the Bonus Plan, together with the descriptions thereof included in the 2008 Proxy Statement, are incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited (incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein (incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc. (incorporated by reference to Exhibit 2.6 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on December 22, 2005)

Exhibit Number	Description
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings) (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (reg. no. 333-100513) filed with the SEC on November 8, 2002)

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 001-31560) filed with the SEC on September 21, 2006)

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture (contained in Exhibit 4.2)

10.1(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein (incorporated by reference to Exhibit 10.2(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.1(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins (incorporated by reference to Exhibit 10.2(c) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.1(c)+	Agreement, dated as of October 26, 2006, by and between Seagate Technology and Stephen J. Luczo (incorporated by reference to Exhibit 10.2(d) to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on February 2, 2007)

10.2(a)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(a) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.2(b)	New SAC 2000 Restricted Share Plan (incorporated by reference to Exhibit 10.7(b) to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.3+	Seagate Technology Holdings 2001 Share Option Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.4	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on May 16, 2002)

10.5+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein (incorporated by reference to Exhibit 10.17 to amendment no. 1 to the registrant’s registration statement on Form S-4 (reg. no. 333-88388) filed with the SEC on July 5, 2002)

Exhibit Number	Description
10.6+*	Seagate Technology Executive Officer Performance Bonus Plan

10.7+	Form of Amended 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 13, 2008)

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors) (incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (file no. 001-31560) filed with the SEC on October 29, 2004)

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees) (incorporated by reference to Exhibit 99.3 to the registrant’s registration statement on Form S-8 (file no. 333-128654) filed with the SEC on September 28, 2005)

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 13, 2008)

10.11+*	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement

10.12+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors (incorporated by reference to Exhibit 10.17 (b) to the registrant’s quarterly report on Form 10-Q filed with the SEC on April 29, 2008)

10.13	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006

10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.15	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006, which is incorporated by reference to Exhibit 4.1 to Maxtor Corp’s quarterly report on Form 10-Q filed with the SEC on May 13, 2003)

10.16	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 25, 2006)

10.17+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 18, 2007)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 001-31560) filed with the SEC on August 13, 2008)

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	October 30, 2008	BY:	/s/ William D. Watkins
William D. Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

DATE:	October 30, 2008	BY:	/s/ Patrick J. O’Malley
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)