Form 10-Q
period 2009-01-02
SEAGATE TECHNOLOGY
filed 2009-02-10
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of February 3, 2009, 491,165,112 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 2, 2009	June 27, 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$990
Short-term investments	148	151
Accounts receivable, net	1,040	1,410
Inventories	796	945
Deferred income taxes	157	274
Other current assets	486	502

Total Current Assets	3,788	4,272
Property, equipment and leasehold improvements, net	2,510	2,464
Goodwill	31	2,352
Other intangible assets, net	78	111
Deferred income taxes	436	616
Other assets, net	217	305

Total Assets	$7,060	$10,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$350	$—
Accounts payable	1,370	1,652
Accrued employee compensation	156	440
Accrued warranty	212	226
Accrued expenses	586	599
Accrued income taxes	13	10
Current portion of long-term debt	320	360

Total Current Liabilities	3,007	3,287
Long-term accrued warranty	229	219
Long-term accrued income taxes	166	210
Other non-current liabilities	134	148
Long-term debt, less current portion	1,684	1,670

Total Liabilities	5,220	5,534
Contingencies (See Note 11)

Shareholders’ equity:
Common shares and additional paid-in capital	3,602	3,501
Accumulated other comprehensive income (loss)	(14)	(16)
Retained earnings (accumulated deficit)	(1,748)	1,101

Total Shareholders’ Equity	1,840	4,586

Total Liabilities and Shareholders’ Equity	$7,060	$10,120

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2008.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Revenue	$2,270	$3,420	$5,302	$6,705
Cost of revenue	1,948	2,531	4,455	5,008
Product development	235	262	495	504
Marketing and administrative	142	167	290	319
Amortization of intangibles	14	13	28	27
Restructuring and other, net	78	27	101	32
Impairment of goodwill and long-lived assets	2,290	—	2,290	—

Total operating expenses	4,707	3,000	7,659	5,890

Income (loss) from operations	(2,437)	420	(2,357)	815

Interest income	5	19	12	35
Interest expense	(30)	(34)	(60)	(66)
Other, net	(14)	18	(27)	14

Other income (expense), net	(39)	3	(75)	(17)

Income (loss) before income taxes	(2,476)	423	(2,432)	798
Provision for (benefit from) income taxes	316	20	300	40

Net income (loss)	$(2,792)	$403	$(2,732)	$758

Net income (loss) per share:
Basic	$(5.73)	$0.77	$(5.62)	$1.43
Diluted	(5.73)	0.73	(5.62)	1.37
Number of shares used in per share calculations:
Basic	487	526	486	529
Diluted	487	556	486	558
Dividends declared per share	$0.12	$0.10	$0.24	$0.20

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	January 2, 2009	December 28, 2007
OPERATING ACTIVITIES
Net income (loss)	$(2,732)	$758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	481	420
Stock-based compensation	53	58
Impairment of goodwill and long-lived assets	2,290	—
Deferred income taxes	305	12
Other non-cash operating activities, net	(13)	(9)
Changes in operating assets and liabilities:
Accounts receivable	368	(249)
Inventories	149	(36)
Accounts payable	(282)	475
Accrued expenses, employee compensation and warranty	(389)	74
Other assets and liabilities	162	(25)

Net cash provided by (used in) operating activities	392	1,478

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(494)	(362)
Proceeds from sale of fixed assets	3	24
Purchases of short-term investments	(116)	(383)
Maturities and sales of short-term investments	120	222
Proceeds from sale of investment in equity securities	11	—
Acquisitions, net of cash acquired	—	(78)
Other investing activities, net	1	17

Net cash provided by (used in) investing activities	(475)	(560)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	350	—
Repayment of long-term debt	(15)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	36	132
Dividends to shareholders	(117)	(107)
Repurchases of common shares	—	(500)
Other financing activities, net	—	2

Net cash provided by (used in) financing activities	254	(473)

Increase (decrease) in cash and cash equivalents	171	445
Cash and cash equivalents at the beginning of the period	990	988

Cash and cash equivalents at the end of the period	$1,161	$1,433

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$58	$61
Cash paid for income taxes, net of refunds	5	19

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended January 2, 2009

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at June 27, 2008	485	$—	$3,501	$(16)	$1,101	$4,586
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities, net	—	—	—	1	—	1
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	2	—	2
Change in unrealized gain (loss) on auction rate securities, net	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	—	(2,732)	(2,732)

Comprehensive income (loss)						(2,730)
Issuance of common shares related to employee stock options and employee stock purchase plan	3	—	36	—	—	36
Fair value of beneficial conversion feature for convertible debt (See Note 3)	—	—	12	—	—	12
Dividends to shareholders	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	53	—	—	53

Balance at January 2, 2009	488	$—	$3,602	$(14)	$(1,748)	$1,840

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Operations — Seagate Technology (“Seagate” or the “Company”) designs, manufactures, markets and sells hard disk drives. Hard disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in a wide variety of digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. The Company sells its disk drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. The Company also sells its branded storage solutions under both the Seagate and Maxtor brands.

Basis of Presentation and Consolidation — The Condensed Consolidated Financial Statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2008 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 13, 2008. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2008 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six months ended January 2, 2009 are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2009.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended January 2, 2009 consisted of 13 weeks and 27 weeks, respectively. The three and six months ended December 28, 2007 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Critical Accounting Policies and Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Condensed Consolidated Financial Statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets, as well as the accounting for goodwill and intangible assets. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, and valuation of share-based payments. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Since the Company’s fiscal year ended June 27, 2008, there have been no significant changes in its critical accounting policies and estimates. Please refer to the Critical Accounting Policies and Use of Estimates in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008, as filed with the SEC on August 13, 2008, for a discussion of the Company’s critical accounting policies and estimates. As the Company incurred impairment charges relating to goodwill and long-lived assets, and charges related to deferred tax assets in the three months ended January 2, 2009, the disclosures below provide additional detail related to the policies applicable to the review and determination of the impairment of goodwill and other long-lived assets, and of deferred tax assets.

Impairment of Goodwill and Other Long-lived Assets — The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As required by SFAS No. 142, the Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Testing goodwill for impairment requires a two-step approach under SFAS No. 142. In determining the fair value of its reporting units in step one of its SFAS No. 142 impairment analysis, the Company uses one or both of these commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and 2) the market approach, which estimates fair value based on an appropriate valuation multiple of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. The estimated control premium is based on reviewing observable transactions involving controlling interests in comparable companies. The discount rate that the Company uses in the income approach of valuation represents the weighted average cost of capital that the Company believes is reflective of the relevant risk associated with the projected cash flows. The Company may use a weighted average of the fair values determined separately using the income and market approaches if it determines that this will provide a more appropriate estimated fair value of the reporting units.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

To validate the reasonableness of the reporting unit fair values, the Company reconciles the aggregate fair values of the reporting units determined in step one (as described above) to the enterprise market capitalization to derive the implied control premium.

In performing the reconciliation the Company may, depending on the volatility of the market value of its stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date. The Company compares the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the fair values of the reporting units estimated in step one are reasonable.

In accordance with the guidance in SFAS No. 142, the Company has determined that it has two reporting units to which goodwill is assignable: the Hard Disk Drive reporting unit and the Services reporting unit. Each of these reporting units constitutes a business and is the lowest level for which discrete financial information is available and is regularly reviewed by management. The acquired businesses underlying the Company’s goodwill are specific to either the Hard Disk Drive or the Services reporting units and the goodwill amounts are assigned as such. The Services reporting unit represents approximately 1% of the Company’s revenues and total assets.

If step one of the SFAS No. 142 analysis demonstrates that the fair value of either reporting unit is below the carrying value, the Company will proceed to step two of SFAS No. 142. If step two is necessary, the Company will estimate the fair values of all identifiable assets and liabilities of the reporting unit using the income, market or the replacement cost approaches, as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144), the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for SFAS No. 142 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

See additional disclosure of these analyses in Note 7 to the Company’s Condensed Consolidated Financial Statements including the impairment charges recorded during the quarter.

The process of evaluating the potential impairment of goodwill or long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment and the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Income Taxes – The deferred tax assets the Company records each period depend primarily on its ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, the Company evaluates the need for a valuation allowance on its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, its assessment of the need for a valuation allowance may also change. As a result of adverse changes in the Company’s outlook for its future U.S. taxable income, the Company completed a reassessment of its valuation allowance against U.S. deferred tax assets. As a result, in the three months ended January 2, 2009, the Company increased the valuation allowance against its deferred tax assets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

In accordance with the provisions of SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended January 2, 2009 and December 28, 2007:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions, except per share data)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Numerator:
Net income (loss)	$(2,792)	$403	$(2,732)	$758
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	2	—	5

Net income (loss), adjusted	$(2,792)	$405	$(2,732)	$763

Denominator:
Weighted-average common shares outstanding	489	528	488	531
Weighted-average nonvested shares	(2)	(2)	(2)	(2)

Total shares for purpose of calculating basic net income (loss) per share	487	526	486	529
Weighted-average effect of dilutive securities:
Nonvested shares	—	—	—	—
Dilution from employee stock options	—	19	—	19
2.375% Convertible Senior Notes due August 2012	—	7	—	6
6.8% Convertible Senior Notes due April 2010	—	4	—	4

Dilutive potential common shares:	—	30	—	29

Total shares for purpose of calculating diluted net income (loss) per share	487	556	486	558

Net Income (loss) per share:
Basic net income (loss) per share	$(5.73)	$0.77	$(5.62)	$1.43

Diluted net income (loss) per share	$(5.73)	$0.73	$(5.62)	$1.37

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
(in millions)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Stock options	56	20	52	20
Nonvested shares	3	—	2	—
6.8% Convertible Senior Notes due April 2010	4	—	4	—
2.375% Convertible Senior Notes due August 2012	—	—	—	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information

Accounts Receivable	January 2, 2009	June 27, 2008
	(in millions)
Accounts receivable	$1,047	$1,416
Allowance for doubtful accounts	(7)	(6)

	$1,040	$1,410

Inventories	January 2, 2009	June 27, 2008
	(in millions)
Raw materials and components	$274	$352
Work-in-process	93	111
Finished goods	429	482

	$796	$945

Other Current Assets	January 2, 2009	June 27, 2008
	(in millions)
Vendor non-trade receivables	$271	$348
Other current assets	215	154

	$486	$502

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

Property, Equipment and Leasehold Improvements, net	January 2, 2009	June 27, 2008
	(in millions)
Property, equipment and leasehold improvements	$6,303	$5,845
Accumulated depreciation and amortization	(3,793)	(3,381)

	$2,510	$2,464

The accumulated depreciation and amortization as of January 2, 2009, included $44 million of accelerated depreciation charges recorded during the six months ended January 2, 2009, related to the closure of the Milpitas and the Pittsburgh facilities.

In the three months ended January 2, 2009, the Company tested its long-lived assets, including Property, equipment and leasehold improvements for recoverability pursuant to SFAS No. 144 as it was determined that an adverse change in its business climate had occurred during the quarter. The Company concluded from this assessment that the carrying value of Property, equipment, and leasehold improvements of its Hard Disk Drive reporting unit were recoverable, but those of the Services reporting unit were not. As a result of this test, the Company recorded a $3 million impairment charge related to the Property, equipment and leasehold improvements of the Services reporting unit. See Note 7 for further discussion.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information (continued)

Derivative Financial Instruments. The Company hedges portions of its forecasted expenditures denominated in foreign currencies with forward exchange contracts. As of January 2, 2009, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was approximately $315 million comprised of approximately $199 million to purchase Thai baht, $76 million to purchase Singapore dollars, $6 million to purchase British pounds, $12 million to purchase Euros, $10 million to purchase Chinese yuan, $10 million to purchase Czech koruna, and $2 million to purchase Japanese yen. As of January 2, 2009, the fair value of the Company’s outstanding forward exchange contracts was a net liability of approximately $15 million. Net foreign currency transaction losses included in the determination of consolidated net income (loss) were approximately $1 million and $7 million for the three and six months ended January 2, 2009, respectively, and approximately $1 million and $6 million for the three and six months ended December 28, 2007, respectively.

3.	Long-Term Debt, Convertible Notes and Credit Facilities

Long-Term Debt

$300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”). During the three months ended October 3, 2008, the 2009 Notes became due within 12 months. As such, the balance was reclassified to Current portion of long-term debt.

Convertible Notes

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”). As a result of its acquisition of Maxtor on May 19, 2006, the Company assumed the 2.375% Notes that require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 60.2074 shares per $1,000 principal amount of the notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company’s common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company’s common shares in lieu thereof.

During the three months ended October 3, 2008, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at October 3, 2008. During the three and six month periods ended January 2, 2009, the Company’s shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on the Company’s Condensed Consolidated Balance Sheet as of January 2, 2009. In addition, the payment of dividends to holders of the Company’s common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes and this may continue in the future.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Long-Term Debt, Convertible Notes and Credit Facilities (continued)

The Company evaluates the application of Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, (EITF 98-5) and EITF No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, (EITF 00-27), to its convertible notes on a quarterly basis. As of January 2, 2009, the Company concluded that the 2.375% Notes had a beneficial conversion feature. During the three months ended January 2, 2009, the Company recorded a debt discount of approximately $12 million to reflect the beneficial conversion feature of the convertible debt pursuant to EITF 00-27. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the debt discount as a reduction of the carrying amount of the 2.375% Notes and as an addition to additional paid-in capital.

The Company is amortizing the debt discount to interest expense over the term of the debt, using the effective interest method. Amortization of the debt discount for the three months ended January 2, 2009 was less than $1 million.

Credit Facilities

On December 10, 2008, the Company borrowed $350 million under its existing $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) pursuant to the Credit Agreement dated November 22, 2005, as amended and restated on September 19, 2006, by and among Seagate, the lenders party thereto, and JPMorgan Chase Bank, National Association, as the administrative agent.

The Revolving Credit Facility bears interest per annum at a variable rate equal to LIBOR plus a margin of 75 basis points for the quarter ended January 2, 2009, which is subject to change depending on the Company’s credit rating. Borrowings under the Revolving Credit Facility are prepayable at any time prior to maturity without penalty, other than customary breakage costs for LIBOR–based loans.

The outstanding balance of the Revolving Credit Facility subsequent to the borrowing described above is approximately $393 million, including $350 million in outstanding loans and approximately $43 million in outstanding letters of credit. The remaining undrawn uncommitted amount of the Revolving Credit Facility after giving effect to the outstanding loan and letters of credit described above is approximately $107 million.

The credit agreement that governs the Company’s revolving credit facility contains covenants that must be satisfied in order to remain in compliance with the agreement. The credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of January 2, 2009, the Company is in compliance with these covenants.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value

On July 28, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (SFAS No. 157) for all financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

The adoption of SFAS No. 157 had no effect on the Company’s consolidated net loss for the three and six months ended January 2, 2009.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 2, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$782	$—	$—	$782
Asset-backed securities	—	5	—	5
Agency bonds	—	25	—	25
Corporate bonds	—	18	—	18
Commercial paper	—	255	—	255
Municipal bonds	—	16	—	16
U.S. Treasuries	—	84	—	84

Total Cash Equivalents and Marketable Securities	782	403	—	1,185

Auction Rate Securities	—	—	27	27
Derivative Assets(1)	—	2	—	2

Total Assets	$782	$405	$27	$1,214

Liabilities:
Derivative Liabilities(2)	$—	$17	$—	$17

Total Liabilities	$—	$17	$—	$17

(1)	The fair value of Foreign currency forward exchange contracts is classified within Other assets, net in the Condensed Consolidated Balance Sheet as of January 2, 2009.

(2)	The fair value of Foreign currency forward exchange contracts is classified within Accrued expenses in the Condensed Consolidated Balance Sheet as of January 2, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

Reported as:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$782	$255	$—	$1,037
Short-term investments	—	148	—	148
Other assets, net(1)	—	2	27	29

Total Assets	$782	$405	$27	$1,214

Liabilities:
Accrued expenses(2)	$—	$17	$—	$17

Total Liabilities	$—	$17	$—	$17

(1)	Amount represents the fair value of Foreign currency forward exchange contracts and the fair value of the auction rate securities as of January 2, 2009.

(2)	Amount represents the fair value of Foreign currency forward exchange contracts as of January 2, 2009.

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. Level 2 assets include: asset-backed securities, agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities. For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and as of January 2, 2009 has not found it necessary to make any adjustments to the prices obtained.

The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of January 2, 2009, the estimated fair value of these auction rate securities was $27 million. The Company believes that the impairment totaling $4 million is temporary given its ability and intent to hold these securities until recovery of the cost basis or maturity of these securities. As such, the impairment was recorded in Accumulated other comprehensive income (loss) and these securities were classified as long-term investments.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended January 2, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at October 3, 2008 and at June 27, 2008	$28
Unrealized gains (losses)(1)	(1)
Purchases, sales, issuances, settlements	—
Transfers in/(out) of Level 3	—

Balance at January 2, 2009	$27

(1)

Unrealized gains (losses) on available for sale securities are recorded as a separate component of other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

Other Fair Value Disclosures

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of its long-term debt at least annually or more frequently if the fair value has changed significantly.

The Company’s debt is carried at cost. The following table represents the fair value of the Company’s debt as of January 2, 2009:

Reported as:

	January 2, 2009		June 27, 2008
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Floating Rate Senior Notes due October 2009	$300	$277	$300	$293
6.375% Senior Notes due October 2011	599	445	599	584
6.8% Senior Notes due October 2016	599	318	599	555
6.8% Convertible Senior Notes due April 2010	135	123	135	142
5.75% Subordinated debentures due March 2012	41	33	41	40
2.375% Convertible Senior Notes due August 2012(1)	315	183	326	422
LIBOR Based China Manufacturing Facility Loans	15	15	30	30
LIBOR Based Revolving Credit Facility	350	350	—	—

	$2,354	$1,744	$2,030	$2,066
Less current portion	(670)	(647)	(360)	(457)

Long-term debt, less current portion	$1,684	$1,097	$1,670	$1,609

(1)	Carrying amount of 2.375% Convertible Senior Notes due August 2012, net of debt discount as a result of the beneficial conversion feature. See Note 3, Long-Term Debt, Convertible Notes and Credit Facilities for further discussion.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Income Taxes

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

The income tax provision for the three and six months ended January 2, 2009 includes a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in the Company’s forecasted U.S. taxable income. The goodwill impairment charges recorded in the three and six months ended January 2, 2009 result in no tax benefits. The three months ending January 2, 2009 also includes approximately $34 million of tax expense that otherwise would have been recorded in subsequent quarters of fiscal 2009 absent a required change in the method for computing the Company’s annual effective tax rate. As of the close of the period ending January 2, 2009, the Company is forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses cannot be recognized. However, the Company is recording income tax expense related to operations in certain of these loss jurisdictions. Pursuant to the accounting guidance provided in FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (FIN 18), paragraph 22a, the Company is now required to exclude these loss jurisdictions from its normal overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

The income tax provision recorded for the three and six months ended January 2, 2009 differs from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income (loss) before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in the Company’s valuation allowance for certain deferred tax assets, (iii) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (iv) tax expense related to intercompany transactions, and (v) the effect of applying the provisions of FIN 18 as described above. The income tax provision recorded for the three and six months ended December 28, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) tax expense related to intercompany transactions.

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

During the three and six months ending January 2, 2009, there were three major U.S. tax law changes taken into account by the Company in computing its income tax provision for the period. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. The Company has concluded that it qualifies for and will elect to accelerate approximately $9 million of R&D credit carryovers to fiscal years 2008 and 2009 of which approximately $8 million of tax benefit was recognized in the three months ending October 3, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Income Taxes (continued)

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on the Company’s tax provision for the period due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits. The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. The Company concluded that the California legislative change resulted in no net increase in the Company’s income tax expense in the period.

As of January 2, 2009, the Company has recorded net deferred tax assets of $592 million. The realization of $546 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believes that it is more likely than not that these deferred tax assets will be realized.

During the three months ending January 2, 2009, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $6 million to $353 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $18 million, (ii) increases in current year unrecognized tax benefits of $15 million, and (iii) reductions from other activity, primarily foreign exchange gains, of $3 million. Approximately $18 million of reduction in unrecognized tax benefits during the period was recorded as reduction to goodwill.

During the six months ending January 2, 2009, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $21 million to $353 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) increases in current year unrecognized tax benefits of $16 million, and (iv) reductions from other activity, primarily foreign exchange gains, of $8 million. Approximately $21 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 and $147 million as of June 27, 2008 and January 2, 2009, respectively, subject to certain future valuation allowance reversals.

During the 12 months beginning January 3, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $7 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Internal Revenue Service (IRS) is currently examining fiscal years 2005 through 2007. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001. The statute of limitation for U.S. Federal returns is open for fiscal year 2005 and forward.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Restructuring and Exit Costs

The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statement of Operations, unless otherwise noted.

January 2009 Plan – On January 11, 2009, the Company committed to a restructuring plan intended to realign its cost structure with the current macroeconomic business environment (the “January 2009 Plan”). The January 2009 Plan included reducing worldwide headcount by approximately 6%, or 3,000 employees, which is inclusive of an over 10% reduction of the U.S. workforce. The January 2009 Plan is expected to result in total restructuring charges of approximately $90 million and is expected to be largely complete by April 3, 2009. During the three months ended January 2, 2009, the Company accrued total restructuring charges of approximately $79 million related to estimated post employment benefits for the January 2009 Plan.

Pittsburgh Closure – On September 18, 2008, the Company announced the closure of its research facility in Pittsburgh, Pennsylvania, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Pittsburgh Closure”). The Company plans to cease operations at this facility by the end of its third quarter of fiscal year 2009 and integrate certain activities into its other research and development facilities located within the United States. During the three months ended January 2, 2009, the Company recorded an adjustment of approximately $1 million to reduce previous estimates for post employment benefit costs related to the Pittsburgh Closure. Through January 2, 2009, the Company recorded approximately $2 million in restructuring charges for post employment benefit costs. In addition, as a result of the Pittsburgh Closure, the Company recorded approximately $14 million related to accelerated asset depreciation recorded as Product development on the Condensed Consolidated Statement of Operations. The Pittsburgh Closure is expected to result in total charges of approximately $46 million to $56 million.

Milpitas Closure – On July 9, 2008, the Company announced the proposed closure of its media manufacturing facility in Milpitas, California, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Milpitas Closure”). The Company ceased production at this facility in September 2008 and expects all activities related to the closure to be completed by the second half of fiscal year 2009. During the three months ended January 2, 2009, the Company recorded approximately $2 million for various other exit costs. Through January 2, 2009, the Company recorded approximately $20 million of restructuring charges associated with post employment benefits, $2 million related to facility lease costs after operations ceased, and $2 million for various other exit costs. In addition, as a result of the Milpitas closure, the Company has recorded approximately $30 million related to accelerated asset depreciation recorded as Cost of revenue in the first two quarters of fiscal year 2009. The Company expects to record additional restructuring charges of approximately $6 million for the Milpitas Closure.

Limavady Closure – On October 29, 2007, the Company announced the closure of its substrate manufacturing facility in Limavady, Northern Ireland, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Limavady Closure”). The Company ceased production at its Limavady facility during September 2008 and expects all activities related to this closure to be completed by the second half of fiscal year 2009. During the three months ended January 2, 2009, the Company recorded approximately $2 million in other exit costs, offset by a $5 million adjustment to the accrual established in December 2007 for grant repayments. Through January 2, 2009, the restructuring charges recorded in connection with the Limavady Closure were primarily related to employee termination benefits of $34 million and approximately $15 million related to other exit costs. Other exit costs included $13 million related to expected grant repayments. The Company expects to record additional restructuring charges of approximately $1 million by the end of fiscal year 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Restructuring and Exit Costs (continued)

Maxtor – Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the Company recorded certain exit costs aggregating $246 million through fiscal year 2008. During the three months ended October 3, 2008, the Company recorded an additional $10 million to reflect the Company’s revised sub-lease expectations in connection with the exit of certain Maxtor facilities. The adjustment was included in Restructuring and other, net in its Statement of Operations. The remaining balance of $23 million as of January 2, 2009 is associated with the exit of certain facilities and payment of which is expected to continue through the end of fiscal year 2016.

The following table summarizes the Company’s restructuring activities for the six months ended January 2, 2009:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
January 2009 Plan
Accrual balances at June 27, 2008	$—	$—	$—	$—
Restructuring charges	79	—	—	79
Cash payments	(2)	—	—	(2)
Adjustments	—	—	—	—

Accrual balances at January 2, 2009	$77	$—	$—	$77

Site Closures(1)
Accrual balances at June 27, 2008	$48	$—	$18	$66
Restructuring charges	8	2	4	14
Cash payments	(46)	—	(4)	(50)
Adjustments	(1)	—	(5)	(6)

Accrual balances at January 2, 2009	$9	$2	$13	$24

Maxtor
Accrual balances at June 27, 2008	$—	$17	$—	$17
Restructuring charges	—	—	—	—
Cash payments	—	(4)	—	(4)
Adjustments	—	10	—	10

Accrual balances at January 2, 2009	$—	$23	$—	$23

Other
Accrual balances at June 27, 2008	$4	$—	$—	$4
Restructuring charges	1	3	—	4
Cash payments	(3)	—	—	(3)
Adjustments	—	—	—	—

Accrual balances at January 2, 2009	$2	$3	$—	$5

Total for all plans
Accrual balances at June 27, 2008	$52	$17	$18	$87
Restructuring charges	88	5	4	97
Cash payments	(51)	(4)	(4)	(59)
Adjustments	(1)	10	(5)	4

Accrual balance at January 2, 2009	$88	$28	$13	$129 (2)

(1)	Site closures include the restructuring charges associated with the closure of the Pittsburgh, Milpitas and Limavady facilities.

(2)

Of the accrued restructuring balance of approximately $129 million at January 2, 2009, $111 million is included in Accrued expense and $18 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Impairment of Goodwill and Long-lived Assets

Goodwill

In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis and, if required, at an interim date should events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

During late November and December 2008, the Company observed a sharp deterioration in the general business environment and in all of its major markets. Several of the Company’s customers and other technology companies in the supply chain of its customers, as well as its competitors reduced their financial outlook and/or otherwise disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. Another indicator of the rapidly declining market was the gap between Total Available Market (TAM) forecasted by industry analysts and the actual demand that materialized for the quarter. Prior to the start of the second fiscal quarter, the TAM was estimated to be approximately 156 million units. At about eight weeks into the quarter, the outlook for the TAM had decreased to be approximately 135 million units. After the close of the quarter, preliminary industry data indicated actual shipments for the December quarter were approximately 123 million units. In December 2008, in response to these adverse business indicators and the rapidly declining revenue trends experienced during its second quarter of fiscal 2009, the Company reduced its near-term and long-term financial projections. The Company determined that a significant adverse change in its business climate had occurred, and commenced an interim review of goodwill for impairment in accordance with SFAS No. 142.

In the interim review of goodwill for impairment, the Company followed the two-step method described in SFAS No. 142. In step one, the Company determined and compared the fair value of each of its Hard Disk Drive and Services reporting units with the carrying value of the respective reporting unit, including goodwill. Since the step one analysis indicated that the carrying values of both reporting units as of January 2, 2009 exceeded their respective fair values, the Company continued to step two of the analysis. Step two required estimating the fair values of all assets and liabilities (including unrecorded intangible assets) of each reporting unit. The fair value of each reporting unit was then allocated to the fair values of the identified assets and liabilities to determine the implied fair value of goodwill.

In determining the fair value of its reporting units in step one of the SFAS No. 142 analysis, the Company used a weighted average of: 1) the income approach, which is based on the aggregate of the present values of discounted cash flows projected for the reporting unit and of its estimated terminal value, and 2) the market approach, which estimates fair value based on appropriate valuation multiple(s) of revenue and/or earnings determined from comparable companies, adjusted by an estimated control premium (since observable equity values of comparable companies are typically values of minority holdings). In the market approach, the Company selected a control premium based on reviewing observable transactions involving controlling interests in comparable companies. In the income approach of valuation, the Company used projected cash flows based on its current long-term forecast and a discount rate that represents the weighted average cost of capital and that the Company believes is reflective of the relevant risk associated with the projected cash flows.

The Company believes that in a period of unusual market volatility and limited forecast visibility, a weighted average of the values derived separately from each of the income and market approaches affords a more reliable value than the exclusive use of either approach.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Impairment of Goodwill and Long-lived Assets (continued)

SFAS No. 142 requires the use of market participant assumptions in estimating the fair values of the reporting unit and the assets and liabilities of the unit. Since Seagate is one of two publicly traded companies engaged principally in the manufacture and sale of disk drives and the Hard Disk Drive reporting unit comprised approximately 99% of the Company’s revenue, the Company used valuation multiples based on Seagate’s trading price as of January 2, 2009 (the valuation date) to determine the fair value of the Hard Disk Drive reporting unit under the market approach. For the Services reporting unit, the Company selected valuation multiples based on a range of multiples of comparable software and services companies.

To validate the reasonableness of the reporting unit fair values, the Company reconciled the aggregate fair values of the reporting units determined in step one (as described above) to the enterprise market capitalization to derive the implied control premium. Given the recent volatility in the capital markets, the Company’s average market capitalization over a range of 15 trading days extending before and after the valuation date was used in the reconciliation. The Company compared the implied control premium to premiums paid in observable recent transactions of comparable companies and determined that the fair values of the reporting units estimated in step one were reasonable.

In step two of the analysis, the Company primarily used the income approach (including the excess earnings and relief from royalty methods) in the valuation of its intangible assets except internal use software for which the cost approach was used. Warranty and deferred revenue liabilities were also valued using the income approach (based on estimated cost to fulfill obligations and a reasonable profit). The majority of buildings, machinery and equipment were primarily valued using the replacement cost method (adjusted for physical depreciation and obsolescence), though the market approach was considered where market data was available. Land was valued using the market approach and favorable or unfavorable leasehold interests were valued using the income approach. Public debt was valued at market prices.

Based on the interim review described above, in the three months ended January 2, 2009, the Company recorded impairment charges of $2.1 billion for the goodwill of the Hard Disk Drive reporting unit, representing 100% of its carrying value, and $150 million for the goodwill of the Services reporting unit reducing the carrying value to $31 million. These impairment charges were included in Impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Operations.

The changes in the carrying amount of goodwill by reporting units for the six months ended January 2, 2009, were as follows:

(Dollars in millions)	Hard Disk Drive	Services	Total
Balance at June 27, 2008	$2,169	$183	$2,352
Goodwill adjustments(1)	(32)	(2)	(34)
Impairment charges	(2,137)	(150)	(2,287)

Balance at January 2, 2009	$—	$31	$31

(1)

Goodwill adjustments during the six months ended January 2, 2009 primarily consisted of a $24 million reduction in unrecognized tax benefits during the period, which was recorded as a reduction to goodwill.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Impairment of Goodwill and Long-lived Assets (continued)

Long-lived Assets (Property, equipment, leasehold improvements, and other intangible assets)

In accordance with SFAS No. 144, the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets, subject to amortization for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable. The Company assesses the recoverability of an asset group by determining whether the carrying value exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining useful life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

The Company determined that the adverse change in the business climate discussed under “Goodwill” above was also an indicator requiring the testing of its long-lived assets for recoverability and performed this test in the three months ended January 2, 2009. In accordance with the guidance in SFAS No. 144, the Company determined that the asset group to be tested for recoverability was at the reporting unit level as it was the lowest level at which cash flows were identifiable.

The Company tested the long-lived assets of both the Hard Disk Drive and Services reporting units for recoverability based on a comparison of the respective aggregate values of their undiscounted cash flows to the respective carrying values. The aggregate estimated cash flows expected to be generated from the use and disposition of the assets over the remaining economic life of the primary asset in each reporting unit was compared to the carrying value of the reporting unit to determine recoverability. The primary asset of the Hard Disk Drive reporting unit was determined to be its machinery and equipment; the primary asset of the Services reporting unit was determined to be its developed technology intangible. The results of the evaluation indicated that the carrying value of the Hard Disk Drive reporting unit was recoverable while that of the Services reporting unit was not.

Since the analysis indicated that the carrying value of the Services reporting unit was not recoverable, the Company estimated the fair values of the intangible assets and Property, equipment and leasehold improvements of this reporting unit. Fair values of the technology, customer relationships, trade names and non-compete agreements were estimated using various methods under the income approach, including the excess earnings method and the relief from royalty method, internal use software was valued using the cost approach. The fair values of the Property, equipment and leasehold improvements were based primarily on estimated replacement costs adjusted for physical deterioration and obsolescence. The Company recorded impairment charges of $3 million for the property and equipment and intangible assets of the Services reporting unit during the three and six months ended January 2, 2009. The Company recorded these impairment charges in Impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Operations. No impairment charge was recorded for the intangible assets or Property, equipment and leasehold improvements of the Hard Disk Drive reporting unit.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Impairment of Goodwill and Long-lived Assets (continued)

As of the end of the quarter ended January 2, 2009, Other intangible assets consisted primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The net carrying value of intangible assets as of January 2, 2009 and June 27, 2008 was approximately $78 million and $111 million, respectively. Accumulated amortization of intangibles was approximately $305 million and $273 million as of January 2, 2009 and June 27, 2008, respectively.

The carrying value of intangible assets as of January 2, 2009 is set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
	(in millions)	(in millions)	(in millions)	(in years)
Existing technology	$181	$(160)	$21	2.2
Customer relationships	156	(113)	43	1.5
Trade names	37	(23)	14	1.5
Patents and licenses	9	(9)	—	—

Total acquired identifiable intangible assets	$383	$(305)	$78	1.7

In the three and six months ended January 2, 2009, amortization expense for other intangible assets was approximately $16 million and $33 million, respectively. In the three and six months ended December 28, 2007, amortization expense for other intangible assets was approximately $24 million and $48 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in operating expenses in the Condensed Consolidated Statements of Operations.

8.	Stock-Based Compensation

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

Seagate Technology 2004 Stock Compensation Plan — Under the Seagate Technology 2004 Stock Compensation plan a maximum of 63.5 million common shares has been made available for issuance. A maximum of 10 million of these shares can be awarded as nonvested shares or restricted share units. As of January 2, 2009, there were approximately 25.4 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan, of which 6.7 million shares were available for issuance as nonvested shares or restricted share units.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Stock-Based Compensation (continued)

The Company granted 45,000 and 191,820 nonvested shares during the three and six months ended January 2, 2009, respectively. The Company granted 26,159 and 1,081,655 restricted share units during the three and six months ended January 2, 2009, respectively. The Company also granted 316,500 and 4,977,691 non-qualified stock options during the three and six months ended January 2, 2009, respectively.

Stock Purchase Plan — On July 31, 2008, the Company issued approximately 2.5 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $12.72 per share. There were no shares issued under the Employee Stock Purchase Plan during the three months ended January 2, 2009 and December 28, 2007. As of January 2, 2009, there were approximately 6.4 million common shares available for issuance under the ESPP.

Determining Fair Value of Equity Awards

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. The fair value for nonvested shares and restricted share units is the share price on the grant date. The fair value for all equity awards is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

The fair value of the Company’s stock options, nonvested shares and restricted share units granted to employees for the three and six months ended January 2, 2009 and December 28, 2007, was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Option Plan Shares
Expected term (in years)	4.0	4.0	4.0	4.0
Volatility	38%	36%	36 – 38%	36%
Expected dividend rate	5.5 – 12.2%	1.5 – 1.6%	3.0 – 12.2%	1.5 – 1.7%
Risk-free interest rate	1.7%	3.3%	1.7 – 3.0%	3.3 – 4.2%
Weighted-average fair value	$1.18	$7.56	$3.13	$7.44
Nonvested Shares Weighted-average fair value	$6.53	$26.47	$11.29	$26.47
Restricted Share Units Weighted-average fair value	$6.13	—	$13.55	—
ESPP Plan Shares
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	39%	31%	39%	31%
Expected dividend rate	3.2%	1.7%	3.2%	1.7%
Risk-free interest rate	2.0%	5.0%	2.0%	5.0%
Weighted-average fair value	$3.59	$5.49	$3.59	$5.49

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Stock-Based Compensation (continued)

Stock Compensation Expense

Stock Compensation Expense — The Company recorded approximately $26 million and $53 million of stock-based compensation during the three and six months ended January 2, 2009, respectively. Of the $53 million recorded in the six months ended January 2, 2009, approximately $5 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company recorded approximately $29 million and $58 million of stock-based compensation during the three and six months ended December 28, 2007. Of the $58 million recorded in the six months ended December 28, 2007, approximately $9 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Excess Tax Benefits from Stock Options — In accordance with guidance in SFAS No. 123 (Revised 2004), Share-Based Payment, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any excess tax benefits as a financing cash inflow during the three and six months ended January 2, 2009.

9.	Guarantees

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Guarantees (continued)

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to three years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and six months ended January 2, 2009 and December 28, 2007 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Balance, beginning of period	$445	$442	$445	$430
Warranties issued	61	67	136	127
Repairs and replacements	(56)	(66)	(125)	(137)
Changes in liability for pre-existing warranties, including expirations	(9)	14	(15)	37

Balance, end of period	$441	$457	$441	$457

10.	Equity

Issuance of Common Shares

During the six months ended January 2, 2009, the Company issued approximately 0.8 million of its common shares from the exercise of stock options and approximately 2.5 million of its common shares related to the Company’s ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its common shares during the six months ended January 2, 2009. As of January 2, 2009, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan.

11.	Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, the Company assessed the probability of an unfavorable outcome of all its material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company established an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Contingencies (continued)

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al — Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. The Company declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,9156,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the “635 patent”) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages.

The Company answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that the Company owns any intellectual property based on the information that the Company disclosed to Convolve. The court denied plaintiffs’ motion for expedited discovery and ordered plaintiffs to identify their trade secrets to defendants before discovery could begin. Convolve served a trade secrets disclosure on August 4, 2000, and the Company filed a motion challenging the disclosure statement. On May 3, 2001, the court appointed a special master to review the trade secret issues. The special master resigned on June 5, 2001, and the court appointed another special master on July 26, 2001. After a hearing on its motion challenging the trade secrets disclosure on September 21, 2001, the special master issued a report and recommendation to the court that the trade secret list was insufficient.

Convolve revised the trade secret list, and the court entered an order on January 1, 2002, accepting the special master’s recommendation that this trade secret list was adequate. On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device.” ( the ‘473 patent”) to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent, and the Company answered and filed counterclaims on February 8, 2002. On July 26, 2002, the Company filed a Rule 11 motion challenging the adequacy of plaintiffs’ pre-filing investigation on the first two patents alleged in the complaint and seeking dismissal of plaintiffs’ claims related to these patents and reimbursement of attorney’s fees. The court denied its motion on May 23, 2003. On May 6, 2003, the USPTO issued to Convolve U.S. Patent No. 6,560,658 B2, entitled “Data Storage Device with Quick and Quiet Modes.” Convolve indicated that it would seek leave of the court to add this patent to the lawsuit, but it never did so. This latest patent is a continuation of a patent currently in the lawsuit (U.S. Patent No. 6,314,473).

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Contingencies (continued)

The Company believes any claims that may relate to this continuation patent would be without merit, regardless of whether such claims were added to the ongoing litigation or asserted against it in a separate lawsuit. Judge John Martin, who was assigned this case, announced his retirement from the federal bench. The case was reassigned to Judge George B. Daniels. On October 14, 2003, the Special Master resigned from the case due to Convolve’s claim that he had a conflict of interest. Magistrate Judge James C. Francis IV was appointed to handle all discovery matters. Plaintiffs eventually dropped the ‘267 patent from the case. The claims construction hearing on ‘635 and ‘473 patents was held on March 30 and 31, 2004. On August 11, 2005, the court entered an order construing the patent claims. Both Seagate and Compaq moved for reconsideration of its claim construction in light of intervening new law in the Federal Circuit’s then-recent decision in Phillips v. AWH Corp., et al., 415 F.3d 1303 (Fed. Cir. 2005). Convolve also moved for clarification. The court denied reconsideration without oral argument on December 7, 2005. The court later granted Convolve’s unopposed clarification motion. On March 29, 2006, the court granted Seagate’s summary judgment motion that Convolve’s fraud, tortious interference with contract, unfair competition and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court denied its motion for summary judgment on a trade secret issue without prejudice, finding there is an issue of fact that must be decided. Finally, the court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005, the date of the hearing.

At Seagate’s request, the USPTO determined that both patents in suit have substantial new issues of patentability and ordered re-examination of the patents. The court denied its motion to stay the case pending patent re-examination. On December 2, 2008, the USPTO issued a re-examination Certificate for the ‘473 patent in which nine of the claims asserted in this litigation were determined to be patentable as amended and three asserted claims were confirmed. Another re-examination proceeding for the ‘473 patent is pending and the Company is awaiting an initial office action. A final office action has issued in the ‘635 re-examination in which five asserted claims were confirmed as patentable and three asserted claims were finally rejected. The ‘635 patent expired on September 12, 2008. No specific trial date has been set in the litigation, although the court indicated that the parties should be ready for trial in January 2010. The Company believes the claims are without merit, and intend to defend against them vigorously.

Siemens, AG v. Seagate Technology — On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistance (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. The Company served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistance (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the ‘838 patent. Trial began on November 12, 2008, and a jury returned a verdict in favor of Seagate on December 23, 2008, finding the ‘838 patent invalid on grounds of both anticipation and obviousness.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Contingencies (continued)

StorMedia Texas LLC v. Comp USA, et al — On January 22, 2007, a lawsuit was filed against 11 defendants, alleging infringement of U.S. Patent No. 6,805,891 (the ‘891 patent), a media patent that is allegedly owned by StorMedia Texas LLC. The suit was filed in U.S. District Court for the Eastern District of Texas, Marshall Division. All major hard disk drive companies were named, including Seagate Technology, Seagate Technology LLC, Hitachi, Fujitsu, Samsung, Toshiba and Western Digital, as well as retailers Comp USA, J&R Electronics and Tiger Direct. The Company served an answer to the complaint on April 13, 2007, denying all material allegations and asserting affirmative defenses. This case was resolved November 24, 2008, and dismissed with prejudice.

Siemens, AG v. Seagate Technology (Ireland) — On December 2, 2008, Siemens served Seagate Technology (Ireland) with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistance (GMR), tunnel magnetoresistance (TMR), and tunnel giant magnetoresistance (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU’769 patent. The Company believes the claims are without merit and intend to defend against them vigorously.

Magsil Corporation and Massachusetts Institute of Technology v. Seagate Technology, et al. — On December 12, 2008, Magsil Corporation and Massachusetts Institute of Technology filed a complaint in the US District Court for the District of Delaware against three Seagate entities, Maxtor Corporation, and twelve other hard disc drive and recording head manufacturing companies. The complaint alleges that unspecified hard disc drives and components thereof infringe two US patents: 5,629,922, entitled “Electron Tunneling Device Using Ferromagnetic Thin Films, “ and 5,835,314, entitled “Tunnel Junction Device For Storage and Switching of Signals.” The complaint seeks judgment of infringement, an injunction, damages in an unstated amount, interest, and costs. The Company is evaluating the complaint.

Qimonda AG v, LSI Corporation, et al. — On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC set trial for June 1, 2009. The target date for completion of the investigation and, if a violation of the law is found, issuance of any remedy is February 16, 2010. The Company is evaluating the complaint.

Other Matters

The Company is involved in a number of other judicial and administrative proceedings incidental to its business, and the Company may be involved in various legal proceedings arising in the normal course of its business in the future. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position or results of operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Recently Issued Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company currently does not have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on its consolidated results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of EITF 08-7 on its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FSP FAS 142-3 on its fiscal year 2010 consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of SFAS No. 161 on the disclosures in its consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In September 2006, the FASB issued SFAS No. 157. In the first quarter of fiscal year 2009, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See “Note 4. Fair Value” for further details on its fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 152-1) and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 152-2). Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. In addition, in October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 152-3) which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. As described in Note 4, the Company has adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at January 2, 2009 and June 27, 2008, the Condensed Consolidating Statements of Operations for the three and six months ended January 2, 2009 and December 28, 2007 and the Condensed Consolidating Statements of Cash Flows for the six months ended January 2, 2009 and December 28, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$—	$1,161	$—	$1,161
Short-term investments	—	—	148	—	148
Accounts receivable, net	—	—	1,040	—	1,040
Intercompany receivable	—	—	87	(87)	—
Inventories	—	—	796	—	796
Other current assets	—	—	643	—	643

Total Current Assets	—	—	3,875	(87)	3,788
Property, equipment and leasehold improvements, net	—	—	2,510	—	2,510
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	78	—	78
Equity investment in HDD	5,103	—	—	(5,103)	—
Equity investments in Non-Guarantors	—	3,349	249	(3,598)	—
Intercompany note receivable	—	3,610	693	(4,303)	—
Other assets, net	—	12	641	—	653

Total Assets	$5,103	$6,971	$8,077	$(13,091)	$7,060

Short-term borrowings	$—	$350	$—	$—	$350
Accounts payable	—	—	1,370	—	1,370
Intercompany payable	—	—	87	(87)	—
Accrued employee compensation	—	—	156	—	156
Accrued expenses	—	20	778	—	798
Accrued income taxes	—	—	13	—	13
Current portion of long-term debt	—	300	20	—	320

Total Current Liabilities	—	670	2,424	(87)	3,007
Other non-current liabilities	—	—	363	—	363
Intercompany note payable	3,263	—	1,040	(4,303)	—
Long-term accrued income taxes	—	—	166	—	166
Long-term debt, less current portion	—	1,198	486	—	1,684
Liability for deficit of Maxtor	—	—	651	(651)	—

Total Liabilities	3,263	1,868	5,130	(5,041)	5,220

Shareholders’ Equity	1,840	5,103	2,947	(8,050)	1,840

Total Liabilities and Shareholders’ Equity	$5,103	$6,971	$8,077	$(13,091)	$7,060

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
	(In millions)
Cash and cash equivalents	$3	$—	$987	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	—	181	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	—	4,450	(181)	4,272
Property, equipment and leasehold improvements, net	—	—	2,464	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investment in HDD	7,767	—	—	(7,767)	—
Equity investments in Non-Guarantors	—	6,089	253	(6,342)	—
Intercompany note receivable	—	3,183	652	(3,835)	—
Other assets, net	—	14	907	—	921

Total Assets	$7,770	$9,286	$11,189	$(18,125)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	22	802	—	825
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	—	360	—	360

Total Current Liabilities	1	22	3,445	(181)	3,287
Other non-current liabilities	—	—	577	—	577
Intercompany note payable	3,183	—	652	(3,835)	—
Long-term debt, less current portion	—	1,497	173	—	1,670
Liability for deficit of Maxtor	—	—	636	(636)	—

Total Liabilities	3,184	1,519	5,483	(4,652)	5,534

Shareholders’ Equity	4,586	7,767	5,706	(13,473)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$9,286	$11,189	$(18,125)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,270	$—	$2,270

Cost of revenue	—	—	1,948	—	1,948
Product development	—	—	235	—	235
Marketing and administrative	—	—	142	—	142
Amortization of intangibles	—	—	14	—	14
Restructuring and other, net	—	—	78	—	78
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	—	4,707	—	4,707

Income (loss) from operations	—	—	(2,437)	—	(2,437)
Interest income	—	1	13	(9)	5
Interest expense	—	(23)	(16)	9	(30)
Equity in income (loss) of HDD	(2,792)	—	—	2,792	—
Equity in income (loss) of Non-Guarantors	—	(2,770)	(50)	2,820	—

Other, net	—	—	(14)	—	(14)

Other income (expense), net	(2,792)	(2,792)	(67)	5,612	(39)

Income (loss) before income taxes	(2,792)	(2,792)	(2,504)	5,612	(2,476)
Provision for (benefit from) income taxes	—	—	316	—	316

Net income (loss)	$(2,792)	$(2,792)	$(2,820)	$5,612	$(2,792)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$5,302	$—	$5,302

Cost of revenue	—	—	4,455	—	4,455
Product development	—	—	495	—	495
Marketing and administrative	—	—	290	—	290
Amortization of intangibles	—	—	28	—	28
Restructuring and other, net	—	—	101	—	101
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	—	7,659	—	7,659

Income (loss) from operations	—	—	(2,357)	—	(2,357)
Interest income	—	1	28	(17)	12
Interest expense	—	(46)	(31)	17	(60)
Equity in income (loss) of HDD	(2,732)	—	—	2,732	—
Equity in income (loss) of Non-Guarantors	—	(2,687)	(73)	2,760	—
Other, net	—	—	(27)	—	(27)

Other income (expense), net	(2,732)	(2,732)	(103)	5,492	(75)

Income (loss) before income taxes	(2,732)	(2,732)	(2,460)	5,492	(2,432)
Provision for (benefit from) income taxes	—	—	300	—	300

Net income (loss)	$(2,732)	$(2,732)	$(2,760)	$5,492	$(2,732)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(2,732)	$(2,732)	$(2,760)	$5,492	$(2,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	481	—	481
Stock-based compensation	—	—	53	—	53
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290
Deferred income taxes	—	—	305	—	305
Equity in (income) loss of HDD	2,732	—	—	(2,732)	—
Equity in (income) loss of Non-Guarantors	—	2,687	73	(2,760)	—
Other non-cash operating activities, net	—	2	(15)	—	(13)
Changes in operating assets and liabilities, net	(2)	—	10	—	8

Net cash provided by (used in) operating activities	(2)	(43)	437	—	392
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(494)	—	(494)
Purchase of short-term investments	—	—	(116)	—	(116)
Maturities and sales of short-term investments	—	—	120	—	120
Other investing activities, net	—	—	15	—	15

Net cash provided by (used in) investing activities	—	—	(475)	—	(475)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	350	—	—	350
Repayment of long-term debt	—	—	(15)	—	(15)
Loan from HDD to Parent	80	(80)	—	—	—
Loan from HDD to Non-Guarantor	—	(347)	347	—	—
Investment by HDD in Non-Guarantor	—	(4)	4	—	—
Distribution from Non-Guarantor to HDD	—	124	(124)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	36	—	—	—	36
Dividends to shareholders	(117)	—	—	—	(117)

Net cash provided by (used in) financing activities	(1)	43	212	—	254

Increase (decrease) in cash and cash equivalents	(3)	—	174	—	171
Cash and cash equivalents at the beginning of the period	3	—	987	—	990

Cash and cash equivalents at the end of the period	$—	$—	$1,161	$—	$1,161

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,420	$—	$3,420

Cost of revenue	—	—	2,531	—	2,531
Product development	—	—	262	—	262
Marketing and administrative	—	—	167	—	167
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	27	—	27

Total operating expenses	—	—	3,000	—	3,000

Income (loss) from operations	—	—	420	—	420
Interest income	—	—	29	(10)	19
Interest expense	—	(23)	(21)	10	(34)
Equity in income (loss) of HDD	403	—	—	(403)	—
Equity in income (loss) of Non-Guarantors	—	426	(18)	(408)	—
Other, net	—	—	18	—	18

Other income (expense), net	403	403	8	(811)	3

Income (loss) before income taxes	403	403	428	(811)	423
Provision for (benefit from) income taxes	—	—	20	—	20

Net income (loss)	$403	$403	$408	$(811)	$403

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$6,705	$—	$6,705
Cost of revenue	—	—	5,008	—	5,008
Product development	—	—	504	—	504
Marketing and administrative	1	—	318	—	319
Amortization of intangibles	—	—	27	—	27
Restructuring and other, net	—	—	32	—	32

Total operating expenses	1	—	5,889	—	5,890

Income (loss) from operations	(1)	—	816	—	815
Interest income	—	—	55	(20)	35
Interest expense	—	(47)	(39)	20	(66)
Equity in income (loss) of HDD	759	—	—	(759)	—
Equity in income (loss) of Non-Guarantors	—	806	(45)	(761)	—
Other, net	—	—	14	—	14

Other income (expense), net	759	759	(15)	(1,520)	(17)

Income (loss) before income taxes	758	759	801	(1,520)	798
Provision for (benefit from) income taxes	—	—	40	—	40

Net income (loss)	$758	$759	$761	$(1,520)	$758

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$758	$759	$761	$(1,520)	$758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	420	—	420
Stock-based compensation	—	—	58	—	58
Equity in (income) loss of HDD	(759)	—	—	759	—
Equity in (income) loss of Non-Guarantors	—	(806)	45	761	—
Other non-cash operating activities, net	—	3	—	—	3
Changes in operating assets and liabilities, net	—	(3)	242	—	239

Net cash provided by (used in) operating activities	(1)	(47)	1,526	—	1,478
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(362)	—	(362)
Purchase of short-term investments	—	—	(383)	—	(383)
Maturities and sales of short-term investments	—	—	222	—	222
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	41	—	41

Net cash provided by (used in) investing activities	—	—	(560)	—	(560)
FINANCING ACTIVITIES
Loan from HDD to Parent	484	(484)	—	—	—
Investment by HDD in Non-Guarantor	—	(2)	2	—	—
Distribution from Non-Guarantor to HDD	—	533	(533)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	132	—	—	—	132
Dividends to shareholders	(107)	—	—	—	(107)
Repurchases of common shares	(500)	—	—	—	(500)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	9	47	(529)	—	(473)

Increase (decrease) in cash and cash equivalents	8	—	437	—	445
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$12	$—	$1,421	$—	$1,433

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indenture for the 2.375% Notes and 6.8% Notes entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indenture does not contain any financial covenants and does not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at January 2, 2009 and June 27, 2008, the Condensed Consolidating Statements of Operations for the three and six months ended January 2, 2009 and December 28, 2007 and the Condensed Consolidating Statements of Cash Flows for the six months ended January 2, 2009 and December 28, 2007. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$—	$3	$1,158	$—	$1,161
Short-term investments	—	—	148	—	148
Accounts receivable, net	—	—	1,040	—	1,040
Intercompany receivable	—	87	—	(87)	—
Inventories	—	—	796	—	796
Other current assets	—	54	589	—	643

Total Current Assets	—	144	3,731	(87)	3,788
Property, equipment and leasehold improvements, net	—	3	2,507	—	2,510
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	78	—	78
Equity investments in Non-Guarantors	5,103	249	3,349	(8,701)	—
Intercompany note receivable	—	—	4,303	(4,303)	—
Other assets, net	—	351	302	—	653

Total Assets	$5,103	$747	$14,301	$(13,091)	$7,060

Short-term borrowings	$—	$—	$350	$—	$350
Accounts payable	—	—	1,370	—	1,370
Intercompany payable	—	—	87	(87)	—
Accrued employee compensation	—	—	156	—	156
Accrued expenses	—	27	771	—	798
Accrued income taxes	—	6	7	—	13
Current portion of long-term debt	—	5	315	—	320

Total Current Liabilities	—	38	3,056	(87)	3,007
Other non-current liabilities	—	53	310	—	363
Intercompany note payable	3,263	693	347	(4,303)	—
Long-term accrued income taxes	—	128	38	—	166
Long-term debt, less current portion	—	486	1,198	—	1,684
Liability for deficit of Maxtor	—	—	651	(651)	—

Total Liabilities	3,263	1,398	5,600	(5,041)	5,220

Shareholders’ Equity (Deficit)	1,840	(651)	8,701	(8,050)	1,840

Total Liabilities and Shareholders’ Equity	$5,103	$747	$14,301	$(13,091)	$7,060

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$1	$986	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	181	—	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	182	4,268	(181)	4,272
Property, equipment and leasehold improvements, net	—	4	2,460	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investments in Non-Guarantors	7,767	253	6,089	(14,109)	—
Intercompany note receivable	—	—	3,835	(3,835)	—
Other assets, net	—	298	623	—	921

Total Assets	$7,770	$737	$19,738	$(18,125)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	29	795	—	825
Accrued income taxes	—	6	4	—	10
Current portion of long-term debt	—	330	30	—	360

Total Current Liabilities	1	365	3,102	(181)	3,287
Other non-current liabilities	—	183	394	—	577
Intercompany note payable	3,183	652	—	(3,835)	—
Long-term debt, less current portion	—	173	1,497	—	1,670
Liability for deficit of Maxtor	—	—	636	(636)	—

Total Liabilities	3,184	1,373	5,629	(4,652)	5,534

Shareholders’ Equity (Deficit)	4,586	(636)	14,109	(13,473)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$737	$19,738	$(18,125)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,270	$—	$2,270

Cost of revenue	—	—	1,948	—	1,948
Product development	—	—	235	—	235
Marketing and administrative	—	(5)	147	—	142
Amortization of intangibles	—	—	14	—	14
Restructuring and other, net	—	—	78	—	78
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	(5)	4,712	—	4,707

Income (loss) from operations	—	5	(2,442)	—	(2,437)
Interest income	—	—	14	(9)	5
Interest expense	—	(15)	(24)	9	(30)
Equity in income (loss) of Maxtor	—	—	(30)	30	—
Equity in income (loss) of Non-Guarantors	(2,792)	(20)	(2,770)	5,582	—
Other, net	—	—	(14)	—	(14)

Other income (expense), net	(2,792)	(35)	(2,824)	5,612	(39)

Income (loss) before income taxes	(2,792)	(30)	(5,266)	5,612	(2,476)
Provision for (benefit from) income taxes	—	—	316	—	316

Net income (loss)	$(2,792)	$(30)	$(5,582)	$5,612	$(2,792)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$5,302	$—	$5,302

Cost of revenue	—	1	4,454	—	4,455
Product development	—	2	493	—	495
Marketing and administrative	—	(5)	295	—	290
Amortization of intangibles	—	—	28	—	28
Restructuring and other, net	—	10	91	—	101
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	8	7,651	—	7,659

Income (loss) from operations	—	(8)	(2,349)	—	(2,357)
Interest income	—	—	29	(17)	12
Interest expense	—	(30)	(47)	17	(60)
Equity in income (loss) of Maxtor	—	—	(55)	55	—
Equity in income (loss) of Non-Guarantors	(2,732)	(18)	(2,687)	5,437	—
Other, net	—	—	(27)	—	(27)

Other income (expense), net	(2,732)	(48)	(2,787)	5,492	(75)

Income (loss) before income taxes	(2,732)	(56)	(5,136)	5,492	(2,432)
Provision for (benefit from) income taxes	—	(1)	301	—	300

Net income (loss)	$(2,732)	$(55)	$(5,437)	$5,492	$(2,732)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(2,732)	$(55)	$(5,437)	$5,492	$(2,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1	480	—	481
Stock-based compensation	—	3	50	—	53
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290
Deferred income taxes	—	—	305	—	305
Equity in (income) loss of Maxtor	—	—	55	(55)	—
Equity in (income) loss of Non-Guarantors	2,732	18	2,687	(5,437)	—
Other non-cash operating activities, net	—	1	(14)	—	(13)
Changes in operating assets and liabilities, net	(2)	(14)	24	—	8

Net cash provided by (used in) operating activities	(2)	(46)	440	—	392
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(494)	—	(494)
Purchase of short-term investments	—	—	(116)	—	(116)
Maturities and sales of short-term investments	—	—	120	—	120
Other investing activities, net	—	—	15	—	15

Net cash provided by (used in) investing activities	—	—	(475)	—	(475)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	350	—	350
Repayment of long-term debt	—	—	(15)	—	(15)
Loan from Non-Guarantor to Parent	80	—	(80)	—	—
Loan from Non-Guarantor to Maxtor	—	41	(41)	—	—
Distribution from Non-Guarantor to HDD	—	—	(124)	124	—
Distribution to HDD from Non-Guarantor	—	—	124	(124)	—
Distribution from Non-Guarantor to Maxtor	—	7	(7)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	36	—	—	—	36
Dividends to shareholders	(117)	—	—	—	(117)

Net cash provided by (used in) financing activities	(1)	48	207	—	254

Increase (decrease) in cash and cash equivalents	(3)	2	172	—	171
Cash and cash equivalents at the beginning of the period	3	1	986	—	990

Cash and cash equivalents at the end of the period	$—	$3	$1,158	$—	$1,161

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$1	$3,419	$—	$3,420

Cost of revenue	—	2	2,529	—	2,531
Product development	—	2	260	—	262
Marketing and administrative	—	1	166	—	167
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	27	—	27

Total operating expenses	—	5	2,995	—	3,000

Income (loss) from operations	—	(4)	424	—	420
Interest income	—	—	29	(10)	19
Interest expense	—	(17)	(27)	10	(34)
Equity in income (loss) of Maxtor	—	—	(20)	20	—
Equity in income (loss) of Non-Guarantors	403	1	427	(831)	—
Other, net	—	—	18	—	18

Other income (expense), net	403	(16)	427	(811)	3

Income (loss) before income taxes	403	(20)	851	(811)	423
Provision for income taxes	—	—	20	—	20

Net income (loss)	$403	$(20)	$831	$(811)	$403

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$8	$6,697	$—	$6,705

Cost of revenue	—	10	4,998	—	5,008
Product development	—	5	499	—	504
Marketing and administrative	1	5	313	—	319
Amortization of intangibles	—	—	27	—	27
Restructuring and other, net	—	—	32	—	32

Total operating expenses	1	20	5,869	—	5,890

Income (loss) from operations	(1)	(12)	828	—	815
Interest income	—	—	55	(20)	35
Interest expense	—	(34)	(52)	20	(66)
Equity in income (loss) of Maxtor	—	—	(46)	46	—
Equity in income (loss) of Non-Guarantors	759	—	807	(1,566)	—
Other, net	—	—	14	—	14

Other income (expense), net	759	(34)	778	(1,520)	(17)

Income (loss) before income taxes	758	(46)	1,606	(1,520)	798
Provision for (benefit from) income taxes	—	—	40	—	40

Net income (loss)	$758	$(46)	$1,566	$(1,520)	$758

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended December 28, 2007

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$758	$(46)	$1,566	$(1,520)	$758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3	417	—	420
Stock-based compensation	—	8	50	—	58
Equity in (income) loss of Maxtor	—	—	46	(46)	—
Equity in (income) loss of Non-Guarantors	(759)	—	(807)	1,566	—
Other non-cash operating activities, net	—	7	(4)	—	3
Changes in operating assets and liabilities, net	—	(50)	289	—	239

Net cash provided by (used in) operating activities	(1)	(78)	1,557	—	1,478
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(362)	—	(362)
Purchase of short-term investments	—	—	(383)	—	(383)
Maturities and sales of short-term investments	—	—	222	—	222
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	41	—	41

Net cash provided by (used in) investing activities	—	—	(560)	—	(560)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	484	—	(484)	—	—
Loan from Non-Guarantor to Maxtor	—	66	(66)	—	—
Distribution from Non-Guarantor to HDD	—	—	(533)	533	—
Distribution to HDD from Non-Guarantor	—	—	533	(533)	—
Distribution from Non-Guarantor to Maxtor	—	10	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	132	—	—	—	132
Dividends to shareholders	(107)	—	—	—	(107)
Repurchases of common shares	(500)	—	—	—	(500)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	9	76	(558)	—	(473)

Increase (decrease) in cash and cash equivalents	8	(2)	439	—	445
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$12	$1	$1,420	$—	$1,433

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended January 2, 2009, herein referred to as “the December 2008 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, together with its subsidiaries.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter ended January 2, 2009 was 13 weeks, the quarter ended October 3, 2008 was 14 weeks, and the quarters ended June 27, 2008 and December 28, 2007 were both 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects and industry estimates for the fiscal quarter ending April 3, 2009 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include the impact of the variable demand and the aggressive pricing environment for disk drives, particularly in view of the current deterioration in business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with our restructuring plans; and the factors listed in the “Risk Factors” section of Item 1A of Part II of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 13, 2008 as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Company

We are the world’s leading provider of hard disk drives, based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives or hard drives, are devices that store digitally encoded data on rapidly rotating platters or disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities has resulted in disk drives being used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet.

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

We sell our disk drives primarily to major original equipment manufacturers (OEMs). We also sell to distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers including Hewlett-Packard, Dell, EMC, Asustek Computer and Lenovo. We also have key relationships with major distributors, who sell our disk drive products to small OEMs, dealers, system integrators and retailers throughout most of the world. Substantially all of our revenue is denominated in U.S. dollars.

The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Quarters Ended
	January 2, 2009	October 3, 2008	December 28, 2007
Revenues by Channel (%)
OEM	67%	66%	67%
Distributors	26%	27%	26%
Retailers	7%	7%	7%
Revenues by Geography (%)
North America	27%	27%	29%
Europe	27%	29%	28%
Far East	46%	44%	43%

For each of the fiscal quarters shown above, the only customers exceeding 10% of our revenue were Hewlett-Packard and Dell. We have master purchase agreements in place with Hewlett-Packard and Dell that are cancelable for convenience by either party upon written notice, and do not require either customer to purchase any minimum or other specified quantity of our products.

Industry Overview

Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

In the December 2008 quarter, the macroeconomic downturn combined with the rapid decline in demand as customers reduced their inventories to unprecedented low levels, had an adverse impact on the industry. The decline in demand resulted in a more aggressive pricing environment than is typical for a December quarter.

Disk Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. Through such combinations, disk drive manufacturers have also become increasingly vertically integrated. The current deteriorating economic environment as well as the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

Price Erosion

Our industry has been characterized by continuous price declines for disk drive products with comparable capacity, performance and feature sets (“like-for-like products”). Price declines for like-for-like products (“price erosion”) is more pronounced during periods of:

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

We believe the industry experienced sharper than historically typical price erosion in both the September and December 2008 quarters. Although our visibility as to whether these levels of price erosion will continue is limited, a number of industry participants, including Seagate, are taking significant steps to reduce overall costs. To remain competitive, we believe it will be necessary for industry participants to continue to reduce prices as well as introduce new product offerings that utilize advanced technologies ahead of the competition in order to take advantage of potentially higher initial profit margins and reduced cost structures on these new products.

Disk Drive Industry Demand Trends

The disk drive industry is sensitive to global macroeconomic conditions and is currently significantly impacted by the downturn in economic activity. In the December 2008 quarter, a sharp contraction in the disk drive customer supply chain contributed to the rapid decline in demand as customers reduced their inventory to unprecedented low levels as measured by weeks on hand. We believe the total available market for disk drives, in aggregate, declined approximately 19% sequentially and approximately 14% from the year-ago quarter. Additionally, we believe this economic downturn will continue through calendar 2009 and may even continue to negatively impact the disk drive industry in 2010. As the extent and length of the current macroeconomic environment is unknown, such uncertainty limits our visibility of industry demand.

Notwithstanding the current economic downturn, we believe, in the long term, that technological advances in storage technology and a proliferation of non-compute applications are increasingly driving the broad, global proliferation of digital content through the creation, sharing, aggregation, distribution, consumption and protection of all types of digital content. We believe that growth in digital content is being driven by increases in media-rich and user-generated content, the digitization of content previously stored in analog format and the duplication of content in multiple locations. As a result of these factors, the nature and amount of content being created will require increasingly higher storage capacity in order to store, manage, distribute, back up and use such content. Additionally, we expect the proliferation of consumer targeted digital content will create additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content. We believe such trends will result in increased demands for higher capacity disk drive products.

We also believe that long-term demand for electronic data storage in the enterprise and traditional compute markets will be positively impacted as increasing legal and regulatory requirements and changes in the nature and amount of data being stored have necessitated additional storage.

The disk drive industry has recently seen the introduction of alternative data storage technologies that directly compete with hard disk drives. Solid state disk drives (SSDs), using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices and portable external storage. While SSDs have better performance attributes in some applications compared to hard disk drives, SSDs are not currently cost competitive in most compute applications that utilize a 3.5-inch or 2.5-inch form factor hard drive. SSDs could become more competitive in the future in compute applications that require minimal storage capacity, such as netbooks, or in mission critical applications that require ultra fast, high volume transaction data processing. We believe that in the near-term, the traditional high-volume compute markets will continue to be best served by hard disk drives based on the industry’s ability to deliver reliable storage devices that are more cost effective than SSDs.

In the long term, we believe that the disk drive industry will also be impacted by the following trends:

•

Disk Drives for Mobile Compute. Notwithstanding the recent decrease in demand for disk drive products resulting from the deterioration of the macroeconomic environment, the mobile compute market is growing faster than the market for desktop computers as price and performance continue to improve. Notebook systems are increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance.

SSDs could become more competitive in the future in compute applications which require minimal storage capacity such as netbooks, which are smaller, less powerful, less expensive, forms of mobile computers, and are slowly becoming a low-cost alternative to notebooks. We estimate that netbooks will comprise as much as 10 – 15% of the mobile market for the next few years, and that 80% of these devices will have disk drives installed initially, and may trend towards SSDs.

We believe that the market for SSDs and other alternative technologies is still developing and because of the current high cost per gigabyte of these storage solutions, we do not expect these solutions to have a significant near-term impact on the overall demand for disk drives in the mobile compute market.

•

Disk Drives for Enterprise Storage. The need to address the expansion in data storage management requirements has driven the demand for new hardware storage solutions for both mission critical and business critical enterprise storage.

Mission critical enterprise storage is defined by the use of high performance, high capacity disk drives for use in applications that are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to be driven by many enterprises continuing to move network traffic to dedicated storage area networks. Many enterprises are also moving away from the use of server-attached storage to network-attached storage and are consolidating data centers, aiming to increase speed and reliability within a smaller space, reducing network complexity and increasing energy savings, which has led to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance disk drives with sophisticated software and communications technologies.

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

Business critical enterprise storage is an application in enterprise storage whereby enterprises are using higher capacity disk drives to store less frequently accessed, less time-critical, but capacity-intensive data. Business critical electronic data, which historically has been stored on tape or other backup and archival technologies, are now being stored on these high capacity disk drives because of recent decreases in cost per gigabyte. In the long term, however, we believe that this trend towards business critical systems that utilize high capacity enterprise class disk drives will, in addition to expanding the overall enterprise market, likely absorb some of the demand for disk drives used in traditional mission critical enterprise storage.

In addition to these long-term trends, the enterprise storage demand has and continues to be impacted by the current economic contraction and the related consolidation in the financial services industry which traditionally represents a significant portion of the market for enterprise disk drives.

•

Disk Drives for Branded Solutions. The proliferation of media-rich digital content creates consumer demand for storage to augment their current desktop or notebook disk drive capacities. Notwithstanding the current contraction in consumer spending, we believe consumers are increasingly using external branded storage solutions to backup and secure data in case of disaster or system failure.

•

Disk Drives for Desktop Computing. The current economic downturn coupled with the continuing shift towards notebook computing has contributed to the substantial decline in demand for disk drives for desktop computing. We believe the contraction of the demand for disk drives for desktop computing will continue as consumers increasingly choose notebooks for their computing needs.

•

Disk Drives for Consumer Electronics. Disk drives in the consumer electronics (CE) markets are primarily used in gaming and high-capacity solutions, such as DVRs. These applications require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which is used in lower capacity CE applications. Notwithstanding the current contraction in consumer spending, we believe the demand for disk drives in CE will be driven in the long term by the increased amounts of high definition content that require larger amounts of storage capacity.

Product Life Cycles and Changing Technology

Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated the need to quickly achieve product cost effectiveness. Changing technology also necessitates the need for on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

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

The December 2008 quarter was a departure from the historical seasonal trend. The deterioration of the macroeconomic business environment contributed to a decline in industry demand during the December 2008 quarter, increasing volatility in all markets. While current uncertainty in global economic conditions makes it particularly difficult to predict disk drive demand, we believe demand in the March 2009 quarter will be seasonally lower compared to the December 2008 quarter.

Suppliers of Components and Capital Equipment

Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. As a result, vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. While we believe that there is more than adequate supply to meet currently identified industry demand, further consolidation, which may be accelerated by the current economic downturn, could limit the supply of components from independent suppliers in the long term. Drive manufacturers have substantially reduced their capital spending plans due to the downturn in demand. As a result, capital equipment manufacturers may be increasingly financially constrained and, therefore, may be less able to supply equipment when needed.

Industry Supply Balance

Historically, the industry has from time to time experienced periods of imbalances between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally more benign. During the December 2008 quarter, price erosion was more pronounced as the industry anticipated higher demand that did not materialize.

During the December 2008 quarter, the industry experienced a sharp contraction in the disk drive customer supply chain, which contributed to a rapid decline in demand as customers reduced their inventory to unprecedented low levels. This response to the softening demand within the December 2008 quarter is evidence that companies are taking steps to align their business with the lower demand stemming from the deteriorating macroeconomic business environment. As of the end of the December 2008 quarter, we believe the level of distribution inventory for desktop products, at less than four weeks, was lower than historical levels. As a result of the foregoing and in light of current levels of demand, we believe the disk drive industry entered the March 2009 quarter with excess capacity.

Seagate Overview

We are the world’s leading provider of hard disk drives, based on revenue. Our products address the enterprise, desktop, mobile computing, CE and branded solutions storage markets. The Seagate 3.5-inch and 2.5-inch disk drive units used in our branded storage products are reported in the desktop and mobile market information, respectively. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. We believe that control of these key technologies, combined with our platform design and manufacturing, is necessary to achieve product performance, time-to-market leadership and manufacturing flexibility, which will allow us to respond to customers and market opportunities. However, in a period of reduced demand, this strategy may result in a higher fixed cost per unit produced than our less-integrated competitors.

Operating Performance

In the December 2008 quarter, the macroeconomic downturn, which contributed to the rapid decline in demand as customers reduced their inventories to unprecedented low levels, had a significant impact on our operating performance. The decline in demand resulted in a more aggressive pricing environment than is typical for a December quarter.

•

Revenue—Revenue for the December 2008 quarter decreased approximately 25% from the immediately preceding quarter, primarily due to a 19% contraction of the total available market. This led to a 23% decrease in the number of disk drives shipped. Our unit demand was also negatively impacted by a modest decline in our market share. Price erosion was partially offset by a favorable product mix, as higher priced enterprise drives comprised a greater percentage of the units shipped.

Revenue for the December 2008 quarter decreased approximately 34% from the year-ago quarter, primarily due to the contraction of the total available market. This led to a 26% decrease in the number of disk drives shipped. Price declines in the December quarter were the most severe in the past 5 years, and were most prevalent in our 3.5-inch and 2.5-inch ATA products. Additionally, our revenue was negatively impacted by the continued transition of demand from 3.5-inch to 2.5-inch ATA products where we have meaningfully less market share. We believe this continued transition also contributed to our modest overall market share loss in the quarter. A favorable mix of products shipped within each market offset some of the revenue decline.

Revenue for the first half of fiscal year 2009 decreased approximately 21% from the year-ago period, primarily due to a 12% decrease in the number of disk drives shipped, and near double-digit price erosion during each of the first two quarters of fiscal year 2009.

Our average sales price per unit (ASP) for our disk drive products was $60 for the December 2008 quarter, down from $62 and $68 in the immediately preceding and year-ago quarters respectively. Sequential and year-on-year price erosion was primarily driven by the sharp decline in unit demand. This decrease was partially offset by a favorable mix of products compared to the immediately preceding quarter as higher-priced enterprise drives comprised a greater percentage of the units shipped.

•

Enterprise—We believe we maintained our market leadership position in the enterprise market, shipping 4.3 million units, a decrease of 17% from both the immediately preceding and year-ago quarters. The decrease in the number of units shipped from both the immediately preceding and year-ago quarters was primarily attributable to lower market demand for mission critical enterprise disk drives. The decrease in unit demand and price erosion we experienced in these periods was partially offset by an improved product mix.

•

Mobile—In the December 2008 quarter, we shipped 7.6 million units, a decrease of 22% from the immediately preceding quarter driven primarily by lower market demand and loss of market share. We believe the share loss is attributable to time-to-market delays in prior quarters, which made us vulnerable to customers’ decisions to cut demand from the last supplier qualified as their overall demand dropped.

Unit shipments increased 19% from the year-ago quarter. The increase in unit shipments from the year-ago quarter was driven by what we believe to be a continuing trend of notebook computers increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance.

•

Desktop—In the December 2008 quarter, we shipped 21 million units, a decrease of 26% and 30% from the immediately preceding quarter and from the year-ago quarter, respectively. These decreases were primarily driven by lower consumer and enterprise spending as a result of the macroeconomic downturn and the continued shift in demand from desktop to notebook computers. The desktop market also experienced double-digit price erosion for each of the first two quarters of fiscal year 2009. In the global distribution channel, we exited the December 2008 quarter with distribution channel inventory for desktop products at an unusually low level of approximately three weeks.

•

Consumer—In the December 2008 quarter, we shipped a total of 3.9 million units, a decrease of 19% and 52% from the immediately preceding and year-ago quarters, respectively. Reduced consumer spending resulting from the macroeconomic downturn contributed to these decreases. In addition, our decision not to participate in the economically unattractive portions of the gaming market was a primary contributor of the decline in units shipped compared to the year-ago quarter.

Other factors affecting results of operations—In the December 2008 quarter, we determined that the negative impact of the current macroeconomic environment and the resulting decline in the demand for our products represented an adverse change in our business climate. These circumstances required us to undertake an evaluation of our goodwill and certain long-lived assets for impairment. As a result of this evaluation, non-cash impairment charges of $2.3 billion related to goodwill and long-lived assets were recorded in the December 2008 quarter.

A charge of $271 million, which reflects an unfavorable adjustment to the valuation allowance related to our deferred tax assets, was recorded as part of our tax provision in the December 2008 quarter.

For the quarter and the first half of fiscal year 2009, our results of operations were also affected by restructuring charges of approximately $94 million and $145 million, respectively. Included in the restructuring charges was accelerated depreciation relating to the closure of our Milpitas and Pittsburgh facilities amounting to $16 million and $44 million for the quarter and the first half of fiscal year 2009, respectively. The remaining restructuring charges of $78 million for the quarter and $101 million for the first half of fiscal year 2009 were comprised of severance and other exit costs.

Seasonality

Historically, we have exhibited seasonally higher unit demand during the first half of each fiscal year, however, the December 2008 quarter was a departure from the historical seasonal trend. The deterioration of the macroeconomic environment contributed to a decline in demand during the December 2008 quarter, increasing volatility in all markets, and impacting forecast visibility. While current uncertainty in global economic conditions make it particularly difficult to predict disk drive demand, we believe demand in the March 2009 quarter will be seasonally lower compared to the December 2008 quarter.

Recording Heads and Media

We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. As a result of the macroeconomic downturn, our manufacturing operations have experienced a sharp reduction in utilization levels, with a resulting increase in our unit costs for recording heads and media.

The extent of our use of externally sourced recording heads, media and aluminum substrates varies based on product mix, technology and our internal capacity levels. We purchase from third parties all of our glass substrates, which are used to manufacture our disk drives for mobile and small form factor CE products.

In the September 2008 quarter, we completed the closure of our recording media manufacturing facility in Milpitas, California and our substrate manufacturing facility in Limavady, Northern Ireland, as part of our ongoing focus on cost efficiencies in all areas of our business.

Suppliers of Components and Capital Equipment

Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers from whom we purchase components. Consolidation among our suppliers, which may be accelerated by the current economic downturn, could further limit our sources of components from independent suppliers in the future. We and other disk drive manufacturers have substantially reduced our capital spending plans due to the downturn in demand. As a result, our capital equipment suppliers may be increasingly financially constrained and, therefore, may be less able to supply us equipment when needed.

Research and Development

In September 2008, as part of our restructuring efforts, we announced the proposed closure of our research facility in Pittsburgh, Pennsylvania. The research effort currently underway in Pittsburgh will be moved into existing facilities, primarily in Minnesota and California. We currently plan to cease operations at our Pittsburgh facility during our fourth quarter of fiscal year 2009. We believe these restructuring efforts will not adversely impact our ability to deliver time-to-market products.

Capital Investments

In the December 2008 quarter, we made $214 million in capital investments. Capital investments will be reduced for the remainder of fiscal year 2009 as we believe our current capacity is adequate to support expected volume requirements for at least the next several quarters. Consequently, we expect capital investment in fiscal year 2009 to be approximately $650 million, a reduction of approximately $350 million from our capital outlook at the beginning of fiscal year 2009 and $100 million reduced from the capital outlook we provided last quarter. The capital investments for the remainder of the fiscal year 2009 will be primarily for technology advancements. Based on industry conditions, we expect capital investment in fiscal year 2010 to be below $500 million.

Restructuring and Other Cost Reduction Efforts

On January 11, 2009, we announced restructuring efforts intended to realign our cost structure with the current macroeconomic business environment. These efforts included reducing worldwide headcount by approximately 6%, or 3,000 employees, which is inclusive of an over 10% reduction in the U.S. workforce. We expect these efforts to result in total pre-tax restructuring charges of approximately $90 million, and to be largely completed by the end of the March 2009 quarter. The savings generated from these restructuring activities are expected to amount to approximately $130 million annually.

In connection with our overall cost reduction strategy, we have implemented salary reductions for most of our worldwide professional workforce. These salary reductions will begin to become effective in February 2009. The estimated savings generated from these salary reductions are expected to amount to approximately $80 million annually.

We will continue to evaluate and determine what further actions are necessary to properly align our cost structure with the current business environment.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
	(in millions)		(in millions)
Revenue	$2,270	$3,420	$5,302	$6,705
Cost of revenue	1,948	2,531	4,455	5,008

Gross margin	322	889	847	1,697

Product development	235	262	495	504
Marketing and administrative	142	167	290	319
Amortization of intangibles	14	13	28	27
Impairment of goodwill and long-lived assets	2,290	—	2,290	—
Restructuring and other, net	78	27	101	32

Income (loss) from operations	(2,437)	420	(2,357)	815
Other income (expense), net	(39)	3	(75)	(17)

Income (loss) before income taxes	(2,476)	423	(2,432)	798
Provision for (benefit from) income taxes	316	20	300	40

Net income (loss)	$(2,792)	$403	$(2,732)	$758

	For the Three Months Ended		For the Six Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	86	74	84	75

Gross margin	14	26	16	25

Product development	10	8	9	8
Marketing and administrative	6	5	5	5
Amortization of intangibles	1	—	1	—
Impairment of goodwill and long-lived assets	101	—	43	—
Restructuring and other, net	3	1	2	—

Income (loss) from operations	(107)	12	(44)	12
Other income (expense), net	(2)	—	(2)	—

Income (loss) before income taxes	(109)	12	(46)	12
Provision for (benefit from) income taxes	14	—	(6)	1

Net income (loss)	(123)%	12%	(52)%	11%

Revenue

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Revenue	$2,270	$3,033	$3,420	$5,302	$6,705

Revenue for the December 2008 quarter decreased approximately 25% from the immediately preceding quarter, primarily due to a 19% contraction of the total available market, which led to a 23% decrease in the number of disk drives shipped. Our unit demand was also negatively impacted by a modest decline in our market share. Price erosion was partially offset by a favorable product mix, as higher priced enterprise drives comprised a greater percentage of the units shipped.

Revenue for the December 2008 quarter decreased approximately 34% from the year-ago quarter, primarily due to the contraction of the total available market, which led to a 26% decrease in the number of disk drives shipped. Price declines in the December quarter were the most severe in the past 5 years, and were most prevalent in our 3.5-inch and 2.5-inch ATA products. Additionally, our revenue was negatively impacted by the continued transition of demand from 3.5-inch to 2.5-inch ATA products where we have meaningfully less market share. We believe this continued transition also contributed to our modest overall market share loss in the quarter. A favorable mix of products shipped within each market offset some of the revenue decline.

Revenue for the first half of fiscal year 2009 decreased approximately 21% from the year-ago period, primarily due to a 12% decrease in the number of disk drives shipped, and near double-digit price erosion during each of the first two quarters of fiscal year 2009.

Our average sales price per unit (ASP) for our disk drive products was $60 for the December 2008 quarter, down from $62 and $68 in the immediately preceding and year-ago quarters respectively. Sequential and year-on-year price erosion was primarily driven by the sharp decline in unit demand. This decrease was partially offset by a favorable mix of products compared to the immediately preceding quarter as higher-priced enterprise drives comprised a greater percentage of the units shipped.

Unit shipments for our products in the quarter ended January 2, 2009 were as follows:

•	Enterprise—4.3 million, down from 5.2 million and 5.3 million units in the immediately preceding and year-ago quarters, respectively.

•	Mobile—7.6 million, down from 9.8 million and up from 6.4 million units in the immediately preceding and year-ago quarters, respectively.

•	Desktop—21.0 million, down from 28.2 million and 29.9 million units in the immediately preceding and year-ago quarters, respectively.

•	Consumer—3.9 million, down from 4.8 million and 8.1 million units in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 15% of our gross revenue for the December 2008 quarter as compared to 12% and 8% in the immediately preceding and year-ago quarters, respectively. The increase in sales programs during the December 2008 quarter was due to the current competitive pricing environment.

Cost of Revenue

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Cost of revenue	$1,948	$2,508	$2,531	$4,455	$5,008
Gross margin	$322	$525	$889	$847	$1,697
Gross margin percentage	14%	17%	26%	16%	25%

Cost of revenue for the December 2008 quarter decreased approximately 22% and 23% from the immediately preceding and year-ago quarters, respectively, due to a lower number of units shipped.

Gross margin as a percentage of revenue for the December quarter compressed in excess of 300 basis points compared with the immediately preceding quarter, reflecting a more competitive pricing environment and lower unit demand, which led to lower levels of fixed cost absorption. A higher cost structure related to older products also adversely impacted gross margin.

Gross margin as a percentage of revenue decreased from the year-ago quarter primarily due to price erosion, lower capacity utilization as we reduced build schedules significantly, and a higher cost structure on certain older products as we continue to transition to newer more cost efficient product platforms.

Cost of revenue for the first half of fiscal year 2009 decreased approximately 11% from the year-ago period due to a lower number of units shipped. Gross margin as a percentage of revenue decreased from the year-ago period primarily due to price erosion and lower capacity utilization.

Product Development Expense

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Product development	$235	$260	$262	$495	$504

Product development expense for the December 2008 quarter decreased approximately 10% from the immediately preceding quarter primarily due to a $13 million research grant and a decrease in payroll expense of approximately $14 million related to a 14-week September 2008 quarter and a company-wide furlough in the December 2008 quarter.

Product development expense for the December 2008 quarter decreased approximately 10% from the year-ago quarter primarily due to a $23 million decrease in variable performance-based compensation, $13 million due to a decline in the deferred compensation plan liabilities and a $13 million research grant. These decreases were partially offset by payroll expense related to annual wage increases and $14 million accelerated depreciation expense related to the closure of our Pittsburgh facility.

Product development expense for the first half of fiscal year 2009 remained relatively flat when compared to the corresponding year-ago period. Variable performance-based compensation decreased $50 million, other employee benefits decreased by $22 million due to a decline in the deferred compensation plan liabilities, and we received a $13 million research grant in the first half of fiscal year 2009 as opposed to a $5 million grant received in the corresponding year-ago period. These were substantially offset by increased payroll expense of approximately $36 million resulting from annual wage increases and a 14-week September 2008 quarter, an increase of approximately $14 million accelerated depreciation expense related to the closure of our Pittsburgh facility, and $20 million of incremental material and other program expenses related to increased product development activity.

Marketing and Administrative Expense

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Marketing and administrative	$142	$148	$167	$290	$319

Marketing and administrative expense for the December 2008 quarter decreased approximately 4% from the immediately preceding quarter driven primarily by $18 million of reduced discretionary spending, a 14-week September 2008 quarter and a company-wide furlough in the December 2008 quarter. This was mostly offset by an increase of $10 million additional litigation expense and $7 million additional advertising in the December 2008 quarter.

Marketing and administrative expense for the December 2008 quarter decreased approximately 15% from the year-ago quarter, primarily due to decreases of $15 million in variable performance-based compensation, $9 million due to a decline in the deferred compensation plan liabilities, and $17 million of reduced discretionary spending in the December 2008 quarter. These were partially offset by increases of $8 million for advertising and $6 million in litigation expenses.

Marketing and administrative expense for the first half of fiscal year 2009 decreased by approximately 9% from the corresponding year-ago period. This was primarily due to decreases of $29 million in variable performance-based compensation and $16 million due to a decline in the deferred compensation plan liabilities. This was partially offset by $11 million additional legal expense due to increased litigation activity.

Amortization of Intangibles

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Amortization of intangibles	$14	$14	$13	$28	$27

Amortization of intangibles for the December 2008 quarter and the first half of fiscal year 2009 was flat when compared with the immediately preceding, year-ago quarter and first half of fiscal year 2008.

Impairment of Goodwill and Long-Lived Assets

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Impairment of goodwill and long-lived assets	$2,290	$—	$—	$2,290	$—

During the December 2008 quarter, we determined that a significant adverse change to our business climate had occurred, which required that we evaluate the carrying value of our goodwill and long-lived assets, principally intangible assets and property, equipment and leasehold improvements, for impairment. We made this determination as evidence of a sustained and sharp deterioration in the general business environment, and specifically, all of our major markets, was building rapidly through the quarter. Several of our customers and other technology companies in the supply chain of our customers, as well as our competitors, reduced their financial outlook and/or otherwise disclosed that they were experiencing very challenging market conditions with little visibility of a rebound.

In addition, prior to the start of the December quarter, the Total Available Market (TAM) was estimated to be approximately 156 million. At about eight weeks into the quarter, the outlook for the TAM had decreased to be approximately 135 million units. After the close of the quarter, preliminary industry data indicated actual shipments for the December quarter were approximately 123 million units. In response to these adverse business indicators and the rapidly declining revenue trends experienced during our fiscal second quarter, we reduced our near-term and long-term financial projections. Consequently, we performed an analysis of goodwill for impairment, and of the recoverability and impairment of long-lived assets, in accordance with the guidance in Financial Accounting Standards Board (FASB) Statement (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), respectively. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets. See Critical Accounting Policies herein for further details.

Restructuring, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Restructuring and other, net	$78	$23	$27	$101	$32

The $78 million of restructuring charges recorded during the December 2008 quarter was primarily related to the workforce reduction announced in January 2009, as part of our overall efforts to realign our cost structure with the current macroeconomic business environment. The remaining $23 million recorded during the six months ended January 2, 2009 was primarily due to a $10 million adjustment related to revised sub-lease expectations for our Maxtor facilities closures and an additional $13 million related to other on-going restructuring activities.

Net Other Income (Expense)

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Other income (expense), net	$(39)	$(36)	$3	$(75)	$(17)

The change in Net other expense from the immediately preceding quarter was primarily due to a $7 million gain on the sale of an equity investment during the September 2008 quarter and a $2 million decrease in interest income primarily driven by lower yields on cash, cash equivalents and short-term investments. Net other expense was partially offset by $5 million foreign currency remeasurement gain due to the impact of favorable exchange rates on our foreign-denominated liabilities.

The change in Net other income from the year-ago quarter was primarily due to a gain of $15 million on the sale of fixed assets recognized in the year-ago quarter, a $14 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments and a $25 million decline in the value of deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses. These increases in Net other expense were partially offset by a $7 million favorable change in foreign exchange remeasurement gain due to the impact of favorable exchange rates on our foreign-denominated liabilities.

The change in Net other expense from the year-ago six-months period was primarily due to a gain of $15 million on the sale of fixed assets recognized in the year-ago period, a $23 million decrease in interest income due primarily to lower yields on cash, cash equivalents and short-term investments, and a $44 million decline in the value of deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses. These increases in Net other expense were partially offset by a $10 million favorable change foreign currency remeasurement gain due to the impact of favorable exchange rates on our foreign-denominated liabilities and a decrease of $6 million in interest expense.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2009	October 3, 2008	December 28, 2007	January 2, 2009	December 28, 2007
Provision for (benefit from) income taxes	$316	$(16)	$20	$300	$40

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

Our income tax provision for the three and six months ended January 2, 2009 includes a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in our forecasted U.S. taxable income. The goodwill impairment charges recorded in the three and six months ended January 2, 2009 result in no tax benefits. The three months ending January 2, 2009 also includes approximately $34 million of tax expense that otherwise would have been recorded in subsequent quarters of fiscal 2009 absent a required change in the method for computing our annual effective tax rate. As of the close of the period ending January 2, 2009, we are forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses cannot be recognized. However, we recorded income tax expense related to operations in certain of these loss jurisdictions. Pursuant to the accounting guidance provided in FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (FIN 18), paragraph 22a, we were required to exclude these loss jurisdictions from our normal overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

Our income tax provision recorded for the three and six months ended January 2, 2009 differs from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income (loss) before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (iv) tax expense related to intercompany transactions, and (v) the effect of applying the provisions of FIN 18 as described above. Our provision for income taxes recorded for the three and six months ended December 28, 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets, and (iii) tax expense related to intercompany transactions.

Based on our foreign ownership structure, and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

During the three and six months ending January 2, 2009, there were three major U.S. tax law changes taken into account by us in computing our tax provision for the period. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. We have concluded that we qualify for and will elect to accelerate approximately $9 million of R&D credit carryovers to fiscal years 2008 and 2009 of which approximately $8 million of tax benefit was recognized in the three months ending October 3, 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on our tax provision for the period due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits. The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, our fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We concluded that the California legislative change resulted in no net increase in our income tax expense in the period.

As of January 2, 2009 we have recorded net deferred tax assets of $592 million. The realization of $546 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized.

During the three months ending January 2, 2009, our unrecognized tax benefits excluding interest and penalties decreased by approximately $6 million to $353 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $18 million, (ii) increases in current year unrecognized tax benefits of $15 million, and (iii) reductions from other activity, primarily foreign exchange gains, of $3 million. Approximately $18 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

During the six months ending January 2, 2009, our unrecognized tax benefits excluding interest and penalties decreased by approximately $21 million to $353 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) increases in current year unrecognized tax benefits of $16 million, and (iv) reductions from other activity, primarily foreign exchange gains, of $8 million. Approximately $21 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 and $147 million as of June 27, 2008 and January 2, 2009, respectively, subject to certain future valuation allowance reversals.

During the 12 months beginning January 3, 2009, we expect to reduce our unrecognized tax benefits by approximately $7 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

We file U.S. federal, U.S. state, and foreign tax returns. The Internal Revenue Service (IRS) is currently examining fiscal years 2005 through 2007. For state and foreign tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2001. The statute of limitation for U.S. Federal returns is open for fiscal years 2005 and forward.

Liquidity and Capital Resources

The following is a discussion of our principal liquidity requirements and capital resources.

We had approximately $1.2 billion in cash and cash equivalents at January 2, 2009 representing a $171 million increase from the $990 million held at June 27, 2008. This increase in cash and cash equivalents was primarily due to cash provided by operating activities, borrowings of $350 million under our existing $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), partially offset by capital expenditures and dividends paid to shareholders. In addition to the $1.2 billion in cash and cash equivalents, we had approximately $148 million in short-term investments as of January 2, 2009 compared with $151 million held on June 27, 2008.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely.

We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of January 2, 2009.

The following table summarizes the statements of cash flows for the periods indicated:

	For the Six Months Ended
(Dollars in millions)	January 2, 2009	December 28, 2007
Net cash provided by (used in):
Operating Activities	$392	$1,478
Investing Activities	$(475)	$(560)
Financing Activities	$254	$(473)
Net increase in cash and cash equivalents	$171	$445

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended January 2, 2009 was approximately $392 million and included the effects of:

•

net loss adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of goodwill and other long-lived assets (see Note 7, Item 1 of Notes to Condensed Consolidated Financial Statements (unaudited), and an unfavorable adjustment to the valuation allowance related to our deferred tax assets (see Note 5, Item 1 of Notes to Condensed Consolidated Financial Statements (unaudited));

•

a decrease of $77 million in vendor non-trade receivables, primarily as a result of a decrease in the volume of outsourced manufacturing of certain sub-assemblies due to reduced production levels (see Note 2, Item 1 of Notes to Condensed Consolidated Financial Statements (unaudited));

•	a decrease of $368 million in accounts receivable due to lower sales, particularly towards the end of the quarter;

•	a decrease of $149 million in inventories due to reduced production levels;

•	a decrease of $282 million in accounts payable, primarily as a result of decreased direct materials purchases; and

•	a decrease of $284 million in accrued employee compensation, primarily as a result of the payment of variable performance-based compensation in our first fiscal quarter of 2009.

Cash Used in Investing Activities

During the six months ended January 2, 2009, we used $475 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $494 million, partially offset by $11 million of proceeds from the sale of investment in equity securities. The investments in property, equipment and leasehold improvements primarily comprised of:

•	$77 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

•	$120 million for upgrading and expansion of our recording media operations in Malaysia and Singapore;

•	$212 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$45 million for facilities and equipment for alternative technologies in the United States; and

•	$40 million for research and development, information technology infrastructure and other facilities and equipment costs.

Investments for additional capacity will be reduced for the remainder of fiscal year 2009 as we believe our current capacity supports expected volume requirements for at least the next several quarters. Consequently, we expect capital investments in fiscal year 2009 to be approximately $650 million, a reduction of approximately $350 million from our capital outlook at the beginning of fiscal year 2009, and $100 million reduced from the capital outlook we provided last quarter. The capital investments for the remainder of fiscal year 2009 will be primarily for technology advancements. Based on current industry conditions, we expect capital investments in fiscal year 2010 to be below $500 million.

Cash Used in Financing Activities

Net cash provided by financing activities of $254 million for the six months ended January 2, 2009 was primarily attributable to proceeds received from short-term borrowings of $350 million and $36 million in cash from employee stock option exercises and employee stock purchases partially offset by the payment of approximately $117 million in dividends to our shareholders and debt repayment of long-term debt of $15 million.

Liquidity Sources, Cash Requirements and Commitments

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. Based on our current business outlook, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

Our primary sources of liquidity as of January 2, 2009, consisted of: (1) approximately $1.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility of which approximately $107 million remains undrawn.

Our $500 million Revolving Credit Facility that matures in September 2011 is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $100 million. During the quarter ended January 2, 2009, we drew down $350 million under the Revolving Credit Facility in order to improve our financial flexibility as we continue to execute our business plans, including our restructuring efforts. In addition, we had $43 million of the $500 million Revolving Credit Facility utilized for outstanding letters of credit and bankers’ guarantees as of January 2, 2009, leaving $107 million undrawn, subject to compliance with financial covenants and other customary conditions to borrowing. The $350 million is due on June 10, 2009, but we have the option to redraw the borrowing as long as we are compliant with the covenants in the Revolving Credit Facility.

The credit agreement that governs our Revolving Credit Facility contains covenants that we must satisfy in order to remain in compliance with the agreement. If we are unable to remain in compliance with these covenants, we may be required to repay all of our then outstanding borrowings under the Revolving Credit Facility (currently $350 million) and in addition collateralize outstanding letters of credit (currently approximately $43 million) with cash deposits or other collateral. In that event, we believe we will be able to use our existing cash balances to repay the amounts outstanding and collateralize the outstanding letters of credit under the Revolving Credit Facility.

The revolving credit agreement contains three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of January 2, 2009, we are in compliance with all of these covenants. If business conditions do not improve, once our covenant compliance calculations include our June 2009 quarter results, we anticipate that we will need to re-negotiate our current Revolving Credit Facility, obtain waivers and/or raise additional funds in order to remain in compliance if, at that time, there are then outstanding borrowings or letters of credit.

In addition, we require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. Our $300 million Floating Rate Senior Notes are due October 1, 2009 and, as such, are included in the Current portion of long-term debt on our Condensed Consolidated Balance Sheet as of January 2, 2009. We are considering various financing options to manage the retirement and replacement of existing debt and associated obligations. Our ability to raise new financing and to comply with the terms of our current debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Our existing debt as well as our corporate rating was recently downgraded and this may impact our ability and cost of raising capital. As a result of these factors, we cannot assure that we will be able to obtain alternative financing on terms acceptable to us and our financial condition may be negatively impacted.

In addition, since the second half of fiscal year 2002 and through the December 2008 quarter, we have paid dividends to our shareholders. On November 21, 2008, we paid dividends aggregating approximately $58 million, or $0.12 per share, to our common shareholders of record as of November 7, 2008. On January 21, 2009, we declared a quarterly dividend of $0.03 per share that will be paid on or before February 20, 2009 to our common shareholders of record as of February 6, 2009. The dividend was reduced to conserve cash and enhance our balance sheet as we navigate through the current economic downturn. In deciding whether or not to declare quarterly dividends, our directors will take into account such factors as general business conditions within the disk drive industry, our financial results, our capital requirements, contractual and legal restrictions on the payment of dividends by our subsidiaries to us or by us to our shareholders, the impact of paying dividends on our credit ratings and such other factors as our board of directors may deem relevant.

For our taxable year ended June 27, 2008, distributions on our common shares to U.S. shareholders during this period were considered to constitute dividend income for U.S. federal income tax purposes. Distributions to U.S. shareholders in fiscal year 2009 are anticipated to constitute dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

With respect to the closure of our Limavady, Milpitas and Pittsburgh facilities, as well as our recently announced workforce reductions, we expect to pay cash restructuring charges aggregating approximately $120 million in the next 12 months, with the majority expected to be paid out in the March 2009 quarter. Of these cash restructuring charges we expect approximately $90 million in severance costs and approximately $30 million in other exit costs, primarily comprised of grant repayments and contract cancellations.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of January 2, 2009 have been summarized in the table below:

		Fiscal Year(s)
	Total	2009	2010- 2011	2012- 2013	Thereafter
	(in millions)
Contractual Cash Obligations:
Debt(1)	$2,372	$370	$446	$956	$600
Interest payments on debt	511	64	190	114	143
Capital expenditures	89	30	59	—	—
Operating leases(2)	274	22	83	59	110
Purchase obligations(3)	3,515	1,979	1,536	—	—

Subtotal	6,761	2,465	2,314	1,129	853
Commitments:
Letters of credit or bank guarantees	54	46	8	—	—

Total	$6,815	$2,511	$2,322	$1,129	$853

(1)	Included in debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter and continuing into the December 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of each quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on our Condensed Consolidated Balance Sheet at January 2, 2009. Includes short-term borrowings of $350 million due June 10, 2009.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of January 2, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $166 million, none of which is expected to be paid within 12 months. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of January 2, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Since our fiscal year ended June 27, 2008, there have been no significant changes in our critical accounting policies and estimates. Please refer to the Critical Accounting Policies in Item 7. “Management’s Discussion and Analysis” contained in Part II, of our Annual Report on Form 10-K for the fiscal year ended June 27, 2008, as filed with the SEC on August 13, 2008, for a discussion of our critical accounting policies and estimates. As we incurred impairment charges relating to goodwill and long-lived assets, and charges related to deferred tax assets in the three months ended January 2, 2009, the disclosures below provide additional detail related to the policies applicable to the review and determination of the impairment of goodwill and other long-lived assets, and of deferred tax assets.

Impairment of Goodwill, and Other Long-lived Assets — We account for goodwill in accordance with SFAS No. 142. As required by SFAS No. 142, we test goodwill of our reporting units annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable, in accordance with SFAS No. 144.

Testing goodwill for impairment requires a two-step approach under SFAS No. 142. In determining the fair value of our reporting units in step one of its SFAS No. 142 impairment analysis, we use one or both of these commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and 2) the market approach, which estimates fair value based on appropriate valuation multiples of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. The estimated control premium is based on reviewing observable transactions involving controlling interests in comparable companies. The discount rate that we use in the income approach of valuation represents the weighted average cost of capital that we believe is reflective of the relevant risk associated with the projected cash flows. We may use a weighted average of the fair values determined separately using the income and market approaches if we determine that this will provide a more appropriate estimated fair value of the reporting units.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units determined in step one (as described above) to the enterprise market capitalization to derive the implied control premium. We compare the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the fair values of the reporting units estimated in step one are reasonable.

In accordance with the guidance in SFAS No. 142, we have determined that we have two reporting units to which goodwill is assignable: the Hard Disk Drive reporting unit and the Services reporting unit. Each of these reporting units constitutes a business and is the lowest level for which discrete financial information is available and is regularly reviewed by management. The acquired businesses underlying our goodwill are specific to either the Hard Disk Drive or the Services reporting units and the goodwill amounts are assigned as such. The Services reporting unit represents approximately 1% of our revenues and total assets.

If step one of the SFAS No. 142 analysis demonstrates that the fair value of either reporting unit is below the carrying value, we will proceed to step two of SFAS No. 142. If step two is necessary, we will estimate the fair values of all identifiable assets and liabilities of the reporting unit using the income, market or replacement cost approaches as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

In accordance with SFAS No. 144, we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value s of those assets of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the same approaches indicated above for SFAS No. 142 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

The process of evaluating the potential impairment of goodwill or long-lived assets is subjective and requires us to make significant judgments at many points during the analysis. In estimating the fair value of the reporting units for the goodwill impairment analysis, we make estimates and judgments about the future cash flows of a reporting unit from a market participant perspective. During a period of reduced market visibility and increased uncertainty such as the current environment, the difficulty of estimating future cash flows is increased. This also applies to the estimation of cash flows expected to be generated from an asset or asset group tested for recoverability under SFAS No. 144. We exercise significant judgment in determining, among other things: the appropriate discount rate to be used in discounting the projected cash flows and terminal value in the income approach of valuation, the appropriate comparables for arriving at valuation multiples and the appropriate control premiums to apply in the market approach of valuation, remaining economic lives of certain assets, or obsolescence adjustments in applying the replacement cost approach.

In performing the reconciliation of aggregate fair values of reporting units to our enterprise market capitalization, we exercise judgment in determining whether a single stock price at the valuation date or an average of the stock prices over a reasonable range of dates around the valuation date is appropriate. Given the recent volatility in the capital markets, we decided that for the January 2 interim review, it was appropriate to use the average market capitalization over a range of 15 days extending before and after the valuation date.

Income Taxes – The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, we evaluate the need for a valuation allowance on our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change. As a result of adverse changes in the outlook for our future U.S. taxable income, we completed a reassessment of our valuation allowance against U.S. deferred tax assets. As a result, in the December 2008 quarter, we increased the valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

See Note 12, Item 1 of Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates and foreign currency exchange rates. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt. At January 2, 2009, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have exposure to counterparty credit downgrades as well as changes to our own credit rating. We have credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. The investment portfolio is diversified and structured to minimize credit risk. Additionally, we monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. As of January 2, 2009, our total net mark-to-market exposure related to our foreign currency forward exchange contracts was $15 million. Changes in our corporate issuer credit ratings have minimal impact on our financial results.

As of January 2, 2009, we held auction rate securities with a par value of approximately $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of January 2, 2009, the estimated fair value of these auction rate securities was $27 million. We believe that the impairments totaling $4 million are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of these securities. As such, the impairment was recorded in other comprehensive income and these securities were classified as long-term investments.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure due to issued debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of January 2, 2009. All investments mature in three years or less. Included in long-term debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter and continuing into the December 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of each quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on our Condensed Consolidated Balance Sheet at January 2, 2009. Unless the Notes become convertible earlier, the 2.375% Notes mature in August 2012.

Fiscal Years Ended	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value January 2, 2009
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,071	$—	$—	$—	$—	$—	$1,071	$1,072
Average interest rate	1.00%						1.00%
Short-term investments:
Fixed rate	$64	$52	$27	$2	$—	$—	$145	$148
Average interest rate	4.36%	4.64%	4.64%	5.00%			4.52%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$31	$31	$27
Average interest rate						2.22%	2.22%
Total investment securities	$1,135	$52	$27	$2	$—	$31	$1,247	$1,247
Average interest rate	1.19%	4.64%	4.64%	5.00%		2.22%	1.44%
Long-Term Debt
Fixed rate	$5	$141	$5	$630	$326	$600	$1,707	$1,102
Average interest rate	5.75%	6.76%	5.75%	6.35%	2.38%	6.80%	5.78%
Variable rate	$365	$300					$665	$642
Average interest rate	3.45%	2.28%					2.92%

Foreign Currency Exchange Risk. We monitor our foreign currency exposures regularly to ensure the effectiveness of our foreign currency hedge positions. We recognize all of our derivative financial instruments, principally foreign currency forward contracts, on the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

We may enter into foreign currency forward contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the six months ended January 2, 2009 and fiscal years 2008 and 2007 we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three and six months periods ended January 2, 2009 and the corresponding year-ago periods, nor did we discontinue any cash flow hedges for a probable forecasted transaction that would not occur in these periods.

As of January 2, 2009, our notional fair values of foreign currency forward contracts totaled $315 million. We manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions.

The table below provides information as of January 2, 2009 about our derivative financial instruments, comprised of foreign currency forward contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:

British pound	$6	1.91	$(1)
Euro	12	1.28	1
Singapore dollar	76	1.36	(5)
Thai baht	199	33.07	(11)
Chinese yuan	10	6.86	—
Japanese yen	2	103.16	—
Czech koruna	10	20.41	1

Total	$315		$(15)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of January 2, 2009, our disclosure controls and procedures were effective. During the quarter ended January 2, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 11, Item 1, of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Current Macroeconomic Conditions- The recent downturn in the macroeconomic environment has, and may continue to, negatively impact our results of operations.

The recent disruption in global macroeconomic conditions has had a significant impact on the disk drive industry as a whole and the results of our operations. Due to the uncertainty about current macroeconomic conditions, our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

In addition, the capital and credit markets have been experiencing extreme volatility and disruption. The possibility that financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers resulting in product delays and the inability of customers to obtain credit to finance purchases of our products.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. The pricing environment in the second fiscal quarter of 2009 was more aggressive than initially expected, and pricing continues to erode at rates in excess of historical trends and demand decreased significantly. We expect continuous price erosion and reduced demand for fiscal year 2009. In addition, the recent deterioration in business and economic conditions may exacerbate price erosion and market variability as competitors lower prices to compensate for lower demand.

Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. This risk is particularly pronounced in markets where we have meaningfully lower market share, as is the case in the market for 2.5-inch ATA products. Our ability to offset the effect of price erosion is also diminished during times when product life cycles for particular products are extended, allowing competitors more time to enter the market. The growth of sales to distributors that serve producers of non-branded products in the personal storage sector may also contribute to increased price erosion. These customers generally have limited product qualification programs, which increases the number of competing products available to satisfy their demand. As a result, purchasing decisions for these customers are based largely on price and terms. Any increase in our average price erosion would have an adverse effect on our results of operations.

Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in small form factor enterprise markets. Market share for our products can be negatively affected by our customers’ diversifying their sources of supply as our competitors enter the market for particular products, as well as by our ability to ramp volume production of new product offerings. When our competitors successfully introduce product offerings, which are competitive with our recently introduced products, our customers may quickly diversify their sources of supply. Any significant decline in our market share in any of our principal market applications would adversely affect our results of operations.

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

In response to customer demand for high-quality, high-volume and low-cost disk drives, manufacturers of disk drives have had to develop large, in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of these large production facilities combined with industry consolidation can further increase the intensity of competition.

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

Volatility of Quarterly Results—Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and this may cause our share price to decline.

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

•

adverse changes in the level of economic activity in the United States and other major regions in which we do business, as economic activity continued to deteriorate during the second quarter of our fiscal year 2009;

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

•	the impact of corporate restructuring activities that we have and may continue to engage in;

•	changes in the demand for the computer systems, storage subsystems and consumer electronics that contain our disk drives, due to seasonality, economic conditions and other factors;

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If we cannot successfully deliver competitive products, then our future results of operations may be adversely affected.

Smaller Form Factor Disk Drives—If we do not continue to successfully market smaller form factor disk drives, our business may suffer.

The disk drive industry is experiencing significant increases in sales of smaller form factor disk drives for an expanding number of applications, in particular notebook computers and consumer electronics devices, but also in personal computers and enterprise storage applications. Our future success will depend on our ability to develop and introduce such small form factor drives at desired price and capacity points faster than our competitors.

We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in flash memory largely replacing disk drives in handheld applications. We believe that the demand for disk drives to store or back up related media content from such handheld devices, however, continues to grow. While this competition has traditionally been limited to the markets for handheld consumer electronics applications, these competitors have announced SSDs for netbook, notebook and enterprise compute applications.

If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disk drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for netbook, notebook, and enterprise compute applications, then our customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the mobile compute, desktop compute and consumer electronics market applications of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers’ increased sales of personal computers and consumer electronics during the back-to-school and winter holiday season. In the enterprise sector of our business, our sales are seasonal because of the capital budgeting and purchasing cycles of our end users, which was not as pronounced in the December 2008 quarter due to prevailing economic conditions. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the consumer electronics market, as well as macro-economic conditions.

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

Another factor that may negatively affect our ability to recapture costs of investments in future quarters is the current uncertain condition of the global economy. The current uncertainty in economic and political conditions in many of our markets may have an effect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

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

Our sales of disk drives for consumer electronics applications have contributed significant revenues to our results for the past several years. However, consumer spending on consumer electronics has, and may continue to, deteriorate significantly in many countries and regions, including the United States, due to the poor global economic conditions. For example, factors that could influence the levels of consumer spending on consumer electronic products include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. However, consumer spending on such retail sales of our branded solutions has deteriorated in some markets and may continue to do so if the poor global economic conditions continue. For example, factors that could influence the levels of consumer spending on such retail sales of our branded solutions include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

In addition, such retail sales of our branded solutions traditionally experience seasonal variability in demand with higher levels of demand in the first half of our fiscal year driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. Additionally, our ability to reach such consumers depends on our maintaining effective working relationships with major retailers and distributors. Failure to anticipate consumer demand for our branded solutions as well as an inability to maintain effective working relationships with retail and online distributors may adversely impact our future results of operations.

Dependence on Distributors—We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

In addition to our own sales force, a substantial portion of our sales has been to distributors of desktop disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, the recent deterioration in business and economic conditions may exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors ability to access credit for purposes of funding their operations may also affect purchases of our products by their customers.

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

Perpendicular Recording Technology—Products based on perpendicular technology require increased quantities of precious metals and scarce alloys like platinum and ruthenium, which increase the risks of higher costs and production delays that could adversely impact our results of operations.

Perpendicular recording technology requires recording media with more layers, which requires the use of more precious metals and scarce alloys like platinum and ruthenium to create such layers. These precious metals and scarce alloys could become increasingly expensive and, at times, difficult to acquire. Accordingly, we will be exposed to the increased risk that higher costs or reduced availability of these precious metals and scarce alloys could adversely impact our results of operations.

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

Impairment Charges – We may be required to take additional impairment charges for goodwill or other long-lived assets.

We are required to assess goodwill annually for impairment, or on an interim basis whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are also required to test long-lived assets, including acquired intangible assets and property, equipment and leasehold improvements, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate.

In the December 2008 quarter, we determined that the negative impact of the current macroeconomic environment and the resulting decline in the demand for our products represented an adverse change in our business climate. Those circumstances required us to undertake an evaluation of our goodwill and long-lived assets for impairment. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets.

At January 2, 2009, we have $31 million of goodwill and $2.6 billion of long-lived assets. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and long-lived assets. Further adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including Hewlett-Packard, Dell, Mitac, EMC, and Asustek, account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances or “netbooks,” may not contain a disk drive. While we are investing development resources in designing disk drives for new applications, it is too early to assess the impact of these new applications on future demand for disk drive products. Products such as netbooks, which use alternative technologies, such as flash memory, optical storage and other storage technologies are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

We are leveraged and have significant debt service obligations. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•

we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements;

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

In addition, because a substantial portion of our debt bears interest at floating rates, an increase in interest rates has an immediate effect on our interest expense on our variable rate debt. If the extreme volatility in interest rates observed during the September 2008 and December 2008 quarters continues, or if interest rates increase, our cash flow and our ability to service our debt may be adversely affected.

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

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, if we incur additional debt above the levels now in effect, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

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

Our credit facility also requires us to maintain compliance with specified financial ratios. Specifically, our credit agreement contains three financial ratio covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. Although we are expecting to be in compliance with these covenants through the end of our next fiscal quarter, if business conditions remain weak, as early as the end of our June 2009 quarter we may need to repay the outstanding Revolving Credit Facility balance and collateralize the outstanding letters of credit, re-negotiate these covenants, obtain waivers and/or raise additional funds in order to remain in compliance. We may not be able to re-negotiate these covenants, obtain waivers or raise additional funds in order to remain in compliance.

A breach of any of the covenants described above or our inability to comply with the required financial ratios could result in a default under our credit facility. If a condition of default occurs, the Administrative Agent of the credit facility may elect to declare all of our outstanding obligations under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly.

In addition, some of the agreements governing our other debt instruments contain cross-default provisions that may be triggered by a default under our credit facility. In the event that we default under our credit facility, there could be an event of default under cross-default provisions for the applicable debt instrument. As a result, all outstanding obligations under certain of our debt instruments may become immediately due and payable. If such acceleration were to occur, we may not have adequate funds to satisfy all of our outstanding obligations.

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

Our growth strategy may involve pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Accordingly, we may not be able to identify suitable acquisition, joint venture, investment or strategic partnership candidates. Even if we can identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, the credit agreement that governs our senior secured credit facilities and any agreements governing any other debt we may incur.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. We may be subject to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with their use of our products.

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology; Magsil Corporation and the Massachusetts Institute of Technology; and Qimonda AG; and an action brought in Northern Ireland by Siemens AG.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part I, Item 1, Note 11 of Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for a description of pending intellectual property proceedings.

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

On January 21, 2009, we declared a quarterly dividend of $0.03 per share that will be paid on or before February 20, 2009 to our common shareholders of record as of February 6, 2009.

Our ability to pay quarterly dividends will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by the credit agreement governing our revolving credit facility. Any reduction or discontinuation of quarterly dividends could cause the market price of our common shares to decline significantly. Our payment of dividends to holders of our common shares may in certain future quarters result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due August 2012. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. Our investment policy has as its principal objectives the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely.

As of January 2, 2009, we held auction rate securities with a par value of $31 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities failed to settle at auction and have continued to fail through the quarter ended January 2, 2009. As of January 2, 2009, the estimated fair value of these auction rate securities was $27 million. We believe that the impairments totaling $4 million are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of the securities.

While as of the date of this filing, we are not aware of any other downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or short-term investments since January 2, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the six months ended January 2, 2009 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

We did not repurchase any of our common shares during the six months ended January 2, 2009. As of January 2, 2009, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Our 2008 Annual Meeting of Shareholders was held on October 30, 2008. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)	The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	For	Against	Abstain
William D. Watkins	421,118,186	5,025,651	4,439,125
Stephen J. Luczo	397,297,455	32,857,728	427,779
Frank J. Biondi	424,089,188	6,036,402	457,372
William W. Bradley	425,551,146	4,509,270	522,546
Donald E. Kiernan	425,677,598	4,433,279	472,086
David F. Marquardt	425,155,562	4,966,775	460,625
Lydia M. Marshall	408,952,290	20,918,501	712,171
C.S. Park	351,461,819	76,353,083	768,053
Gregorio Reyes	422,782,661	7,333,253	467,048
John W Thompson	420,588,437	9,541,768	452,757
2) The shareholders approved the Seagate Technology Executive Officer Performance Bonus Plan.

	For	Against	Abstain
	401,969,622	28,133,446	479,894
3) The shareholders ratified the appointment of Ernst & Young LLP to serve as independent registered accounting firm of Seagate Technology for the fiscal year ending July 3, 2009.

	For	Against	Abstain
	428,083,647	2,272,362	226,952

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04

4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

10.1(a)+	Form of Employment Agreement by and between Seagate Technology (US) Holdings, Inc. and the Executive listed therein	S-4	333-88388	10.2(a)	05/16/02

10.1(b)+	Employment Agreement, dated as of February 2, 2001, by and between Seagate Technology (US) Holdings, Inc. and William D. Watkins	S-4	333-88388	10.2(c)	05/16/02

10.2(a)	New SAC 2000 Restricted Share Plan	S-4	333-88388	10.7(a)	05/16/02

10.2(b)	Form of New SAC 2000 Restricted Share Plan	S-4	333-88388	10.7(b)	05/16/02

10.3+	Seagate Technology Holdings 2001 Share Option Plan	S-4	333-88388	10.9	05/16/02

10.4	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein	S-4	333-88388	10.11	05/16/02

10.5+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.6+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.7+	Form of Amended 2004 Stock Compensation Plan	10-K	001-31560	10.8	08/13/08

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.25	10/29/04

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors					X

10.13*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05

10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06

10.15†	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003	10-Q	001-16447	4.1	05/13/03

10.16	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003	8-K	001-31560	10.4	05/25/06

10.17+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)					X

10.18+	Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology					X

10.18(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.19+	Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology					X

10.19(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology (contained in Exhibit 10.19 as Exhibit A)					X

10.20+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo					X

10.21+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)					X

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)					X

10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)					X

10.24+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope					X

10.25+	Summary of Compensation Arrangements for Patrick J. O’Malley					X

10.26+	Summary of Compensation Arrangements for Brian S. Dexheimer					X

10.27+	Summary of Compensation Arrangements for Robert Whitmore					X

14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/13/08

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Management contract or compensatory plan or arrangement

*	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 11/4/2005.

†	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 05/13/03.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: February 10, 2009	BY:	/s/ Stephen J. Luczo
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 10, 2009	BY:	/s/ Patrick J. O’Malley
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)