Form 10-Q
period 2009-04-03
Seagate Technology
filed 2009-05-06
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 28, 2009, 491,451,496 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 3, 2009	June 27, 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,352	$990
Short-term investments	129	151
Accounts receivable, net	872	1,410
Inventories	577	945
Deferred income taxes	150	274
Other current assets	464	502

Total Current Assets	3,544	4,272
Property, equipment and leasehold improvements, net	2,355	2,464
Goodwill	31	2,352
Other intangible assets, net	62	111
Deferred income taxes	453	616
Other assets, net	181	305

Total Assets	$6,626	$10,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$350	$—
Accounts payable	1,389	1,652
Accrued employee compensation	117	440
Accrued warranty	216	226
Accrued expenses	448	599
Accrued income taxes	9	10
Current portion of long-term debt	320	360

Total Current Liabilities	2,849	3,287
Long-term accrued warranty	230	219
Long-term accrued income taxes	167	210
Other non-current liabilities	116	148
Long-term debt, less current portion	1,680	1,670

Total Liabilities	5,042	5,534

Contingencies (See Note 11)
Shareholders’ equity:
Common shares and additional paid-in capital	3,628	3,501
Accumulated other comprehensive income (loss)	(8)	(16)
Retained earnings (accumulated deficit)	(2,036)	1,101

Total Shareholders’ Equity	1,584	4,586

Total Liabilities and Shareholders’ Equity	$6,626	$10,120

(a)	The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2008.

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenue	$2,150	$3,104	$7,452	$9,809
Cost of revenue	1,993	2,288	6,448	7,295
Product development	243	254	738	758
Marketing and administrative	134	164	424	484
Amortization of intangibles	13	15	41	41
Restructuring and other, net	25	20	126	52
Impairment of goodwill and other long-lived assets	—	—	2,290	—

Total operating expenses	2,408	2,741	10,067	8,630

Income (loss) from operations	(258)	363	(2,615)	1,179
Interest income	3	16	15	51
Interest expense	(35)	(30)	(95)	(96)
Other, net	1	—	(26)	13

Other income (expense), net	(31)	(14)	(106)	(32)

Income (loss) before income taxes	(289)	349	(2,721)	1,147
Provision for (benefit from) income taxes	(16)	5	284	45

Net income (loss)	$(273)	$344	$(3,005)	$1,102

Net income (loss) per share:
Basic	$(0.56)	$0.68	$(6.17)	$2.11
Diluted	(0.56)	0.65	(6.17)	2.02
Number of shares used in per share calculations:
Basic	489	507	487	522
Diluted	489	530	487	549
Dividends declared per share	$0.03	$0.10	$0.27	$0.30

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	April 3, 2009	March 28, 2008
OPERATING ACTIVITIES
Net income (loss)	$(3,005)	$1,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	707	631
Stock-based compensation	70	86
Impairment of goodwill and long-lived assets	2,290	—
Deferred income taxes	295	17
Other non-cash operating activities, net	(8)	(10)
Changes in operating assets and liabilities:
Accounts receivable	534	(8)
Inventories	368	(279)
Accounts payable	(263)	614
Accrued expenses, employee compensation and warranty	(590)	147
Other assets and liabilities	233	(157)

Net cash provided by (used in) operating activities	631	2,143

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(553)	(637)
Proceeds from sale of fixed assets	4	29
Purchases of short-term investments	(124)	(439)
Maturities and sales of short-term investments	146	425
Proceeds from sale of investment in equity securities	11	—
Acquisitions, net of cash acquired	—	(78)
Other investing activities, net	4	15

Net cash provided by (used in) investing activities	(512)	(685)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	350	—
Repayment of long-term debt	(20)	(34)
Proceeds from exercise of employee stock options and employee stock purchase plan	45	172
Dividends to shareholders	(132)	(159)
Repurchases of common shares	—	(1,284)
Other financing activities, net	—	2

Net cash provided by (used in) financing activities	243	(1,303)

Increase (decrease) in cash and cash equivalents	362	155
Cash and cash equivalents at the beginning of the period	990	988

Cash and cash equivalents at the end of the period	$1,352	$1,143

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$108	$71
Cash paid for income taxes, net of refunds	9	28

See notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended April 3, 2009

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at June 27, 2008	485	$—	$3,501	$(16)	$1,101	$4,586
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	9	—	9
Change in unrealized gain (loss) on auction rate securities, net	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	—	(3,005)	(3,005)

Comprehensive income (loss)						(2,997)
Issuance of common shares related to employee stock options and employee stock purchase plan	6	—	45	—	—	45
Fair value of beneficial conversion feature for convertible debt (See Note 3)	—	—	12	—	—	12
Dividends to shareholders	—	—	—	—	(132)	(132)
Stock-based compensation	—	—	70	—	—	70

Balance at April 3, 2009	491	$—	$3,628	$(8)	$(2,036)	$1,584

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

The results of operations for the three and nine months ended April 3, 2009 are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2009.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended April 3, 2009 consisted of 13 weeks and 40 weeks, respectively. The three and nine months ended March 28, 2008 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009.

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

Since the Company’s fiscal year ended June 27, 2008, there have been no significant changes in its critical accounting policies and estimates. Please refer to the Critical Accounting Policies and Use of Estimates in the “Notes to the Consolidated Financial Statements” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008, as filed with the SEC on August 13, 2008, for a discussion of the Company’s critical accounting policies and estimates. As the Company incurred impairment charges relating to goodwill and long-lived assets and charges related to deferred tax assets in the three months ended January 2, 2009, the disclosures below provide additional detail related to the policies applicable to the review and determination of the impairment of goodwill and other long-lived assets, and of deferred tax assets.

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

See Note 7 for additional disclosure of these analyses, including the total impairment charges recorded during the quarter ended January 2, 2009.

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

Income Taxes – The deferred tax assets the Company records each period depend primarily on its ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, the Company evaluates the need for a valuation allowance on its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, its assessment of the need for a valuation allowance may also change. As a result of adverse changes in the Company’s outlook for its future U.S. taxable income, in the December 2008 quarter, the Company completed a reassessment of its valuation allowance against U.S. deferred tax assets. As a result, in the three months ended January 2, 2009, the Company increased the valuation allowance against its deferred tax assets by $271 million.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.	Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

In accordance with the provisions of SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended April 3, 2009 and March 28, 2008:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions, except per share data)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Numerator:
Net income (loss)	$(273)	$344	$(3,005)	$1,102
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	2	—	7

Net income (loss), adjusted	$(273)	$346	$(3,005)	$1,109

Denominator:
Weighted-average common shares outstanding	491	509	489	524
Weighted-average nonvested shares	(2)	(2)	(2)	(2)

Total shares for purpose of calculating basic net income (loss) per share	489	507	487	522
Weighted-average effect of dilutive securities:
Dilution from employee stock options	—	15	—	18
2.375% Convertible Senior Notes due August 2012	—	4	—	5
6.8% Convertible Senior Notes due April 2010	—	4	—	4

Dilutive potential common shares:	—	23	—	27

Total shares for purpose of calculating diluted net income (loss) per share	489	530	487	549

Net Income (loss) per share:
Basic net income (loss) per share	$(0.56)	$0.68	$(6.17)	$2.11

Diluted net income (loss) per share	$(0.56)	$0.65	$(6.17)	$2.02

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(in millions)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Stock options	59	27	54	22
Nonvested shares	2	—	2	—
6.8% Convertible Senior Notes due April 2010	4	—	4	—

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information

	April 3, 2009	June 27, 2008
	(in millions)
Accounts Receivable
Accounts receivable	$881	$1,416
Allowance for doubtful accounts	(9)	(6)

	$872	$1,410

	April 3, 2009	June 27, 2008
	(in millions)
Inventories
Raw materials and components	$206	$352
Work-in-process	110	111
Finished goods	261	482

	$577	$945

	April 3, 2009	June 27, 2008
	(in millions)
Other Current Assets
Vendor non-trade receivables	$256	$348
Other current assets	208	154

	$464	$502

Other current assets include non-trade receivables from certain manufacturing vendors resulting from the sale of components to these vendors who manufacture and sell completed sub-assemblies back to the Company. The Company does not reflect the sale of these components in Revenue and does not recognize any profits on these sales. The costs of the completed sub-assemblies are included in inventory upon purchase from the vendors.

	April 3, 2009	June 27, 2008
	(in millions)
Property, Equipment and Leasehold Improvements, net
Property, equipment and leasehold improvements	$6,274	$5,845
Accumulated depreciation and amortization	(3,919)	(3,381)

	$2,355	$2,464

During the nine months ended April 3, 2009, the Company recorded accelerated depreciation charges of $55 million mainly related to the closure of the Milpitas and Pittsburgh facilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information (continued)

Derivative Financial Instruments. The Company is exposed to certain risks relating to its ongoing business operations. The Company’s primary use of derivative financial instruments is to manage foreign currency exchange rate risk. The Company enters into various foreign currency forward contracts, which generally have maturity dates of up to twelve months in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. All derivatives are recorded at fair value in either Other current assets or Accrued expenses. The Company uses quoted prices to value the Company’s derivative financial instruments. See Note 4 for additional information on the fair value measurement of the Company’s derivative assets and liabilities.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), the Company designates a portion of its foreign currency forward contracts as cash flow hedges of forecasted expenses. The remaining foreign currency forward contracts are not designated as accounting hedges under SFAS No. 133 and are accounted for in accordance with SFAS No. 52, Foreign Currency Translation (SFAS No. 52). The Company uses these relationships in order to manage its remeasurement risk related to non-functional currency denominated liabilities.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Other comprehensive income are reclassified immediately into earnings. Any subsequent changes in the fair value of such derivative instruments are also reflected in earnings. As of April 3, 2009, the Company’s existing hedged transactions are expected to occur within three months and the Company expects to recognize approximately $3 million in deferred losses currently recorded in Other comprehensive income into earnings in the next twelve months.

Gains or losses recognized in earnings from the Company’s derivative instruments related to manufacturing activities are recorded to Cost of revenue, and other derivative instruments are recorded to Other, net.

As of April 3, 2009, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was:

	As of April 3, 2009
(in millions)	Contracts Qualifying as Hedges Under Statement 133	Contracts Not Qualifying as Hedges Under Statement 133
Thai baht	$ 29	$ 59
Singapore dollars	7	25
British pounds	—	11
Chinese yuan	6	—
Czech koruna	—	6
Japanese yen	2	—

	$ 44	$ 101

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Balance Sheet Information (continued)

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of April 3, 2009:

Fair Values of Derivative Instruments

	As of April 3, 2009
(in millions)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses	$(2)

Derivatives not designated as hedging instruments under Statement 133
Foreign exchange forward contracts	Other current assets	$2	Accrued expenses	$(4)

Total derivatives		$2		$(6)

The following tables show the effect of the Company’s derivative instruments in the Condensed Consolidated Statement of Operations:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Nine Months Ended April 3, 2009

(in millions)

Derivatives Designated as Cash Flow Hedges under FAS133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	For the 3 months ended	For the 9 months ended		For the 3 months ended	For the 9 months ended		For the 3 months ended	For the 9 months ended
Foreign exchange forward contracts	$(4)	$(27)	Cost of revenue	$(11)	$(32)	Cost of revenue	$ —	$(1)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the 3 months ended	For the 9 months ended
Foreign exchange forward contracts	Cost of revenue	$(2)	$(21)
Foreign exchange forward contracts	Other, net	$2	$(4)

		$—	$(25)

(a)	The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationships and $0 million and $(1) million related to the amount excluded from the assessment of hedge effectiveness, for the three and nine months ended April 3, 2009, respectively.

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

During the three months ended October 3, 2008, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at October 3, 2008. During the three and nine month periods ended April 3, 2009, the Company’s shares did not trade above 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2009. In addition, the payment of dividends to holders of the Company’s common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes.

The Company evaluates the application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, (EITF 98-5) and EITF No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, (EITF 00-27), to its convertible notes on a quarterly basis. As of January 2, 2009, the Company concluded that the 2.375% Notes had a beneficial conversion feature. During the three months ended January 2, 2009, the Company recorded a debt discount of approximately $12 million to reflect the beneficial conversion feature of the convertible debt pursuant to EITF 00-27. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the debt discount as a reduction of the carrying amount of the 2.375% Notes and as an addition to additional paid-in capital.

The Company is amortizing the debt discount to interest expense over the term of the debt, using the effective interest method. Amortization of the debt discount for the nine months ended April 3, 2009 was less than $2 million.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Long-Term Debt, Convertible Notes and Credit Facilities (continued)

Amendment to Credit Facility

On April 3, 2009, the Company entered into a Second Amended and Restated Credit Agreement with the lenders thereunder (the “Amended Credit Agreement”), which replaced the credit agreement that governed its $500 million senior unsecured revolving credit facility (the “Original Credit Agreement”) and became effective on April 29, 2009. Pursuant to the Amended Credit Agreement, the Company agreed to reduce the lenders’ commitments under the facility to $350 million, in exchange for the relaxation of certain financial covenants. The facility may be further reduced from $350 million by cash proceeds from certain transactions over specified amounts, including certain asset sales and debt and equity issuances, which would require the Company to concurrently reduce its borrowings under the revolving credit facility by such amounts to comply with the reduction in commitments. The obligations under the revolving credit facility will continue to be guaranteed by the Company and will be additionally guaranteed by certain material subsidiaries and secured by a lien on substantially all of the Company’s tangible and intangible assets. The Amended Credit Agreement will mature in September 2011.

As amended, the senior secured revolving credit facility bears interest per annum at a variable rate, at the Company’s option, of LIBOR plus 350 basis points or the Alternate Base Rate plus 250 basis points. The “Alternate Base Rate” is equal to the greatest of (i) the administrative agent’s Prime Rate, (ii) the Federal Funds effective rate plus 50 basis points and (iii) LIBOR for a one-month interest period plus 100 basis points. Borrowings under the senior secured credit facility will continue to be prepayable at any time prior to maturity without penalty, other than customary breakage costs. Current borrowings under the senior secured revolving credit facility bear interest at LIBOR plus 350 basis points.

As of April 3, 2009, the utilization of the senior secured revolving credit facility was $350 million in outstanding loans and approximately $45 million in outstanding letters of credit. In connection with entering into the Amended Credit Agreement, the $350 million in loans remained outstanding and the Company collateralized the $45 million of outstanding letters of credit with cash deposits.

The Original Credit Agreement contained covenants in order to remain in compliance with the agreement. Specifically, the Original Credit Agreement contained three financial covenants: (1) a covenant to maintain minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of April 3, 2009, the Company was in compliance with all of the covenants under the Original Credit Agreement. In connection with entering into the Amended Credit Agreement, certain of these covenants were relaxed through the quarter ending January 1, 2010. After January 1, 2010, the financial covenants will revert to their previous levels under the Original Credit Agreement.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value

On June 28, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (SFAS No. 157) for all financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated net loss for the three and nine months ended April 3, 2009.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 3, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,063	$—	$—	$1,063
Asset-backed securities	—	2	—	2
Agency bonds	—	19	—	19
Corporate bonds	—	17	—	17
Commercial paper	—	148	—	148
Municipal bonds	—	15	—	15
U.S. Treasuries	—	69	—	69

Total Cash Equivalents and Marketable Securities	1,063	270	—	1,333

Auction Rate Securities	—	—	16	16
Derivative Assets(1)	—	2	—	2

Total Assets	$1,063	$272	$16	$1,351

Liabilities:
Derivative Liabilities(2)	$—	$6	$—	$6

Total Liabilities	$—	$6	$—	$6

(1)	The fair value of unrealized gains on Foreign currency forward exchange contracts is classified within Other assets, net in the Condensed Consolidated Balance Sheet as of April 3, 2009.

(2)	The fair value of unrealized losses on Foreign currency forward exchange contracts is classified within Accrued expenses in the Condensed Consolidated Balance Sheet as of April 3, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

Reported as:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets:
Cash and cash equivalents	$1,063	$141	$—	$1,204
Short-term investments	—	129	—	129
Other assets, net(1)	—	2	16	18

Total Assets	$1,063	$272	$16	$1,351

Liabilities:
Accrued expenses(2)	$—	$6	$—	$6

Total Liabilities	$—	$6	$—	$6

(1)	Amount represents the fair value of Foreign currency forward exchange contracts and the fair value of the auction rate securities as of April 3, 2009.

(2)	Amount represents the fair value of Foreign currency forward exchange contracts as of April 3, 2009.

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. Level 2 assets include: asset-backed securities, agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities. For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 3, 2009, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with SFAS No. 133. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the fiscal quarter ended March 28, 2008; these securities failed to settle at auction and have continued to fail through the fiscal quarter ended April 3, 2009. During the fiscal quarter ended April 3, 2009, the Company sold auction rate securities with a par value of $10 million for approximately $8 million, recognizing a $2 million loss on the sale of auction rate securities. As of April 3, 2009, the estimated fair value of the remaining auction rate securities was $16 million which reflects a ratings downgrade within the quarter of two of the three remaining auction rate securities. The Company believes that the impairment totaling approximately $5 million is temporary given its ability and intent to hold these securities until recovery of the cost basis or maturity of these securities. As such, the impairment was recorded in Accumulated other comprehensive income (loss) and these securities were classified as long-term investments.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended April 3, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at June 27, 2008	$—
Transfers in/(out) of Level 3	28

Balance at October 3, 2008	$28

Unrealized gains (losses)(1)	(1)

Balance at January 2, 2009	$27

Total net gains (losses) (realized and unrealized):
Realized gains (losses)(2)	(2)
Unrealized gains (losses)(1)	(1)
Purchases, sales, issuances, settlements	(8)
Transfers in/(out) of Level 3	—

Balance at April 3, 2009	$16

(1)	Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

(2)	Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statement of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Fair Value (continued)

Other Fair Value Disclosures

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of its long-term debt at least annually or more frequently if the fair value has changed significantly.

The Company’s debt is carried at cost. The following table represents the fair value of the Company’s debt as of April 3, 2009:

Reported as:

	April 3, 2009		June 27, 2008
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Floating Rate Senior Notes due October 2009	$300	$286	$300	$293
6.375% Senior Notes due October 2011	599	456	599	584
6.8% Senior Notes due October 2016	599	372	599	555
6.8% Convertible Senior Notes due April 2010	135	132	135	142
5.75% Subordinated debentures due March 2012	37	28	41	40
2.375% Convertible Senior Notes due August 2012(1)	315	220	326	422
LIBOR Based China Manufacturing Facility Loans	15	15	30	30
LIBOR Based Revolving Credit Facility	350	350	—	—

	$2,350	$1,859	$2,030	$2,066
Less short-term borrowings and current portion of long-term debt	(670)	(654)	(360)	(457)

Long-term debt, less current portion	$1,680	$1,205	$1,670	$1,609

(1)	Carrying amount of 2.375% Convertible Senior Notes due August 2012, net of debt discount as a result of the beneficial conversion feature. See Note 3, Long-Term Debt, Convertible Notes and Credit Facilities for further discussion.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Income Taxes

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

The income tax benefit recognized in the three months ended April 3, 2009 resulted primarily from the reversal of a portion of the income tax expense the Company previously recorded in the six months ended January 2, 2009 as a result of revised forecasts for operations conducted in certain jurisdictions. The income tax provision for the nine months ended April 3, 2009 includes a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in the Company’s forecasted U.S. taxable income. The goodwill impairment charges recorded in the nine months ended April 3, 2009 resulted in no tax benefits. As of the close of the period ending April 3, 2009, the Company is forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses cannot be recognized. Pursuant to the accounting guidance provided in FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (FIN 18), paragraph 22a, the Company is now required to exclude these loss jurisdictions from its normal overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

The income tax benefit recorded for the three months ended April 3, 2009 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i) the effect of applying the provisions of FIN 18 as described above, (ii) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, and (iv) an increase in the Company’s valuation allowance for certain deferred tax assets. The income tax provision recorded for the nine months ended April 3, 2009 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in the Company’s valuation allowance for certain deferred tax assets, (iii) the tax benefit related to the aforementioned tax holidays and tax incentive programs, and (iv) tax expense related to intercompany transactions. The income tax provision recorded for the three and nine months ended March 28, 2008 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in the Company’s valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions.

Based on the Company’s foreign ownership structure, and subject to (i) potential future increases in the valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes, the Company anticipates that its effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from the Company’s U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to the foreign parent holding company of such subsidiaries.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Income Taxes (continued)

During the three and nine months ending April 3, 2009, several major U.S. tax law changes were taken into account by the Company in computing its income tax provision for the period. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. The Company concluded that it qualifies for and has elected to accelerate approximately $9 million of R&D credit carryovers to fiscal years 2008 and 2009 of which approximately $8 million of tax benefit was recognized in the three months ending October 3, 2008.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on the Company’s tax provision for the period ending October 3, 2008 due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. The Company concluded that the California legislative change resulted in no net increase in the Company’s income tax expense in the period ending October 3, 2008.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to extend the acceleration of AMT and Research Credits in lieu of bonus depreciation based on qualified capital additions through the end of calendar year 2009. The Company concluded that it qualifies for and will elect to accelerate approximately $9 million of R&D credit carryovers to fiscal year 2009. The impact of which was recognized as part of the U.S. jurisdictional effective tax rate for the period ending April 3, 2009.

On February 20, 2009, the California 2009-2010 Budget Bill (S.B. X3 15) was signed into law. Effective in fiscal year 2012, the Company intends to make the annual irrevocable election to use a single sales factor for apportionment. Also, effective in fiscal year 2012, the cost of performance provisions with respect to sales of other than tangible personal property are repealed. Instead, services are sourced to the location the services are used. The Company estimates that the combination of these two changes will likely result in a decrease to the effective California tax rate beginning in fiscal year 2012. The reduced California tax rate results in approximately $6 million less future tax benefit associated with California deferred tax assets expected to reverse and be realized for tax purposes in 2012 or later periods. The $6 million additional deferred tax expense was recognized in the period ending April 3, 2009.

As of April 3, 2009, the Company had recorded net deferred tax assets of $603 million. The realization of $538 million of these deferred tax assets is primarily dependent on the Company’s ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company’s management believed that it is more likely than not that these deferred tax assets will be realized.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Income Taxes (continued)

During the nine months ending April 3, 2009, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $32 million to $342 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) increases in current year unrecognized tax benefits of $8 million, and (iv) reductions from other activity of $11 million, primarily foreign exchange gains of $10 million. Approximately $22 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 and $146 million as of June 27, 2008 and April 3, 2009, respectively, subject to certain future valuation allowance reversals.

During the 12 months beginning April 4, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $7 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

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

January 2009 Plan – In January 2009, the Company committed to a restructuring plan intended to realign its cost structure with the current macroeconomic business environment (the “January 2009 Plan”). The January 2009 Plan included reducing worldwide headcount by approximately 4,500 employees, including a 20% reduction in vice-president level employees. The January 2009 Plan is expected to result in total restructuring charges of approximately $103 million and is expected to be largely complete by the end of fiscal year 2009. Under this plan, the Company has recorded $22 million and $101 million during the three and nine months ended April 3, 2009, respectively.

Pittsburgh Closure – In September 2008, the Company announced the closure of its research facility in Pittsburgh, Pennsylvania, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Pittsburgh Closure”). The Company plans to cease operations at this facility by the end of its fourth quarter of fiscal year 2009 and integrate certain activities into its other research and development facilities located within the United States. During the three months ended April 3, 2009, the Company recorded approximately $1 million of restructuring charges associated with post employment benefits and $2 million related to other exit costs incurred to close the facility. In addition, as a result of the Pittsburgh Closure, the Company recorded approximately $11 million and $25 million during the three and nine months ended April 3, 2009, respectively, related to accelerated asset depreciation recorded as Product development expense on the Condensed Consolidated Statement of Operations. Including the accelerated depreciation expense, the Pittsburgh Closure is expected to result in total charges in the range of $55 million to $60 million.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Restructuring and Exit Costs (continued)

Milpitas Closure – In July 2008, the Company announced the proposed closure of its media manufacturing facility in Milpitas, California, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Milpitas Closure”). The Company ceased production at this facility in September 2008 and expects all activities related to the closure to be largely complete by the end of fiscal year 2009. During the three months ended April 3, 2009, the Company recorded approximately $2 million for various other exit costs. From plan inception through April 3, 2009, the Company recorded approximately $20 million of restructuring charges associated with post employment benefits, $2 million related to facility lease costs after operations ceased, and $4 million for various other exit costs. In addition, as a result of the Milpitas closure, the Company has recorded approximately $30 million related to accelerated asset depreciation recorded as Cost of revenue in the first two quarters of fiscal year 2009.

Limavady Closure – In October 2007, the Company announced the closure of its substrate manufacturing facility in Limavady, Northern Ireland, as part of the Company’s ongoing focus on cost efficiencies in all areas of its business (the “Limavady Closure”). The Company ceased production at its Limavady facility during September 2008 and expects all activities related to the closure to be largely complete by the end of fiscal year 2009. During the three months ended April 3, 2009, the Company recorded approximately $1 million in other exit costs, offset by a $4 million adjustment to the accrual established in December 2007 for grant repayments. From plan inception through April 3, 2009, the restructuring charges recorded in connection with the Limavady Closure were primarily related to employee termination benefits of $34 million and approximately $11 million related to other exit costs. Other exit costs included $9 million related to expected grant repayments.

Maxtor – Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the Company recorded certain exit costs aggregating $246 million through fiscal year 2008. The remaining balance of $21 million as of April 3, 2009 is associated with the exit of certain facilities and payment of these exit costs are expected to continue through the end of fiscal year 2016.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Restructuring and Exit Costs (continued)

The following table summarizes the Company’s restructuring activities for the nine months ended April 3, 2009:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
January 2009 Plan
Accrual balances at June 27, 2008	$—	$—	$—	$—
Restructuring charges	100	—	1	101
Cash payments	(81)	—	(1)	(82)
Adjustments	—	—	—	—

Accrual balances at April 3, 2009	$19	$—	$—	$19

Site Closures (1)
Accrual balances at June 27, 2008	$48	$—	$18	$66
Restructuring charges	9	2	9	20
Cash payments	(50)		(9)	(59)
Adjustments	(1)	—	(9)	(10)

Accrual balances at April 3, 2009	$6	$2	$9	$17

Maxtor
Accrual balances at June 27, 2008	$—	$17	$—	$17
Restructuring charges	—	—	—	—
Cash payments	—	(6)	—	(6)
Adjustments	—	10	—	10

Accrual balances at April 3, 2009	$—	$21	$—	$21

Other
Accrual balances at June 27, 2008	$4	$—	$—	$4
Restructuring charges	3	3	—	6
Cash payments	(6)	—	—	(6)
Adjustments	(1)	—	—	(1)

Accrual balances at April 3, 2009	$—	$3	$—	$3

Total Accrual balances for all plans at April 3, 2009	$25	$26	$9	$60

Total
Accrual balances at June 27, 2008(2)	$52	$17	$18	$87
Restructuring charges	112	5	10	127
Cash payments	(137)	(6)	(10)	(153)
Adjustments	(2)	10	(9)	(1)

Accrual balance at April 3, 2009(3)	$25	$26	$9	$60

(1)	Closures include the restructuring charges accounted for the closure of the Pittsburgh, Milpitas and Limavady facilities.

(2)	Of the accrued restructuring balance of approximately $87 million at June 27, 2008, $80 million is included in Accrued expense and $7 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

(3)	Of the accrued restructuring balance of approximately $60 million at April 3, 2009, $43 million is included in Accrued expense and $17 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

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

During late November and December 2008, the Company observed a sharp deterioration in the general business environment and in all of its major markets. In response to the indicators of a deteriorating macroeconomic environment and the rapidly declining revenue trends experienced during its second quarter of fiscal 2009, the Company reduced its near-term and long-term financial projections. The Company determined that a significant adverse change in its business climate had occurred, and completed an interim review of goodwill for impairment in accordance with SFAS No. 142 in the quarter ending January 2, 2009.

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

The changes in the carrying amount of goodwill by reporting units for the nine months ended April 3, 2009, were as follows:

(Dollars in millions)	Hard Disk Drive	Services	Total
Balance at June 27, 2008	$2,169	$183	$2,352
Goodwill adjustments(1)	(32)	(2)	(34)
Impairment charges	(2,137)	(150)	(2,287)

Balance at April 3, 2009	$—	$31	$31

(1)

Goodwill adjustments during the nine months ended April 3, 2009 primarily consisted of a $25 million reduction in unrecognized tax benefits during the period, which was recorded as a reduction to goodwill.

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

The Company determined that the adverse change in the business climate discussed under “Goodwill” above was also an indicator requiring the testing of its long-lived assets for recoverability and performed this test in the three months ended January 2, 2009. In accordance with the guidance in SFAS No. 144, the Company determined that the asset group to be tested for recoverability was at the reporting unit level as it was the lowest level at which cash flows were identifiable. The Company tested the long-lived assets of both the Hard Disk Drive and Services reporting units for recoverability and concluded that the carrying value of the Hard Disk Drive reporting unit was recoverable while that of the Services reporting unit was not.

The Company recorded impairment charges of $3 million for the property and equipment and intangible assets of the Services reporting unit during the nine months ended April 3, 2009. The Company recorded these impairment charges in Impairment of goodwill and long-lived assets in the Condensed Consolidated Statement of Operations. No impairment charge was recorded for the intangible assets or Property, equipment and leasehold improvements of the Hard Disk Drive reporting unit.

As of April 3, 2009, Other intangible assets consisted primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. The net carrying value of intangible assets as of April 3, 2009 and June 27, 2008 was approximately $62 million and $111 million, respectively. Accumulated amortization of intangibles was approximately $321 million and $273 million as of April 3, 2009 and June 27, 2008, respectively.

The carrying value of intangible assets as of April 3, 2009 is set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
(in millions, except years)				(in years)
Existing technology	$181	$(163)	$18	2.0
Customer relationships	156	(123)	33	1.4
Trade names	37	(26)	11	1.3
Patents and licenses	9	(9)	—	—

Total acquired identifiable intangible assets	$383	$(321)	$62	1.6

In the three and nine months ended April 3, 2009, amortization expense for other intangible assets was approximately $16 million and $48 million, respectively. In the three and nine months ended March 28, 2008, amortization expense for other intangible assets was approximately $26 million and $74 million, respectively. Amortization of the existing technology intangible is charged to Cost of revenue while the amortization of the other intangible assets is included in operating expenses in the Condensed Consolidated Statements of Operations.

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

Seagate Technology 2004 Stock Compensation Plan — Under the Seagate Technology 2004 Stock Compensation plan a maximum of 63.5 million common shares has been made available for issuance. A maximum of 10 million of these shares can be awarded as nonvested shares or restricted share units. As of April 3, 2009, there were approximately 7.5 million shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan, of which 7.0 million shares were available for issuance as nonvested shares or restricted share units.

The Company granted 30,000 and 162,800 nonvested shares during the three and nine months ended April 3, 2009, respectively. The Company granted 7,258 and 1,088,913 restricted share units during the three and nine months ended April 3, 2009, respectively. The Company also granted 20,024,120 and 25,067,211 non-qualified stock options during the three and nine months ended April 3, 2009, respectively. The Company granted 150,000 and 209,020 performance shares to senior officers of the Company during the three and nine months ended April 3, 2009, respectively.

Stock Purchase Plan — On July 31, 2008, the Company issued approximately 2.5 million common shares under its Employee Stock Purchase Plan (“ESPP”), with a weighted-average purchase price of $12.72 per share. On January 30, 2009, the Company issued approximately 2.5 million common shares under its ESPP, with a weighted-average purchase price of $3.22 per share. As of April 3, 2009, there were approximately 3.9 million common shares available for issuance under the ESPP.

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

The fair value of the Company’s stock options, nonvested shares and restricted share units granted to employees for the three and nine months ended April 3, 2009 and March 28, 2008, was estimated using the following weighted-average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Option Plan Shares
Expected term (in years)	4.2 – 4.5	4.0	4.0 – 4.5	4.0
Volatility	45 –46%	35%	36 – 46%	35 – 36%
Expected dividend rate	2.6 – 3.6%	2.0 – 2.5%	2.6 – 12.2%	1.5 – 2.5%
Risk-free interest rate	2.0%	2.3%	1.7 –3.0%	2.3 – 4.2%
Weighted-average fair value	$1.05	$7.52	$1.43	$7.54
Nonvested Shares
Weighted-average fair value	$3.73	$21.79	$9.90	$24.13
Restricted Share Units
Weighted-average fair value	$4.12	—	$13.48	—
ESPP Plan Shares
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	84%	36%	39 – 84%	31 –36%
Expected dividend rate	3.0%	2.3%	3.0 –3.2%	1.7 – 2.3%
Risk-free interest rate	0.4%	2.0%	0.4 –2.0%	2.0 – 5.0%
Weighted-average fair value	$1.36	$4.93	$2.48	$4.67

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Stock-Based Compensation (continued)

Stock Compensation Expense

Stock Compensation Expense — The Company recorded approximately $17 million and $70 million of stock-based compensation during the three and nine months ended April 3, 2009, respectively. The stock-based compensation during the three months ended April 3, 2009 decreased due to the impact of forfeited awards resulting from employee terminations and reduced ESPP related expense. Of the $70 million recorded in the nine months ended April 3, 2009, approximately $8 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company recorded approximately $28 million and $86 million of stock-based compensation during the three and nine months ended March 28, 2008. Of the $86 million recorded in the nine months ended March 28, 2008, approximately $12 million related to stock options assumed and nonvested shares exchanged in the Maxtor acquisition. The Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Excess Tax Benefits from Stock Options — In accordance with guidance in SFAS No. 123 (Revised 2004), Share-Based Payment, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any excess tax benefits as a financing cash inflow during the nine months ended April 3, 2009. The Company recognized excess tax benefits of approximately $2 million as a financing cash inflow during the nine months ended March 28, 2008.

9.	Guarantees

Indemnifications of Officers and Directors

The Company has entered into indemnification agreements with the members of its board of directors and officers to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the directors and officers as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors or officers are sued as a result of their service as members of the Company’s board of directors or as officers of the Company.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended April 3, 2009 and March 28, 2008 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Balance, beginning of period	$441	$457	$445	$430
Warranties issued	58	64	208	190
Repairs and replacements	(60)	(60)	(185)	(197)
Changes in liability for pre-existing warranties, including expirations	7	1	(22)	39

Balance, end of period	$446	$462	$446	$462

10.	Equity

Issuance of Common Shares

During the nine months ended April 3, 2009, the Company issued approximately 1 million of its common shares upon the exercise of stock options and approximately 5 million of its common shares related to the Company’s ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its common shares during the three and nine months ended April 3, 2009. As of April 3, 2009, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan.

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

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al—Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. The Company declined Convolve’s offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,9156,635, “Shaping Command Inputs to Minimize Unwanted Dynamics “ (the “‘635 patent “) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claim their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages.

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

Siemens, AG v. Seagate Technology—On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleges that Seagate drives incorporating Giant Magnetic Resistive (GMR) sensors infringe the ‘838 patent. The complaint seeks damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. The Company served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistive (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the ‘838 patent. Trial began on November 12, 2008, and a jury returned a verdict in favor of Seagate on December 23, 2008, finding the ‘838 patent invalid on grounds of both anticipation and obviousness. Judgment was entered by the court in Seagate’s favor on January 30, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Contingencies (continued)

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland) with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU’769 patent. The Company believes the claims are without merit and intends to defend against them vigorously.

Magsil Corporation and Massachusetts Institute of Technology v. Seagate Technology, et al.—On December 12, 2008, Magsil Corporation and Massachusetts Institute of Technology filed a complaint in the US District Court for the District of Delaware against three Seagate entities, Maxtor Corporation, and twelve other hard disc drive and recording head manufacturing companies. The complaint alleges that unspecified hard disc drives and components thereof infringe two US patents: 5,629,922, entitled “Electron Tunneling Device Using Ferromagnetic Thin Films,” and 5,835,314, entitled “Tunnel Junction Device For Storage and Switching of Signals.” The complaint seeks judgment of infringement, an injunction, damages in an unstated amount, interest, and costs. On February 2, 2009, the Seagate entities filed an answer to the complaint, denying all material allegations and asserting affirmative defenses. The Company believes the claims are without merit and intends to defend against them vigorously.

Qimonda AG v, LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC set trial for June 1, 2009. The target date for completion of the investigation and, if a violation of the law is found, issuance of any remedy is February 16, 2010. The Company has evaluated the complaint and filed an Answer on January 16, 2009. The Company intends to vigorously defend the infringement allegations.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. 115-2 and SFAS No. 124-2), which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The Company is currently evaluating the impact of the pending adoption of FSP No. 115-2 and SFAS No. 124-2 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinions (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS No. 107-1 and APB Opinion No. 28-1), which amends SFAS No. 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP SFAS No. 107-1 and APB Opinion No. 28-1 is effective for interim reporting periods ending after June 15, 2009, and will be adopted by the Company beginning in the first quarter of its fiscal year 2010.

In May 2008, the FASB issued FSP, Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1), which may require the Company to recognize additional non cash interest expense related to its Convertible Senior Notes in its consolidated statements of operations. FSP APB No. 14-1 requires the issuer to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB No. 14-1 must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). The Company will adopt FSP APB No. 14-1 in its fiscal year 2010, and is currently evaluating the impact of the pending adoption on its consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company implemented SFAS No. 161 in its third fiscal quarter of 2009.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in its first quarter of fiscal year 2010.

In September 2006, the FASB issued SFAS No. 157. In the first quarter of fiscal year 2009, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 4 for further details on the Company’s fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 152-1) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 152-2). Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. As described in Note 4, the Company has adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The Company is currently evaluating the impact of the pending adoption on its consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the “2009 Notes”), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2009 Notes and the 2011 Notes, the “Senior Notes”), on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at April 3, 2009 and June 27, 2008, the Condensed Consolidating Statements of Operations for the three and nine months ended April 3, 2009 and March 28, 2008 and the Condensed Consolidating Statements of Cash Flows for the nine months ended April 3, 2009 and March 28, 2008. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$—	$1,344	$—	$1,352
Short-term investments	—	—	129	—	129
Accounts receivable, net	—	—	872	—	872
Intercompany receivable	—	—	117	(117)	—
Inventories	—	—	577	—	577
Other current assets	—	—	614	—	614

Total Current Assets	8	—	3,653	(117)	3,544
Property, equipment and leasehold improvements, net	—	—	2,355	—	2,355
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	62	—	62
Equity investment in HDD	4,853	—	—	(4,853)	—
Equity investments in Non-Guarantors	—	3,127	232	(3,359)	—
Intercompany note receivable	—	3,567	700	(4,267)	—
Other assets, net	—	12	622	—	634

Total Assets	$4,861	$6,706	$7,655	$(12,596)	$6,626

Short-term borrowings	$—	$350	$—	$—	$350
Accounts payable	—	—	1,389	—	1,389
Intercompany payable	—	—	117	(117)	—
Accrued employee compensation	—	—	117	—	117
Accrued expenses	—	5	659	—	664
Accrued income taxes	—	—	9	—	9
Current portion of long-term debt	—	300	20	—	320

Total Current Liabilities	—	655	2,311	(117)	2,849
Other non-current liabilities	—	—	346	—	346
Intercompany note payable	3,277	—	990	(4,267)	—
Long-term accrued income taxes	—	—	167	—	167
Long-term debt, less current portion	—	1,198	482	—	1,680
Liability for deficit of Maxtor	—	—	681	(681)	—

Total Liabilities	3,277	1,853	4,977	(5,065)	5,042

Shareholders’ Equity	1,584	4,853	2,678	(7,531)	1,584

Total Liabilities and Shareholders’ Equity	$4,861	$6,706	$7,655	$(12,596)	$6,626

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
	(In millions)
Cash and cash equivalents	$3	$—	$987	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	—	181	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	—	4,450	(181)	4,272
Property, equipment and leasehold improvements, net	—	—	2,464	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investment in HDD	7,767	—	—	(7,767)	—
Equity investments in Non-Guarantors	—	6,089	233	(6,322)	—
Intercompany note receivable	—	3,183	652	(3,835)	—
Other assets, net	—	14	907	—	921

Total Assets	$7,770	$9,286	$11,169	$(18,105)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	22	802	—	825
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	—	360	—	360

Total Current Liabilities	1	22	3,445	(181)	3,287
Other non-current liabilities	—	—	367	—	367
Intercompany note payable	3,183	—	652	(3,835)	—
Long-term accrued income taxes	—	—	210	—	210
Long-term debt, less current portion	—	1,497	173	—	1,670
Liability for deficit of Maxtor	—	—	656	(656)	—

Total Liabilities	3,184	1,519	5,503	(4,672)	5,534

Shareholders’ Equity	4,586	7,767	5,666	(13,433)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$9,286	$11,169	$(18,105)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,150	$—	$2,150
Cost of revenue	—	—	1,993	—	1,993
Product development	—	—	243	—	243
Marketing and administrative	—	—	134	—	134
Amortization of intangibles	—	—	13	—	13
Restructuring and other, net	—	—	25	—	25

Total operating expenses	—	—	2,408	—	2,408

Income (loss) from operations	—	—	(258)	—	(258)
Interest income	—	2	7	(6)	3
Interest expense	—	(27)	(14)	6	(35)
Equity in income (loss) of HDD	(273)	—	—	273	—
Equity in income (loss) of Non-Guarantors	—	(248)	(9)	257	—
Other, net	—	—	1	—	1

Other income (expense), net	(273)	(273)	(15)	530	(31)

Income (loss) before income taxes	(273)	(273)	(273)	530	(289)
Provision for (benefit from) income taxes	—	—	(16)	—	(16)

Net income (loss)	$(273)	$(273)	$(257)	$530	$(273)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$7,452	$—	$7,452
Cost of revenue	—	—	6,448	—	6,448
Product development	—	—	738	—	738
Marketing and administrative	—	—	424	—	424
Amortization of intangibles	—	—	41	—	41
Restructuring	—	—	126	—	126
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	—	10,067	—	10,067

Income (loss) from operations	—	—	(2,615)	—	(2,615)
Interest income	—	3	35	(23)	15
Interest expense	—	(73)	(45)	23	(95)
Equity in income (loss) of HDD	(3,005)	—	—	3,005	—
Equity in income (loss) of Non-Guarantors	—	(2,935)	(82)	3,017	—
Other, net	—	—	(26)	—	(26)

Other income (expense), net	(3,005)	(3,005)	(118)	6,022	(106)

Income (loss) before income taxes	(3,005)	(3,005)	(2,733)	6,022	(2,721)
Provision for (benefit from) income taxes	—	—	284	—	284

Net income (loss)	$(3,005)	$(3,005)	$(3,017)	$6,022	$(3,005)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(3,005)	$(3,005)	$(3,017)	$6,022	$(3,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	707	—	707
Stock-based compensation	—	—	70	—	70
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290
Deferred income taxes	—	—	295	—	295
Equity in (income) loss of HDD	3,005	—	—	(3,005)	—
Equity in (income) loss of Non-Guarantors	—	2,935	82	(3,017)	—
Other non-cash operating activities, net	—	—	(8)	—	(8)
Changes in operating assets and liabilities, net	(2)	(15)	299	—	282

Net cash provided by (used in) operating activities	(2)	(85)	718	—	631
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(553)	—	(553)
Purchase of short-term investments	—	—	(124)	—	(124)
Maturities and sales of short-term investments	—	—	146	—	146
Other investing activities, net	—	—	19	—	19

Net cash provided by (used in) investing activities	—	—	(512)	—	(512)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	350	—	—	350
Repayment of long-term debt	—	—	(20)	—	(20)
Loan from HDD to Parent	94	(94)	—	—	—
Loan from HDD to Non-Guarantor	—	(290)	290	—	—
Investment by HDD in Non-Guarantor	—	(5)	5	—	—
Distribution from Non-Guarantor to HDD	—	124	(124)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	45	—	—	—	45
Dividends to shareholders	(132)	—	—	—	(132)

Net cash provided by (used in) financing activities	7	85	151	—	243

Increase (decrease) in cash and cash equivalents	5	—	357	—	362
Cash and cash equivalents at the beginning of the period	3	—	987	—	990

Cash and cash equivalents at the end of the period	$8	$—	$1,344	$—	$1,352

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$3,104	$—	$3,104
Cost of revenue	—	—	2,288	—	2,288
Product development	—	—	254	—	254
Marketing and administrative		—	164	—	164
Amortization of intangibles	—	—	15	—	15
Restructuring and other, net	—	—	20	—	20

Total operating expenses	—	—	2,741	—	2,741

Income (loss) from operations	—	—	363	—	363
Interest income	—	—	24	(8)	16
Interest expense	—	(22)	(16)	8	(30)
Equity in income (loss) of HDD	344	—	—	(344)	—
Equity in income (loss) of Non-Guarantors	—	366	(8)	(358)	—

Other income (expense), net	344	344	—	(702)	(14)

Income (loss) before income taxes	344	344	363	(702)	349
Provision for (benefit from) income taxes	—	—	5	—	5

Net income (loss)	$344	$344	$358	$(702)	$344

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,809	$—	$9,809
Cost of revenue	—	—	7,295	—	7,295
Product development	—	—	758	—	758
Marketing and administrative	1	—	483	—	484
Amortization of intangibles	—	—	41	—	41
Restructuring and other, net	—	—	52	—	52

Total operating expenses	1	—	8,629	—	8,630

Income (loss) from operations	(1)	—	1,180	—	1,179
Interest income	—	—	79	(28)	51
Interest expense	—	(69)	(55)	28	(96)
Equity in income (loss) of HDD	1,103	—	—	(1,103)	—
Equity in income (loss) of Non-Guarantors	—	1,172	(55)	(1,117)	—
Other, net	—	—	13	—	13

Other income (expense), net	1,103	1,103	(18)	(2,220)	(32)

Income (loss) before income taxes	1,102	1,103	1,162	(2,220)	1,147
Provision for (benefit from) income taxes	—	—	45	—	45

Net income (loss)	$1,102	$1,103	$1,117	$(2,220)	$1,102

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income	$1,102	$1,103	$1,117	$(2,220)	$1,102
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	631	—	631
Stock-based compensation	—	—	86	—	86
Deferred income taxes	—	—	17	—	17
Equity in (income) of HDD	(1,103)	—	—	1,103	—
Equity in (income) loss of Non-Guarantors	—	(1,172)	55	1,117	—
Other non-cash operating activities, net	—	4	(14)	—	(10)
Changes in operating assets and liabilities, net	(5)	17	305	—	317

Net cash (used in) provided by operating activities	(6)	(48)	2,197	—	2,143
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(637)	—	(637)
Purchase of short-term investments	—	—	(439)	—	(439)
Maturities and sales of short-term investments	—	—	425	—	425
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	—	44	—	44

Net cash used in investing activities	—	—	(685)	—	(685)
FINANCING ACTIVITIES
Loan from HDD to Parent	1,307	(1,307)	—	—	—
Repayment of debt	—	—	(34)	—	(34)
Investment by HDD in Non-Guarantor	—	(5)	5	—	—
Distribution from Non-Guarantor to HDD	—	1,360	(1,360)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	172	—	—	—	172
Dividends to shareholders	(159)	—	—	—	(159)
Repurchase of common shares	(1,284)	—	—	—	(1,284)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	36	48	(1,387)	—	(1,303)

Increase in cash and cash equivalents	30	—	125	—	155
Cash and cash equivalents at the beginning of the period	4	—	984	—	988

Cash and cash equivalents at the end of the period	$34	$—	$1,109	$—	$1,143

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

On May 19, 2006, in connection with the acquisition of Maxtor, the Company, Maxtor and the trustee under the indentures for the 2.375% Notes and the 6.8% Senior Convertible Notes due 2010 (the “6.8% Notes”) entered into a supplemental indenture pursuant to which such notes became convertible into the Company’s common shares. In addition, the Company agreed to fully and unconditionally guarantee the 2.375% Notes and 6.8% Notes on a senior unsecured basis. The Company’s obligations under its guarantee rank in right of payment with all of its existing and future senior unsecured indebtedness. The indentures do not contain any financial covenants and do not restrict Maxtor from paying dividends, incurring additional indebtedness or issuing or repurchasing its other securities. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at April 3, 2009 and June 27, 2008, the Condensed Consolidating Statements of Operations for the three and nine months ended April 3, 2009 and March 28, 2008 and the Condensed Consolidating Statements of Cash Flows for the nine months ended April 3, 2009 and March 28, 2008. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the 2.375% Notes and 6.8% Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$8	$1	$1,343	$—	$1,352
Short-term investments	—	—	129	—	129
Accounts receivable, net	—	—	872	—	872
Intercompany receivable	—	96	21	(117)	—
Inventories	—	—	577	—	577
Other current assets	—	54	560	—	614

Total Current Assets	8	151	3,502	(117)	3,544
Property, equipment and leasehold improvements, net	—	2	2,353	—	2,355
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	62	—	62
Equity investments in Non-Guarantors	4,853	232	3,127	(8,212)	—
Intercompany note receivable	—	—	4,267	(4,267)	—
Other assets, net	—	351	283	—	634

Total Assets	$4,861	$736	$13,625	$(12,596)	$6,626

Short-term borrowings	$—	$—	$350	$—	$350
Accounts payable	—	—	1,389	—	1,389
Intercompany payable	—	21	96	(117)	—
Accrued employee compensation	—	—	117	—	117
Accrued expenses	—	26	638	—	664
Accrued income taxes	—	6	3	—	9
Current portion of long-term debt	—	5	315	—	320

Total Current Liabilities	—	58	2,908	(117)	2,849
Other non-current liabilities	—	50	296	—	346
Intercompany note payable	3,277	700	290	(4,267)	—
Long-term accrued income taxes	—	127	40	—	167
Long-term debt, less current portion	—	482	1,198	—	1,680
Liability for deficit of Maxtor	—	—	681	(681)	—

Total Liabilities	3,277	1,417	5,413	(5,065)	5,042

Shareholders’ Equity (Deficit)	1,584	(681)	8,212	(7,531)	1,584

Total Liabilities and Shareholders’ Equity	$4,861	$736	$13,625	$(12,596)	$6,626

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

June 27, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$1	$986	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	181	—	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	182	4,268	(181)	4,272
Property, equipment and leasehold improvements, net	—	4	2,460	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investments in Non-Guarantors	7,767	233	6,089	(14,089)	—
Intercompany note receivable	—	—	3,835	(3,835)	—
Other assets, net	—	298	623	—	921

Total Assets	$7,770	$717	$19,738	$(18,105)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	29	795	—	825
Accrued income taxes	—	6	4	—	10
Current portion of long-term debt	—	330	30	—	360

Total Current Liabilities	1	365	3,102	(181)	3,287
Other non-current liabilities	—	51	316	—	367
Intercompany note payable	3,183	652	—	(3,835)	—
Long-term accrued income taxes	—	132	78	—	210
Long-term debt, less current portion	—	173	1,497	—	1,670
Liability for deficit of Maxtor	—	—	656	(656)	—

Total Liabilities	3,184	1,373	5,649	(4,672)	5,534

Shareholders’ Equity (Deficit)	4,586	(656)	14,089	(13,433)	4,586

Total Liabilities and Shareholders’ Equity	$7,770	$717	$19,738	$(18,105)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$2,150	$—	$2,150
Cost of revenue	—	1	1,992	—	1,993
Product development	—	—	243	—	243
Marketing and administrative	—	—	134	—	134
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	25	—	25

Total operating expenses	—	1	2,407	—	2,408

Income (loss) from operations	—	(1)	(257)	—	(258)
Interest income	—	—	9	(6)	3
Interest expense	—	(12)	(29)	6	(35)
Equity in income (loss) of Maxtor	—	—	(26)	26	—
Equity in income (loss) of Non-Guarantors	(273)	2	(233)	504	—
Other, net	—	—	1	—	1

Other income (expense), net	(273)	(10)	(278)	530	(31)

Income (loss) before income taxes	(273)	(11)	(535)	530	(289)
Provision for (benefit from) income taxes	—	—	(16)	—	(16)

Net income (loss)	$(273)	$(11)	$(519)	$530	$(273)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$7,452	$—	$7,452
Cost of revenue	—	2	6,446	—	6,448
Product development	—	2	736	—	738
Marketing and administrative	—	(5)	429	—	424
Amortization of intangibles	—	—	41	—	41
Restructuring	—	10	116	—	126
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	9	10,058	—	10,067

Income (loss) from operations	—	(9)	(2,606)	—	(2,615)
Interest income	—	—	38	(23)	15
Interest expense	—	(42)	(76)	23	(95)
Equity in income (loss) of Maxtor	—	—	(81)	81	—
Equity in income (loss) of Non-Guarantors	(3,005)	(16)	(2,920)	5,941	—
Other, net	—	—	(26)	—	(26)

Other income (expense), net	(3,005)	(58)	(3,065)	6,022	(106)

Income (loss) before income taxes	(3,005)	(67)	(5,671)	6,022	(2,721)
Provision for (benefit from) income taxes	—	(1)	285	—	284

Net income (loss)	$(3,005)	$(66)	$(5,956)	$6,022	$(3,005)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 3, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(3,005)	$(66)	$(5,956)	$6,022	$(3,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2	705	—	707
Stock-based compensation	—	3	67	—	70
Impairment of goodwill and long-lived assets	—	—	2,290	—	2,290
Deferred income taxes	—	—	295	—	295
Equity in (income) loss of Maxtor	—	—	66	(66)	—
Equity in (income) loss of Non-Guarantors	3,005	16	2,935	(5,956)	—
Other non-cash operating activities, net	—	1	(9)	—	(8)
Changes in operating assets and liabilities, net	(2)	(6)	290	—	282

Net cash provided by (used in) operating activities	(2)	(50)	683	—	631
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(553)	—	(553)
Purchase of short-term investments	—	—	(124)	—	(124)
Maturities and sales of short-term investments	—	—	146	—	146
Other investing activities, net	—	—	19	—	19

Net cash provided by (used in) investing activities	—	—	(512)	—	(512)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	350	—	350
Repayment of long-term debt	—	(5)	(15)	—	(20)
Loan from Non-Guarantor to Parent	94	—	(94)	—	—
Loan from Non-Guarantor to Maxtor	—	48	(48)	—	—
Distribution from Non-Guarantor to HDD	—	—	(124)	124	—
Distribution to HDD from Non-Guarantor	—	—	124	(124)	—
Distribution from Non-Guarantor to Maxtor	—	7	(7)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	45	—	—	—	45
Dividends to shareholders	(132)	—	—	—	(132)

Net cash provided by (used in) financing activities	7	50	186	—	243

Increase (decrease) in cash and cash equivalents	5	—	357	—	362
Cash and cash equivalents at the beginning of the period	3	1	986	—	990

Cash and cash equivalents at the end of the period	$8	$1	$1,343	$—	$1,352

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$1	$3,103	$—	$3,104
Cost of revenue	—	2	2,286	—	2,288
Product development	—	2	252	—	254
Marketing and administrative	—	1	163	—	164
Amortization of intangibles	—	—	15	—	15
Restructuring and other, net	—	—	20	—	20

Total operating expenses	—	5	2,736	—	2,741

Income (loss) from operations	—	(4)	367	—	363
Interest income	—	—	24	(8)	16
Interest expense	—	(15)	(23)	8	(30)
Equity in income (loss) of Maxtor	—	—	(12)	12	—
Equity in income (loss) of Non-Guarantors	344	4	366	(714)	—
Other, net	—	4	(4)	—	—

Other income (expense), net	344	(7)	351	(702)	(14)

Income (loss) before income taxes	344	(11)	718	(702)	349
Provision for (benefit from) income taxes	—	1	4	—	5

Net income (loss)	$344	$(12)	$714	$(702)	$344

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$9	$9,800	$—	$9,809
Cost of revenue	—	12	7,283	—	7,295
Product development	—	7	751	—	758
Marketing and administrative	1	7	476	—	484
Amortization of intangibles	—	—	41	—	41
Restructuring and other, net	—	—	52	—	52

Total operating expenses	1	26	8,603	—	8,630

Income (loss) from operations	(1)	(17)	1,197	—	1,179
Interest income	—	—	79	(28)	51
Interest expense	—	(49)	(75)	28	(96)
Equity in income (loss) of Maxtor	—	—	(58)	58	—
Equity in income (loss) of Non-Guarantors	1,103	3	1,172	(2,278)	—
Other, net	—	6	7	—	13

Other income (expense), net	1,103	(40)	1,125	(2,220)	(32)

Income (loss) before income taxes	1,102	(57)	2,322	(2,220)	1,147
Provision for (benefit from) income taxes	—	1	44	—	45

Net income (loss)	$1,102	$(58)	$2,278	$(2,220)	$1,102

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended March 28, 2008

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$1,102	$(58)	$2,278	$(2,220)	$1,102
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	628	—	631
Stock-based compensation	—	11	75	—	86
Deferred income taxes	—	5	12	—	17
Equity in loss of Maxtor	—	—	58	(58)	—
Equity in (income) loss of Non-Guarantors	(1,103)	(3)	(1,172)	2,278	—
Other non-cash operating activities, net	—	2	(12)	—	(10)
Changes in operating assets and liabilities, net	(5)	(61)	383	—	317

Net cash (used in) provided by operating activities	(6)	(101)	2,250	—	2,143
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(637)	—	(637)
Purchase of short-term investments	—	—	(439)	—	(439)
Maturities and sales of short-term investments	—	—	425	—	425
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)	—	(78)
Other investing activities, net	—	7	37	—	44

Net cash used in investing activities	—	7	(692)	—	(685)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	1,307	—	(1,307)	—	—
Repayment of debt	—	(5)	(29)	—	(34)
Loan from Non-Guarantor to Maxtor	—	87	(87)	—	—
Distribution from Non-Guarantor to HDD	—	—	(1,360)	1,360	—
Distribution to HDD from Non-Guarantor	—	—	1,360	(1,360)	—
Distribution from Non-Guarantor to Maxtor	—	10	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	172	—	—	—	172
Dividends to shareholders	(159)	—	—	—	(159)
Repurchases of common shares	(1,284)	—	—	—	(1,284)
Other financing activities, net	—	—	2	—	2

Net cash provided by (used in) financing activities	36	92	(1,431)	—	(1,303)

Increase (decrease) in cash and cash equivalents	30	(2)	127	—	155
Cash and cash equivalents at the beginning of the period	4	3	981	—	988

Cash and cash equivalents at the end of the period	$34	$1	$1,108	$—	$1,143

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	Subsequent Events

On May 1, 2009, the Company completed the sale of $430 million aggregate principal amount of 10% Senior Secured Second-Priority Notes Due 2014, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the notes are unconditionally guaranteed by the Company and certain of its material subsidiaries. In addition, the obligations under the notes are secured by a second-priority lien on substantially all of the Company’s tangible and intangible assets. The net proceeds from the offering of the notes were approximately $399 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended April 3, 2009, herein referred to as “the March 2009 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, together with its subsidiaries.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter and nine months ended April 3, 2009 consisted of 13 weeks and 40 weeks, respectively. The quarter ended October 3, 2008 consisted of 14 weeks. The quarter and nine months ended March 28, 2008 consisted of 13 weeks and 39 weeks, respectively. Fiscal year 2009 will be comprised of 53 weeks and will end on July 3, 2009. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects and industry estimates for the fiscal quarter ending July 3, 2009 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include the impact of the variable demand and the aggressive pricing environment for disk drives, particularly in view of the current deterioration in business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with our restructuring plans; and the factors listed in the “Risk Factors” section of Item 1A of Part II of this Quarterly Report on Form 10-Q, which we encourage you to carefully read. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 13, 2008 as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Quarters Ended
	April 3, 2009	January 2, 2009	March 28, 2008
Revenues by Channel (%)
OEM	61%	67%	65%
Distributors	29%	26%	28%
Retailers	10%	7%	7%
Revenues by Geography (%)
North America	27%	27%	31%
Europe	28%	27%	28%
Far East	45%	46%	41%

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

Disk Drive Industry Consolidation

Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. The current negative macroeconomic environment as well as the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may drive future industry consolidation. For example, Toshiba Corporation recently announced that it intends to acquire Fujitsu Limited’s hard disk drive business. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

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

We believe that price erosion during the March 2009 quarter returned to a more seasonally typical level after several quarters of sharper price erosion. Although our visibility as to levels of price erosion is limited, a number of industry participants, including Seagate, continue to take steps to reduce manufacturing capacity. To remain competitive, we believe it will be necessary for industry participants to continue to introduce new product offerings that utilize advanced technologies ahead of the competition in order to take advantage of potentially higher initial profit margins and reduced cost structures on these new products.

Disk Drive Industry Demand Trends

The disk drive industry is sensitive to global macroeconomic conditions and is currently significantly impacted by the downturn in economic activity. We believe the total available market (TAM) for disk drives, in aggregate, declined approximately 15% from the year-ago quarter, primarily due to the downturn in the macroeconomic environment. As the extent and length of the current macroeconomic environment is unknown, such uncertainty limits our visibility of industry demand.

Notwithstanding the current economic conditions, we believe, in the long term, that technological advances in storage technology and a proliferation of non-compute applications are increasingly driving the broad, global proliferation of digital content through the creation, sharing, aggregation, distribution, consumption and protection of all types of digital content. We believe that growth in digital content is being driven by increases in media-rich and user-generated content, the digitization of content previously stored in analog format and the duplication of content in multiple locations. As a result of these factors, the nature and amount of content being created will require increasingly higher storage capacity in order to store, manage, distribute, back up and use such content. Additionally, we expect the proliferation of consumer targeted digital content will create additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content. We believe such trends will result in increased demands for higher capacity disk drive products.

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

In the long term, we believe that the disk drive industry will also be impacted by the following trends:

•

Disk Drives for Mobile Compute. Over the long term the mobile compute market is growing faster than the market for desktop computers as price and performance continue to improve. Notebook systems are increasingly becoming the preference for both consumers and enterprises as the need for mobility increases and wireless adoption continues to advance.

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

•

Disk Drives for Enterprise Storage. We believe that the enterprise storage TAM in the March 2009 quarter declined by over 30% year over year mainly due to the current economic contraction and the related consolidation in the financial services industry which traditionally represents a significant portion of the market for enterprise disk drives. In addition, higher storage utilization rates in data centers and deferred purchases of information technology equipment also contributed to the decline in the TAM.

We define enterprise storage as drives used in mission critical applications. Mission critical enterprise storage is defined by the use of high performance, high capacity disk drives in applications that are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to be driven by many enterprises continuing to move network traffic to dedicated storage area networks. Many enterprises are also moving away from the use of server-attached storage to network-attached storage and are consolidating data centers, aiming to increase speed and reliability within a smaller space, reducing network complexity and increasing energy savings, which has led to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance disk drives with sophisticated software and communications technologies.

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

•

Disk Drives for Desktop Computing. We define the desktop computing market as traditional desktop and business critical applications. We believe the that the current economic conditions coupled with the continuing shift towards notebook computing has contributed to the almost 20% year over year decline in demand for disk drives for desktop computing in the March 2009 quarter. Additionally, we believe the contraction of the demand for disk drives for desktop computing will continue as consumers increasingly choose notebooks for their computing needs.

Higher capacity disk drives used in business critical applications are used to store less frequently accessed, less time-critical, but capacity-intensive data. Business critical electronic data, which historically has been stored on tape or other backup and archival technologies, are now being stored on these high capacity disk drives because of decreases in cost per gigabyte. In the long term, however, we believe that this trend towards business critical systems that utilize high capacity enterprise class disk drives will likely absorb some of the demand for disk drives used in traditional mission critical enterprise storage.

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

While volatility has increased in all markets, and current uncertainty in global economic conditions makes it particularly difficult to predict disk drive demand, we believe demand in the June 2009 quarter will be relatively flat compared to the March 2009 quarter.

Suppliers of Components and Capital Equipment

Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. As a result, vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. While we believe that there is more than adequate supply to meet currently identified industry demand, further consolidation, which may be accelerated by the current economic conditions, could limit the supply of components from independent suppliers in the long term. Drive manufacturers have substantially reduced their capital spending plans due to the conditions in demand. As a result, capital equipment manufacturers may be increasingly financially constrained and, therefore, may be less able to supply equipment when needed.

Industry Supply Balance

Historically, the industry has from time to time experienced periods of imbalances between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally more benign.

While we believe the disk drive industry entered the March 2009 quarter with excess capacity, the industry continued to adjust its output to align with reduced market demand. In addition, we believe the industry entered into the March 2009 quarter with inventory levels in the supply chain at a level that could not support end user demand. At the end of the March 2009 quarter, we believe the level of distribution inventory increased slightly to approximately four weeks, which is at the low end of the historical range. As a result, during the March 2009 quarter, price erosion was more closely aligned with historical seasonal trends.

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

Operating Performance

In the March 2009 quarter, the macroeconomic conditions continued to negatively impact our operating performance; however, this effect was partially offset by increased market share.

•

Revenue—Revenue for the March 2009 quarter decreased approximately 5% from the immediately preceding quarter, while units shipped increased 5%. The decrease in revenue was driven by both an unfavorable mix, as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and price erosion.

Revenue for the March 2009 quarter and the first nine months of fiscal year 2009 decreased from the corresponding year-ago periods by approximately 31% and 24%, respectively. Revenue for both periods was negatively impacted by price erosion, an unfavorable mix as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and a decrease in the number of disk drives shipped, which resulted from a decrease in the TAM.

Our average sales price (ASP) per unit for our disk drive products was $55 for the March 2009 quarter, down from $60 and $72 in the immediately preceding and year-ago quarters, respectively. The sequential and year over year ASP declines were driven by an unfavorable mix of products due to a lower percentage of higher-priced enterprise units shipped and price erosion.

•

Enterprise—We believe we maintained our market leadership position in the enterprise market, shipping 3.4 million units, decreases of 21% and 36% from the immediately preceding and year-ago quarters, respectively. The decreases in the number of units shipped from both the immediately preceding and year-ago quarters were primarily attributable to lower market demand. We believe that the enterprise storage TAM in the March 2009 quarter declined by over 30% year over year mainly due to the current economic contraction and the related consolidation in the financial services industry, which traditionally represents a significant portion of the market for enterprise disk drives. In addition, higher storage utilization rates in data centers and deferred purchases of information technology equipment also contributed to the decline in the TAM.

•

Mobile—In the March 2009 quarter, we shipped 8.9 million units, an increase of 18% from the immediately preceding quarter and 62% from the year-ago quarter, driven primarily by an increase of market share due to our more market competitive product offerings.

•

Desktop—In the March 2009 quarter, we shipped 22 million units, an increase of 6% and a decrease of 17% from the immediately preceding and year-ago quarters, respectively. The increase from the immediately preceding quarter was driven by an increase in market share. The decrease from the year ago quarter was primarily driven by an approximate 18% decrease in the TAM due to lower consumer and enterprise spending as a result of the macroeconomic conditions and the continued shift in demand from desktop to notebook computers. In the global distribution channel, we exited the March 2009 quarter with distribution channel inventory for desktop products at less than four weeks.

•

Consumer—In the March 2009 quarter, we shipped a total of 3.9 million units, which was essentially flat compared to the immediately preceding quarter, but a decrease of 23% from the year-ago quarter. Reduced consumer spending resulting from the macroeconomic conditions contributed to this decrease. In addition, our decision not to participate in the economically unattractive portions of the gaming market was the primary reason for the year over year decline in units shipped.

Other factors affecting results of operations—For the March 2009 quarter and the first nine months of fiscal year 2009, our results of operations were also affected by restructuring and related charges of approximately $36 million and $181 million, respectively. Included in these charges were accelerated depreciation relating to the closure of our Milpitas and Pittsburgh facilities amounting to $11 million and $55 million for the quarter and the first nine months of fiscal year 2009, respectively. The remaining restructuring charges of $25 million for the quarter and $126 million for the first nine months of fiscal year 2009 were comprised of severance and other exit costs.

Seasonality

Historically, we have exhibited seasonally lower unit demand during the second half of each fiscal year. While volatility has increased in all markets, and current uncertainty in global economic conditions makes it particularly difficult to predict disk drive demand, we believe demand in the June 2009 quarter will be relatively flat compared to the March 2009 quarter.

Recording Heads and Media

We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. As a result of the macroeconomic conditions, our manufacturing operations have experienced a sharp reduction in utilization levels, with a resulting increase in our unit costs for recording heads and media.

The extent of our use of externally sourced recording heads, media and aluminum substrates varies based on product mix, technology and our internal capacity levels. We purchase from third parties all of our glass substrates, which are used to manufacture our disk drives for mobile and small form factor CE products.

Suppliers of Components and Capital Equipment

Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers from whom we purchase components. Consolidation among our suppliers, which may be accelerated by the current economic conditions, could further limit our sources of components from independent suppliers in the future. We and other disk drive manufacturers have substantially reduced our capital spending plans due to the downturn in demand. As a result, our capital equipment suppliers may be increasingly financially constrained and, therefore, may be less able to supply us equipment when needed.

Research and Development

In September 2008, as part of our restructuring efforts, we announced the proposed closure of our research facility in Pittsburgh, Pennsylvania. The research effort in Pittsburgh was moved into existing facilities, primarily in Minnesota and California. We currently plan to cease operations at our Pittsburgh facility during our fourth quarter of fiscal year 2009. We believe these restructuring efforts will not adversely impact our ability to deliver time-to-market products.

Capital Investments

In the March 2009 quarter, we made $59 million in capital investments. Capital investments will continue to be muted for the remainder of fiscal year 2009 as we believe our current capacity is adequate to support expected volume requirements for at least the next several quarters. Consequently, we expect capital investment in fiscal years 2009 and 2010 to be approximately $650 million and $450 million, respectively.

Restructuring and Other Cost Reduction Efforts

In January 2009, we announced restructuring efforts intended to realign our cost structure with the current macroeconomic business environment. These efforts included reducing worldwide headcount by approximately 4,500 employees, including a 20% reduction in vice-president level employees.

We expect these efforts to result in total pre-tax restructuring charges of $103 million, and to be largely completed by the end of fiscal year 2009. The savings generated from these restructuring activities are expected to amount to approximately $145 million annually.

In January 2009, we announced, in connection with our overall cost reduction strategy, the implementation of salary reductions for most of our worldwide professional workforce. These salary reductions began to go into effect in February 2009. The annual estimated savings generated from these salary reductions are expected to be approximately $80 million.

As part of our ongoing cost structure alignment, additional restructuring actions are currently being assessed. We believe opportunities exist to reduce operating costs in the product development, marketing and administrative, and manufacturing areas.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(in millions)		(in millions)
Revenue	$2,150	$3,104	$7,452	$9,809
Cost of revenue	1,993	2,288	6,448	7,295

Gross margin	157	816	1,004	2,514

Product development	243	254	738	758
Marketing and administrative	134	164	424	484
Amortization of intangibles	13	15	41	41
Restructuring and other, net	25	20	126	52
Impairment of goodwill and long-lived assets	—	—	2,290	—

Income (loss) from operations	(258)	363	(2,615)	1,179
Other income (expense), net	(31)	(14)	(106)	(32)

Income (loss) before income taxes	(289)	349	(2,721)	1,147
Provision for (benefit from) income taxes	(16)	5	284	45

Net income (loss)	$(273)	$344	$(3,005)	$1,102

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	93	74	87	74

Gross margin	7	26	13	26

Product development	11	8	10	8
Marketing and administrative	6	5	6	5
Amortization of intangibles	1	—	—	—
Restructuring and other, net	1	1	2	1
Impairment of goodwill and long-lived assets	—	—	31	—

Income (loss) from operations	(12)	12	(36)	12
Other income (expense), net	(2)	(1)	(1)	—

Income (loss) before income taxes	(14)	11	(37)	12
Provision for (benefit from) income taxes	1	—	(3)	1

Net income (loss)	(13)%	11%	(40)%	11%

Revenue

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Revenue	$2,150	$2,270	$3,104	$7,452	$9,809

Revenue for the March 2009 quarter decreased approximately 5% from the immediately preceding quarter, while units shipped increased 5%. The decrease in revenue was driven by both an unfavorable mix compared to the immediately preceding quarter as higher-priced enterprise drives comprised a smaller percentage of the units shipped and price erosion.

Revenue for the March 2009 quarter decreased from the year-ago quarter by approximately 31%. Revenue for the quarter was negatively impacted by price erosion, an unfavorable mix as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and a decrease in the TAM, which resulted in a decrease in the number of disk drives shipped.

Revenue for the first nine months of fiscal year 2009 decreased from the corresponding year-ago period by approximately 24%. Revenue was negatively impacted by price erosion, an unfavorable mix as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and a decrease in the TAM, which resulted in a decrease in the number of disk drives shipped.

Partially offsetting these negative trends is our increased shipments of mobile compute products where we experienced share gains due to our more market competitive product offerings, which contributed to increases in units shipped of 18% for the March 2009 quarter over the preceding quarter, 62% for the March 2009 quarter over the year-ago quarter, and 33% for the first nine months of fiscal year 2009 over the corresponding year-ago period.

Our average sales price per unit for our disk drive products was $55 for the March 2009 quarter, down from $60 and $72 in the immediately preceding and year-ago quarters, respectively. The sequential and year-on-year ASP declines were driven by an unfavorable mix of products due to a lower percentage of higher-priced enterprise units shipped and price erosion.

Unit shipments for our products in the quarter ended April 3, 2009 were as follows:

•	Enterprise—3.4 million, down from 4.3 million in the immediately preceding quarter and down from 5.3 million units in the year-ago quarter.

•	Mobile—8.9 million, up from 7.6 million and 5.5 million units in the immediately preceding and year-ago quarters, respectively.

•	Desktop—22.2 million, up from 21.0 million and down from 26.7 million units in the immediately preceding and year-ago quarters, respectively.

•	Consumer—3.9 million, flat compared to 3.9 million and down from 5.1 million units in the immediately preceding and year-ago quarters, respectively.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were almost 14% of our gross revenue for the March 2009 quarter as compared to 15% and 9% in the immediately preceding and year-ago quarters, respectively. The increase in sales programs compared to the year-ago quarter was due to the ongoing competitive pricing environment and a higher mix of retail and distribution revenue.

Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Cost of revenue	$1,993	$1,948	$2,288	$6,448	$7,295
Gross margin	$157	$322	$816	$1,004	$2,514
Gross margin percentage	7%	14%	26%	13%	26%

Gross margin as a percentage of revenue for the March 2009 quarter compressed by almost 700 basis points compared with the immediately preceding quarter, primarily due to lower factory utilization as we aggressively managed inventory, lower enterprise units shipped, and shipments of older, higher cost products.

Gross margin as a percentage of revenue decreased by approximately 1900 basis points from the year-ago quarter primarily due to price erosion, lower capacity utilization as production volume dropped significantly, and a higher cost structure on certain older products as we continue to transition to newer more cost efficient product platforms.

For the first nine months of fiscal year 2009, gross margin as a percentage of revenue decreased by 1300 basis points from the year-ago period primarily due to price erosion and lower capacity utilization.

Product Development Expense

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Product development	$243	$235	$254	$738	$758

Product development expense for the March 2009 quarter increased approximately 3% from the immediately preceding quarter primarily due to a $10 million reduction in research grants, a $10 million increase in expense due to changes in the deferred compensation plan liabilities, and a $7 million increase in material and other program expenses related to increased product development activity, partly offset by a decrease in payroll expense and other employee benefits of approximately $19 million related to cost-cutting and restructuring efforts.

Product development expense for the March 2009 quarter decreased approximately 4% from the year-ago quarter, of which $22 million is related to variable performance-based compensation in the year-ago quarter, partially offset by $11 million accelerated depreciation expense related to the closure of our Pittsburgh facility incurred in the March 2009 quarter.

Product development expense for the first nine months of fiscal year 2009 decreased by 3% when compared to the corresponding year-ago period, which included $67 million in variable performance-based compensation. In addition, other employee benefits decreased by $19 million due to changes in deferred compensation plan liabilities. These decreases were partially offset by increased payroll expense of approximately $23 million resulting from annual wage increases and a 14-week September 2008 quarter, an increase of approximately $25 million accelerated depreciation expense related to the closure of our Pittsburgh facility, and $26 million of incremental material and other program expenses related to increased product development activity.

Marketing and Administrative Expense

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Marketing and administrative	$134	$142	$164	$424	$484

Marketing and administrative expense for the March 2009 quarter decreased approximately 6% from the immediately preceding quarter driven primarily by a $12 million reduction in advertising expense. This was partially offset by a $5 million increase in expense due to changes in the deferred compensation plan liabilities.

Marketing and administrative expense for the March 2009 quarter decreased approximately 18% from the year-ago quarter, primarily due to $14 million in variable performance-based compensation in the year-ago quarter and $21 million of reduced discretionary spending in the March 2009 quarter. These were partially offset by an increase of $3 million in litigation expenses.

Marketing and administrative expense for the first nine months of fiscal year 2009 decreased by approximately 12% from the corresponding year-ago period. This was primarily due to decreases of $42 million in variable performance-based compensation, $20 million due to reduced use of consultants and outside services, $11 million due to a decline in the deferred compensation plan liabilities, and $9 million reduced travel expense. This was partially offset by $17 million increased payroll expense due to annual wage increases and a 14-week September 2008 quarter as well as $15 million additional legal expense.

Amortization of Intangibles

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Amortization of intangibles	$13	$14	$15	$41	$41

Amortization of intangibles for the March 2009 quarter and the first nine months of fiscal year 2009 was relatively flat when compared with the immediately preceding and year-ago quarters and first nine months of fiscal year 2008.

Restructuring, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Restructuring and other, net	$25	$78	$20	$126	$52

During the March 2009 quarter we recorded $25 million of restructuring charges primarily related to the workforce reductions associated with our January 2009 Plan, as part of our overall efforts to realign our cost structure with the current macroeconomic business environment. The remaining $101 million recorded during the nine months ended April 3, 2009 was primarily due to $79 million related to the January 2009 plan accrued in the December 2008 quarter, a $10 million adjustment related to revised sub-lease expectations for our Maxtor facilities closures, and an additional $12 million related to other on-going restructuring activities.

Impairment of Goodwill and Long-Lived Assets

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Impairment of goodwill and long-lived assets	$—	$2,290	$—	$2,290	$—

During late November and December 2008, we observed a sharp deterioration in the general business environment and in all of our major markets. In response to the indicators of a deteriorating macroeconomic environment and the rapidly declining revenue trends experienced during our second quarter of fiscal 2009, we reduced our near-term and long-term financial projections. In the December 2008 quarter, we determined that a significant adverse change in our business climate had occurred, and completed an interim review of goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and a review of long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). Based on these reviews, we recorded impairment charges of approximately $2.3 billion for goodwill and approximately $3 million for long-lived assets in the December 2008 quarter.

Net Other Income (Expense)

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Other income (expense), net	$(31)	$(39)	$(14)	$(106)	$(32)

The change in Net other expense from the immediately preceding quarter was primarily due to $20 million reduced expense due to changes in the deferred compensation plan assets, offset by a $2 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments, a $2 million loss on the sale of auction rate securities, and a $5 million increase in interest expense. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses.

Net other expense for the March 2009 quarter increased from the year-ago quarter by 121%, primarily due to a $13 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments, a $5 million increase in interest expense, a $2 million loss on the sale of auction rate securities in the March 2009 quarter, and a $9 million decrease due to the reversal in the March 2008 quarter of unused facility reserves and gains from asset sales in the March 2008 quarter. These increases in Net other expense were partially offset by a $8 million favorable change in foreign exchange remeasurement gain due to the impact of favorable exchange rates on our foreign-denominated liabilities and $7 million reduced expense due to changes in the deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses.

The change in Net other expense from the year-ago nine-month period was primarily due to $19 million of gains on the sale of fixed assets recognized in the year-ago period, a $36 million decrease in interest income as a result of to lower yields on cash, cash equivalents and short-term investments, and a $37 million decline in the value of deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses. These increases in Net other expense were partially offset by a $17 million favorable change in foreign currency remeasurement gain due to the impact of favorable exchange rates on our foreign-denominated liabilities.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2009	January 2, 2009	March 28, 2008	April 3, 2009	March 28, 2008
Provision for (benefit from) income taxes	$(16)	$316	$5	$284	$45

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

Our income tax benefit recognized in the three months ended April 3, 2009 resulted primarily from the reversal of a portion of our income tax expense we previously recorded in the six months ended January 2, 2009 as a result of revised forecasts for operations conducted in certain jurisdictions. Our income tax provision for the nine months ended April 3, 2009 includes a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in our forecasted U.S. taxable income. The goodwill impairment charges recorded in the nine months ended April 3, 2009 resulted in no tax benefits. As of the close of the period ending April 3, 2009, we are forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses cannot be recognized. Pursuant to the accounting guidance provided in FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (FIN 18), paragraph 22a, we are now required to exclude these loss jurisdictions from our normal overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

Our income tax benefit recorded for the three months ended April 3, 2009 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i) the effect of applying the provisions of FIN 18 as described above, (ii) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, and (iv) an increase in our valuation allowance for certain deferred tax assets. Our income tax provision recorded for the nine months ended April 3, 2009 differs from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) the tax benefit related to the aforementioned tax holidays and tax incentive programs, and (iv) tax expense related to intercompany transactions. Our provision for income taxes recorded for the three and nine months ended March 28, 2008 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for U.S. deferred tax assets, and (iii) the tax expense related to intercompany transactions.

Based on our foreign ownership structure, and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 on usage of certain tax attributes, we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when, and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to Seagate Technology.

During the three and nine months ending April 3, 2009, several major U.S. tax law changes were taken into account by us in computing our tax provision for the period. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, we can elect to accelerate a portion of our unused AMT and research tax credits in lieu of the 50-percent “bonus” depreciation enacted in February 2008. We concluded that we qualify for and have elected to accelerate approximately $9 million of R&D credit carryovers to fiscal years 2008 and 2009 of which approximately $8 million of tax benefit was recognized in the three months ending October 3, 2008.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension has no immediate impact on our tax provision for the period ending October 3, 2008 due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of Net Operating Loss (NOL) carryovers for two years, our fiscal years 2009 and 2010. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We concluded that the California legislative change resulted in no net increase in our income tax expense in the period ending October 3, 2008.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to extend the acceleration of AMT and Research Credits in lieu of bonus depreciation based on qualified capital additions through the end of calendar year 2009. We concluded that we qualify for and will elect to accelerate approximately $9 million of R&D credit carryovers to fiscal year 2009. The impact of which was recognized as part of the U.S. jurisdictional effective tax rate for the period ending April 3, 2009.

On February 20, 2009, the California 2009-2010 Budget Bill (S.B. X3 15) was signed into law. Effective in our fiscal year 2012, we intend to make the annual irrevocable election to use a single sales factor for apportionment. Also, effective in our fiscal year 2012, the cost of performance provisions with respect to sales of other than tangible personal property are repealed. Instead, services are sourced to the location the services are used. We estimate that the combination of these two changes will likely result in a decrease to the effective California tax rate beginning in fiscal year 2012. The reduced California tax rate results in approximately $6 million less future tax benefit associated with California deferred tax assets expected to reverse and be realized for tax purposes in 2012 or later periods. The $6 million additional deferred tax expense was recognized in the period ending April 3, 2009.

As of April 3, 2009 we recorded net deferred tax assets of $603 million. The realization of $538 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believed that it is more likely than not that these deferred tax assets will be realized.

During the nine months ending April 3, 2009, our unrecognized tax benefits excluding interest and penalties decreased by approximately $32 million to $342 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) increases in current year unrecognized tax benefits of $8 million, and (iv) reductions from other activity of $11 million, primarily foreign exchange gains of $10 million. Approximately $22 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $68 and $146 million as of June 27, 2008 and April 3, 2009, respectively, subject to certain future valuation allowance reversals.

During the 12 months beginning April 4, 2009, we expect to reduce our unrecognized tax benefits by approximately $7 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

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

We had approximately $1.4 billion in cash and cash equivalents at April 3, 2009 representing a $362 million increase from the $990 million held at June 27, 2008. This increase in cash and cash equivalents was primarily due to cash provided by operating activities and borrowings of $350 million under our existing senior unsecured revolving credit facility, partially offset by capital expenditures and dividends paid to shareholders. In addition to the $1.4 billion in cash and cash equivalents, we had approximately $129 million in short-term investments as of April 3, 2009 compared with $151 million held on June 27, 2008.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely.

We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments. As such, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of April 3, 2009.

The following table summarizes the statements of cash flows for the periods indicated:

	For the Nine Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008
Net cash provided by (used in):
Operating Activities	$631	$2,143
Investing Activities	$(512)	$(685)
Financing Activities	$243	$(1,303)
Net increase in cash and cash equivalents	$362	$155

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended April 3, 2009 was approximately $631 million and included the effects of:

•

net loss of $3,005 million was adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of goodwill and other long-lived assets (see Item 1, Note 7 of Notes to Condensed Consolidated Financial Statements (unaudited)), and an unfavorable adjustment to the valuation allowance related to our deferred tax assets (see Item 1, Note 5 of Notes to Condensed Consolidated Financial Statements (unaudited));

•	a decrease of $92 million in vendor non-trade receivables, primarily as a result of a decrease in the volume of outsourced manufacturing of certain sub-assemblies due to reduced production levels;

•	a decrease of $534 million in accounts receivable mainly due to reduced sales, greater linearity of sales during the quarter, and a shift in channel sales mix;

•	a decrease of $368 million in inventories due to tight inventory control, reduced production levels, and a depletion of our older products;

•	a decrease of $263 million in accounts payable, primarily as a result of a decrease in purchases of production materials and capital equipment; and

•	a decrease of $323 million in accrued employee compensation, primarily as a result of the payment of variable performance-based compensation in our first quarter of fiscal year 2009.

Cash Used in Investing Activities

During the nine months ended April 3, 2009, we used $512 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $553 million, partially offset by $11 million of proceeds from the sale of investment in equity securities. The investments in property, equipment and leasehold improvements primarily comprised of:

•	$84 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

•	$136 million for upgrading and expansion of our recording media operations in Malaysia and Singapore;

•	$238 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

•	$48 million for facilities and equipment for alternative technologies in the United States; and

•	$47 million for research and development, information technology infrastructure and other facilities and equipment costs.

We expect capital investments in fiscal year 2009 to be approximately $650 million, a reduction of approximately $350 million from our capital outlook at the beginning of fiscal year 2009. The capital investments for the remainder of fiscal year 2009 will be primarily for technology advancements. Based on current industry conditions, we expect capital investments in fiscal year 2010 to be approximately $450 million.

Cash Used in Financing Activities

Net cash provided by financing activities of $243 million for the nine months ended April 3, 2009 was primarily attributable to proceeds received from short-term borrowings of $350 million and $45 million in cash from employee stock option exercises and employee stock purchases partially offset by the payment of approximately $132 million in dividends to our shareholders and debt repayment of long-term debt of $20 million.

Liquidity Sources

Our primary sources of liquidity as of April 3, 2009, consisted of: (1) approximately $1.5 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility, of which $350 million has been drawn, and additionally, $45 million has been used for letters of credit.

On April 3, 2009, we amended the credit agreement governing our revolving credit facility in order to relax certain financial covenants under the credit agreement. The amendment also reduced the facility size from $500 million to $350 million. The facility size may be further reduced from $350 million by cash proceeds from certain transactions over specified amounts, including certain asset sales and debt and equity issuances, which would require us to concurrently reduce our borrowings under the revolving credit facility by such amounts to comply with the reduction in commitments. The amendment also increased the interest rate margin applicable on all funded loans under the revolving credit facility to a rate of LIBOR plus 350 basis points.

The $350 million outstanding under the revolving credit facility prior to the amendment remains outstanding under the amended revolving credit facility, which continues to mature in September 2011. The obligations under the revolving credit facility will continue to be guaranteed by the Company and will be additionally guaranteed by certain material subsidiaries and secured by a lien on substantially all of our tangible and intangible assets.

The revolving credit facility contains three financial covenants: (1) a covenant to maintain a minimum amount of liquidity; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of April 3, 2009, we were in compliance with all of the covenants under our revolving credit facility.

Effective April 29, 2009, these covenants were amended to reflect the following terms:

•

Minimum liquidity: Prior to January 1, 2010, the Company must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short-term investments of $600 million, including any cash drawn under the revolving credit facility. After January 1, 2010, the Company must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short term investments of $500 million, excluding any cash drawn under the revolving credit facility.

•	Fixed charge coverage ratio: The Company must maintain a fixed charge ratio of at least 1.50.

•

Net leverage ratio: The Company must not exceed a net leverage ratio of 1.80x for the quarter ended July 3, 2009, 2.65x for the quarter ended October 2, 2009, 1.80x for the quarter ended January 1, 2010 and 1.50x for any subsequent quarter.

Based on our current outlook, we expect to be in compliance with these covenants.

In addition to amending our revolving credit facility, on May 1, 2009, we completed the sale of $430 million aggregate principal amount of 10% senior secured second-priority notes due May 2014 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the notes are unconditionally guaranteed by the Company and certain of its material subsidiaries. In addition, the obligations under the notes are secured by a second-priority lien on substantially all of our tangible and intangible assets.

The net proceeds from the offering of the notes were approximately $399 million. We intend to apply the net proceeds from the offering of the notes to general corporate purposes, including the repayment or repurchase of all or some of the $300 million aggregate principal amount of our Floating Rate Notes due October 1, 2009 and other indebtedness.

Cash Requirements and Commitments

Our principal liquidity requirements are primarily to meet our working capital, research and development, capital expenditure needs, and to service our debt. Based on our current business outlook, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. Our $300 million Floating Rate Notes are due October 1, 2009 and, as such, are included in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of April 3, 2009. We continue to evaluate various financing options to manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for equity or other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise.

Since the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 2 2009, as filed with the SEC on February 10, 2009, our existing debt and our corporate rating were downgraded by national credit rating agencies. This may impact our ability and cost of raising capital in the future.

In addition, since the second half of fiscal year 2002 and through the March 2009 quarter, we have paid dividends to our shareholders. On February 20, 2009, we paid dividends aggregating approximately $15 million, or $0.03 per share, to our common shareholders of record as of February 6, 2009. On April 13, 2009, we announced that we had adopted a policy of not paying a quarterly dividend.

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

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of April 3, 2009 have been summarized in the table below:

		Fiscal Year(s)
	Total	2009	2010- 2011	2012- 2013	Thereafter
	(in millions)
Contractual Cash Obligations:
Debt(1)	$2,367	$365	$446	$956	$600
Interest payments on debt	462	15	190	114	143
Capital expenditures	133	29	104	—	—
Operating leases(2)	271	11	87	62	111
Purchase obligations(3)	3,628	1,952	1,676	—	—

Subtotal	6,861	2,372	2,503	1,132	854
Commitments:
Letters of credit or bank guarantees	55	31	24	—	—

Total	$6,916	$2,403	$2,527	$1,132	$854

(1)	Included in debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter and continuing into the March 2009 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of each quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on our Condensed Consolidated Balance Sheet at April 3, 2009. Includes short-term borrowings of $350 million due June 10, 2009.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of April 3, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $167 million, none of which is expected to be paid within 12 months. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of April 3, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Impairment of Goodwill, and Other Long-lived Assets — We account for goodwill in accordance with SFAS No. 142. As required by SFAS No. 142, we test goodwill of our reporting units annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable, in accordance with SFAS No.144.

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

If step one of the SFAS No. 142 analysis demonstrates that the fair value of either reporting unit is below the carrying value, we will proceed to step two of SFAS No. 142. If step two is necessary, we will estimate the fair values of all identifiable assets and liabilities of the reporting unit variously using the income, market or replacement cost approaches as appropriate. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to the fair values of the identified assets and liabilities. If the fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

In accordance with SFAS No. 144, we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value s of those assets of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining useful life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

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

In performing the reconciliation of aggregate fair values of reporting units to our enterprise market capitalization, we exercise judgment in determining whether a single stock price at the valuation date or an average of the stock prices over a reasonable range of dates around the valuation date is appropriate. Given the recent volatility in the capital markets, we decided that for the January 2, 2009 interim review, it was appropriate to use the average market capitalization over a range of 15 days extending before and after the valuation date.

Income Taxes – The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, we evaluate the need for a valuation allowance on our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change. As a result of adverse changes in the outlook for our future U.S. taxable income, in the December 2008 quarter, we completed a reassessment of our valuation allowance against U.S. deferred tax assets.

Recent Accounting Pronouncements

See Item 1, Note 12 of Notes to Condensed Consolidated Financial Statements (unaudited) for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt. At April 3, 2009, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of April 3, 2009, we had counterparty credit exposure of $1.6 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties in the future.

In the quarter ended April 3, 2009, we sold auction rate securities with a par value of $10 million. As of April 3, 2009, we continued to hold auction rate securities with a par value of approximately $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of April 3, 2009, the estimated fair value of these auction rate securities was $16 million. We believe that the impairments totaling $5 million are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of these securities. As such, the impairment was recorded in other comprehensive income and these securities were classified as long-term investments.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge our interest rate exposure due to issued debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 3, 2009. All investments mature in three years or less. Included in long-term debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. For the September 2008 quarter, the 2.375% Notes were convertible and were classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at October 3, 2008. During the September 2008 quarter and continuing into the December 2008 quarter, our shares traded below 110% of the conversion price for the 2.375% Notes for at least 20 consecutive trading days of the last 30 trading days of each quarter. As a result, the 2.375% Notes became nonconvertible effective October 4, 2008, and have been reclassified as Long-term debt on our Condensed Consolidated Balance Sheet at January 2, 2009. Unless the 2.375% Notes become convertible earlier, they will mature in August 2012.

Fiscal Years Ended	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value April 3, 2009
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,232	$—	$—	$—	$—	$—	$1,232	$1,232
Average interest rate	0.53%						0.53%
Short-term investments:
Fixed rate	$46	$52	$27	$1	$—	$—	$126	$129
Average interest rate	3.75%	4.57%	4.64%	5.00%			4.29%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$21	$21	$16
Average interest rate						10.19%	10.19%
Total investment securities	$1,278	$52	$27	$1	$—	$21	$1,379	$1,377
Average interest rate	0.64%	4.57%	4.64%	5.00%		10.19%	1.02%
Long-Term Debt
Fixed rate	$0	$141	$5	$630	$326	$600	$1,702	$1,208
Average interest rate	0%	6.76%	5.75%	6.35%	2.38%	6.80%	5.78%
Variable rate	$365	$300	$—	$—	$—	$—	$665	$651
Average interest rate	3.45%	2.05%					2.92%

Foreign Currency Exchange Risk. We monitor our foreign currency exposures regularly to ensure the effectiveness of our foreign currency hedge positions. We recognize all of our derivative financial instruments, principally foreign currency forward contracts, on the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

We may enter into foreign currency forward contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the nine months ended April 3, 2009 and fiscal years 2008 and 2007 we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three and nine months periods ended April 3, 2009 and the corresponding year-ago periods, nor did we discontinue any cash flow hedges for a probable forecasted transaction that would not occur in these periods.

As of April 3, 2009, our notional fair values of foreign currency forward contracts totaled $145 million. We manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions.

The table below provides information as of April 3, 2009 about our derivative financial instruments, comprised of foreign currency forward contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(In millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$88	33.97	$(3)
Singapore dollar	32	1.37	(3)
British pound	11	1.37	1
Chinese yuan	6	7.00	—
Czech koruna	6	22.12	1
Japanese yen	2	98.41	—

Total	$145		$(4)

(1)	Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of April 3, 2009, our disclosure controls and procedures were effective. During the quarter ended April 3, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Item 1, Note 11, of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

Current Macroeconomic Conditions—The recent downturn in the macroeconomic environment has, and may continue to, negatively impact our results of operations.

The recent disruption in global macroeconomic conditions has had a significant impact on the disk drive industry as a whole and the results of our operations. Due to the uncertainty about current macroeconomic conditions, our customers may postpone spending in response to tighter credit, increasing level of unemployment, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

We believe this basic industry condition of continuing price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to encourage shifting of customer demand. The pricing environment in the March 2009 quarter moderated, though pricing continues to erode at historical rates. We expect continuous price erosion and reduced demand for fiscal year 2009. In addition, the recent deterioration in business and economic conditions may exacerbate price erosion and market variability as competitors lower prices to compensate for lower demand.

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

Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. As components other than disk drives generally contribute a greater portion of the operating margin on a complete computer system than do disk drives, captive manufacturers do not necessarily need to realize a profit on the disk drives included in a complete computer system and, as a result, may be willing to sell disk drives to third parties at very low margins. Captive manufacturers are also formidable competitors because they have more substantial resources than we do. Samsung and Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disk drives at a lower margin to advance their overall business strategy. One of our captive manufacturer competitors, Toshiba Corporation recently announced that it will buy Fujitsu Limited’s hard disk drive business in order to increase market share and cut costs. This may improve their ability to compete with us. To the extent we are not successful competing with captive or independent disk drive manufacturers, our results of operations will be adversely affected.

In response to customer demand for high-quality, high-volume and low-cost disk drives, manufacturers of disk drives have had to develop large, and in some cases global, production facilities with highly developed technological capabilities and internal controls. The development of these large production facilities combined with industry consolidation can further increase the intensity of competition.

We face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disk drives or other electronic data storage products.

We have also experienced competition from other companies that produce alternative storage technologies like flash memory, where increased capacity, improving cost, lower power consumption and performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives in handheld applications. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have recently announced solid state drives (SSDs) for notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disk drives. Certain customers for both notebook and enterprise compute applications have indicated an interest in investigating SSDs as alternatives to hard drives in certain applications.

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

•	adverse changes in the level of economic activity in the United States and other major regions in which we do business, as economic activity continued to deteriorate during the March 2009 quarter;

•	competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales and declining gross margins on our current generation products. We cannot assure that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If we cannot successfully deliver competitive products, our future results of operations may be adversely affected.

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

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the mobile compute, desktop compute and consumer electronics market applications of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers’ increased sales of personal computers and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the consumer electronics market, as well as macro-economic conditions.

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

Another factor that may negatively affect our ability to recapture costs of investments in future quarters is the recent decline in global macroeconomic conditions. The recent decline in economic and political conditions in many of our markets may have an effect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

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

•	manufacturing delays or interruptions, particularly at our manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand or the United States;

•	limited access to components that we obtain from a single or a limited number of suppliers;

•	the impact of changes in foreign currency exchange rates on the cost of producing our products and the effective price of our products to foreign consumers; and

•	operational issues arising out of the increasingly automated nature of our manufacturing processes.

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

Industry Demand—Poor global economic conditions and changes in demand for computer systems and storage subsystems have caused and may cause in the future a decline in demand for our products.

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

Our sales of disk drives for consumer electronics applications have contributed significant revenues to our results for the past several years. However, consumer spending on consumer electronics has, and may continue to, deteriorate significantly in many countries and regions, including the United States, due to the poor global economic conditions and increasing levels of unemployment. For example, factors that could influence the levels of consumer spending on consumer electronic products include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. Consumer spending on such retail sales of our branded solutions has deteriorated in some markets and may continue to do so if the poor global economic conditions continue and levels of unemployment continue to increase. For example, factors that could influence the levels of consumer spending on such retail sales of our branded solutions include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

Impairment Charges—We may be required to take additional impairment charges for goodwill or other long-lived assets.

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

In the fiscal quarter ended January 2, 2009, we determined that the negative impact of the current macroeconomic environment and the resulting decline in the demand for our products represented an adverse change in our business climate. Those circumstances required us to undertake an evaluation of our goodwill and long-lived assets for impairment. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets.

As of April 3, 2009, we have approximately $31 million of goodwill and $2.6 billion of long-lived assets. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and long-lived assets. Further adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

Some of our key customers, including Hewlett-Packard, Dell, Mitac, EMC and Lenovo, account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer’s cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances or netbooks, may not contain a disk drive. While we are investing development resources in designing disk drives for these new applications, it is too early to assess the impact of these new applications on future demand for disk drive products. Products such as netbooks, some of which use alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

We are leveraged and have significant debt service obligations. We also recently completed a private offering of $430 million of 10% senior secured second-priority notes due 2014. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

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

In addition, because a substantial portion of our debt bears interest at floating rates, an increase in interest rates has an immediate effect on our interest expense on our variable rate debt. If the extreme volatility in interest rates observed during the September 2008, December 2008 and March 2009 quarters continues, or if interest rates increase, our cash flow and our ability to service our debt may be adversely affected.

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

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures; product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our amended credit facility and the indenture governing our 10% senior secured second-priority notes due 2014 limit the use of the proceeds from any disposition of assets that are part of the collateral and, as a result, we may not be allowed, under those documents, to use proceeds from such dispositions to satisfy all current debt service obligations. In addition if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictions Imposed by Debt Covenants—Restrictions imposed by our amended credit facility and the indenture governing our 10% senior secured second-priority notes due 2014 may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our amended credit facility and the indenture governing our 10% senior secured second-priority notes due 2014 impose, and the terms of any future debt may impose, operating and other restrictions on us. Our amended credit facility and the indenture may also limit, among other things, our ability to:

•	incur additional indebtedness and issue certain preferred stock;

•	create liens;

•	pay dividends or make distributions in respect of our capital stock;

•	redeem or repurchase capital stock or debt;

•	make certain investments or other restricted payments;

•	sell assets;

•	issue or sell capital stock of subsidiaries;

•	enter into transactions with affiliates;

•	engage to any material extent in business other than our current business; and

•	effect a consolidation or merger.

However, these limitations are subject to a number of important qualifications and exceptions, including exceptions under our amended credit facility that permit us to pay dividends up to $45 million, in the aggregate, during the period beginning on April 4, 2009 and ending on January 1, 2010 (inclusive), and $300 million, in the aggregate, during any period of four consecutive quarters thereafter.

Our amended credit facility also requires us to maintain compliance with specified financial covenants. Specifically, our amended credit facility contains three financial covenants: (1) a covenant to maintain minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. Our recently amended credit agreement governing our credit facility provides for the relaxation of certain financial covenants through the quarter ending on January 1, 2010, and, based on our current outlook, we expect to stay in compliance with these covenants. However, after January 1, 2010, the financial metrics we are required to maintain under these covenants will revert back to their previous levels. If our business deteriorates or if business conditions worsen, we may need to further re-negotiate these covenants, obtain waivers and/or raise additional funds in order to remain in compliance.

A breach of any of the covenants described above or our inability to comply with the required financial ratios could result in a default under our amended credit facility. If a condition of default occurs, and we are not able to obtain a waiver from the lenders holding a majority of the commitments under our amended credit facility, the administrative agent of the amended credit facility may, and at the request of lenders holding a majority of the commitments shall, declare all of our outstanding obligations under the amended credit facility, together with accrued interest and other fees, to be immediately due and payable, and may terminate the lenders’ commitments thereunder, cease making further loans and institute foreclosure proceedings against out assets. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

In addition, some of the agreements governing our other debt instruments contain cross-default provisions that may be triggered by a default under our amended credit facility. In the event that we default under our amended credit facility, there could be an event of default under cross-default provisions for the applicable debt instrument. As a result, all outstanding obligations under certain of our debt instruments, including our 10% senior secured second-priority notes due 2014, may become immediately due and payable. If such acceleration were to occur, we may not have adequate funds to satisfy all of our outstanding obligations, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Substantially all of our Assets are Pledged as Collateral to Secure Certain Indebtedness—Since substantially all of our assets are used to secure portions of our existing debt obligations, we may be limited in our ability to incur additional indebtedness or to provide additional credit support, and if we fail to meet our payment or other obligations under certain of our existing debt obligations, the lenders thereunder could foreclose on, and acquire control of, substantially all of our assets.

Substantially all our assets and the assets of our material subsidiaries organized in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore, as well as certain assets located in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore owned by other material subsidiaries, and all proceeds therefrom, are pledged as security for borrowings under our amended credit facility and our 10% senior secured second-priority notes due 2014, as well as obligations under our hedging agreements, cash management arrangements and certain metal leasing arrangements. Since substantially all of our assets are used to secure portions of our existing debt obligations, we have a limited amount of collateral that is available for future secured debt or credit support. As a result, we may be limited in our ability to incur additional indebtedness or to provide additional credit support for our existing indebtedness. In addition, our failure to comply with the terms of our amended credit facility or the indenture governing our 10% senior secured second-priority notes due 2014 would entitle the lenders thereunder to declare all funds borrowed thereunder to be immediately due and payable. If we were unable to meet these payment obligations, the lenders could foreclose on, and acquire control of, substantially all our assets that serve as collateral.

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

The stock market in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•	general uncertainty in stock market conditions occasioned by the global liquidity crisis, negative financial news and the failure of several large financial institutions;

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new products or significant price reductions by us or our competitors, including those competitors who offer alternative storage technology solutions;

•	our failure to meet the performance estimates of investment research analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions;

•	general stock market conditions;

•	the occurrence of major catastrophic events;

•	changes in financial estimates by investment research analysts;

•	changes in the credit ratings of our indebtedness by rating agencies; and

•	the sale of our common shares held by certain equity investors or members of management.

Purchase Commitments to Certain Suppliers—If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers.

From time to time, we enter into long-term, non-cancelable purchase commitments with certain suppliers in order to secure certain components for the production of our products or to supplement our internal manufacturing capacity for certain components. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet all of our purchase commitments with these suppliers. As a result, it is possible that we will have to shift output from our internal manufacturing facilities to these suppliers or make penalty-type payments under these contracts.

Risks Associated with Future Strategic Alliances, Joint Ventures or Investments—We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy may involve pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Accordingly, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, the credit agreement that governs our senior secured credit facility and any agreements governing any other debt we may incur.

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

•

Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade.

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

•

Global Health Outbreaks. The occurrence of a pandemic disease, caused by a virus such as H1N1 (or the “Swine flu” virus), may adversely impact our operations, and some of our key customers. Such diseases could also potentially disrupt the timeliness and reliability of the distribution network we rely on.

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

Annually we complete an evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of June 27, 2008, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.

Suspension of Paying Quarterly Dividends—Our suspension of paying quarterly dividends to our common shareholders could cause the market price of our common shares to decline significantly and our failure or inability to resume paying dividends could result in a persistently low market valuation of our common shares.

On April 13, 2009, we announced that we had adopted a policy of no longer paying a quarterly dividend to our common shareholders to enhance liquidity. The suspension of paying quarterly dividends could cause the market price of our common shares to decline significantly and our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

Our ability to pay quarterly dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by our amended credit facility. Specifically, under the terms and conditions of our recently amended credit agreement governing our credit facility, we are restricted from paying dividends in excess of $45 million, in the aggregate, during the period beginning on April 4, 2009 and ending on January 1, 2010 (inclusive), and in excess of $300 million, in the aggregate, during any period of four consecutive quarters thereafter. In addition, payment of dividends to holders of our common shares in certain future quarters may result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due August 2012.

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

As of April 3, 2009, we held auction rate securities with a par value of $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. In February 2009 we sold auction rate securities with a par value of $10 million for $8 million, recognizing a $2 million loss on the transaction. In addition, in February 2009 the ratings of two of the three remaining auction rate securities held by us, having an aggregate par value of $21 million, were downgraded. As of April 3, 2009, the estimated fair value of the remaining auction rate securities was $16 million. We believe that the impairments of these securities, totaling $5 million as of April 3, 2009, are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of the securities.

While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments or auction rate securities since April 3, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the fiscal quarter ended April 3, 2009 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

We did not repurchase any of our common shares during the fiscal quarter ended April 3, 2009. As of April 3, 2009, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 4, 2009, the board of directors of the Company, as part of its ongoing review of form agreements the Company utilizes, approved a new form of indemnification agreement (the “Revised Indemnification Agreement”) for the directors and officers of the Company and its subsidiaries (each, an “Indemnitee”), which will replace the Company’s existing indemnification agreements.

The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the Revised Indemnification Agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

The foregoing description of the Revised Indemnification Agreement is a general description only and is qualified in its entirety by reference to the form of Revised Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.4(b), and incorporated herein by reference.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04

4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.2	09/21/06

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.00% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.2	05/05/09

10.1	Second Amended and Restated Credit Agreement, dated as of April 3, 2009, by and among Seagate Technology, Seagate Technology HDD Holdings, as Borrower, the Lenders Party Thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents.	8-K	001-31560	10.1	04/06/09

10.2+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan					X

10.3+	Seagate Technology Holdings 2001 Share Option Plan	S-4	333-88388	10.9	05/16/02

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein					X

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Form of Amended 2004 Stock Compensation Plan	10-K	001-31560	10.8	08/13/08

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.25	10/29/04

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.11+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors	10-Q	001-31560	10.12	02/10/09

10.12*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05

10.13	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06

10.14†	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003	10-Q	001-16447	4.1	05/13/03

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003	8-K	001-31560	10.4	05/25/06

10.16+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.17	02/10/09

10.17+	Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology	10-Q	001-31560	10.18	02/10/09

10.17(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)	10-Q	001-31560	10.18(a)	02/10/09

10.18+	Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19	02/10/09

10.18(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19(a)	02/10/09

10.19+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.20+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.21	02/10/09

10.21+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09

10.23+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope	10-Q	001-31560	10.24	02/10/09

10.24+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.25+	Summary of Compensation Arrangements for Brian Dexheimer	10-Q	001-31560	10.26	02/10/09

10.26+	Summary of Compensation Arrangements for Robert Whitmore	10-Q	001-31560	10.27	02/10/09

10.27	U.S. Guarantee Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC, Maxtor Global Ltd., Seagate Technology International, Seagate International (Johor) Sdn. Bhd., Seagate Technology (Thailand) Limited, Penang Seagate Industries (M) Sdn. Bhd., Seagate Technology (Ireland), Seagate Technology Media (Ireland) and Seagate Singapore International Headquarters Pte. Ltd., as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	U.S. Security Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology International, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.2	05/05/09

10.29	U.S. Pledge Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Pledgors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.3	05/05/09

10.30	Indemnity, Subrogation and Contribution Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC, Maxtor Global Ltd., Seagate Technology International, Seagate International (Johor) Sdn. Bhd., Seagate Technology (Thailand) Limited, Penang Seagate Industries (M) Sdn. Bhd., Seagate Technology (Ireland), Seagate Technology Media (Ireland) and Seagate Singapore International Headquarters Pte. Ltd., as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.4	05/05/09

10.31	Form of Equitable Share Mortgage in respect of shares dated April 29, 2009, between [Seagate entity], as Mortgagor, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-31560	10.5	05/05/09

10.32	Omnibus Debenture dated April 29, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and JPMorgan Chase Bank, N.A., as Administrative Agent or Chargee	8-K	001-31560	10.6	05/05/09

10.33	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.34	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.35	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.36	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	5/5/09

14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/13/08

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Management contract or compensatory plan or arrangement

*	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 11/04/2005.

†	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 05/13/2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE: May 6, 2009	BY:	/s/ Stephen J. Luczo
Stephen J. Luczo Chairman, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 6, 2009	BY:	/s/ Patrick J. O’Malley
Patrick J. O’Malley Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)