Form 10-K
period 2009-07-03
Seagate Technology
filed 2009-08-19
CIK 1137789

Use these links to rapidly review the document
SEAGATE TECHNOLOGY TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31560

SEAGATE TECHNOLOGY
(Exact name of Registrant as specified in its charter)

Cayman Islands	98-0355609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309, Ugland House
Grand Cayman KY1-1104, Cayman Islands
(Address of principal executive offices)

Registrant's telephone number, including area code: (345) 949-8066

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.00001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐    NO ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of January 2, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.8 billion based upon a closing price of $5.08 reported for such date by the NASDAQ.

         The number of outstanding common shares of the registrant as of August 13, 2009 was 495,417,050.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be delivered to shareholders in connection with our 2009 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

        In this Annual Report on Form 10-K (the "Form 10-K"), unless the context indicates otherwise, as used herein, the terms "we," "us," "Seagate," the "Company" and "our" refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to "$" are to United States dollars.

        We have compiled the market size in this Form 10-K using statistics and other information obtained from several third-party sources.

        Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

        We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this Form 10-K that are not historical facts, particularly in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are statements of future expectations and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended). Certain of these forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "are expected to," "will," "will continue," "should," "would be," "seeks" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. These forward-looking statements are based on management's current views and assumptions, and are conditioned upon and also involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those in such statements due to, among other factors:

  •
  the decline in global economic conditions as customers have, and may continue to, defer purchases in response to tighter credit and negative financial news;

  •
  the impact of the variable demand and the pricing environment for disk drives, particularly in view of current business and economic conditions;

  •
  our dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures;

  •
  the impact of competitive product announcements and industry supply with respect to particular disk drive products; and

  •
  our ability to achieve potential cost savings from restructuring activities.

        These risks and uncertainties include a variety of factors, some of which are beyond our control. Additional risks and uncertainties are set forth and are discussed in more detail in "Item 1A. Risk Factors" of this Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed or expected. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.    BUSINESS

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives or hard drives, are devices that store digitally encoded data on rapidly rotating platters or disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities have resulted in disk drives being used as the primary medium for storing electronic data in systems ranging from desktop and notebook computers, and consumer electronics devices to data centers delivering electronic data over corporate networks and the Internet.

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

Industry Overview

  Electronic Data Storage Industry

        The electronic data storage industry is comprised of companies that manufacture components or subcomponents used in electronic data storage devices and companies that provide storage solutions through a variety of technologies such as disk drives, tape storage, as well as semiconductor-based storage technologies such as flash memory. Participants in the electronic data storage industry include:

        Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies such as TDK Corporation ("TDK"), Fuji Electric Device Technology Company, Limited ("Fuji"), and Showa Denko K.K. ("Showa"), which supply heads and media to disk drive manufacturers; LSI Corporation ("LSI") and Marvell Technology Group Limited ("Marvell"), which supply application specific integrated circuits (ASICs); as well as Hoya Corporation ("Hoya"), which supplies glass substrates.

        Hardware storage solutions manufacturers.    Companies that transform components into storage products include disk drive manufacturers such as Seagate, Western Digital Corporation ("Western Digital"), Samsung Electronics Company, Limited ("Samsung"), Fujitsu Limited ("Fujitsu"), Hitachi Global Storage Technologies ("Hitachi") and Toshiba Corporation ("Toshiba"); magnetic tape storage manufacturers such as Quantum Corporation ("Quantum"); and semiconductor storage manufacturers such as Samsung, SanDisk Corporation ("SanDisk"), STEC, Inc. ("STEC"), and Intel Corporation ("Intel"), whose operations include integrating flash memory into storage products such as solid state drives (SSDs).

        System integrators.    Companies that bundle and package storage components such as storage hardware and software into end-user, consumer electronics or enterprise applications include original equipment manufacturers (OEMs) such as Hewlett-Packard Company ("HP"), Dell Inc. ("Dell"), Acer Inc. ("Acer"), Lenovo Group Limited ("Lenovo") and Apple, Inc. ("Apple"); consumer electronics OEMs such as Apple, Sony Coproration ("Sony"), Microsoft Corporation ("Microsoft"), Motorola, Inc. ("Motorola"), DIRECTV Group, Inc. ("DirecTV"), TiVo Inc. ("TiVo") and Scientific-Atlanta Inc., a subsidiary of Cisco Systems Inc. ("Scientific-Atlanta"); enterprise storage system OEMs such as HP, EMC

Corporation ("EMC") and NetApp, Inc. ("Net App"); and distributors who in turn integrate storage hardware and software into end user applications.

        Storage services.    An emerging area within the electronic data storage industry is services and solutions related to the backup, archiving, recovery and discovery of electronic data.

  Demand for Electronic Data Storage

        The electronic data storage industry has traditionally been focused on compute applications. We believe that technological advances in storage technology and a proliferation of non-compute applications in the consumer electronics (CE) market such as digital video recorders, gaming devices, digital music players and digital cameras are driving the broad, global proliferation and growth of digital content through the:

  •
  creation and sharing of all types of digital content, including digital photos, video, movies and music by consumers and electronic data by enterprises;

  •
  aggregation and distribution of digital content through services and other offerings by companies such as YouTube by Google Inc. ("Google"), Flickr by Yahoo! Inc. ("Yahoo"), iTunes by Apple, MySpace by News Corporation ("News Corp.") and Facebook;

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

        We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content. Additionally, increasing legal and regulatory requirements and changes in the nature and amount of data being stored has necessitated additional storage.

  Demand for Disk Drives

        The disk drive industry is sensitive to global macroeconomic conditions and has been impacted by the downturn in economic activity. Notwithstanding current economic conditions, we believe that growth in digital content will continue to require increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, back up and use such content. We believe this growth in digital content will result in increased demand for disk drive products.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. SSDs, using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices and portable external storage. We believe that in the foreseeable future the traditional compute markets that require high volume storage solutions as well as the data intensive non-compute markets will continue to be best served by hard disk drives based on the industry's ability to deliver reliable and cost effective mass storage devices.

        Disk Drives for Desktop Computing.    The desktop computing market consists of disk drives used in traditional desktop and business critical applications. We believe the demand for disk drives for desktop computing may be adversely impacted as consumers increasingly choose notebooks for their computing needs. We believe that current growth opportunities for disk drives in traditional desktop computing applications lie primarily in developing markets where price remains a primary consideration.

        Higher capacity disk drives used in business critical applications are used to store less time-critical, but capacity-intensive data. Business critical electronic data, which historically has been stored on tape or other backup and archival technologies, are now being stored on high capacity disk drives because of decreases in cost per gigabyte.

        Disk Drives for Mobile Computing.    The mobile compute market consists primarily of disk drives used in notebook systems. Notebook systems are increasingly becoming the preference over desktop computers for both consumers and enterprises as the need for mobility increases, wireless adoption continues to advance, and price and performance continue to improve.

        SSDs could become more competitive in the future in compute applications which require minimal storage capacity such as netbooks, which are smaller, less powerful, less expensive, forms of mobile computers, and are slowly becoming a low-cost alternative to notebooks.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives used in mission critical applications which are defined by the use of high performance, high capacity disk drives in applications that are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to be driven by enterprises continuing to move network traffic to dedicated storage area networks. In addition, as enterprises move away from the use of server-attached storage to network-attached storage and consolidate data centers to increase speed and reliability within a smaller space, reduce network complexity and increase energy savings, this will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are considering the use of SSDs in applications where rapid processing is required. The timing of significant adoption of SSDs in these applications is currently unknown as enterprises weigh the cost benefits of mission critical enterprise disk drives relative to the perceived performance benefits of SSDs.

        Disk Drives for Consumer Electronics.    Although flash memory solutions are contained in numerous consumer electronic devices, disk drives in this market are primarily used in applications such as gaming and DVRs that require a higher capacity, more cost-effective storage solution. We believe the demand for disk drives in CE will be driven by increased amounts of high definition content requiring larger amounts of storage capacity.

        Disk Drives for Branded Solutions.    We define branded solutions as external disk drives sold in the retail channel. Disk drives used in branded solutions are for purposes such as personal backup, portable data storage and to augment the consumer's current desktop or notebook disk drive capacities. We believe the proliferation of media-rich digital content will continue to create increasing consumer demand for external branded storage solutions. Our branded solutions disk drives are accounted for within our mobile and desktop compute markets.

Disk Drive Technology

  Overview

        The design and manufacturing of disk drives depends on highly advanced technology and manufacturing techniques and therefore requires high levels of research and development spending and capital equipment investments. Manufacturing our disk drives is a complex process that begins with the production of individual components and ends with a fully assembled unit. We design, fabricate and assemble a number of the most important components found in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms are focused around the areal density of media and read/write head technologies. Using an integrated platform design and manufacturing leverage approach allows us to deliver a portfolio of disk drive products to service a wide range of electronic data storage applications and a wide range of industries.

  Disk Drive Performance

        Disk drive performance is commonly differentiated by six key characteristics:

  •
  storage capacity, commonly expressed in gigabytes (GB) or terabytes (TB), which is the amount of data that can be stored on the disk;

  •
  spindle rotation speed, commonly expressed in revolutions per minute (RPM), which has an effect on speed of access to data;

  •
  interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disk drive and the computer controller;

  •
  average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disk surface;

  •
  data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk; and

  •
  product quality and reliability, commonly expressed in annualized return rates (ARR).

  Areal Density

        Areal density is a measure of storage capacity per square inch on the recording surface of a disk. The capacity of a disk drive is determined by the number of disks it contains as well as the areal density capability of these disks. We expect the long-term demand for increased disk drive capacities will continue to grow proportionately with the shift in storage applications from predominantly compute applications to more media-rich content. In particular, audio, video and photo storage data continue to increase in size, with high definition video content being an example of data requiring many multiples of the storage capacity of standard video. We believe that demand will further intensify by the proliferation of these forms of content. We have been pursuing and will continue to pursue, a number of technologies to increase areal densities across the entire range of our products for expanding disk drive capacities and reducing the number of disks and heads per drive to further reduce product costs. In addition, we continue to invest in next generation storage technologies like solid state.

Manufacturing

        Disk drive manufacturers are distinguished by their level of vertical integration, which is the degree to which they control the design and manufacture of the technology used in their products, and by whether they are captive, producing disk drives for their own computer systems, or independent, producing disk drives as a stand-alone product.

        Vertically integrated hard drive manufacturers design and produce their own read/write heads and recording media, which are critical technologies for disk drives. This integrated approach enables manufacturers to lower costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with OEMs because they do not compete with OEMs for computer system sales. We believe the competitive dynamics of the disk drive industry favor integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

        We pursue a vertically integrated business strategy based on the ownership of critical component technologies, allowing us to maintain control over our product roadmap and component cost, quality and availability. We believe that because of our vertical design and manufacturing strategy, we are well suited to meet the challenges posed by the close interdependence of components for disk drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and cost by:

  •
  employing manufacturing automation to enhance our efficiency;

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

However, a vertically integrated model tends to have less flexibility when there is a constraint in demand, which then exposes us to higher unit costs.

        Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the required investments in capital equipment and research and development, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers have merged with other companies or exited the industry. The global macroeconomic environment as well as the increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may continue to drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

  Components and Raw Materials

        All of our disk drive products incorporate certain components, including a head disk assembly and a printed circuit board mounted to the head disk assembly, which are sealed inside a rigid base and top cover containing the recording components in a contamination controlled environment.

        Read/Write Heads.    The function of the read/write head is to scan across the disk as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges in magnetic film properties and topographical structures are unique to the disk drive industry. We perform all primary stages of design and manufacture of read/write heads at our facilities. From time to time we use third party read/write heads for use in our products.

        Media.    The extent of our use of externally sourced finished media and aluminum substrates varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties, which we use in the disk drives we make for mobile and small form factor CE products.

        Printed Circuit Boards.    The printed circuit board assemblies (PCBAs) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture (SATA), small computer system interface (SCSI); serial attached SCSI (SAS); or Fibre Channel (FC) to communicate to the host systems. We outsource to third parties the manufacture and assembly of the PCBAs used in our disk drives. We do not manufacture any ASICs, but we participate in their proprietary design.

        Head Disk Assembly.    The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. The disks, or recording media, are the components on which data is stored and from which it is retrieved. Each disk consists of a substrate of finely machined aluminum or glass deposited with layers of thin-film magnetic material. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly which is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products.

        Disk Drive Assembly.    Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and testing prior to packaging and shipment. Disk drive assembly and test operations occur primarily at facilities located in China, Singapore and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, and in the United States, in Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, in Europe and the United States.

        Suppliers of Components and Capital Equipment.    Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers.

        Generally, we believe that there is more than adequate supply of components to meet currently identified industry demand. However, we believe that the supply of glass substrates, a component in mobile disk drives, may be below adequate levels to support demand for mobile drives. This supply constraint may be particularly pronounced if global macroeconomic conditions improve in the near term or if the shift in demand from desktop compute to mobile compute accelerates.

        Drive manufacturers have adjusted their capital spending plans in reaction to the reduction in demand. As a result, capital equipment manufacturers may be increasingly financially constrained and, therefore, may be less able to supply equipment when needed.

        Commodity and Other Manufacturing Costs.    The production of disk drives requires precious metals, scarce alloys and industrial commodities, that are subject to fluctuations in prices, and the supply of which has at times been constrained. In order to mitigate susceptibility to these conditions, we may maintain increased inventory of precious metals, scarce alloys and industrial commodities. We believe that currently there is adequate supply of these precious metals, scarce alloys and industrial commodities. Additionally, volatility in fuel costs may increase our costs related to commodities, manufacturing and freight, therefore, we may increase our use of ocean shipments to help offset any increase in freight costs.

        Industry Supply Balance.    From time to time the industry has experienced periods of imbalances between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally more benign.

Products

        We offer a broad range of disk drive products for the enterprise, mobile computing, desktop, consumer electronics and branded solutions market applications of the disk drive industry. In addition, we intend to introduce SSD products for select market applications in the future and anticipate that our enterprise SSD product will be available for customer qualification by the end of calendar year 2009.

        We offer more than one product within each product family, and differentiate products on the basis of price/performance and form factor, the dimensions of the disk drive, capacity, interface, power consumption efficiency, security features like full disk encryption and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology, which contributes to rapid product life cycles. We list below our main current product offerings.

  Enterprise Storage

        Cheetah SCSI/SAS/Fibre Channel Family.    Our Cheetah 3.5-inch disk drives ship in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 600GB. Commercial uses for Cheetah disk drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

        Savvio SCSI/SAS/Fibre Channel Family.    Savvio, our 2.5-inch enterprise disk drives designed to enable space optimization, maximized performance and availability, ships in 10,000 and 15,000 RPM and in storage capacities ranging from 36GB to 300GB. This disk drive allows the installation of more disk drives per square foot, thus facilitating faster access to data. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disk drives. We are currently shipping our 2nd generation Savvio disk drive featuring increased throughput and improved power consumption, targeted at space optimized enterprise storage systems.

        Barracuda ES SATA Family.    Our Barracuda ES 3.5-inch disk drives ship in 7,200 RPM and in storage capacities ranging from 250GB to 1TB. The Barracuda ES addresses the emerging market in enterprise storage of the use of business critical storage systems for capacity-intensive enterprise applications that require space optimization, maximized performance and availability. We have also introduced 7,200 RPM drives for the surveillance market with capacities ranging from 250GB to 1TB.

  Mobile Computing

        Momentus ATA/SATA Family.    Our Momentus family of disk drives for mobile computing disk drive products, ships in 5,400 and 7,200 RPM and in capacities ranging from 80GB to 500GB. Commercial uses for Momentus disk drives include notebook computers running popular office applications and notebook computers for business, government and education environments. Consumer uses for Momentus disk drives include notebook computers, tablet computers and digital audio applications. Our Momentus 7200.4 is a 7,200 RPM disk drive for high-performance notebooks.

  Desktop Storage

        Barracuda ATA/SATA Family.    Our Barracuda 3.5-inch disk drive delivers storage capacities of up to 2TB at 7,200 RPM and is used in applications such as PCs, workstations and personal external storage devices.

        DiamondMax Family.    Our DiamondMax 3.5-inch disk drives deliver storage capacities of up to 1TB at 7,200 RPM and are targeted at PCs, non-traditional ATA and external storage applications.

  Consumer Electronics Storage

        Pipeline HD and DB35 SATA Family.    We also sell some of our 3.5-inch Pipeline HD and DB35 disk drives for use mainly in DVR's. These disk drives are optimized for leading-edge digital entertainment. DB35 ranges from 80 to 250GB and Pipeline HD ranges from 160GB to 1TB.

        Pipeline Mini SATA Family.    We sell our 2.5-inch, 5,400 RPM Pipeline Mini disk drives, with capacities ranging from 80GB up to 500GB, for use in low-profile DVR's, gaming consoles, home entertainment devices and small footprint media PCs.

        LD25.2 Family.    Our LD25.2 Series 2.5-inch disk drives deliver storage capacities of 40GB and 80GB at 5,400 RPM, a solution with optimized capacity and size for notebook computers.

  Branded Solutions

        Our branded solutions business provides storage products including various home and office storage applications. We ship external backup storage solutions under our Free Agent™ and Maxtor OneTouch™ product lines. Both of these product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 2TB and 500GB, respectively.

Customers

        We sell our disk drives primarily to major original equipment manufacturers (OEMs). We also sell to distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers, including HP, Dell, EMC, International Business Machines Corporation ("IBM") and Lenovo.

        The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Years Ended
	July 3, 2009	June 27, 2008	June 29, 2007
Revenues by Channel (%)
OEM	64%	67%	64%
Distributors	27%	26%	30%
Retailers	9%	7%	6%
Revenues by Geography (%)
North America	28%	30%	30%
Europe	27%	27%	27%
Far East	45%	43%	43%

        OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 6 to 24 months, however they are generally cancelable for convenience by either party upon written notice. Our product support obligations generally extend substantially beyond the term of the agreement. These master agreements typically do not commit the customer to buy any minimum quantity of products, or create exclusive relationships. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

        Our branded storage product is sold to retailers either by us directly or by our distributors. Retail sales made by us or our distributors typically require greater marketing support, sales incentives and price protection periods. We have increased our sales and market penetration of branded storage products to retail customers over the last two years further expanding our retail customer base.

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

        The only customer exceeding 10% of our disk drive revenue for all of fiscal years 2007 through 2009 was HP, accounting for approximately 16% of our disk drive revenue in each year. Dell exceeded 10% of our disk drive revenue in fiscal years 2009 and 2008. Sales to Dell accounted for approximately 11%, 11% and 9% of our disk drive revenue in fiscal years 2009, 2008 and 2007, respectively. We have master purchase agreements in place with HP and Dell that are cancelable for convenience by either party upon written notice, and do not require either customer to purchase any minimum or other specified quantity of our products. No other customer accounted for 10% or more of our disk drive revenue in fiscal years 2009, 2008 or 2007. See "Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers."

Sales, Marketing, Product Line Management and Customer Service

        Our Product Line Management (PLM) organization works to increase demand for our disk drive products through strategic collaboration with key OEM customers and distribution partners to align our respective product roadmaps and to build our brand and end-customer relationships. As customers and markets increasingly demand a broad variety of products with different performance and cost attributes, we have marketing groups focused on the strategic needs of our increasingly diverse customer base. We believe this enables us to serve both our core markets and better identify, develop and serve emerging markets.

        Our sales organization focuses on deepening our relationship with our customers. The worldwide sales group focuses on geographic coverage of OEMs and distributors throughout most of the world. The worldwide sales group is organized by customer type and regionally among Americas, Japan, Asia-Pacific (excluding Japan) and Europe, Africa and the Middle East. In addition, we have a sales operation group which focuses on aligning our production levels with customers' product requirements. Our sales force works directly with our Product Line Management and Marketing organizations to coordinate our OEM and distribution channel relationships. We maintain sales offices throughout the United States and in Australia, China, France, Germany, India, Japan, Taiwan and the United Kingdom.

        Our customer service organization maintains a global network of service points to process warranty returns and manage outsourced repair vendors. We generally warrant our products for periods ranging from one to five years.

        Foreign sales are subject to foreign exchange controls and other restrictions, including, in the case of some countries, approval by the Office of Export Administration of the U.S. Department of Commerce and other U.S. governmental agencies.

Competition

        The markets that we compete in are intensely competitive. Disk drive manufacturers not only compete for a limited number of major disk drive customers but also compete with other companies in the electronic data storage industry that provide alternative storage solutions, such as flash memory, tape, optical and SSDs. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity, price per unit and price per gigabyte, storage/retrieval access times, data transfer rates, product quality and reliability, supply continuity, form factor, warranty and brand. We believe that our disk drive products are competitive with respect to each of these factors in the markets that we currently address.

        We summarize below our principal disk drive competitors, other competitors, the effect of competition on price erosion for our products and product life cycles and technology.

        Principal Disk Drive Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include independent disk drive manufacturers such as Western Digital, as well as large captive manufacturers such as Fujitsu, Hitachi, Samsung and Toshiba. Because these captive manufacturers produce complete computer systems and other non-compute consumer electronics and mobile devices, they can derive a greater portion of their operating margins from other components, which may reduce their need to realize a profit on the disk drives included in their computer systems and may allow them to sell disk drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more resources and greater access to their internal customers than we do. In addition, competitors such as Samsung and Toshiba, are increasingly integrating other storage technologies such as flash memory, hybrid disk drives and SSDs into their product offerings. Not only may they be willing to sell their disk drives at a lower margin to advance their overall business strategy, their portfolio may allow them to be indifferent to which technology prevails over the other as they can offer a broad range of storage media and solutions and focus on those with lowest costs and greatest sales. In connection with our branded storage products, in addition to competing with our disk drive competitors, we also compete with companies such as Iomega Corporation (an EMC company) and LaCie S.A. that purchase disk drives from us and our competitors for use in their branded storage products.

        Other Competitors.    We also are experiencing competition from companies that provide alternative storage technologies such as flash memory and SSDs. In the flash memory market, primarily used in lower capacity handheld devices, the principal competitors include Micron Technology, Inc. ("Micron"), Samsung, SanDisk and Toshiba. In enterprise applications where SSDs are used for rapid processing and high volume transactions, our principal competitors include Hitachi and STEC.

  Price Erosion

        Our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets ("like-for-like products"). Price declines for like-for-like products ("price erosion") are more pronounced during periods of:

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

        We expect price erosion in our industry will continue. To remain competitive, we believe it is necessary for industry participants to continue to introduce new product offerings that utilize advanced technologies ahead of the competition in order to take advantage of potentially higher initial profit margins and reduced cost structures on these new products.

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

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies, including solid state technology. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology as well as technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2009, 2008 and 2007, we had product development expenses of approximately $953 million, $1,028 million and $904 million, respectively, which represented 10%, 8%, and 8% of our consolidated revenue, respectively.

Patents and Licenses

        As of July 3, 2009, we had approximately 4,035 U.S. patents and 660 patents issued in various foreign jurisdictions as well as approximately 1,265 U.S. and 532 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that the improvement of existing products, reliance upon trade secret law, protection of unpatented proprietary know-how and development of new products are also important to our business, in addition to patent protection, in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to protect broadly our intellectual property, including obtaining patents, where available, in connection with our research and development program.

        The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see "Item 8, Note 13, Legal, Environmental, and Other Contingencies." The costs of engaging in intellectual property litigation in the past have been and may be substantial, irrespective of the merits of the claim or the outcome. We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to licenses.

Backlog

        In view of our customers' rights to cancel or defer orders with little or no penalty, we believe backlog in the disk drive industry is of limited indicative value in estimating future performance and results.

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

        We have established environmental management systems and continually update our environmental policies and standard operating procedures for our operations worldwide. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures.

        Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law and its state equivalents), can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We were identified as a potentially responsible party at several superfund sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few at this time.

        While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these superfund sites and contaminated sites to be material.

        We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment ("WEEE") directive, which makes producers of electrical goods, including disk drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

        If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.

Employees

        At July 3, 2009, we employed approximately 47,000 employees, temporary employees and contractors worldwide, of which approximately 38,650 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data—Note 12, Business Segment and Geographic Information."

Corporate Information

        We were formed in 2000 as an exempted company incorporated with limited liability under the laws of the Cayman Islands.

Available Information

        Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended ("1934 Exchange Act"), and we file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any of our filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may access this information at the SEC's Internet site: www.sec.gov.

This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

        Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the "Investor Relations" portion of this web site, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not incorporated into this Form 10-K.

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 17, 2009. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	52	Chairman, President and Chief Executive Officer
Patrick J. O'Malley	47	Executive Vice President and Chief Financial Officer
Robert W. Whitmore	47	Executive Vice President and Chief Technology Officer
William D. Mosley	42	Executive Vice President, Sales, Marketing and Product Line Management
D. Kurt Richarz	48	Executive Vice President, Sales
Terence Cunningham	50	Senior Vice President, Branded Solutions and i365
Douglas DeHaan	51	Senior Vice President, Operations and Materials
Kenneth M. Massaroni	48	Senior Vice President, General Counsel and Corporate Secretary
David Z. Anderson	44	Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo, Chairman, President and Chief Executive Officer. Mr. Luczo, 52, has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors. He was appointed Chairman of the Board in 2002. Mr. Luczo resigned as CEO effective as of July 3, 2004, but has retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he joined us in January 2009, Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993.

        Patrick J. O'Malley, Executive Vice President and Chief Financial Officer. Mr. O'Malley, 47, has served as Executive Vice President and Chief Financial Officer since August 25, 2008. Previously, he served as Senior Vice President, Finance from 2005 to August 2008, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director/Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988.

        Robert W. Whitmore, Executive Vice President and Chief Technology Officer. Mr. Whitmore, 47, has been Executive Vice President Product and Process Development and Chief Technology Officer since 2007. Prior to that he was Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President,

Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.

        William D. Mosley, Executive Vice President, Sales, Marketing and Product Line Management. Mr. Mosley, 42, has served as Executive Vice President, Sales, Marketing and Product Line Management since February 2009. Prior to that, he served as Senior Vice President, Global Disk Storage Operations since 2007; Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

        D. Kurt Richarz, Executive Vice President, Sales. Mr. Richarz, 48, joined Seagate in May 2006, when we acquired Maxtor. He has served as our Executive Vice President, Sales since May 2008. Prior to that he was Executive Vice President, Sales and Customer Service Operations since from May 2006 to May 2008; Vice President of Global OEM Sales from 2006 to 2007 and Senior Vice President of Global OEM Sales from 2007 to 2008. At Maxtor, from 2002 to 2006, he served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

        Terence Cunningham, Senior Vice President, Branded Solutions and i365. Mr. Cunningham, 50, joined Seagate in February 2009, as Senior Vice President, Branded Solutions and i365, our services organizations. Mr. Cunningham served as the CEO of Coral8, a software company from 2003 until 2009, President and CEO of InfoGenesis, a hospitality focused software company from 2005 to 2006, and as Management Advisor and Investor of Rockbridge Consulting from 1999 to 2003. Prior to that, he served as President and COO of Veritas Software, and founded and led Seagate Software. He is a member of the Board of Directors of QAD, Inc., and several private companies.

        Douglas DeHaan, Senior Vice President, Operations and Materials. Mr. DeHaan, 51, has been Senior Vice President, Operations and Materials since February 2009. Previously, he served as Senior Vice President of Quality from 2008 to 2009, Senior Vice President of Product and Process Development, Core Products from 2003 to 2008, Senior Vice President Process Development and Product Launch from 2001 to 2003, Vice President, Seagate Factory of the Future Initiative from 1999 to 2001, Vice President, Twin Cities Manufacturing Operations from 1996 to 1999, Vice President, Singapore Operations from 1994 to 1996, and Senior Director, Manufacturing Engineering/Twin Cities Operations from 1992 to 1994.

        Kenneth M. Massaroni, Senior Vice President, General Counsel and Corporate Secretary. Mr. Massaroni, 48, has been Senior Vice President, General Counsel and Corporate Secretary since April 2008. He served as Vice President and Acting General Counsel from December 2007 to April 2008, and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta from 1997 to 2006. In addition, Mr. Massaroni has also held senior patent counsel positions at Motorola from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems from 1990 to 1992 and as a patent attorney at Energy Conversion Devices from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

        David Z. Anderson, Vice President, Finance, Treasurer and Principal Accounting Officer. Mr. Anderson, 44, joined Seagate in 1995, and has served as our Vice President, Finance, Treasurer and Principal Accounting Officer since August 2008. Prior to that, he was Vice President, Finance, Storage Markets from 2007 to 2008. He previously held positions as Vice President, Finance, Asia Operations from 2005 to 2007 and Senior Director, Corporate Accounting, Compliance and External Reporting and Corporate Financial Planning & Analysis from 2003 to 2005. Prior to 2003, Mr. Anderson held a variety of progressively senior management positions within our Finance organization.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

Current Macroeconomic Conditions—The recent downturn in the macroeconomic environment has, and may continue to, negatively impact our results of operations.

        The disruption in global macroeconomic conditions has had a significant impact on the disk drive industry as a whole and the results of our operations. Due to the uncertainty about current macroeconomic conditions, we believe our customers have postponed, and may continue to postpone, spending in response to tighter credit, increasing level of unemployment, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

        In addition, the capital and credit markets continue to experience some measure of volatility and disruption, resulting in a tightening in the credit markets, a low level of liquidity in many financial markets and reduces stability in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers resulting in product delays and the inability of customers to obtain credit to finance purchases of our products.

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

        The pricing environment in the June 2009 quarter moderated, with price erosion returning to historical rates. However, we believe price erosion and market share variability will continue, as our competitors engage in aggressive pricing actions targeted to shift customer demand to offset lower demand due to the deterioration in business and economic conditions.

        Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. This risk is particularly pronounced in markets where we have recently experienced lower market share, as is the case in the market for 2.5-inch ATA products. Our ability to offset the effect of price erosion is also diminished during times when product life cycles for particular products are extended, allowing competitors more time to enter the market.

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

        Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in small form factor enterprise markets. Market share for our products can be negatively affected by our customers' diversifying their sources of supply as our competitors enter the market for particular products, as well as by our ability to ramp volume production of new product offerings. When our competitors successfully introduce product offerings that are competitive with our recently introduced products, our customers may quickly diversify their sources of supply. Any significant decline in our market share in any of our principal market applications would adversely affect our results of operations.

Principal Competitors—We compete with both independent manufacturers, whose primary focus is producing technologically advanced disk drives, and captive manufacturers, who do not depend solely on sales of disk drives to maintain their profitability.

        We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disk drive manufacturers, and large captive manufacturers. The term "independent" in this context refers to manufacturers that primarily produce disk drives as a stand-alone product, such as Western Digital Corporation, and the term "captive" in this context refers to manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other electronic data storage products, such as Fujitsu Limited, Hitachi Global Storage Technologies, Samsung Electronics Incorporated and Toshiba Corporation.

        Captive manufacturers are formidable competitors because they have the ability to determine pricing for complete systems without regard to the margins on individual components. As components other than disk drives generally contribute a greater portion of the operating margin on a complete computer system than do disk drives, captive manufacturers do not necessarily need to realize a profit on the disk drives included in a complete computer system and, as a result, may be willing to sell disk drives to third parties at very low margins. Captive manufacturers are also formidable competitors because they have more substantial resources than we do. Samsung and Hitachi (together with affiliated entities) also sell other products to our customers, including critical components like flash memory, ASICs and flat panel displays, and may be willing to sell their disk drives at a lower margin to advance their overall business strategy. One of our captive manufacturer competitors, Toshiba Corporation recently announced that it will buy Fujitsu Limited's hard disk drive business in order to increase market share, cut costs and improve their ability to compete in the market. To the extent we are not successful competing with captive or independent disk drive manufacturers, our results of operations will be adversely affected.

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

        We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, lower power consumption and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have recently announced solid state drives (SSDs) for notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disk drives. Certain customers for both notebook and enterprise compute applications are evaluating and adopting SSDs as alternatives to hard drives in certain applications.

Volatility of Quarterly Results—Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.

        In the past, our quarterly revenue and results of operations have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

  •
  current uncertainty in global economic conditions may pose a risk to the overall economy as consumers and businesses may defer purchases in response to the global recession, negative financial news, and the continuing instability of several large financial institutions;

  •
  adverse changes in the level of economic activity in the United States and other major regions in which we do business, as economic activity continued to deteriorate during fiscal year 2009;

  •
  competitive pressures resulting in lower selling prices by our competitors targeted to encourage shifting of customer demand;

  •
  delays or problems in our introduction of new products, particularly new disk drives with lower cost structures, the inability to achieve high production yields or delays in customer qualification or initial product quality issues;

  •
  changes in purchasing patterns by our distributor customers;

  •
  increased costs or adverse changes in availability of supplies of raw materials or components, especially in light of recent consolidation among component suppliers, building inflationary pressure and the relative volatility of the U.S. dollar as compared to other currencies;

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

        In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted for qualification testing, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales, eroding prices, and declining gross margins on our current generation products. We cannot assure that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future. If we cannot successfully deliver competitive products, our future results of operations may be adversely affected.

Smaller Form Factor Disk Drives—If we do not continue to successfully market smaller form factor disk drives, our business may suffer.

        The disk drive industry is experiencing significant increases in sales of smaller form factor disk drives for an expanding number of applications, in particular notebook computers and consumer electronic devices, but also in personal computers and enterprise storage applications. Our future success will depend on our ability to develop and introduce smaller form factor drives at desired price and capacity points faster than our competitors.

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

        If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disk drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for netbook, notebook and enterprise compute applications, then our customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

Seasonality—Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

        Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers' demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the mobile compute, desktop compute and consumer electronics market applications of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers' increased sales of personal computers, laptop computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the consumer electronics market, as well as macro-economic conditions.

Difficulty in Predicting Quarterly Demand—If we fail to predict demand accurately for our products in any quarter, we may not be able to recapture the cost of our investments.

        The disk drive industry operates on quarterly purchasing cycles, with much of the order flow in any given quarter typically coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter's production. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future.

        Another factor that may negatively affect our ability to recapture costs of investments in future quarters is the recent decline in global macroeconomic conditions. The decline in economic and political conditions in many of our markets has had and may continue to have an effect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

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

  •
  variations in the cost of components for our products, especially during periods when the U.S. dollar is relatively volatile as compared to other currencies;

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

Dependence on Supply of Components, Equipment and Raw Materials—If we experience shortages or delays in the receipt of critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

        The cost, quality and availability of components, certain equipment and raw materials used to manufacture disk drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disk drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards, and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components, including media, aluminum and glass substrates that we do not manufacture, recording media and heads, ASICs, spindle motors, printed circuit boards, and suspension assemblies. If our vendors for these components are unable to meet our requirements, we could experience a shortage in supply, which would adversely affect our results of operations.

        In addition, the recent increases in demand for small form factor mobile products have led to shortages in glass substrates, a component used in smaller form factor disk drives to make the recording media for such drives. If our vendors for glass substrates are unable to meet our demand, or are unable to invest sufficient capital to expand capacity to meet the industry's increasing unit growth in small form factor mobile disk drives, we could experience a shortage in the supply of this critical component, which could limit our ability to meet our customer's demand for small form disk drives.

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

Importance of Time-to-Market—Our results of operations may depend on our being among the first-to-market with new product offerings and achieving sufficient production volume with our new products.

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

  •
  qualify these products with key customers on a timely basis by meeting our customers' performance and quality specifications; or

  •
  achieve acceptable manufacturing yields, quality and costs with these products.

        If the delivery of our products is delayed, our OEM customers may use our competitors' products to meet their production requirements. If the delay of our products causes delivery of those OEMs' computer systems into which our products are integrated to be delayed, consumers and businesses may purchase comparable products from the OEMs' competitors.

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

        Our disk drives are components in computers, computer systems, storage subsystems and consumer electronics devices. The demand for these products has been volatile. During times of poor global economic conditions, such as those that currently prevail, consumer spending tends to decline and retail demand for personal computers and consumer electronics devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. Moreover, unexpected slowdowns in demand for computer systems, storage subsystems or consumer electronics devices generally cause sharp declines in demand for disk drive products. The decline in consumer spending could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

        A substantial portion of our sales has been to distributors of desktop disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, the recent deterioration in business and economic conditions may exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors ability to access credit for purposes of funding their operations may also affect purchases of our products by these customers.

        If distributors reduce their purchases of our products or prices decline significantly in the distribution channel or if distributors experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.

Dependence on Sales of Disk Drives in Consumer Electronics Applications—Our sales of disk drives for consumer electronics applications, which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

        Sales of disk drives for consumer electronics applications have contributed significant revenues to our results. Consumer spending on consumer electronics has however, and may continue to, deteriorate significantly in many countries and regions, including the United States, due to the poor global economic conditions and increasing levels of unemployment. For example, factors that could influence the levels of consumer spending on consumer electronic products include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

        In addition, the demand for consumer electronics products can be even more volatile and unpredictable than the demand for compute products. In some cases, our products manufactured for consumer electronics applications are uniquely configured for a single customer's application, which creates a risk of unwanted and unsellable inventory if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory meeting the customers' cost and capacity metrics, resulting in a rapid shift in demand from our products and disk drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new consumer electronics applications could materially adversely impact our future results of operations.

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

Impairment Charges—We may be required to record additional impairment charges for goodwill and/or other long-lived assets.

        We are required to assess goodwill annually for impairment, or on an interim basis whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are also required to test other long-lived assets, including acquired intangible assets and property, equipment and leasehold improvements, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate.

        In the fiscal quarter ended January 2, 2009, we determined that the negative impact of the current macroeconomic environment and the resulting decline in the demand for our products represented an adverse change in our business climate. Those circumstances required us to undertake an evaluation of our goodwill and long-lived assets for impairment. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for other long-lived assets.

        As of July 3, 2009, we have approximately $31 million of goodwill and $2.3 billion of other long-lived assets. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and other long-lived assets. Further adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or other long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

        Some of our key customers, including Hewlett-Packard Company ("HP"), Dell Inc. ("Dell"), EMC Corporation ("EMC"), Lenovo Group Limited ("Lenovo") and Acer Inc. ("Acer"), account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer's cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Impact of Technological Change—Increases in the areal density of disk drives may outpace customers' demand for storage capacity.

        The rate of increase in areal density, or storage capacity per square inch on a disk, may be greater than the increase in our customers' demand for aggregate storage capacity, particularly in certain market applications like commercial desktop compute. As a result, our customers' storage capacity needs may be satisfied with lower priced, low capacity disk drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Electronic Data Storage Products—Future changes in the nature of electronic data storage products may reduce demand for traditional disk drive products.

        We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, netbooks or mobile phones with advanced capabilities, or "smartphones", may not contain a disk drive. While we are investing development resources in designing disk drives for these new applications, it is too early to assess the impact of these new applications on future demand for disk drive products. Products such as netbooks and smartphones, some of which use alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

        We are leveraged and have significant debt service obligations. We also recently completed a private offering of $430 million of 10% Senior Secured Second-Priority Notes due 2014 (the "10% Notes"). Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

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

  •
  our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

  •
  covenants in our debt instruments limit our ability to pay future dividends or make other restricted payments and investments.

        In addition, because a portion of our debt bears interest at floating rates, an increase in interest rates has an immediate effect on our interest expense. If the extreme volatility in interest rates observed during the fiscal year 2009 continues, or if interest rates increase, our cash flow and our ability to service our debt may be adversely affected.

        In the event that we need to refinance all or a portion of our outstanding debt as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If prevailing interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital.

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

  •
  we will continue to realize the cost savings, revenue growth and operating improvements that result from the execution of our long-term strategic plan; or

  •
  future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

        If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures; product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our amended credit facility and the indenture governing our 10% Notes limit the use of certain proceeds from any disposition of assets that are part of the collateral and, as a result, we may not be allowed, under those documents, to use proceeds from such dispositions to satisfy all current debt service obligations. In addition if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictions Imposed by Debt Covenants—Restrictions imposed by our amended credit facility and the indenture governing our 10% Senior Secured Second-Priority Notes due 2014 may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

        Our amended credit facility and the indenture governing our 10% Notes impose, and the terms of any future debt may impose, operating and other restrictions on us. Our amended credit facility and the indenture limit, among other things, our ability to:

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

        A breach of any of the covenants in our debt agreements, including our inability to comply with the required financial ratios, could result in a default under our amended credit facility. If a condition of default occurs, and we are not able to obtain a waiver from the lenders holding a majority of the commitments under our amended credit facility, the administrative agent of the amended credit facility may, and at the request of lenders holding a majority of the commitments shall, declare all of our outstanding obligations under the amended credit facility, together with accrued interest and other fees, to be immediately due and payable, and may terminate the lenders' commitments thereunder, cease making further loans and, if we cannot repay our outstanding obligation, institute foreclosure proceedings against our assets. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

        In addition, some of the agreements governing our other debt instruments contain cross-default provisions that may be triggered by a default under our amended credit facility. In the event that we default under our amended credit facility, there could be an event of default under cross-default provisions for the applicable debt instrument. As a result, all outstanding obligations under certain of our debt instruments, including our 10% Notes, may become immediately due and payable. If such acceleration were to occur, we may not have adequate funds to satisfy all of our outstanding obligations, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

        Substantially all our assets and the assets of our material subsidiaries organized in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore, as well as certain assets located in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore owned by other material subsidiaries, and all proceeds therefrom, are pledged as security for borrowings under our amended credit facility and our 10% Notes, as well as obligations under our hedging agreements, cash management arrangements and certain metal leasing arrangements. Since substantially all of our assets are used to secure portions of our existing debt obligations, we have a limited amount of collateral that is available for future secured debt or credit support. As a result, we may be limited in our ability to incur additional indebtedness or to provide additional credit support for our existing indebtedness. In addition, our failure to comply with the terms of our amended credit facility or the indenture governing our 10% Notes would entitle the lenders thereunder to declare all funds borrowed thereunder to be immediately due and payable. If we were unable to meet these payment obligations, the lenders could foreclose on, and acquire control of, substantially all our assets that serve as collateral.

Volatile Public Markets—The price of our common shares may be volatile and could decline significantly.

        The stock market, in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

  •
  general uncertainty in stock market conditions occasioned by global economic conditions, negative financial news and the continued instability of several large financial institutions;

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology; Qimonda AG; and Siemens AG, which Seagate won at trial and is now on appeal,; and an action brought in Northern Ireland by Siemens AG.

        Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part II, Item 8, Note 13 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of pending intellectual property proceedings.

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

Economic Risks Associated with International Operations—Our international operations subject us to risks related to currency exchange fluctuations, longer payment cycles for sales in foreign countries, seasonality and disruptions in foreign markets, tariffs and duties, price controls, potential adverse tax consequences, increased costs, our customers' credit and access to capital and health-related risks.

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

  •
  Credit and Access to Capital Risks.  Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer's or its bank's financial condition, or the inability to access other financing.

  •
  Global Health Outbreaks.  The occurrence of a pandemic disease, caused by a virus such as H1N1 (or the "Swine flu" virus), may adversely impact our operations, and some of our key customers. Such diseases could also potentially disrupt the timeliness and reliability of the distribution network we rely on.

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

        Annually we complete an evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of July 3, 2009, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management's time in connection with further evaluations.

Suspension of Paying Quarterly Dividends—Our policy of not paying dividends could result in a persistently low market valuation of our common shares.

        On April 13, 2009, we announced that we had adopted a policy of no longer paying a quarterly dividend to our common shareholders to enhance liquidity. Our policy of not paying a quarterly dividend could result in a persistently low market valuation of our common shares.

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

        Recent U.S. federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Seagate or its shareholders.

Securities Litigation—Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

        Significant price and value fluctuations have occurred with respect to the publicly traded securities of disk drive companies and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company's securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

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

        As of July 3, 2009, we held auction rate securities with a par value of $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. In February 2009 we sold auction rate securities with a par value of $10 million for $8 million, recognizing a $2 million loss on the transaction. In addition, in February 2009 the ratings of two of the three remaining auction rate securities held by us, having an aggregate par value of $21 million, were downgraded. As of July 3, 2009, the estimated fair value of the remaining auction rate securities was $18 million. We believe that the impairments of these securities, totaling $3 million as of July 3, 2009, are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of the securities.

        While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments or auction rate securities since July 3, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

Environmental Regulations—Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        The sale and manufacturing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment (WEEE) directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. Although we do not anticipate any material adverse effects based on the nature of our operations and the focus of such legislation, we will need to ensure that we comply with these laws and regulations as they are enacted and that our suppliers also comply with these laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws or noncompliance with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our company headquarters are located in the Cayman Islands, while our U.S. executive offices are in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and in Minnesota. Our principal product development facilities are located in California, Colorado, Minnesota, Massachusetts and Singapore. Our leased facilities are occupied under leases that expire at various times through 2022.

        Our material manufacturing, product development and marketing and administrative facilities at July 3, 2009 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Use
United States
California
Scotts Valley	Owned/Leased	293,966	Marketing and administrative
Fremont	Leased	157,925	Product development
Colorado	Owned/Leased	528,479	Product development
Minnesota	Owned/Leased	1,141,282	Manufacture of recording heads and product development
Oklahoma	Owned	274,637	Administrative
Massachusetts	Leased	125,672	Product development
Europe
Northern Ireland
Springtown	Owned	473,000	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	958,341	Manufacture of drives
Wuxi	Leased	704,231	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	560,000	Manufacture of substrates
Penang	Owned(1)	390,254	Manufacture of drive subassemblies
Singapore
Ang Mo Kio	Owned(1)	1,050,000	Manufacture of drives and product development
Woodlands	Owned(1)	993,643	Manufacture of media
Thailand
Korat	Owned	770,709	Manufacture of drives and drive subassemblies
Teparuk	Owned	362,028	Manufacture of drive subassemblies

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of July 3, 2009, we owned or leased a total of approximately 11.4 million square feet of space worldwide. We occupied approximately 6.5 million square feet for the purpose of manufacturing, 1.3 million square feet for product development, 1.3 million square feet for marketing and administrative purposes and subleased 0.7 million. Included in the 11.4 million square feet of owned or leased space is a total of 1.6 million square feet that is currently unoccupied primarily as a result of site closures at our facilities in Limavady, Milpitas and Pittsburgh. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of July 3, 2009, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

        On August 4, 2009, we announced that we would close our Ang Mo Kio (AMK) facility in Singapore by the end of calendar year 2010. Our hard drive manufacturing operations will be relocated to other existing facilities and our Asia International Headquarters (IHQ) will remain in Singapore. We do not expect the closure to meaningfully change production capacity.

ITEM 3.    LEGAL PROCEEDINGS

        See Item 8, Note 13, Legal, Environmental, and Other Contingencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares have traded on the NASDAQ Global Select Market under the symbol "STX" since September 16, 2008, and previously traded on the New York Stock Exchange under the symbol "STX" since December 11, 2002. Prior to that time there was no public market for our common shares. The high and low sales prices of our common shares, as reported by both the NASDAQ and the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 28, 2007	$26.84	$21.63
Quarter ended December 28, 2007	$28.91	$23.62
Quarter ended March 28, 2008	$26.10	$18.60
Quarter ended June 27, 2008	$22.78	$18.69
Quarter ended October 3, 2008	$19.54	$10.79
Quarter ended January 2, 2009	$11.00	$3.67
Quarter ended April 3, 2009	$6.80	$2.98
Quarter ended July 3, 2009	$10.85	$5.61

        As of August 13, 2009 there were approximately 1,651 holders of record of our common shares. We did not sell any of our equity securities during fiscal year 2009 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our common shares for the period from July 2, 2004 to July 3, 2009. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on July 2, 2004, $100 was invested in our common shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Dow Jones US Computer Hardware Index

	7/2/04	7/1/05	6/30/06	6/29/07	6/27/08	7/03/09
Seagate Technology	100.00	124.36	164.95	161.32	147.05	80.90
S&P 500	100.00	106.14	112.87	133.59	113.60	79.65
Dow Jones US Computer Hardware	100.00	118.10	120.08	170.69	171.84	136.94

*
$100 invested on 7/2/2004 in stock and in index, including reinvestment of dividends.

Copyright© 2009 Bloomberg Finance L.P. All rights reserved.

Dividends

        On April 13, 2009, we announced that we adopted a policy of no longer paying a quarterly dividend to our common shareholders to enhance liquidity. The suspension of paying quarterly dividends could cause the market price of our common shares to decline significantly and our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our common shares.

        Our ability to pay quarterly dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our common shareholders, including restrictions imposed by our amended credit facility and our 10% Notes. Specifically, under the terms and conditions of our recently amended credit agreement governing our credit facility we are restricted from paying dividends in excess of $45 million, in the aggregate, during the period beginning on April 4, 2009 and ending on January 1, 2010 (inclusive), and in excess of $300 million, in the aggregate, during any period of four consecutive quarters thereafter until maturity of the credit agreement. In addition, the indenture to our 10% Senior Secured Second-Priority Notes due May 2014 have covenants that will be effective after the maturity of the credit agreement. In addition, any payment of dividends to holders of our common shares in certain future quarters may result in upward adjustments to the conversion rate of the 2.375% Convertible Senior Notes due August 2012.

        Since the closing of our initial public offering in December 2002 up to our policy change on April 13, 2009, we have paid dividends, pursuant to our quarterly dividend policy then in effect, totaling approximately $952 million in the aggregate. The following are dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 3, 2007	August 17, 2007	$0.10
November 2, 2007	November 16, 2007	$0.10
February 1, 2008	February 15, 2008	$0.10
May 2, 2008	May 16, 2008	$0.12
August 1, 2008	August 15, 2008	$0.12
November 7, 2008	November 21, 2008	$0.12
February 6, 2009	February 20, 2009	$0.03

        For U.S. federal tax purposes, we had cumulative earnings and profits in excess of distributions for our taxable year ended July 3, 2009. As a result, distributions on our common shares to U.S. shareholders during this period were treated as dividend income for U.S. federal income tax purposes. Non-U.S. shareholders should consult with a tax advisor to determine appropriate tax treatment.

Repurchases of Our Equity Securities

        We did not repurchase any of our common shares during the fiscal year ended July 3, 2009. As of July 3, 2009, we had authorization to repurchase approximately $2.0 billion of our common shares remaining under the February 2008 stock repurchase plan, which expires February 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below for each of the last five fiscal years, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference, to fully understand factors that may affect the comparability of the information presented below.

        The Consolidated Statements of Operations data for the years ended July 3, 2009, June 27, 2008, and June 29, 2007 and the Consolidated Balance Sheet data at July 3, 2009 and June 27, 2008, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended June 30, 2006 and July 1, 2005, and the Consolidated Balance Sheet data at June 29, 2007, June 30, 2006 and July 1, 2005, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 3, 2009	June 27, 2008	June 29, 2007	June 30, 2006(1)	July 1, 2005
Revenue	$9,805	$12,708	$11,360	$9,206	$7,553
Gross margin	1,410	3,205	2,185	2,137	1,673
Income (loss) from operations	(2,635)	1,376	614	874	722
Net income (loss)	(3,086)	1,262	913	840	707
Total assets	7,087	10,120	9,472	9,544	5,244
Total debt	2,727	2,030	2,063	970	740
Shareholders' equity	$1,524	$4,586	$4,737	$5,212	$2,541
Net income (loss) per share:
Basic	$(6.32)	$2.46	$1.64	$1.70	$1.51
Diluted	(6.32)	2.36	1.56	1.60	1.41
Number of shares used in per share computations:
Basic	488	512	558	495	468
Diluted	488	538	587	524	502
Cash dividends declared per share	$0.27	$0.42	$0.38	$0.32	$0.26

(1)
Seagate Technology's results include Maxtor's results beginning May 19, 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations for the fiscal years ended July 3, 2009, June 27, 2008 and June 29, 2007. Unless the context indicates otherwise, as used herein, the terms "we," "us," "Seagate," the "Company" and "our" refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to "$" are to United States dollars.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 2, 2010 and beyond. These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K. Current expectations, forecasts and assumptions involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include the impact of the variable demand and the aggressive pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended July 3, 2009, June 27, 2008 and June 29, 2007.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

  •
  Our Company.  Discussion of our business.

  •
  Business Overview.  Discussion of industry trends and their impact on our business.

  •
  Fiscal Year 2009 Summary.  Overview of financial and other highlights affecting us for fiscal year 2009.

  •
  Results of Operations.  Analysis of our financial results comparing 2009 to 2008 and comparing 2008 to 2007.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 3, 2009 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. We produce a broad range of disk drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs) and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Business Overview

        Our industry is characterized by several trends that have a material impact on our strategic planning, financial condition and results of operations.

  Demand for Disk Drives

        The disk drive industry is sensitive to global macroeconomic conditions and has been impacted by the downturn in economic activity. As a result we believe the total available market (TAM) for disk drives, in aggregate, declined approximately 4% in fiscal year 2009, over the prior fiscal year, compared to an increase of 18% and 14% in the TAM in fiscal year 2008 and fiscal year 2007, respectively. Notwithstanding current economic conditions, we believe that growth in digital content will continue to require increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, back up and use such content. We believe this growth in digital content will result in increased demand for disk drive products.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. Solid state disk drives (SSDs), using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices and portable external storage. We believe that in the foreseeable future the traditional compute markets that require high volume storage solutions as well as the data intensive non-compute markets will continue to be best served by hard disk drives based on the industry's ability to deliver reliable and cost effective mass storage devices.

        Disk Drives for Desktop Computing.    The desktop computing market consists of disk drives used in traditional desktop and business critical applications. We believe that the global macroeconomic conditions coupled with the continuing shift towards notebook computing have contributed to a 13% decline in demand for disk drives for desktop computing as compared to the prior fiscal year. Additionally, we believe the demand for disk drives for desktop computing may be adversely impacted as consumers increasingly choose notebooks for their computing needs. We believe that current growth opportunities for disk drives in traditional desktop computing applications lie primarily in developing markets where price remains a primary consideration.

        Disk Drives for Mobile Computing.    The mobile compute market consists primarily of disk drives used in notebook systems. Notebook systems are increasingly becoming the preference over desktop computers for both consumers and enterprises as the need for mobility increases, wireless adoption continues to advance, and price and performance continue to improve. Consequently, the mobile compute market exhibited a 16% growth as compared to the prior fiscal year.

        SSDs could become more competitive in the future in mobile compute applications which require minimal storage capacity such as netbooks, which are smaller, less powerful, less expensive, forms of mobile computers, and are slowly becoming a low-cost alternative to notebooks. We estimate that netbooks will comprise as much as 10 – 15% of the mobile market for the next few years, and that 80% of these devices will have hard disk drives installed initially.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives used in mission critical applications, which is defined by the use of high performance, high capacity disk drives in applications that are vital to the operation of enterprises. We expect the market for mission critical enterprise storage solutions to be driven by enterprises continuing to move network traffic to dedicated storage area networks. In addition, as enterprises move away from the use of server-attached storage to network-attached storage and consolidate data centers to increase speed and reliability within a smaller space, reduce network complexity and increase energy savings, this will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies. We believe that the enterprise storage TAM declined 18%, as compared to the prior fiscal year, mainly due to the downturn in the economy and the consolidation in the financial services industry, traditionally a significant portion of the market for enterprise disk drives. We also believe that the global macroeconomic conditions have changed enterprise spending behaviors evidenced by increased storage utilization rates in data centers and deferred purchases of information technology equipment.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives and applications where rapid processing is required for high volume transaction data ("Tier 0"). The timing of significant adoption of SSDs in these applications is currently unknown as enterprises weigh the cost benefits of mission critical enterprise disk drives relative to the perceived performance benefits of SSDs. We anticipate that Tier 0 is likely to benefit the most from the adoption of SSDs. We estimate the current penetration of SSDs to be less than 1% based on units.

        Disk Drives for Consumer Electronics.    Disk drives in the consumer electronics (CE) markets are primarily used in gaming and high-capacity video solutions, such as DVRs. These applications require more storage capability than can be provided in a cost-effective manner through alternative technologies such as flash memory, which is used in lower capacity CE applications. We believe that the global macroeconomic conditions have contributed to the 11% decline in the CE TAM, as compared to the prior fiscal year. Notwithstanding the current contraction in consumer spending, we believe the demand for disk drives in CE will be driven by increased amounts of high definition content requiring larger amounts of storage capacity.

        Disk Drives for Branded Solutions.    We define branded solutions as external disk drives sold in the retail channel. Disk drives used in branded solutions are for purposes such as personal backup, portable data storage and to augment their current desktop or notebook disk drive capacities. Notwithstanding the current contraction in consumer spending, we believe the proliferation of media-rich digital content will continue to create increasing consumer demand for external branded storage solutions. Our branded solutions disk drives are accounted for within our mobile and desktop compute markets.

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

  Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. In fiscal year 2009, due to the disruptions from the macroeconomic conditions, the industry did not exhibit the increase in demand from late summer to fall and the traditional holiday shopping season from fall to winter. Until the macroeconomic environment improves we may not experience traditional seasonal demand patterns.

  Price Erosion

        Our industry has been characterized by continuous price declines for disk drive products with comparable capacity, performance and feature sets ("like-for-like products"). Price declines for like-for-like products ("price erosion") are more pronounced during periods of:

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

        We experienced near double-digit price erosion during each of the first two quarters of fiscal year 2009 due to a supply and demand imbalance resulting from a sharp decline in the demand for disk drives as a result of the macroeconomic downturn. Conversely, we experienced more benign price erosion in the June 2009 quarter as the supply and demand rebalanced.

  Disk Drive Industry Consolidation

        Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. The trend toward consolidation is more pronounced during times of macroeconomic contraction. For example, Toshiba recently announced that it intends to acquire Fujitsu's hard disk drive business. The increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may also drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

  Suppliers of Components and Capital Equipment

        Due to industry consolidation, which may be accelerated by the current macroeconomic conditions, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers.

        Generally, we believe that there is more than adequate supply of components to meet currently identified industry demand. However, we believe that the supply of glass substrates, a component in mobile disk drives, may be below adequate levels to support demand for mobile drives. This supply constraint may be particularly pronounced if global macroeconomic conditions improve in the near term or if the shift in demand from desktop to mobile accelerates.

        Drive manufacturers have adjusted their capital spending plans in reaction to the reduction in demand. As a result, capital equipment manufacturers may be increasingly financially constrained and, therefore, may be less able to supply equipment when needed.

  Recording Heads and Media

        We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. However, a vertically integrated model tends to have less flexibility when there is a constraint in demand and exposes us to higher unit costs in a down cycle. As a result of the global macroeconomic conditions, our manufacturing operations experienced a sharp reduction in utilization levels in portions of fiscal year 2009.

        The extent of our use of externally sourced recording heads, media and aluminum substrates varies based on product mix, technology and our internal capacity levels. We purchase from third parties all of our glass substrates, which are used to manufacture our disk drives for mobile and small form factor CE products.

  Commodity and Other Manufacturing Costs

        The production of disk drives requires precious metals, scarce alloys and industrial commodities, that are subject to fluctuations in prices, and the supply of which has at times been constrained. In order to mitigate susceptibility to these conditions, we may maintain increased inventory of precious metals, scarce alloys and industrial commodities. We believe that currently there is adequate supply of these precious metals, scarce alloys and industrial commodities. Additionally, volatility in fuel costs may increase our costs related to commodities, manufacturing and freight, therefore, we may increase our use of ocean shipments to help offset any increase in freight costs.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalances between supply and demand. In the December 2008 quarter, the economic downturn created a sharp imbalance. As a result, the disk drive industry, including Seagate, adjusted production to realign to the lower demand. The industry, as well as Seagate, exited the June 2009 quarter with what we believe to be approximately four weeks of distribution channel inventory, which is at the low end of historical levels.

Fiscal Year 2009 Summary

        Our operating results for fiscal year 2009 were significantly impacted by the decline in the global macroeconomic environment. Revenues for the fiscal year 2009 were $9.8 billion and gross margins were 14%, which represented a 23% decrease in revenues and a compression of our gross margins by 1100 basis points when compared to the prior fiscal year.

        During the December 2008 quarter, we observed a sharp deterioration in the general business environment in all of our major markets and we determined that a significant adverse change in our business climate had occurred. Consequently, we recorded impairment charges of approximately $2.3 billion for goodwill. Additionally, in the December 2008 quarter, as part of our tax provision we recorded a $271 million unfavorable adjustment to the valuation allowance related to our deferred tax assets.

        In January 2009, we made substantial changes to our management team and began to implement organizational changes intended to improve decision making, resource allocation and overall corporate performance. We also implemented actions directed at strengthening the balance sheet and returning to profitability by improving our product competitiveness, realigning our cost structure to current economic conditions and refinancing our debt.

        Our fiscal year 2009 results were also impacted by the residual effects of our prior fiscal year's new product execution issues. In certain markets, we experienced delays in transitioning to market competitive and more cost efficient products, which resulted in our losing time-to-market leadership in these markets. We believe we have made significant progress in addressing our product time-to-market execution by the end of the fiscal year 2009. The transition to more market competitive product offerings, which are also more cost effective, contributed to a significant recovery in our gross margin in the June 2009 quarter, as compared to the immediately preceding quarter.

        In addition, we implemented cost reduction activities that included completing the previously announced closures of our Milpitas media manufacturing facility and our Pittsburgh research facility, reducing global workforce by approximately 5,500 employees, including over 25% of our corporate officers and salary reductions for substantially all professional employees.

        We also improved our liquidity position and capital structure by amending our credit facility to relax certain financial covenants, issuing 10% Notes in the aggregate principal amount of $430 million and improving working capital management.

Results of Operations

        The following table summarizes information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	June 29, 2007
Revenue	$9,805	$12,708	$11,360
Cost of revenue	8,395	9,503	9,175

Gross margin	1,410	3,205	2,185
Product development	953	1,028	904
Marketing and administrative	537	659	589
Amortization of intangibles	55	54	49
Restructuring and other, net	210	88	29
Impairment of goodwill and other long-lived assets	2,290	—	—

Income (loss) from operations	(2,635)	1,376	614
Other income (expense), net	(140)	(47)	(53)

Income (loss) before income taxes	(2,775)	1,329	561
Provision for (benefit from) income taxes	311	67	(352)

Net income (loss)	$(3,086)	$1,262	$913

	Fiscal Years Ended
(As a percentage of Revenue)	July 3, 2009	June 27, 2008	June 29, 2007
Revenue	100%	100%	100%
Cost of revenue	86	75	81

Gross margin	14	25	19
Product development	10	8	8
Marketing and administrative	5	5	5
Amortization of intangibles	1	—	1
Restructuring and other, net	2	1	—
Impairment of goodwill and other long-lived assets	23	—	—

Income (loss) from operations	(27)	11	5
Other income (expense), net	(1)	—	—

Income (loss) before income taxes	(28)	11	5
Provision for (benefit from) income taxes	3	1	(3)

Net income (loss)	(31)%	10%	8%

        The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(Dollars in millions, except percentages and ASPs)	July 3, 2009	June 27, 2008	June 29, 2007
Net Revenue	$9,805	$12,708	$11,360
Unit Shipments:
Desktop	93.3	111.0	97.8
Mobile	37.6	26.7	19.4
Enterprise	16.5	20.3	16.7
Consumer Electronics	16.4	24.6	25.3
Total Units Shipped	163.8	182.6	159.2
ASPs (per unit)	$59	$68	$71
Revenues by Channel (%)
OEM	64%	67%	64%
Distributors	27%	26%	30%
Retailers	9%	7%	6%
Revenues by Geography (%)
North America	28%	30%	30%
Europe	27%	27%	27%
Far East	45%	43%	43%

Fiscal Year 2009 Compared to Fiscal Year 2008

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Revenue	$9,805	$12,708	$(2,903)	(23)%

        Revenue in fiscal year 2009 decreased approximately 23%, or $2.9 billion, from fiscal year 2008 primarily due to declining global macroeconomic conditions. These conditions resulted in a 10% decrease in the number of disk drives shipped and a 13% reduction in our ASP from $68 to $59 per unit. The decrease in our ASP, as compared to the prior fiscal year, resulted from an unfavorable product mix, as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and a near double-digit price erosion during each of the first two quarters of fiscal year 2009. The near double-digit price erosion we experienced was due to time-to-market delays in certain markets and a supply and demand imbalance resulting from a sharp decline in the TAM in the December 2008 quarter.

        We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 12% and 9% of our gross revenue, for fiscal years 2009 and 2008, respectively.

        Desktop.    We shipped 93.3 million units during fiscal year 2009, a decrease of 16% from the prior fiscal year due mainly to a 13% decline in the TAM. We believe we have maintained revenue leadership in this market. The decrease in both our shipments and the TAM was primarily driven by lower consumer and enterprise spending as a result of the macroeconomic downturn and the continued shift in demand from desktop to notebook computers.

        Mobile.    We believe the overall mobile compute market grew approximately 16% from fiscal year 2008, with Seagate shipping 37.6 million units in fiscal year 2009, an increase of 41% over fiscal year 2008. The increase in unit shipments was driven by more competitive product offerings as well as the continuing shift from desktop towards notebook computers by both consumers and enterprises.

        Enterprise.    During fiscal year 2009, we have maintained our market leadership position in the enterprise market, shipping 16.5 million units, a decrease of 19% as compared to the prior fiscal year of 20.3 million units. The overall enterprise market decreased by 18% due to the macroeconomic contraction and the resulting consolidation in the financial services industry.

        Consumer electronics.    In fiscal year 2009, we shipped a total of 16.4 million units in the CE market, a decrease of 33% from fiscal year 2008. Our decision not to participate in the economically unattractive gaming market was the primary reason for the decline in units shipped, as compared to the prior fiscal year. In addition, reduced consumer spending resulting from the macroeconomic conditions also contributed to this decrease.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Cost of revenue	$8,395	$9,503	$(1,108)	(12)%
Gross margin	$1,410	$3,205	$(1,795)	(56)%
Gross margin percentage	14%	25%

        For fiscal year 2009, gross margin as a percentage of revenue decreased 1100 basis points primarily due to price erosion, lower capacity utilization, particularly in the December 2008 and the March 2009 quarters, and the delay in transitioning to more market-competitive and cost-efficient products in certain markets due to the residual effects of prior fiscal year execution issues. In the December 2008 quarter, the supply and demand imbalance resulted in a very competitive pricing environment and significant price erosion, especially in the 3.5-inch and 2.5-inch ATA markets.

  Operating expenses

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Product development	$953	$1,028	$(75)	(7)%
Marketing and administrative	537	659	(122)	(19)%
Amortization of intangibles	55	54	1	2%
Restructuring and other, net	210	88	122	139%
Impairment of goodwill and other long-lived assets	2,290	—	2,290	100%

        Product Development Expense.    The decrease in product development expense for fiscal year 2009 was primarily due to $82 million of variable performance-based compensation expense in fiscal year 2008 while none was recognized in fiscal year 2009. Restructuring and other cost reduction efforts contributed to a further $35 million reduction in product development expenses, as compared to the prior fiscal year. These cost reduction measures included the closure of the Pittsburgh facility, headcount reductions and wage decreases that took place in the second half of the fiscal year. In addition, other employee benefits decreased by $20 million due to changes in deferred compensation plan liabilities and a $13 million research grant was received in the current fiscal year. These decreases were partially offset by a $23 million increase in payroll expense due to annual wage increases and a 53-week fiscal year in 2009 compared to 52 weeks in fiscal year 2008, $20 million in operating expenses resulting from increased product development and licensing activities, and $26 million of accelerated depreciation expense related to the closure of our Pittsburgh facility.

        Marketing and Administrative Expense.    The decrease in marketing and administrative expense for fiscal year 2009 was primarily due to $53 million of variable performance-based compensation expense in fiscal year 2008 while none was recognized in fiscal year 2009. In the second half of the fiscal year 2009, restructuring and other cost reduction efforts contributed to further reductions of $25 million in wages, $29 million for reduced use of consultants and outside services, and $15 million as a result of reduced travel. Additionally, other employee benefits decreased by $11 million due to changes in deferred compensation plan liabilities. These decreases were partially offset by a $14 million increase in payroll expense due to annual wage increases and a 53-week fiscal year in 2009 compared to 52 weeks in fiscal year 2008.

        Amortization of Intangibles.    Amortization of intangibles was relatively flat when compared to the prior fiscal year.

        Restructuring and Other, net.    During fiscal year 2009, we recorded restructuring and other charges of $210 million comprised mainly of charges related to the restructuring plans announced in January and May 2009, both intended to realign our cost structure with the current macroeconomic business environment. These charges consisted of $173 million of employee termination benefits, $31 million related to lease obligations associated with the site closures and $6 million of other exit costs. As of the dates we committed to these restructuring plans we estimated annual savings upon completion of $130 million and $125 million from the January and May 2009 restructuring plans, respectively, and $30 million, $42 million and $34 million from the Pittsburgh, Milpitas and Limavady site closures, respectively.

        Impairment of Goodwill and Other Long-Lived Assets.    During the December 2008 quarter, we determined that a significant adverse change to our business climate had occurred, which required that we evaluate the carrying value of our goodwill and other long-lived assets, principally intangible assets and property, equipment and leasehold improvements, for impairment. We made this determination as evidence of a sustained and sharp deterioration in the general business environment, and specifically, all of our major markets, was building rapidly through the quarter. Several of our customers and other technology companies in the supply chain of our customers, as well as our competitors, reduced their financial outlook and/or otherwise disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. In addition, prior to the start of the December quarter, the TAM was estimated to be approximately 156 million units. At about eight weeks into the quarter, the outlook for the TAM had decreased to be approximately 135 million units. After the close of the quarter, preliminary industry data indicated actual shipments for the December quarter were approximately 123 million units. In response to these adverse business indicators and the rapidly declining revenue trends experienced during our fiscal second quarter, we reduced our near-term and long-term financial projections. Consequently, we performed an analysis of goodwill for impairment, and of the recoverability and impairment of other long-lived assets, in accordance with the guidance in Financial Accounting Standards Board (FASB) Statement (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), respectively. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for other long-lived assets. See Critical Accounting Policies herein for further details.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Other income (expense), net	$(140)	$(47)	$(93)	198%

        The change in Net other expense was primarily due to a $40 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments, and a $38 million decline in the value of the deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Provision for income taxes	$311	$67	$244	364%

        We recorded a provision for income taxes of $311 million for fiscal year 2009 compared to a provision for income taxes of $67 million for fiscal year 2008. We are a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

        Our provision for income taxes for fiscal year 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) non-deductible goodwill impairments, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) foreign losses with no tax benefit, (iv) the tax benefit related to the aforementioned tax holidays and tax incentive programs, and (v) tax expense related to intercompany transactions. Our provision for income taxes recorded for the fiscal year ended June 27, 2008 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) a decrease in our valuation allowance for certain deferred tax assets, and (iii) tax expense related to intercompany transactions.

        Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 (IRC Section 382) on usage of certain tax attributes (further described below), we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities have not been recorded on unremitted earnings of certain foreign subsidiaries, as these earnings will not be subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

        In fiscal year 2009, the deferred tax asset valuation allowance was $1,313 million. The valuation allowance for deferred tax assets increased by approximately $880 million in fiscal year 2009. The increase in valuation allowance resulted primarily from the liquidation of our wholly owned subsidiary, Maxtor, effective June 1, 2009 and represents the net effects of the extinguishment of all deferred tax assets related to historical carryover tax attributes of Maxtor and the increase in deferred tax assets related to losses incurred in connection with the liquidation transaction. As of June 27, 2008, the deferred tax asset valuation allowance was $433 million. Approximately $22 million of this amount relates to deferred tax assets acquired in the Maxtor acquisition for which the related benefit would have been credited to goodwill if realized. The net increase in the valuation allowance in fiscal year 2008 was $34 million.

        At July 3, 2009, we had net deferred tax assets of $469 million. The realization of $416 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

        During fiscal year 2009, several enacted U.S. tax law changes were taken into account in computing our income tax provision as follows. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, we can elect to accelerate a portion of our unused AMT and research tax credits in lieu of the 50-percent "bonus" depreciation enacted in February 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to extend the acceleration of AMT and research credits in lieu of bonus depreciation based on qualified capital additions through the end of calendar year 2009. We have concluded that we qualify for and recorded income tax benefits of approximately $17 million related to these accelerated credits. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the research credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension had no immediate impact on our tax provision due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits.

        On January 3, 2005, we underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by our then largest shareholder, New SAC. The annual limitation for this change is $44.8 million. As of July 3, 2009, there were $441 million of U.S. net operating loss carryforwards and $96 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 change.

        Effective at the beginning of fiscal year 2008, we adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

        As of July 3, 2009 and June 27, 2008, we had approximately $118 million and $374 million, respectively, in unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $118 million and $68 million as of July 3, 2009 and June 27, 2008, respectively, subject to certain future valuation allowances reversals. As a result of the adoption of SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) in fiscal year 2010, the amount of unrecognized tax benefits as of July 3, 2009 that would impact the effective tax rate was approximately $118 million.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. As of June 27, 2008, we accrued approximately $22 million for the payment of interest and penalties relating to unrecognized tax benefits. The accrual decreased by $6 million to approximately $16 million as of July 3, 2009.

        During fiscal year 2009, our unrecognized tax benefits excluding interest and penalties decreased by approximately $256 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) reductions associated with the Maxtor liquidation transactions of $232 million, (iv) increases in current year unrecognized tax benefits of $13 million, and (v) reductions from foreign exchange gains of $8 million. Approximately $21 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

        During the 12 months beginning July 4, 2009, we expect to reduce our unrecognized tax benefits by approximately $8 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

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

        Revenue growth in fiscal year 2008 reflected a 15% growth in the number of disk drives shipped. We believe unit growth was driven by continued growth in digital content, the resulting increase in demand for storage and customer acceptance of our new products. Industry disk drive demand across all markets grew by 18% from fiscal year 2007, with our share of the desktop and enterprise markets increasing by 5% and 6%, respectively, while our share of the mobile compute and consumer electronic markets declined by 6% and 10%, respectively. The increase in the number of units shipped and an improved mix of products shipped was partially offset by price erosion, which was relatively benign during the first half of the fiscal year as a result of favorable industry conditions, including well-balanced disk drive supply and demand, while being more pronounced during the second half of fiscal year 2008, as is consistent with historical seasonal patterns.

        Our overall ASP for our products was $68 for fiscal year 2008, down from $71 in fiscal year 2007, as an improved mix of products shipped was more than offset by price erosion.

        Unit shipments for our products in fiscal year 2008 were as follows:

  •
  Enterprise—20.3 million, up from 16.7 million units in fiscal year 2007.

  •
  Mobile—26.7 million, up from 19.4 million units in fiscal year 2007.

  •
  Desktop—111.0 million, up from 97.8 million units in fiscal year 2007.

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

        Marketing and administrative expenses increased primarily due to increases of $53 million in variable performance-based compensation compared to none in fiscal year 2007, $29 million in additional payroll expense resulting from increased headcount and salary increases, $38 million increase in expenses related to our data storage services and $32 million in incremental legal expenses. These increases were partially offset by a charge of approximately $40 million in fiscal year 2007 for the provision of doubtful accounts receivable related to eSys Technologies Pte. Ltd. and its related affiliate entities ("eSys") and a charge of $35 million for costs associated with the Maxtor acquisition in fiscal year 2007.

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

        During fiscal year 2008, we recorded restructuring and other charges of $88 million, comprised mainly of restructuring charges related to the closures of our Limavady, Northern Ireland and our Milpitas, California operations. The restructuring charges associated with the Limavady facility were primarily related to employee termination costs of approximately $29 million and approximately $18 million related to grant repayments. We recorded approximately $19 million in restructuring charges associated with employee termination costs related to the closure of our media manufacturing facility in Milpitas, California. The remaining restructuring and other charges were primarily comprised of employee termination costs as a result of plans to continue the alignment of our global workforce with existing and anticipated business requirements around the world.

  Net Other Income (Expense)

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Other income (expense), net	$(47)	$(53)	$6	(11)%

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

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	Change	% Change
Provision for (benefit from) income taxes	$67	$(352)	$419	(119)%

        We recorded a provision for income taxes of $67 million for fiscal year 2008 compared to a benefit from income taxes of $352 million for fiscal year 2007. We were a foreign holding company incorporated in the Cayman Islands with foreign and U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income was either subject to varying rates of tax or was exempt from tax due to tax holidays or tax incentive programs we operated under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives were scheduled to expire in whole or in part at various dates through 2020.

        Our provision for income taxes for fiscal year ended 2008 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) the tax benefit related to the aforementioned tax holidays and tax incentive programs, (ii) a decrease in our valuation allowance for certain deferred tax assets, and (iii) tax expense related to intercompany transactions. Our provision for income taxes recorded for fiscal year 2007 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) a decrease in our valuation allowance for certain deferred tax assets and (ii) the tax benefit related to the aforementioned tax holidays and tax incentive programs.

        Based on our foreign ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets and (ii) limitations imposed by Internal Revenue Code Section 382 (IRC Section 382) on usage of certain tax attributes (further described below), we anticipate that our effective tax rate in future periods will generally be less than the U.S. federal statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed. Deferred tax liabilities were not recorded on unremitted earnings of certain foreign subsidiaries, as these earnings were not subject to tax in the Cayman Islands or U.S. federal income tax if remitted to our foreign parent holding company.

        As of June 27, 2008, the deferred tax asset valuation allowance was $433 million. Approximately $22 million of this amount relates to deferred tax assets acquired in the Maxtor acquisition for which the related benefit would have been credited to goodwill if realized. The valuation allowance increased by $34 million in fiscal year 2008 and decreased by $580 million in fiscal year 2007. The fiscal year 2007 valuation allowance release was largely due to the completion during 2007 of the restructuring of our intercompany arrangements, which enables us to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the intercompany sale of certain Maxtor assets.

        As of June 27, 2008, we had net deferred tax assets of $890 million. The realization of $808 million of these deferred tax assets was primarily dependent on our ability to generate sufficient U.S. and certain foreign taxable income in future periods. Although realization was not assured, we believed that it was more likely than not that these deferred tax assets would be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and certain foreign taxable income.

        At June 27, 2008, we had approximately $374 million in total unrecognized tax benefits excluding interest and penalties. The total unrecognized tax benefits that, if recognized, would impact the effective tax rate were $75 million and $63 million as of June 27, 2008 and June 29, 2007, respectively.

        Our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, we accrued approximately $19 million for the payment of interest and penalties relating to unrecognized tax benefits. This accrual increased by $3 million to approximately $22 million as of June 27, 2008.

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

Liquidity and Capital Resources

        The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, and other commitments on our liquidity and capital resources.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change
Cash and cash equivalents	$1,427	$990	$437
Short-term investments	114	151	(37)
Restricted cash and investments	508	—	508

Total	$2,049	$1,141	$908

        The increase in cash and cash equivalents was primarily a result of cash provided by operating activities of $823 million and $350 million from the drawdown of our credit facility; these increases were partially offset by capital expenditures of $633 million and dividend payments of $132 million.

        Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As stated in our investment policy, we are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that may have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct business in those countries, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, do not believe the fair value of our short-term investments has significantly changed from the values reported as of July 3, 2009.

        Restricted cash consists of $380 million of proceeds from the issuance of our 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes") held in escrow for repayment or repurchase of debt, $85 million of cash held in trust for payment of our deferred compensation plan liabilities, and $43 million in cash collateral held at banks for various performance obligations.

        The following table summarizes results of statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	June 29, 2007
Net cash flow provided by (used in):
Operating activities	$823	$2,538	$943
Investing activities	$(618)	$(991)	$(402)
Financing activities	$232	$(1,545)	$(463)
Net increase in cash and cash equivalents	$437	$2	$78

Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2009 was approximately $823 million and includes the effects of a net loss adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of goodwill and other long-lived assets and the income tax provision related to a change in our valuation allowance for deferred tax assets, and:

  •
  a decrease of $372 million in accounts receivable due to a decrease in revenue, improved sales linearity and a shift in channel mix;

  •
  a decrease of $358 million in inventories due to improved inventory and build schedule management and supply chain improvements; and

  •
  a decrease of $296 million in accrued employee compensation primarily due to no variable performance-based compensation expense in fiscal year 2009.

        Cash provided by operating activities for fiscal year 2008 was approximately $2.5 billion and includes the effects of our net income adjusted for non-cash items including depreciation, amortization, and stock-based compensation, and:

  •
  an increase of $351 million in accounts payable, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties;

  •
  an increase of $238 million in vendor non-trade receivables, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties (see Note 2 to the Notes to Consolidated Financial Statements);

  •
  an increase of $151 million in inventories, principally raw materials and finished goods; and

  •
  an increase of $288 million in accrued expenses and employee compensation.

        Cash provided by operating activities for fiscal year 2007 was approximately $943 million and includes the effects of our net income adjusted for non-cash items including depreciation, amortization, stock-based compensation and tax benefits related to a change in our valuation allowance for deferred tax assets, and:

  •
  a decrease of $391 million in accounts payable;

  •
  a decrease of $357 million in accrued expenses and employee compensation, a majority of which was due to the fact that we did not accrue variable performance-based compensation expense in fiscal year 2007;

  •
  the payment of accrued exit costs and retention bonuses related to the Maxtor acquisition; and

  •
  a reduction of $106 million in inventories.

Cash Used in Investing Activities

        In fiscal year 2009, we made $633 million of capital investments. The investments in property, equipment and leasehold improvements primarily comprised of:

  •
  $91 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

  •
  $168 million for upgrading and expansion of our recording media operations in Malaysia and Singapore;

  •
  $273 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

  •
  $48 million for facilities and equipment for alternative technologies in the United States; and

  •
  $53 million for research and development equipment, information technology infrastructure and other facilities and equipment.

        For fiscal year 2010, we expect approximately $450 million of capital investments to primarily fund necessary investments in core technologies. We will continue to evaluate capital investment requirements as the demand environment evolves.

        During fiscal year 2008, we used $991 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $930 million and $74 million for the acquisition of MetaLINCS. The approximately $930 million we invested in property, equipment and leasehold improvements was primarily comprised of:

  •
  $88 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

  •
  $490 million to upgrade and expansion of our recording media operations in the United States, Malaysia and Singapore;

  •
  $184 million for manufacturing facilities and equipment for our recording head operations in the United States, the Far East and Northern Ireland;

  •
  $65 million for manufacturing facilities and equipment for alternative technologies in the United States; and

  •
  $103 million for research and development equipment, information technology infrastructure and other facilities and equipment.

        During fiscal year 2007, we used $402 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $906 million and $178 million (net of cash acquired) for the acquisition of EVault, partially offset by $675 million of maturities and sales of short-term investments in excess of purchases of short-term investments. The approximately $906 million we invested in property, equipment and leasehold improvements was primarily comprised of:

  •
  $192 million for manufacturing facilities and equipment related to our subassembly and disk drive final assembly and test facilities in the Far East;

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

  •
  $20 million for manufacturing facilities and equipment for alternative technologies in the United States; and

  •
  $113 million for research and development equipment, information technology infrastructure and other facilities and equipment.

Cash Provided by (Used in) Financing Activities

        During fiscal year 2009, cash proceeds from financing activities were primarily attributable to $399 million in net proceeds from the issuance of our 10% Senior Secured Second-Priority Notes due May 2014 Notes and $350 million drawn on our credit facility. Cash proceeds from financing activities were offset by $132 million in dividends paid to our shareholders and $55 million, including $19 million proceeds from the issuance of our 10% Notes, paid to repurchase and retire our debt. The remaining proceeds of $380 million from the issuance of our 10% Notes are held in escrow for the repayment or repurchase of our debt.

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

Liquidity Sources, Cash Requirements and Commitments

        Our primary sources of liquidity as of July 3, 2009, consisted of: (1) approximately $1.5 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million credit facility, which is committed until 2011, but is currently fully drawn. We also have restricted cash and investments that include $380 million held in escrow available for the retirement of debt and $85 million available for the payment of employee deferred compensation liabilities.

        Our liquidity requirements are primarily to meet our working capital, research and development, and capital expenditure needs, and to service our debt. Our ability to fund these requirements and comply with the financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

        The carrying value of debt as of July 3, 2009 and June 27, 2008 was $2,727 million and $2,030 million, respectively. The table below presents the principal amounts of our outstanding debt in order of maturity:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change
LIBOR Based China Manufacturing Facility Loans	$—	$30	$(30)
Floating Rate Senior Notes due October 2009	300	300	—
6.8% Convertible Senior Notes due April 2010	116	135	(19)
LIBOR Based Credit Facility	350	—	350
6.375% Senior Notes due October 2011	600	600	—
5.75% Subordinated debentures due March 2012	40	45	(5)
2.375% Convertible Senior Notes due August 2012	326	326	—
10.0% Senior Secured Second-Priority Notes due May 2014	430	—	430
6.8% Senior Notes due October 2016	600	600	—

Total	$2,762	$2,036	$726

        On April 3, 2009, we amended the credit agreement governing our credit facility in order to relax certain financial covenants under the credit agreement. The amendment also reduced the facility size from $500 million to $350 million. The facility size may be further reduced from $350 million by cash proceeds from certain transactions over specified amounts, including certain asset sales and debt and equity issuances, which would require us to concurrently reduce our borrowings under the credit facility by such amounts to comply with the reduction in commitments. The amendment also increased the interest rate margin applicable on all funded loans under the credit facility to a rate of LIBOR plus 350 basis points.

        The $350 million outstanding under the credit facility prior to the amendment remains outstanding under the amended credit facility, which continues to mature in September 2011. The obligations under the credit facility will continue to be guaranteed by us and will be additionally guaranteed by certain of our material subsidiaries and secured by a lien on substantially all of our tangible and intangible assets.

        The credit facility has various limitations on certain transactions that may occur, including limitations on: asset sales, liens, incurrence of additional debt, issuance of preferred stock, redemption and repurchases of debt or stock, and payment of dividends.

        The amended credit facility also contains three financial covenants:

  •
  Minimum liquidity:  Prior to January 1, 2010, we must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short-term investments of $600 million, including any cash drawn under the credit facility. After January 1, 2010, we must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short term investments of $500 million, excluding any cash drawn under the credit facility.

  •
  Fixed charge coverage ratio:  We must maintain a fixed charge ratio of at least 1.50.

  •
  Net leverage ratio:  We must not exceed a net leverage ratio of 1.80x for the quarter ended July 3, 2009, 2.65x for the quarter ended October 2, 2009, 1.80x for the quarter ended January 1, 2010 and 1.50x for any subsequent quarter. By holding proceeds of our 10% Notes in escrow until no later than November 1, 2009, the notes are considered refinancing of existing debt, as opposed to incremental debt, for the purpose of calculating our net leverage ratio.

        As of July 3, 2009, we were in compliance with all of the covenants under our credit facility. Based on our current outlook, we expect to be in compliance with these covenants over the next 12 months.

        On May 1, 2009, our subsidiary, Seagate Technology International, completed the sale of $430 million aggregate principal amount of 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes") in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 10% Notes are unconditionally guaranteed by us and certain of our material subsidiaries and are secured by a second-priority lien on substantially all of our tangible and intangible assets. The indenture of the 10% Notes contains covenants that limit our ability, and the ability of certain of our subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred stock, create liens, pay dividends, redeem or repurchase debt or stock, sell certain assets, issue or sell capital stock of certain subsidiaries and enter into certain transactions with our stockholders or affiliates. The net proceeds from the offering of the notes were approximately $399 million, which we intend to use for general corporate purposes, including the repayment or repurchase of all or some of the $300 million aggregate principal amount of our Floating Rate Senior Notes due October 1, 2009 and other indebtedness.

        We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. Included in the current portion of long-term debt on our Consolidated Balance Sheet as of July 3, 2009 are $300 million Floating Rate Senior Notes due October 1, 2009 and $116 million 6.8% Convertible Senior Notes due April 30, 2010.

        The 2.375% Convertible Senior Notes due August 2012 (the "2.375% Notes"), of which $326 million were outstanding as of July 3, 2009, contain a cash conversion feature that will require us to deliver to the holders, upon any conversion of these notes, cash in an amount equal to the lesser of (a) the principal amount of the notes converted and (b) the as-converted value of the notes. We will also be required to deliver an additional amount equal to the difference between the as-converted value of the notes and the principal amount in either cash or stock at our election. To the extent holders of the notes choose to convert their notes, Seagate may require additional amounts of cash to meet this obligation. As of July 3, 2009, the 2.375% Notes did not meet the conditions for conversion.

        We expect to pay cash restructuring charges aggregating approximately $70 million in the next 12 months primarily related to the restructuring plans announced in January and May 2009. Additionally, in the next 12 months, we expect to pay an estimated $10 million in cash restructuring charges related to the recent announcement of the closure of our Ang Mo Kio facility in Singapore.

        During fiscal year 2009, we did not repurchase any of our common shares. As of July 3, 2009, we had authorization to repurchase approximately $2.0 billion our common shares remaining under the February 2008 stock repurchase plan, which expires February 2010. See Part II, Item 5: "Market for Registrant's Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Repurchases of Our Equity Securities."

        We continue to evaluate various financing options to manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments. Any material future acquisitions, alliances or investments will likely require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of July 3, 2009, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Contractual Cash Obligations:
Debt(1)	$2,762	$771	$635	$756	$600
Interest payments on debt	662	144	244	172	102
Capital expenditures	120	117	3	—	—
Operating leases(2)	258	43	82	40	93
Purchase obligations(3)	658	524	134	—	—

Subtotal	4,460	1,599	1,098	968	795
Commitments:
Letters of credit or bank guarantees	24	23	1	—	—

Total	$4,484	$1,622	$1,099	$968	$795

(1)
Included in debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. The 2.375% Notes are currently nonconvertible as our shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the fourth quarter of fiscal year 2009. As a result, the 2.375% Notes are classified as Long-term debt on our Consolidated Balance Sheet at July 3, 2009. Also, includes a short-term borrowing of $350 million on the corporate credit facility which is due within the year, although the facility is committed until fiscal 2012.

(2)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of July 3, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $69 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of July 3, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer's volume of purchases from Seagate or other agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. We estimate these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. Our estimates reflect contractual arrangements but also our judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by our distribution customers.

        While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more competitive than we anticipated, accruals for forward price protection rebates may be inadequate. In addition, during periods in which our distributors' inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors' inventories are at the low end of the historical range.

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. Since fiscal year 2007, total sales programs have ranged from 9% to 12% of gross revenues. Due to the competitive pricing environment in our industry, sales programs as a percentage of gross revenue may increase from the current range. If such rebates and incentives trend upwards, revenues and margins will be reduced. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2007 through 2009.

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

        The actual results with regard to warranty expenditures could have a material adverse effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which we have used in estimating the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disk drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

        Our warranty cost has ranged from approximately 2% to 2.5% of revenue over the last three years. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that will impact the current period gross margins and income. Since fiscal year 2007, changes in estimates of prior warranty accruals have approximated 0.5% or less of revenue. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.

        Income Taxes.    We account for income taxes pursuant to SFAS No. 109 and related pronouncements. In applying SFAS No. 109, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdiction. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

        As a result of adverse changes in the outlook for our future U.S. taxable income, we completed a reassessment of our valuation allowance against U.S. deferred tax assets. In the December 2008 quarter, we increased the valuation allowance against our deferred tax assets.

        Impairment of Goodwill, and Other Long-lived Assets.    We account for goodwill in accordance with SFAS No. 142. As required by SFAS No. 142, we test goodwill of our reporting units annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable, in accordance with SFAS No. 144.

        Testing goodwill for impairment requires a two-step approach under SFAS No. 142. In determining the fair value of our reporting units in step one of our SFAS No. 142 impairment analysis, we use one or both of these commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows and terminal value projected for the reporting unit, and 2) the market approach, which estimates fair value based on appropriate valuation multiples of revenue or earnings derived from comparable companies, adjusted by an estimated control premium. The estimated control premium is based on reviewing observable transactions involving controlling interests in comparable companies. The discount rate that we use in the income approach of valuation represents the weighted average cost of capital that we believe is reflective of the relevant risk associated with the projected cash flows. We may use a weighted average of the fair values determined separately using the income and market approaches if we determine that this will provide a more appropriate estimated fair value of the reporting units.

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

        In accordance with SFAS No. 144, we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value s of those assets of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the same approaches indicated above for SFAS No. 142 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of each asset in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

        The process of evaluating the potential impairment of goodwill or other long-lived assets is subjective and requires us to make significant judgments at many points during the analysis. In estimating the fair value of the reporting units for the goodwill impairment analysis, we make estimates and judgments about the future cash flows of a reporting unit from a market participant perspective. During a period of reduced market visibility and increased uncertainty such as the current environment, the difficulty of estimating future cash flows is increased. This also applies to the estimation of cash flows expected to be generated from an asset or asset group tested for recoverability under SFAS No. 144. We exercise significant judgment in determining, among other things: the appropriate discount rate to be used in discounting the projected cash flows and terminal value in the income approach of valuation, the appropriate comparables for arriving at valuation multiples and the appropriate control premiums to apply in the market approach of valuation, remaining economic lives of certain assets, or obsolescence adjustments in applying the replacement cost approach.

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

Recent Accounting Pronouncements

        See Note 1 of our Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, equity and bond markets. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our credit facility. At July 3, 2009, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

        We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of July 3, 2009, we had counterparty credit exposure of $1.4 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We have exposure to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our non-qualified deferred compensation (NQDC) plan. In the quarter ended July 3, 2009, we entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the NQDC plan liabilities. We pay a floating rate, based on LIBOR plus a spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS required us to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty's exposure to the market value of the TRS. As of July 3, 2009, we had pledged the initial $18 million to the counterparty and recorded the cash pledged as restricted cash.

        During fiscal year 2009, we sold auction rate securities with a par value of $10 million. As of July 3, 2009, we continued to hold auction rate securities with a par value of approximately $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of July 3, 2009, the estimated fair value of these auction rate securities was $18 million. We believe that the impairments totaling $3 million are temporary given our ability and intent to hold these securities until liquidity returns to this market or until maturity of these securities. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

        We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 3, 2009. All short-term investments mature in three years or less. Long-term debt due in fiscal year 2013 includes the principal amount of $326 million related to our 2.375% Notes, which may be payable earlier if converted. Effective October 4, 2008, the 2.375% Notes became nonconvertible and were reclassified to Long-term debt. As of July 3, 2009, the 2.375% Notes remained non-convertible as our shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the quarter. In addition, the payments of dividends to holders of our common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes.

Fiscal Years Ended

(Dollars in millions, except percentages)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at July 3, 2009
Assets
Cash equivalents:
Fixed rate	$1,281	$—	$—	$—	$—	$—	$1,281	$1,281
Average interest rate	0.30%						0.30%
Short-term investments:
Fixed rate	$84	$27	$2	$—	$—	$—	$113	$114
Average interest rate	3.03%	4.64%	5.00%				3.45%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$21	$21	$18
Average interest rate						0.22%	0.22%

Total investment securities	$1,365	$27	$2	$—	$—	$21	$1,415	$1,413
Average interest rate	0.47%	4.64%	5.00%			0.22%	0.55%
Debt
Fixed rate	$121	$5	$630	$326	$430	$600	$2,112	$2,010
Average interest rate	6.76%	5.75%	6.35%	2.38%	10.00%	6.80%	6.63%
Variable rate	$650	$—	$—	$—	$—	$—	$650	$649
Average interest rate	2.73%						2.73%

        Foreign Currency Exchange Risk.    We monitor our foreign currency exposures regularly to ensure the effectiveness of our foreign currency hedge positions. We recognize all of our derivative financial instruments, principally foreign currency forward exchange contracts, on the balance sheet as either assets or liabilities and these derivative financial instruments are carried at fair value.

        We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments, foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the fiscal years 2009, 2008 and 2007, we did not enter into any hedges of net investments in foreign operations.

        We transact business in various foreign countries. Our primary foreign currency cash flows are in countries where we have a manufacturing presence. We have established a foreign currency hedging program to protect against the increase in value of foreign currency cash flows resulting from operating and capital expenditures over the next year. We hedge portions of our forecasted expenses denominated in foreign currencies with forward exchange contracts. When the U.S. dollar weakens significantly against the foreign currencies, the increase in the value of the future foreign currency expenditure is offset by gains in the value of the forward contracts designated as hedges. Conversely, as the U.S. dollar strengthens, the decrease in value of the future foreign currency cash flows is offset by losses in the value of the forward contracts. These foreign currency forward exchange contracts, carried at fair value, may have maturities of up to 12 months.

        For derivative instruments designated as cash flow hedges, we initially record the effective portion of the gain or loss on the derivative in Other comprehensive income (loss), and the ineffective portion is reported in earnings. Amounts in Other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.

        We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statement of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during fiscal year 2009, nor did we discontinue any material cash flow hedges for a forecasted transaction in fiscal year 2009.

        The table below provides information as of July 3, 2009 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$27	1.46	—
Thai Baht	168	34.21	1
Czech Koruna	8	19.53	—

Total	$203		$1

    (1)
    Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	July 3, 2009	June 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,427	$990
Short-term investments	114	151
Restricted cash and investments	508	—
Accounts receivable, net	1,033	1,410
Inventories	587	945
Deferred income taxes	94	274
Other current assets	528	502

Total current assets	4,291	4,272
Property, equipment and leasehold improvements, net	2,229	2,464
Goodwill	31	2,352
Other intangible assets, net	42	111
Deferred income taxes	375	616
Other assets, net	119	305

Total Assets	$7,087	$10,120

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$350	$—
Accounts payable	1,573	1,652
Accrued employee compensation	144	440
Accrued warranty	213	226
Accrued expenses	483	599
Accrued income taxes	10	10
Current portion of long-term debt	421	360

Total current liabilities	3,194	3,287
Long-term accrued warranty	224	219
Long-term accrued income taxes	69	210
Other non-current liabilities	120	148
Long-term debt, less current portion	1,956	1,670

Total Liabilities	5,563	5,534
Commitments and contingencies (See Notes 13 and 14)
Shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 493,008,776 issued and outstanding at July 3, 2009 and 485,127,434 issued and outstanding at June 27, 2008	—	—
Additional paid-in capital	3,647	3,501
Accumulated other comprehensive income (loss)	(6)	(16)
Retained earnings (accumulated deficit)	(2,117)	1,101

Total Shareholders' Equity	1,524	4,586

Total Liabilities and Shareholders' Equity	$7,087	$10,120

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Year Ended
	July 3, 2009	June 27, 2008	June 29, 2007
Revenue	$9,805	$12,708	$11,360
Cost of revenue	8,395	9,503	9,175
Product development	953	1,028	904
Marketing and administrative	537	659	589
Amortization of intangibles	55	54	49
Restructuring and other, net	210	88	29
Impairment of goodwill and other long-lived assets	2,290	—	—

Total operating expenses	12,440	11,332	10,746

Income (loss) from operations	(2,635)	1,376	614
Interest income	17	57	73
Interest expense	(134)	(126)	(141)
Other, net	(23)	22	15

Other income (expense), net	(140)	(47)	(53)

Income (loss) before income taxes	(2,775)	1,329	561
Provision for (benefit from) income taxes	311	67	(352)

Net income (loss)	$(3,086)	$1,262	$913

Net income (loss) per share:
Basic	$(6.32)	$2.46	$1.64
Diluted	(6.32)	2.36	1.56
Number of shares used in per share calculations:
Basic	488	512	558
Diluted	488	538	587
Cash dividends declared per share	$0.27	$0.42	$0.38

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	July 3, 2009	June 27, 2008	June 29, 2007
OPERATING ACTIVITIES
Net income (loss)	$(3,086)	$1,262	$913
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	931	844	851
Stock-based compensation	83	113	128
Impairment of goodwill and other long-lived assets	2,290	—	—
Deferred income taxes	306	10	(365)
Allowance for doubtful accounts receivable, net of recoveries	4	(3)	40
Redemption charges on 8% Senior Notes due 2009	—	—	19
Non-cash portion of restructuring and other	—	2	19
Other non-cash operating activities, net	(5)	(14)	21
Changes in operating assets and liabilities:
Accounts receivable	372	(67)	34
Inventories	358	(151)	106
Accounts payable	(79)	351	(391)
Accrued employee compensation	(296)	282	(227)
Accrued warranty	(8)	15	(15)
Accrued expenses	(109)	6	(130)
Other assets and liabilities	62	(112)	(60)

Net cash provided by operating activities	823	2,538	943

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(633)	(930)	(906)
Proceeds from sale of fixed assets	7	29	55
Purchases of short-term investments	(155)	(486)	(322)
Maturities and sales of short-term investments	192	460	997
Increase in restricted cash and investments	(128)	—	—
Proceeds from liquidation of deferred compensation plan investments	85	—	—
Proceeds from sale of investments in equity securities	11	—	—
Acquisitions, net of cash and cash equivalents acquired	—	(78)	(178)
Other investing activities, net	3	14	(48)

Net cash used in investing activities	(618)	(991)	(402)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	350	—	—
Net proceeds from issuance of long-term debt	399	—	1,477
Retirements and maturities of long-term debt	(55)	(34)	(5)
Increase in restricted cash and investments	(380)	—	—
Redemption of 8% Senior Notes due 2009	—	—	(400)
Redemption premium on 8% Senior Notes due 2009	—	—	(16)
Proceeds from exercise of employee stock options and employee stock purchase plan	54	178	219
Dividends to shareholders	(132)	(216)	(212)
Repurchases of common shares	—	(1,479)	(1,526)
Other financing activities, net	(4)	6	—

Net cash provided by (used in) financing activities	232	(1,545)	(463)

Increase in cash and cash equivalents	437	2	78
Cash and cash equivalents at the beginning of the year	990	988	910

Cash and cash equivalents at the end of the year	$1,427	$990	$988

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$118	$121	$88
Cash paid for income taxes, net of refunds	10	34	38

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended July 3, 2009, June 27, 2008 and June 29, 2007
(In millions)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total
Balance at June 30, 2006	576	$—	$2,858	$(1)	$(7)	$2,362	$5,212
Comprehensive income, net of tax:
Change in unrealized gain (loss) on marketable securities, net					7		7
Change in unrealized gain (loss) on cash flow hedges, net					(4)		(4)
Net income						913	913

Comprehensive income							916

Issuance of common shares related to employee stock options and employee stock purchase plan	21		219				219
Dividends to shareholders						(212)	(212)
Repurchases of common shares	(24)					(576)	(576)
Payments made under prepaid forward agreements						(950)	(950)
Shares received under prepaid forward agreements	(38)
Stock-based compensation			127	1			128

Balance at June 29, 2007	535	—	3,204	—	(4)	1,537	4,737
Cumulative effect adjustment to adopt recognition and measurement provisions of FASB Interpretation No. 48 (See Note 4)						(3)	(3)
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net					(9)		(9)
Change in unrealized gain (loss) on auction rate securities, net					(3)		(3)
Net income						1,262	1,262

Comprehensive income							1,250

Issuance of common shares related to employee stock options and employee stock purchase plan	15		178				178
Dividends to shareholders						(216)	(216)
Tax benefit from stock options			6				6
Repurchases of common shares	(65)					(1,479)	(1,479)
Stock-based compensation			113				113

Balance at June 27, 2008	485	—	3,501	—	(16)	1,101	4,586
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net					12		12
Change in unrealized gain (loss) on auction rate securities, net					1		1
Change in unrealized gain (loss) on post-retirement plan costs					(3)		(3)
Net income (loss)						(3,086)	(3,086)

Comprehensive income (loss)							(3,076)
Issuance of common shares related to employee stock options and employee stock purchase plan	8		54				54
Fair value of beneficial conversion feature for convertible debt			12				12
Dividends to shareholders						(132)	(132)
Stock-based compensation			83				83
Other, net			(3)				(3)

Balance at July 3, 2009	493	$—	$3,647	$—	$(6)	$(2,117)	$1,524

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Nature of Operations

        Seagate Technology ("Seagate" or the "Company") designs, manufactures, markets and sells hard disk drives. Hard disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic information in systems ranging from desktop and notebook computers and consumer electronics devices to data centers delivering information over corporate networks and the Internet. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; desktop applications, where its products are used in desktop computers; mobile computing applications, where its products are used in notebook computers; and consumer electronics applications, where its products are used in a wide variety of digital video recorders (DVRs), gaming devices and other consumer electronic devices that require storage. The Company sells its disk drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. The Company also sells its branded storage solutions under both the Seagate and Maxtor brands.

  Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Consolidated Financial Statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company's most critical policies include: establishment of sales program accruals, establishment of warranty accruals, valuation of deferred tax assets, as well as the accounting for goodwill and intangible assets. These policies, as well as the estimates and judgments involved, are discussed further below. The Company also has other key accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments (see Note 10) and acquisition related restructuring (see Note 4). The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company's reported results of operations for a given period.

        Establishment of Sales Program Accruals.    The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer's volume of purchases from the Company or other agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. The Company estimates these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. The Company's estimates reflect contractual arrangements but also the Company's judgment relating to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by the Company's distribution customers. During periods in which the Company's distributors' inventories of its products are at higher than historical levels or in periods of supply and demand imbalance, the Company's sales programs estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Significant actual variations in any of the factors upon which the Company bases its contra-revenue estimates could have a material effect on the Company's operating results.

        Establishment of Warranty Accruals.    The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company's warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), estimated repair or replacement costs and estimated costs for customer compensatory claims related to product quality issues, if any. The Company uses a statistical model to help with its estimates and the Company exercises considerable judgment in determining the underlying estimates. Should actual experience in any future period differ significantly from its estimates, or should the rate of future product technological advancements fail to keep pace with the past, the Company's future results of operations could be materially affected. The Company's judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base its warranty estimates. The Company continually introduces new products.

        The actual results with regard to warranty expenditures could have a material adverse effect on the Company's results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater than that which the Company has used in estimating the warranty accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disk drives. To the extent such sales fall below the Company's forecast, warranty cost will be adversely impacted.

        Income Taxes.    The Company accounts for income taxes pursuant to Financial Accounting Standards Board (FASB) Statement (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109) and related pronouncements. In applying SFAS No. 109, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdiction. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain foreign jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for a valuation allowance may also change.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

        Impairment of Goodwill and Other Long-lived Assets.    The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As required by SFAS No. 142, the Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

        In accordance with the guidance in SFAS No. 142, the Company has determined that it has two reporting units to which goodwill is assignable: the Hard Disk Drive reporting unit and the Services reporting unit. Each of these reporting units constitutes a business and is the lowest level for which discrete financial information is available and is regularly reviewed by management. The acquired businesses underlying the Company's goodwill are specific to either the Hard Disk Drive or the Services reporting units and the goodwill amounts are assigned as such. The Services reporting unit represents approximately 1% of the Company's revenues and total assets.

        If step one of the SFAS No. 142 analysis demonstrates that the fair value of either reporting unit is below its carrying value, the Company will proceed to step two of SFAS No. 142. If step two is necessary, the Company will estimate the fair values of all identifiable assets and liabilities of the reporting unit using the income, market or the replacement cost approaches, as appropriate. The excess of the fair value of the reporting unit over the fair values of the identified assets and liabilities is the implied fair value of goodwill. If the fair value of goodwill is lower than the carrying value of the goodwill, an impairment charge is recorded to reduce the carrying value to fair value.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144), the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for SFAS No. 142 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of assets in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

        See Note 3 for additional disclosure of these analyses, including the total impairment charges recorded during fiscal year 2009.

        The process of evaluating the potential impairment of goodwill or other long-lived assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment and the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, control premiums and remaining economic lives of assets.

  Basis of Presentation and Consolidation

        The Consolidated Financial Statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Consolidated Financial Statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, cash flows and shareholders' equity for the periods presented.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2009 comprised 53 weeks and ended on July 3, 2009. Fiscal years 2008 and 2007 comprised 52 weeks and ended on June 27, 2008 and June 29, 2007, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2010 will be 52 weeks and will end on July 2, 2010.

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

        Restricted Cash and Investments.    Restricted cash and investments represents cash and investments that are restricted as to withdrawal or use for other than current operations (see Note 2).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

        Allowances for Doubtful Accounts.    The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to general and administrative expense (see Note 2).

        Inventory.    Inventories are valued at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

        Property, Equipment, and Leasehold Improvements.    Land, equipment, buildings and leasehold improvements are stated at cost. The cost basis of assets acquired in the Maxtor Corporation ("Maxtor") business combination was based on estimated fair values at the date of acquisition. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The cost of additions and substantial improvements to property, equipment and leasehold improvements are capitalized. The cost of maintenance repairs to property, equipment and leasehold improvements is expensed as incurred.

        Derivative Financial Instruments.    The Company applies the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149). Both standards require that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships (see Note 7).

        Strategic Investments.    The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in the accompanying balance sheets in other assets, net, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at July 3, 2009 and June 27, 2008 totaled $32 million and $34 million, respectively.

        Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs.    The Company's revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectability is reasonably assured. Revenue from sales of products to direct retail customers and to customers in certain indirect retail channels is recognized on a sell-through basis.

        Estimated product returns are provided for in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company also adheres to the requirements of Emerging Issue Task Force (EITF) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer, (EITF No. 01-09) for sales incentive programs. Estimated reductions to revenue for sales incentive programs, such as price protection, and volume incentives, are recorded when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of EITF No. 01-09 have been met.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

        Shipping and Handling.    The Company includes costs related to shipping and handling in Cost of revenue for all periods presented.

        Restructuring Costs.    The Company records restructuring activities, including costs for one-time termination benefits, in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). Severance costs accounted for under SFAS No. 146 are recognized when management, having the appropriate authorization, has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with FASB Statement No. 112, Employers' Accounting for Postemployment Benefits (SFAS No. 112). These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $48 million, $55 million and $51 million in fiscal years 2009, 2008 and 2007, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), using the modified-prospective-transition method. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for substantially all of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates. The gains and losses from the remeasurement of foreign currency denominated balances into U.S. dollars are included in net income (loss) for those operations.

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company ("HP") and Dell, Inc. ("Dell") each accounted for more than 10 percent of the Company's accounts receivable as of July 3, 2009.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and foreign exchange contracts. The Company further mitigates concentrations of credit risk in its investments through diversification, by limiting its investments in the debt securities of a single issuer, and investing in highly rated securities.

        In entering into forward foreign exchange contracts, the Company assumes the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and the Company has not incurred and does not expect any losses as a result of counterparty defaults.

        Supplier Concentration.    Certain of the raw materials and components used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials or components, it would be

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company has made prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

  Newly Adopted and Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. (FIN) 46(R) (SFAS No. 167), which amends consolidation analysis guidance for variable interest entities, or VIE's. SFAS No. 167 is effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FAS 140 (SFAS No. 166), which amends de-recognition guidance in FAS 140 for transfers of financial assets. SFAS No. 166 is effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of the pending adoption of SFAS No. 166 on its consolidated results of operations and financial condition.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing "type 1" and "type 2" with "recognized" and "unrecognized," and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated results of operations and financial condition.

        In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Fair Value Measurements (FSP No. 157-4), which supercedes FSP SFAS 157-3 and provides additional guidance on estimating fair value when volume and level of transaction activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the fourth quarter of its fiscal year 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company's consolidated results of operations and financial condition.

        In April 2009, the FASB issued FASB FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. 115-2 and SFAS No. 124-2), which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of FSP No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

        In May 2008, the FASB issued FSP, Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1), which may require the Company to recognize additional non cash interest expense related to its convertible senior notes in its consolidated statements of operations. FSP APB No. 14-1 requires the issuer to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB No. 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB No. 14-1 must be applied retrospectively to all periods presented pursuant to the guidance of SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). The Company will adopt FSP APB No. 14-1 beginning in the first quarter of its fiscal year 2010, and is currently evaluating the impact of the pending adoption on its consolidated results of operations and financial condition.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company implemented SFAS No. 161 in its third fiscal quarter of 2009 (see Note 7).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. This pronouncement should be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning in its first quarter of fiscal year 2010.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). In the first quarter of fiscal year 2009, the Company adopted the recognition and disclosure requirements of SFAS No. 157 for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of this part of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements, and the resulting fair values of the Company's financial assets and financial liabilities calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 8 for further details on the Company's fair value measurements. With respect to the recognition and disclosure requirements of SFAS No. 157 related to non-financial assets and non-financial liabilities, the Company will adopt these requirements beginning in the first quarter of its fiscal year 2010.

        In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 152-1) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 152-2). Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. As described in Note 8, the Company has adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its fiscal year 2010 consolidated results of operations and financial condition.

        In June 2008, FASB EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF No. 07-5). EITF No. 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. EITF No. 07-5 would require the Company to account for its embedded conversion options as derivatives and record them on its balance sheet as a liability with subsequent fair value changes recorded in the income statement. Subsequent fair value adjustments may result in significant charges or credits recorded in the Company's consolidated statement of operations. As a result, its financial position and results of operations and earnings per share may be impacted. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (Continued)

Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-5 on its fiscal year 2010 consolidated results of operations and financial condition.

2. Balance Sheet Information

  Investments

        The following is a summary of the fair value of available-for-sale securities at July 3, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
U.S. treasuries and agency bonds	$52	$1	$53
Corporate bonds	16	—	16
Municipal bonds	14	—	14
Auction rate securities	21	(3)	18
Commercial paper	348	—	348
Certificates of deposit	50	—	50
Money market funds	914	—	914

Total	$1,415	$(2)	$1,413

Included in cash and cash equivalents			$1,281
Included in short term investments			114
Included in long term investments			18

			$1,413

        At July 3, 2009, with the exception of the Company's auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired (see Note 8).

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information (Continued)

        The following is a summary of the fair value of available-for-sale securities at June 27, 2008:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
U.S. treasuries and agency bonds	$120	$(1)	$119
Asset backed securities	16	—	16
Corporate bonds	18	—	18
Municipal bonds	2	—	2
Auction rate securities	31	(3)	28
Commercial paper	333	—	333
Certificates of deposit	28	—	28
Money market funds	546	—	546

Total	$1,094	$(4)	$1,090

Included in cash and cash equivalents			$911
Included in short term investments			151
Included in long term investments			28

			$1,090

        The fair value of the Company's investment in debt securities at July 3, 2009, by remaining contractual maturity, is as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Due in less than 1 year	$399	$—	$399
Due in 1 to 3 years	30	1	31

Total	$429	$1	$430

        At June 27, 2008, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired.

        In addition, the Company has $508 million of restricted cash and investments consisting of $380 million of proceeds from the issuance of its 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes") held in escrow for the repayment or repurchase of debt, $85 million for cash held in trust for payment of its deferred compensation plan liabilities, and $43 million in cash collateral held at banks for various performance obligations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information (Continued)

Accounts Receivable

(Dollars in millions)	July 3, 2009	June 27, 2008
Accounts receivable	$1,043	$1,416
Allowance for doubtful accounts	(10)	(6)

	$1,033	$1,410

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges to Operations	Deductions(1)	Balance at End of Period
Fiscal year ended July 3, 2009	$6	$4	$—	$10
Fiscal year ended June 27, 2008	$50	$(3)	$(41)	$6
Fiscal year ended June 29, 2007	$37	$40	$(27)	$50

    (1)
    Uncollectible accounts written off, net of recoveries.

        In fiscal year 2007, the Company recorded $40 million of allowance for doubtful accounts following the termination of its distribution relationships with eSys, previously a distributor of Seagate products. The remaining uncollected balance and the corresponding reserve were written off in fiscal year 2008.

Inventories

(Dollars in millions)	July 3, 2009	June 27, 2008
Raw materials and components	$201	$352
Work-in-process	120	111
Finished goods	266	482

	$587	$945

Other Current Assets

(Dollars in millions)	July 3, 2009	June 27, 2008
Vendor non-trade receivables	$326	$348
Other current assets	202	154

	$528	$502

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information (Continued)

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	Useful Life in Years	July 3, 2009	June 27, 2008
Land		$22	$21
Equipment	3 – 5	5,034	4,404
Building and leasehold improvements	Up to 48	1,083	992
Construction in progress		128	428

		6,267	5,845
Less accumulated depreciation and amortization		(4,038)	(3,381)

		$2,229	$2,464

        Depreciation expense, which includes amortization of leasehold improvements and accelerated depreciation charges of $57 million related primarily to the closure of the Milpitas and Pittsburgh facilities, was $862 million, $750 million and $699 million for fiscal years 2009, 2008, and 2007, respectively.

        Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2009, 2008 and 2007, the Company capitalized interest of $6 million, $10 million and $11 million, respectively.

3. Impairment of Goodwill and Other Long-lived Assets

  Goodwill

        In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis and, if required, at an interim date should events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

        During late November and December 2008, the Company observed a sharp deterioration in the general business environment and in all of its major markets. In response to the indicators of a deteriorating macroeconomic environment and the rapidly declining revenue trends experienced during its second quarter of fiscal year 2009, the Company reduced its near-term and long-term financial projections. The Company determined that a significant adverse change in its business climate had occurred, and completed an interim review of goodwill for impairment in accordance with SFAS No. 142 in the quarter ending January 2, 2009.

        Based on the interim review described above, in the three months ended January 2, 2009, the Company recorded impairment charges of $2.1 billion for the goodwill of the Hard Disk Drive reporting unit, representing 100% of its carrying value, and $150 million for the goodwill of the Services reporting unit reducing the carrying value to $31 million. These impairment charges were included in Impairment of goodwill and other long-lived assets in the Consolidated Statement of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Impairment of Goodwill and Other Long-lived Assets (Continued)

        The changes in the carrying amount of goodwill by reporting units for fiscal year 2009 were as follows:

(Dollars in millions)	Hard Disk Drive	Services	Total
Balance at June 27, 2008	$2,169	$183	$2,352
Goodwill adjustments(1)	(32)	(2)	(34)
Impairment charges	(2,137)	(150)	(2,287)

Balance at July 3, 2009	$—	$31	$31

    (1)
    Goodwill adjustments during fiscal year 2009 primarily consisted of an aggregate $25 million reduction in unrecognized tax benefits during the period, which was recorded as a reduction to goodwill in the first and second quarters.

        In accordance with its policy, in the three months ended July 3, 2009, the Company performed an annual impairment review of the remaining goodwill. The Company concluded the goodwill, which relates entirely to the Services reporting unit, was not impaired at July 3, 2009.

  Other Long-lived Assets (Property, equipment, leasehold improvements, and other intangible assets)

        In accordance with SFAS No. 144, the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets, subject to amortization, for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable.

        The Company determined that the adverse change in the business climate discussed under "Goodwill" above was also an indicator requiring the testing of its other long-lived assets for recoverability and performed this test as of January 2, 2009. In accordance with the guidance in SFAS No. 144, the Company determined that the asset group to be tested for recoverability was at the reporting unit level as it was the lowest level at which cash flows were identifiable. The Company tested the other long-lived assets of both the Hard Disk Drive and Services reporting units for recoverability and concluded that the carrying value of the Hard Disk Drive reporting unit was recoverable while that of the Services reporting unit was not.

        The Company recorded impairment charges of $3 million for the property and equipment and intangible assets of the Services reporting unit during fiscal year 2009. The Company recorded these impairment charges in Impairment of goodwill and other long-lived assets in the Consolidated Statement of Operations. No impairment charge was recorded for the intangible assets or Property, equipment and leasehold improvements of the Hard Disk Drive reporting unit.

        Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization of the existing technology intangible asset is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. In fiscal years 2009, 2008 and 2007, amortization expense for other intangible assets was $69 million, $94 million and $152 million, respectively. Aggregate annual amortization of the remaining carrying value of other intangible assets, based on their current estimated lives, is estimated to be $35 million and $7 million for fiscal years 2010 and 2011, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Impairment of Goodwill and Other Long-lived Assets (Continued)

        The carrying value of intangible assets as of July 3, 2009 is set forth in the following table:

(Dollars in millions, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
				(in years)
Existing technology	$181	$(169)	$12	1.5
Customer relationships	156	(134)	22	1.2
Trade names	37	(29)	8	0.9
Patents and licenses	9	(9)	—	—

Total acquired identifiable intangible assets	$383	$(341)	$42	1.3

        The carrying value of intangible assets as of June 27, 2008 is set forth in the following table:

(Dollars in millions, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
				(in years)
Existing technology	$181	$(155)	$26	2.7
Customer relationships	156	(90)	66	1.8
Trade names	37	(19)	18	2.0
Patents and licenses	9	(9)	—	—
Other	1	—	1	1.7

Total acquired identifiable intangible assets	$384	$(273)	$111	2.1

4. Restructuring and Exit Costs

        During fiscal year 2009, the Company recorded restructuring and other charges of $210 million, comprised mainly of charges related to the May 2009 Plan and January 2009 Plan both intended to realign its cost structure with the current macroeconomic business environment.

        The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statement of Operations, unless otherwise noted.

        May 2009 Plan.    The May 2009 Plan primarily consists of a reduction of approximately 1,100 employees, or 2.5% of the Company's global workforce. The May 2009 Plan is expected to result in total restructuring charges of approximately $72 million and is expected to be largely completed by the end of

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring and Exit Costs (Continued)

the Company's first quarter of fiscal year 2010. Under this plan, the Company recorded $65 million during the fiscal year ended July 3, 2009.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
May 2009 Plan
Accrual balances at June 27, 2008	$—	$—	$—	$—
Restructuring charges	64	—	1	65
Cash payments	(12)	—	(1)	(13)
Adjustments	—	—	—	—

Accrual balances at July 3, 2009	$52	$—	$—	$52

        January 2009 Plan.    The January 2009 Plan included reducing worldwide headcount by approximately 4,100 employees, including a 20% reduction in vice-president level employees. The January 2009 Plan is expected to result in total restructuring charges of approximately $103 million and is expected to be largely complete by the end of the Company's first quarter of fiscal year 2010. Under this plan, the Company recorded $100 million during the fiscal year ended July 3, 2009.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
January 2009 Plan
Accrual balances at June 27, 2008	$—	$—	$—	$—
Restructuring charges	100	—	1	101
Cash payments	(92)	—	(1)	(93)
Adjustments	(1)	—	—	(1)

Accrual balances at July 3, 2009	$7	$—	$—	$7

        Pittsburgh Closure.    In September 2008, the Company announced the closure of its research facility in Pittsburgh, Pennsylvania, as part of the Company's ongoing focus on cost efficiencies in all areas of its business (the "Pittsburgh Closure"). The Company ceased operations at this facility during its fourth quarter of fiscal year 2009 and integrated certain activities into its other research and development facilities located within the United States. During the fiscal year ended July 3, 2009, the Company recorded approximately $13 million of restructuring charges associated with employee termination benefits, lease obligations, and other exit costs. In addition, as a result of the Pittsburgh Closure, the Company has recorded approximately $26 million related to accelerated asset depreciation recorded as Product development expense on the Consolidated Statement of Operations. Including the accelerated depreciation expense, the Pittsburgh Closure is expected to result in total charges in the range of $50 million to $55 million.

        Milpitas Closure.    In July 2008, the Company announced the proposed closure of its media manufacturing facility in Milpitas, California, as part of the Company's ongoing focus on cost efficiencies in all areas of its business (the "Milpitas Closure"). The Company ceased production at this facility in September 2008 and all significant activities related to the closure were completed by the end of fiscal year 2009. From plan inception through the fiscal year ended July 3, 2009, the Company has recorded

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring and Exit Costs (Continued)

approximately $27 million of restructuring charges associated with employee termination benefits, facility lease costs after the operations ceased, and other exit costs, of which $8 million were incurred in fiscal year 2009. In addition, as a result of the Milpitas closure, the Company has recorded approximately $30 million related to accelerated asset depreciation recorded as Cost of revenue in the first two quarters of fiscal year 2009.

        Limavady Closure.    In October 2007, the Company announced the closure of its substrate manufacturing facility in Limavady, Northern Ireland, as part of the Company's ongoing focus on cost efficiencies in all areas of its business (the "Limavady Closure"). The Company ceased production at its Limavady facility during September 2008 and all activities related to the closure have been completed by the end of fiscal year 2009. From plan inception through the fiscal year ended July 3, 2009, the Company has recorded approximately $45 million of restructuring charges associated with employee termination benefits and other exit costs, of which $9 million of these costs were incurred in fiscal year 2009, and offset by $10 million in adjustments primarily related to a reduction in required grant repayments.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
Site Closures
Accrual balances at June 29, 2007	$—	—	$—	$—
Restructuring charges	48	—	18	66
Cash payments	—	—	—	—
Adjustments	—	—	—	—

Accrual balances at June 27, 2008	$48	—	$18	$66

Restructuring charges	9	8	13	30
Cash payments	(54)	(1)	(22)	(77)
Adjustments	(1)	—	(9)	(10)

Accrual balances at July 3, 2009	$2	$7	$—	$9

        Maxtor—Pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Business Combination (EITF 95-3), the Company recorded certain exit costs aggregating $265 million, of which $108 million related to employee termination benefits, $64 million related to the planned exit of leased or owned excess facilities and $93 million related to the cancellation or settlement of contractual obligations that will not provide any future economic benefit. The severance and associated benefits liability related to the employment termination of approximately 4,900 Maxtor employees, primarily in the U.S. and Far East, all of whom had been terminated as of June 29, 2007. The Company's payments for severance and related benefits and for contractual settlements were substantially completed as of June 29, 2007. During the fiscal year ended July 3, 2009, the Company recorded adjustments to previously recorded restructuring charges to reflect its revised sub-lease expectations related to its Maxtor facilities closure of $19 million. The Company paid $7 million of the accrued exit costs during fiscal year of 2009. The remaining balance of

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring and Exit Costs (Continued)

$29 million as of July 3, 2009 is associated with the exit of certain facilities and payment of these exit costs are expected to continue through the end of fiscal year 2016.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
Maxtor
Accrual balances at June 30, 2006	$109	$43	$81	$233
Purchase accounting adjustments	(9)	2	3	(4)
Cash payments	(99)	(17)	(80)	(196)
Adjustments	—	—	—	—

Accrual balances at June 29, 2007	$1	$28	$4	$33

Restructuring charges	—	—	—	—
Cash payments	(1)	(11)	(4)	(16)
Adjustments	—	—	—	—

Accrual balances at June 27, 2008	$—	$17	$—	$17

Restructuring charges	—	—	—	—
Cash payments	—	(7)	—	(7)
Adjustments	—	19	—	19

Accrual balances at July 3, 2009	$—	$29	$—	$29

        Other.    The remaining restructuring and other charges were primarily comprised of employee termination benefits and lease obligations as a result of plans to continue the alignment of the Company's global workforce with existing and anticipated business requirements around the world. The Company has substantially completed these restructuring activities.

        During fiscal year 2008, the Company recorded restructuring charges of $10 million primarily comprised of employee termination benefits as a result of plans to continue the alignment of the Company's global workforce with existing and anticipated business requirements around the world. These restructuring costs are reported in Restructuring and other, net in the Consolidated Statement of Operations. The Company has completed these restructuring activities.

        During fiscal year 2007, the Company recorded restructuring costs of approximately $33 million in connection with ongoing restructuring activities. The restructuring costs were comprised of employee termination benefits of approximately $14 million relating to a reduction in the Company's workforce, approximately $11 million in charges related to impaired facility improvements and equipment as a result of the alignment plan, and approximately $8 million in charges related to impaired other intangible assets. These restructuring and impairment charges are reported in Restructuring and other, net in the Consolidated Statement of Operations. Additionally, the Company reversed $4 million of restructuring

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring and Exit Costs (Continued)

accruals relating to the sale of a surplus building impaired in a prior restructuring. The Company has completed these restructuring activities.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Impaired Equipment and Other Intangible Assets	Total
Other
Accrual balances at June 30, 2006	$—	$—	$—	$—	$—
Restructuring charges	14	—	—	19	33
Cash payments	(5)	—	—	—	(5)
Non-cash charges	—	—	—	(19)	(19)

Accrual balances at June 29, 2007	$9	$—	$—	$—	$9

Restructuring charges	10	—	—	3	13
Cash payments	(15)	—	—	—	(15)
Non-cash charges		—	—	(3)	(3)

Accrual balances at June 27, 2008	$4	$—	$—	$—	$4

Restructuring charges	3	4	—	—	7
Cash payments	(6)	—	—	—	(6)
Adjustments	(1)	—	—	—	(1)

Accrual balances at July 3, 2009	$—	$4	$—	$—	$4

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Restructuring and Exit Costs (Continued)

        The following table summarizes the Company's restructuring activities for fiscal years 2009, 2008 and 2007.

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Impaired Equipment and Other Intangible Assets	Total
All Restructuring Activities
Accrual balances at June 30, 2006	$109	$43	$81	$—	$233
Purchase accounting adjustments	$(9)	$2	$3	—	(4)
Restructuring charges	14	—	—	19	33
Cash payments	(104)	(17)	(80)	—	(201)
Non-cash charges	—	—	—	(19)	(19)

Accrual balances at June 29, 2007	$10	$28	$4	$—	$42

Restructuring charges	58	—	18	3	79
Cash payments	(16)	(11)	(4)	—	(31)
Non-cash charges	—	—	—	(3)	(3)

Accrual balances at June 27, 2008	$52	$17	$18	$—	$87

Restructuring charges	176	12	15	—	203
Cash payments	(164)	(8)	(24)	—	(196)
Adjustments	(3)	19	(9)	—	7

Accrual balances at July 3, 2009	$61	$40	$—	$—	$101

        Of the accrued restructuring balance of approximately $101 million at July 3, 2009, $72 million is included in Accrued expenses and $29 million is included in Other non-current liabilities on the accompanying Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $87 million at June 27, 2008, $80 million is included in Accrued expenses and $7 million is included in Other non-current liabilities on the accompanying Consolidated Balance Sheet.

5. Credit Facilities, Long-Term Debt and Convertible Notes

  Amended Credit Facility

        On April 3, 2009, the Company amended the credit agreement governing its credit facility in order to relax certain financial covenants under the credit agreement. The amendment also reduced the facility size from $500 million to $350 million. The facility size may be further reduced from $350 million by cash proceeds from certain transactions over specified amounts, including certain asset sales and debt and equity issuances, which would require the Company to concurrently reduce its borrowings under the credit facility by such amounts to comply with the reduction in commitments. The amendment also increased the interest rate margin applicable on all funded loans under the credit facility to a rate of LIBOR plus 350 basis points.

        The $350 million outstanding under the credit facility prior to the amendment remains outstanding under the amended credit facility, which continues to mature in September 2011. The obligations under the credit facility will continue to be guaranteed by the Company and will be additionally guaranteed by

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facilities, Long-Term Debt and Convertible Notes (Continued)

certain of its material subsidiaries and secured by a lien on substantially all of the Company's tangible and intangible assets.

        The credit facility has various limitations on certain transactions that may occur, including limitations on: asset sales, liens, incurrence of additional debt, issuance of preferred stock, redemption and repurchases of debt or stock, and payment of dividends.

        The amended credit facility also contains three financial covenants:

  •
  Minimum liquidity:  Prior to January 1, 2010, the Company must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short-term investments of $600 million, including any cash drawn under the credit facility. After January 1, 2010, the Company must maintain a minimum amount of liquidity in the form of cash, cash equivalents and short term investments of $500 million, excluding any cash drawn under the credit facility.

  •
  Fixed charge coverage ratio:  The Company must maintain a fixed charge ratio of at least 1.50.

  •
  Net leverage ratio:  The Company must not exceed a net leverage ratio of 1.80x for the quarter ended July 3, 2009, 2.65x for the quarter ended October 2, 2009, 1.80x for the quarter ended January 1, 2010 and 1.50x for any subsequent quarter. By holding proceeds of the Company's 10% Notes in escrow until no later than November 1, 2009, the notes are considered refinancing of existing debt, as opposed to incremental debt, for the purpose of calculating its net leverage ratio.

        As of July 3, 2009, the Company was in compliance with all of the covenants under its credit facility.

        As amended, the senior secured credit facility bears interest per annum at a variable rate, at the Company's option, of LIBOR plus 350 basis points or the Alternate Base Rate plus 250 basis points. The "Alternate Base Rate" is equal to the greatest of (i) the administrative agent's Prime Rate, (ii) the Federal Funds effective rate plus 50 basis points and (iii) LIBOR for a one-month interest period plus 100 basis points. Borrowings under the senior secured credit facility will continue to be prepayable at any time prior to maturity without penalty, other than customary breakage costs. Current borrowings under the senior secured credit facility bear interest at LIBOR plus 350 basis points. As of July 3, 2009, the senior secured credit facility was fully drawn.

  Long-Term Debt

        $430 Million Aggregate Principal Amount of 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes").    On May 1, 2009, the Company's subsidiary, Seagate Technology International, completed the sale of $430 million aggregate principal amount of 10% Senior Secured Second-Priority Notes Due May 2014, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 10% Notes are unconditionally guaranteed by the Company and certain of its material subsidiaries. In addition, the obligations under the 10% Notes are secured by a second-priority lien on substantially all of the Company's tangible and intangible assets. The indenture of the 10% Notes contains covenants that limit the Company's ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred stock, create liens, pay dividends, redeem or repurchase debt or stock, sell certain assets, issue or sell capital stock of certain subsidiaries and enter into certain transactions with the Company's stockholders or affiliates. The net proceeds from the offering of the 10% Notes were approximately $399 million, of which

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facilities, Long-Term Debt and Convertible Notes (Continued)

$19 million was used to repurchase and retire debt in fiscal year 2009. The remaining proceeds of $380 million are held in escrow for the repayment or repurchase of the Company's outstanding debt.

        $300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009 (the "2009 Notes").    The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.84% per year, payable quarterly on January 1, April 1, July 1 and October 1 of each year. Interest payments commenced on January 1, 2007. The 2009 Notes will mature on October 1, 2009. Accordingly, the 2009 Notes are classified as Current portion of long-term debt on the Consolidated Balance Sheet.

        $600 Million Aggregate Principal Amount of Fixed Rate Senior Notes due October 2011 (the "2011 Notes").    The 2011 Notes bear interest at the rate of 6.375% per year, payable semi-annually on April 1 and October 1 of each year. The 2011 Notes are redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days' notice at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2011 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

        $600 Million Aggregate Principal Amount of Fixed Rate Senior Notes due October 2016 (the "2016 Notes").    The 2016 Notes bear interest at the rate of 6.8% per year, payable semi-annually on April 1 and October 1 of each year. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30 nor more than 60 days' notice at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

  Convertible Notes

        On June 1, 2009, in connection with the merger of Maxtor, an indirect wholly-owned subsidiary of the Company, with Seagate Technology (US) Holdings, Inc. ("STUS"), also an indirect wholly-owned subsidiary of the Company, the Company entered into second supplemental indentures (collectively, the "Supplemental Indentures") with Maxtor, STUS and U.S. Bank National Association, as trustee, amending and supplementing the indentures (collectively, as amended and supplemented, the "Indentures") governing: (i) Maxtor's 2.375% Convertible Senior Notes due August 2012 (the "2.375% Notes"); (ii) Maxtor's 6.80% Convertible Senior Notes due April 2010 (the "6.8% Notes"); and (iii) Maxtor's 5.75% Convertible Subordinated Debentures due March 2012 (together with the 2.375% Notes and the 6.8% Notes, the "Notes").

        Pursuant to the Supplemental Indentures, STUS succeeded to, and assumed all of the obligations of, Maxtor under the Indentures and the Notes, Maxtor was discharged and released from all of its obligations under the Indentures and the Notes and the Company agreed to fully and unconditionally guarantee all of the obligations of STUS under the Indentures and the Notes, including the due and punctual payment of principal and interest.

        $135 Million Aggregate Principal Amount of 6.8% Convertible Senior Notes due April 2010.    The 6.8% Notes require semi-annual interest payments payable on April 30 and October 30. The 6.8% Notes are

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facilities, Long-Term Debt and Convertible Notes (Continued)

convertible into common shares of Seagate Technology at a conversion rate of approximately 30.1733 shares per $1,000 principal amount of the notes. Commencing May 5, 2008, the Company may redeem the 6.8% Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common shares for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common shares are exchanged or acquired for consideration that does not consist entirely of common shares that are listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest. In the fourth quarter of its fiscal year 2009, the Company retired $19 million of the 6.8% Notes.

        $326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012.    The 2.375% Notes require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes are convertible into common shares of Seagate Technology at a conversion rate of approximately 60.2074 shares per $1,000 principal amount of the notes, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common shares trade at a price in excess of 110% of the conversion price for 20 consecutive trading days. Upon conversion, the 2.375% Notes are subject to "net cash" settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the "conversion value" of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company's common shares at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2.375% Notes, the Company will, at its election, pay cash or issue common shares with a value equal to the value of such excess. If the 2.375% Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of the Company's common shares equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and the Company's common shares in lieu thereof.

        Effective October 4, 2008, the 2.375% Notes became nonconvertible and were reclassified to Long-term debt. As of July 3, 2009, the 2.375% Notes remained non-convertible as the Company's shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the quarter. In addition, the payments of dividends to holders of the Company's common shares have in certain quarters resulted in upward adjustments to the conversion rate of the 2.375% Notes.

        The Company evaluates the application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, (EITF 98-5) and EITF No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, (EITF 00-27), to its convertible notes on a quarterly basis. As of January 2, 2009, the Company concluded that the 2.375% Notes had a beneficial conversion feature. During the three months ended January 2, 2009, the Company recorded a debt discount of approximately $12 million to reflect the beneficial conversion feature of the convertible debt pursuant to EITF 00-27. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the debt discount as a reduction of the carrying amount of the 2.375% Notes and as an addition to additional paid-in capital. The Company is amortizing the debt discount to interest expense over the remaining term of the debt, using the effective interest method. Amortization of the debt discount for fiscal year 2009 was approximately $2 million.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facilities, Long-Term Debt and Convertible Notes (Continued)

        $55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the "5.75% Debentures").    The 5.75% Debentures require semi-annual interest payments on March 1 and September 1 and annual sinking fund payments of $5 million or repurchases of $5 million in principal amount of debentures in lieu of sinking fund payments. As of June 1, 2009, the 5.75% Debentures are no longer subordinated (see Note 18).

        $60 million LIBOR Based China Manufacturing Facility Loan.    As a result of the Maxtor acquisition, the Company assumed an outstanding plant construction loan in the amount of $30 million and an outstanding project loan in the amount of $30 million. These amounts were paid in fiscal years 2009 and 2008, respectively.

        At July 3, 2009, future principal payments on short-term and long-term debt were as follows (in millions):

Fiscal Year
2010	$771
2011	5
2012	630
2013	326
2014	430
Thereafter	600

$2,762

        Included in future principal payments on debt for fiscal year 2010 is the principal amount of $300 million related to the Company's 2009 Notes, the principal amount of $116 million related to the Company's 6.8% Notes, the $350 million senior secured credit facility, which is committed until 2011, and a $5 million sinking fund payment related to the Company's 5.75% Debentures.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	June 29, 2007
Current Tax Expense (Benefit):
U.S. Federal	$2	$8	$6
U.S. State	3	10	(1)
Foreign	—	26	8

Total Current	$5	$44	$13

Deferred Tax Expense (Benefit):
U.S. Federal	$291	$34	$(319)
U.S. State	4	3	(40)
Foreign	11	(14)	(6)

Total Deferred	$306	$23	$(365)

Provision for (benefit from) income taxes	$311	$67	$(352)

        Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	June 29, 2007
U.S	$(315)	$90	$(125)
Foreign	(2,460)	1,239	686

	$(2,775)	$1,329	$561

        The Company did not record a tax benefit associated with stock option deductions in fiscal year 2009. For fiscal year 2008 there were $6 million of tax benefits recorded to Additional Paid-In Capital associated with stock option deductions. The Company did not record a tax benefit associated with stock option deductions in fiscal year 2007.

        The U.S. federal and state deferred tax expense in fiscal year 2009 was $295 million, primarily associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in the Company's forecasted U.S. taxable income. The U.S. federal and state deferred tax expense in fiscal year 2008 was $37 million. In fiscal year 2007, the deferred tax benefit of $359 million included $319 million of deferred tax benefits resulting from the release of valuation allowance recorded in prior fiscal years. The fiscal year 2007 valuation allowance release was largely due to the completion during 2007 of the restructuring of the Company's intercompany arrangements, which enabled the Company to forecast future U.S. taxable income with greater certainty and U.S. taxable income from the intercompany sale of certain Maxtor assets. This 2007 valuation allowance release also included a reduction of $322 million in Maxtor goodwill required as a result of the reversal of valuation allowance previously recorded as of the acquisition date against Maxtor related deferred tax assets primarily for tax net operating loss carryovers.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

(Dollars in millions)	July 3, 2009	June 27, 2008
Deferred Tax Assets
Accrued warranty	$162	$156
Inventory valuation accounts	44	44
Receivable reserves	16	15
Accrued compensation and benefits	132	139
Depreciation	140	166
Restructuring allowance	17	13
Other accruals and deferred items	67	110
Net operating losses and tax credit carry-forwards	1,151	585
Capitalized research and development	1	29
Other assets	11	13

Total Deferred Tax Assets	1,741	1,270
Valuation allowance	(1,313)	(433)

Net Deferred Tax Assets	428	837

Deferred Tax Liabilities
Unremitted earnings of certain foreign entities	(1)	(4)
Acquired intangible assets	(11)	(25)

Total Deferred Tax Liabilities	(12)	(29)

Net Deferred Tax Assets/(Liabilities)	416	808
Deferred taxes on Inter-company transactions	53	82

Total Deferred Tax Assets	$469	$890

As Reported on the Balance Sheet
Current assets—Deferred Income taxes	$94	$274
Non-current assets—Deferred Income Taxes	375	616
Other non-current liabilities	—	—

Total Deferred Income Taxes	$469	$890

        At July 3, 2009, the deferred tax asset valuation allowance was $1.3 billion reflecting an increase of approximately $880 million in fiscal year 2009. The increase in valuation allowance resulted primarily from the liquidation of the Company's wholly owned subsidiary, Maxtor, effective June 1, 2009 and represents the net effects of the extinguishment of all deferred tax assets related to historical carryover tax attributes of Maxtor and the increase in deferred tax assets related to losses incurred in connection with the liquidation transaction. The net increase in the valuation allowance in fiscal year 2008 was $34 million and the net decrease in the valuation allowance in fiscal year 2007 was $580 million.

        At July 3, 2009, the Company had $469 million of net deferred tax assets. The realization of $416 million of these deferred tax assets is primarily dependent on the Company's ability to generate

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (Continued)

sufficient U.S. and certain foreign taxable income in future periods. Although realization is not assured, the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease, when the Company reevaluates the underlying basis for its estimates of future U.S. and certain foreign taxable income.

        At July 3, 2009, the Company had U.S. federal, state and foreign tax net operating loss carryforwards of approximately $2.7 billion, $2.0 billion and $671 million, respectively, which will expire at various dates beginning in fiscal year 2010, if not utilized. At July 3, 2009, the Company had U.S. federal and state tax credit carryforwards of $249 million and $72 million, respectively, which will expire at various dates beginning in fiscal year 2010, if not utilized. Certain of these net operating losses and tax credit carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. Of the $2.7 billion of loss carryovers noted above, approximately $701 million will be credited to Additional Paid-in Capital upon recognition.

        During the fiscal year ended July 3, 2009, several enacted U.S. tax law changes were taken into account in computing the Company's income tax provision as follows. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, the Company can elect to accelerate and monetize a portion of its unused AMT and research tax credits in lieu of the 50-percent "bonus" depreciation enacted in February 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to extend the acceleration of AMT and research credits in lieu of bonus depreciation based on qualified capital additions through the end of calendar year 2009. The Company has concluded that it qualifies for and has recorded income tax benefits of approximately $17 million related to these accelerated credits. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the research credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension had no immediate impact on the Company's tax provision due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits.

        On January 3, 2005, the Company underwent a change in ownership under IRC Section 382 due to the sale of common shares to the public by its then largest shareholder, New SAC. The annual limitation for this change is $44.8 million. As of July 3, 2009, there were $441 million of U.S. net operating loss carryforwards and $96 million of U.S. tax credit carryforwards subject to IRC Section 382 limitation associated with the January 3, 2005 ownership change.

        The applicable statutory rate in the Cayman Islands was zero for the Company for the fiscal years ended July 3, 2009, June 27, 2008 and June 29, 2007. For purposes of the reconciliation between the

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (Continued)

provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	June 29, 2007
Provision at U.S. notional statutory rate	$(971)	$465	$196
State income tax provision (benefit), net of U.S. notional income tax benefit	6	12	(41)
Permanent differences	9	10	14
Non-deductible goodwill impairments	802	—	—
Valuation allowance	307	(41)	(279)
Use of current year U.S. tax credit	—	(1)	(27)
Foreign losses with no tax benefits	263	46	133
Foreign earnings not subject to U.S. notional income tax	(138)	(452)	(360)
Tax expense related to intercompany transactions	27	24	19
Other individually immaterial items	6	4	(7)

Provision for (benefit from) income taxes	$311	$67	$(352)

        A substantial portion of the Company's manufacturing operations in China, Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to decrease the Company's net loss by approximately $79 million in fiscal year 2009 ($0.16 per share, diluted), and to increase the Company's net income by $214 million in fiscal year 2008 ($0.40 per share, diluted) and $194 million in fiscal year 2007 ($0.33 per share, diluted).

        The Company consists of a Cayman parent holding company with various foreign and U.S. subsidiaries. As of the fiscal year ended July 3, 2009, the Company's U.S. subsidiaries have an accumulated deficit. Accumulated earnings of approximately $114 million of certain of the Company's foreign subsidiaries are considered indefinitely reinvested in their local country operations. Dividend distributions from these subsidiaries may be subject to foreign withholding taxes when, and if, distributed. Determination of the withholding tax, however, is not practicable. The actual distribution of these earnings to the Cayman parent holding company will not be subject to tax in the Cayman Islands.

        Effective at the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

        As a result of the implementation of FIN 48, the Company increased its liability for net unrecognized tax benefits at the date of adoption. The Company accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (Continued)

an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties.

        As of July 3, 2009 and June 27, 2008, the Company had approximately $118 million and $374 million, respectively, in unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $118 million and $68 million as of July 3, 2009 and June 27, 2008, respectively, subject to certain future valuation allowance reversal. As a result of the adoption of SFAS No. 141(R) in fiscal year 2010, the amount of unrecognized tax benefits as of July 3, 2009 that would impact the effective tax rate was approximately $118 million.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

(Dollars in millions)	Fiscal Year Ended July 3, 2009	Fiscal Year Ended June 27, 2008
Balance of unrecognized tax benefits at the beginning of the year	$374	$385
Gross increase for tax positions of prior years	49	3
Gross decrease for tax positions of prior years	(287)	(13)
Gross increase for tax positions of current year	13	12
Gross decrease for tax positions of current year	—	(3)
Settlements	—	(1)
Lapse of statutes of limitation	(23)	(9)
Foreign exchange (gain)/loss	(8)	—

Balance of unrecognized tax benefits at the end of the year	$118	$374

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. As of June 27, 2008, the Company accrued approximately $22 million for the payment of interest and penalties relating to unrecognized tax benefits. The accrual decreased by $6 million to approximately $16 million as of July 3, 2009.

        During the fiscal year ended July 3, 2009, the Company's unrecognized tax benefits excluding interest and penalties decreased by approximately $256 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) reductions associated with the Maxtor liquidation transactions of $232 million, (iv) increases in current year unrecognized tax benefits of $13 million, and (v) reductions from foreign exchange gains of $8 million. Approximately $21 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

        During the 12 months beginning July 4, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $8 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

        The Company files U.S. federal, U.S. state, and foreign tax returns. The Internal Revenue Service (IRS) is currently examining fiscal years 2005 through 2007. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001. The statute of limitation for U.S. Federal returns is open for fiscal year 2005 and forward.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate risk, interest rate risks, and to a lesser extent, equity market risks, relating to its ongoing business operations. The Company uses derivative financial instruments to manage its foreign currency exchange rate risk and equity market risks. All derivatives are recorded at fair value in either Other current assets or Accrued expenses. The Company uses observable market data to value its derivative financial instruments. See Note 8 for additional information on the fair value measurement of the Company's derivative assets and liabilities.

        The Company enters into various foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's foreign currency forward exchange contracts generally have maturity dates of up to 12 months. In accordance with SFAS No. 133, the Company designates a portion of its foreign currency forward exchange contracts as cash flow hedges of forecasted expenses. The remaining foreign currency forward exchange contracts are not designated as accounting hedges under SFAS No. 133 and are accounted for in accordance with SFAS No. 52, Foreign Currency Translation (SFAS No. 52).

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company had an unrealized net loss on cash flow hedges of $1 million and $13 million, included in Other comprehensive income (loss) as of July 3, 2009 and June 27, 2008, respectively.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Other comprehensive income (loss) are reclassified immediately into earnings. Any subsequent changes in the fair value of such derivative instruments are also reflected in earnings. As of July 3, 2009, the Company's existing foreign currency forward exchange contracts are expected to mature within 12 months and the deferred amount currently recorded in Other comprehensive income (loss) and expected to be recognized into earnings is immaterial.

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation (NQDC) plan. In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the NQDC plan liabilities. The Company pays a floating rate, based on LIBOR plus a spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. As of July 3, 2009, the notional investments underlying the TRS amounted to $65 million. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS require the Company to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty's exposure to the market value of the TRS. As of July 3, 2009, the Company has pledged the initial collateral amount of $18 million to the counterparty and recorded the cash pledged as restricted cash. The Company did not designate the TRS as a hedge in accordance with SFAS 133. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the NQDC plan liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Financial Instruments (Continued)

        As of July 3, 2009, the total notional value of the Company's outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under Statement 133	Contracts Not Qualifying as Hedges Under Statement 133
Thai baht	$104	$64
Singapore dollars	24	3
Czech koruna	—	8

	$128	$75

        The following table shows the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of July 3, 2009:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—

Derivatives not designated as hedging instruments under Statement 133
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Total return swap	Other current liabilities	—	Accrued expenses	$(1)

Total derivatives		$1		$(1)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Financial Instruments (Continued)

        The following tables show the effect of the Company's derivative instruments on Other comprehensive income (loss) (OCI) and the Consolidated Statement of Operations for the fiscal year ended July 3, 2009:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges under FAS133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(24)	Cost of revenue	$(36)	Cost of revenue	$(1)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(18)
Total return swap	Operating expenses	$(1)

		$(19)

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $(1) million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 3, 2009, respectively.

        As of June 27, 2008, the notional value of the Company's outstanding foreign currency forward exchange contracts was approximately $25 million in British pounds, $27 million in Euros, $115 million in Singapore dollars, $510 million in Thai baht, $20 million in Chinese yuan, $2 million in Malaysian ringgit, $15 million in Japanese yen, and $15 million in Czech koruna. The fair value of the Company's outstanding foreign currency forward exchange contracts at June 27, 2008 was a liability of $24 million. Net foreign currency transaction losses included in the determination of consolidated net income were $1 million and $3 million for fiscal years 2008 and 2007, respectively.

8. Fair Value

        On June 28, 2008, the Company adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 for all non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will not apply the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities until the first quarter of fiscal year 2010.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fair Value (Continued)

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

  Fair Value Hierarchy

        SFAS No. 157 establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

        Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

        Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

        Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

        The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

        The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated net loss for the fiscal year ended July 3, 2009.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fair Value (Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$914	$—	$—	$914
Certificates of deposit	—	25	—	25
Agency bonds	—	16	—	16
Corporate bonds	—	16	—	16
Commercial paper	—	348	—	348
Municipal bonds	—	14	—	14
U.S. treasuries	—	37	—	37

Total Cash Equivalents and Marketable Securities	914	456	—	1,370

Restricted Cash and Investments:
Money market funds	464	—	—	464
Certificates of deposit	—	6	—	6
Auction rate securities	—	—	18	18
Derivative assets	—	1	—	1

Total Assets	$1,378	$463	$18	$1,859

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fair Value (Continued)

Reported as:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$914	$342	$—	$1,256
Short-term investments	—	114	—	114
Restricted cash and investments	464	6	—	470
Other assets, net(1)	—	1	18	19

Total Assets	$1,378	$463	$18	$1,859

Liabilities:
Accrued expenses(2)	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

(1)
Amount represents the fair value of foreign currency exchange forward contracts and the fair value of the auction rate securities as of July 3, 2009.

(2)
Amount represents the fair value of the Company's Total Return Swap as of July 3, 2009.

        Level 1 assets consist of money market funds for which quoted prices are available in an active market.

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities. For the cash equivalents and marketable securities in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 3, 2009, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and a total return swap. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with SFAS No. 133. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        The Company's Level 3 assets consist of auction rate securities with a par value of approximately $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fair Value (Continued)

Loan Program. Beginning in the fiscal quarter ended March 28, 2008; these securities failed to settle at auction and have continued to fail through the fiscal quarter ended July 3, 2009. Since there is no active market for these securities the Company valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs. During the fiscal quarter ended April 3, 2009, the Company sold auction rate securities with a par value of $10 million for approximately $8 million, recognizing a $2 million loss on the sale of auction rate securities. As of July 3, 2009, the estimated fair value of the remaining auction rate securities was $18 million. However, since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $3 million are not other than temporary and therefore have been recorded in Accumulated other comprehensive income (loss) and these securities are classified as Long-term investments in the Company's Consolidated Balance Sheets. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the fiscal year ended July 3, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at June 27, 2008	$—
Transfers in/(out) of Level 3	28

Total net gains (losses) (realized and unrealized):
Realized gains (losses)(2)	(2)
Unrealized gains (losses)(1)	—
Purchases, sales, issuances, settlements	(8)

Balance at July 3, 2009	$18

    (1)
    Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity.

    (2)
    Realized gains (losses) on auction rate securities are recorded in Other, net on the Consolidated Statement of Operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fair Value (Continued)

  Other Fair Value Disclosures

        In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of its long-term debt at least annually or more frequently if the fair value has changed significantly.

        The Company's debt is carried at cost. The following table represents the fair value of the Company's debt in order of priority:

Reported as:

	July 3, 2009		June 27, 2008
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
LIBOR Based Credit Facility	$350	$350	$—	$—
10.0% Senior Secured Second-Priority Notes due May 2014	410	445	—	—
Floating Rate Senior Notes due October 2009	300	299	300	293
6.8% Convertible Senior Notes due April 2010	116	116	135	142
6.375% Senior Notes due October 2011	599	581	599	584
5.75% Subordinated Debentures due March 2012	37	35	41	40
2.375% Convertible Senior Notes due August 2012(1)	316	283	326	422
6.8% Senior Notes due October 2016	599	550	599	555
LIBOR Based China Manufacturing Facility Loans	—	—	30	30

	2,727	2,659	2,030	2,066
Less short-term borrowings and current portion of long-term debt	(771)	(769)	(360)	(457)

Long-term debt, less current portion	$1,956	$1,890	$1,670	$1,609

(1)
Carrying amount of 2.375% Notes, net of debt discount as a result of the beneficial conversion feature. See Note 5, Credit Facilities, Long-Term Debt and Convertible Notes for further discussion.

(2)
The fair value of the Company's 2.375% and 6.8% convertible securities is a function, in part, of the Company's stock price. Because the Company's stock price has decreased since June 27, 2008, the fair value of these securities has also decreased.

9. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 common shares, par value $0.00001, of which 493,008,776 shares were outstanding as of July 3, 2009 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 3, 2009.

        Common shares—Holders of common shares are entitled to receive dividends when and as declared by the Company's board of directors (the "Board of Directors"). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and common

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Shareholders' Equity (Continued)

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

        The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common shares and the voting and other rights of the holders of common shares. As of July 3, 2009, there were no preferred shares outstanding.

  Issuance of Common Shares

        During fiscal year 2009, the Company issued approximately 2.9 million of its common shares from the exercise of stock options, 0.4 million nonvested shares, including performance shares, and approximately 4.8 million of its common shares related to the Company's employee stock purchase plan.

  Repurchases of Equity Securities

        The Company did not repurchase any of its common shares during fiscal year 2009. As of July 3, 2009, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan which expires February 2010.

10. Compensation

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $2,500 per participating employee. During fiscal years 2009, 2008 and 2007, the Company made matching contributions of $13 million, $15 million and $15 million, respectively.

  Stock-Based Benefit Plans

        The Company's stock-based benefit plans have been established to promote the Company's long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company's stock-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

maintain the Company's competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

        Seagate Technology 2001 Share Option Plan—In December 2000, the Company's board of directors adopted the Seagate Technology 2001 Share Option Plan (the "2001 Plan"). Under the terms of the 2001 Plan, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A maximum of 100 million common shares is issuable under the 2001 Plan. Options granted to employees generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the 2001 Plan were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of July 3, 2009, there were approximately 2.5 million shares available for issuance under the 2001 Plan.

        Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company's board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the "2004 Plan"), and on October 28, 2004, the Company's shareholders approved the 2004 Plan. A maximum of 63.5 million common shares is issuable under the 2004 Plan, including 10 million authorized for issuance of share awards. Options granted to employees generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Share awards granted to employees generally vest 25% annually. As of July 3, 2009, there were approximately 10.7 million shares available for issuance under the 2004 Plan.

        Assumed Maxtor Stock Options—In connection with the Company's acquisition of Maxtor, the Company assumed all outstanding options to purchase Maxtor common stock with a weighted-average exercise price of $16.10 on an as-converted basis. Each option assumed was converted into an option to purchase the Company's common shares after applying the exchange ratio of 0.37 Company common shares for each share of Maxtor common stock. In total, the Company assumed and converted Maxtor options into options to purchase approximately 7.1 million of the Company's common shares. As of July 3, 2009, approximately 1.1 million of these assumed options were outstanding. In addition, the Company assumed and converted all outstanding Maxtor nonvested stock into approximately 1.3 million of the Company's nonvested shares, based on the 0.37 exchange ratio. Of these nonvested shares, approximately 0.1 million shares have been canceled and the remaining shares are fully vested. The assumed options and nonvested shares exchanged retained all applicable terms and vesting periods.

        Stock Purchase Plan—The Company established an Employee Stock Purchase Plan (the "ESPP") in December 2002. As of July 3, 2009, there were 30 million shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million shares. The ESPP consists of a six-month offering period with a maximum issuance of 2.5 million shares per offering period. The ESPP permits eligible employees who have completed 20 days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. On January 30, 2009, the Company issued approximately 2.5 million common shares under its ESPP, with a weighted-average purchase price of $3.22. On July 31, 2008, the Company issued approximately 2.5 million common shares under its ESPP, with a weighted-average purchase price of $12.72. As of July 3, 2009, there were approximately 4 million common shares available for issuance under the ESPP.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

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

        Expected Term—Expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

        Expected Volatility—The Company uses a combination of the implied volatility of its traded options and historical volatility of its share price.

        Expected Dividend—The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date share price. The expected dividend assumption is based on the Company's current expectations about its anticipated dividend policy. Also, because the expected dividend yield should reflect marketplace participants' expectations, the Company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

        Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

        Fair Value—The fair value of the Company's stock options granted to employees, assumed from Maxtor and issued from the ESPP for fiscal years 2009, 2008 and 2007 were estimated using the following weighted-average assumptions:

	Fiscal Years Ended
	2009	2008	2007
Options under Seagate Plans
Expected term (in years)	4.0 – 4.5	4.0	4.0
Volatility	36 – 50%	35 – 36%	37 – 39%
Expected dividend rate	0 – 12.2%	1.5 – 2.5%	1.3 – 1.9%
Risk-free interest rate	1.6 – 3.0%	2.3 – 4.2%	4.4 – 4.8%
Estimated annual forfeitures	4.5%	4.5%	4.5%
Weighted-average fair value	$1.47	$7.31	$7.41
Nonvested Shares
Weighted-average fair value	$10.55	$22.24	$23.08
Restricted Share Units
Weighted-average fair value	$13.47	—	—
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	39 – 84%	31 – 36%	33 – 34%
Expected dividend rate	3.0 – 3.2%	1.7 – 2.3%	1.4 – 1.5%
Risk-free interest rate	0.4 – 2.0%	2.0 – 5.0%	5.0 – 5.2%
Weighted-average fair value	$2.48	$4.67	$5.80

  Stock Compensation Expense

        Stock Compensation Expense—The Company recorded $83 million, $113 million and $128 million of stock-based compensation during fiscal years 2009, 2008 and 2007, respectively. Included in these amounts were stock-based compensation of $9 million, $15 million and $27 million, for fiscal years 2009, 2008 and 2007, respectively, related to assumed options and nonvested shares exchanged in the Maxtor acquisition.

        As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        In accordance with guidance in SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any cash flows from excess tax benefits during fiscal years 2009 and 2007. The Company recorded approximately $6 million of excess tax benefits as a financing cash inflow during fiscal year 2008.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

  Stock Option Activity

        The Company issues new common shares upon exercise of stock options. The following is a summary of option activity for the Company's stock option plans, including options assumed from Maxtor, for the fiscal year ended July 3, 2009:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)			(Dollars in millions)
Outstanding at June 27, 2008	55.0	$17.10
Granted	25.1	5.51
Exercised	(2.9)	4.78
Forfeitures and cancellations	(9.8)	19.11

Outstanding at July 3, 2009	67.4	$13.03	4.7	$181

Vested and expected to vest at July 3, 2009	62.5	$13.36	4.6	$158

Exercisable at July 3, 2009	31.6	$14.84	3.4	$47

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common shares for the 28.3 million options that were in-the-money at July 3, 2009. During fiscal years 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's stock option plans was $12 million, $155 million and $280 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2009 was approximately $61 million.

        At July 3, 2009 the total compensation cost related to options granted to employees under the Company's stock option plans (excluding options assumed in the Maxtor acquisition) but not yet recognized was approximately $74 million, net of estimated forfeitures of approximately $10 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2 years and will be adjusted for subsequent changes in estimated forfeitures. At July 3, 2009, the stock-based compensation cost related to options assumed in the Maxtor acquisition was substantially complete.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

  Nonvested Share Activity

        The following is a summary of nonvested share activity under the Company's stock plans, including nonvested stock assumed from Maxtor, for the fiscal year ended July 3, 2009:

Nonvested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Nonvested at June 27, 2008	1.0	$19.10
Granted	1.3	$13.01
Forfeitures and cancellations	(0.3)	$6.28
Vested	(0.6)	$14.12

Nonvested at July 3, 2009	1.4	$10.79

        At July 3, 2009, the total compensation cost related to nonvested shares granted to employees under the Company's stock option plans (excluding nonvested shares exchanged in the Maxtor acquisition) but not yet recognized was approximately $12 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested shares vested during fiscal year 2009 was approximately $12 million. At July 3, 2009, the stock-based compensation cost related to nonvested shares exchanged in the Maxtor acquisition had been completely amortized.

  Performance Share Activity

        The following is a summary of performance share activity under the Company's stock plans for the fiscal year ended July 3, 2009:

Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance Shares at June 27, 2008	0.9	$26.47
Granted	0.2	$6.78
Forfeitures and cancellations	(0.1)	$24.15
Vested	0.0

Performance Shares at July 3, 2009	1.0	$22.72

        At July 3, 2009, the total compensation cost related to performance shares granted to employees under the Company's stock option plans but not yet recognized was approximately $14 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.3 years. As of July 3, 2009, none of the performance shares issued have vested.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Compensation (Continued)

  ESPP Information

        During fiscal years 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's ESPP was approximately $7 million and $12 million, respectively. At July 3, 2009, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $0.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 0.2 years.

        The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2009.

	July 31, 2008	January 30, 2009
Shares issued (in millions)	2.5	2.5
Weighted-average purchase price per share	$12.72	$3.22

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted a NQDC plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets designated to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (EITF 97-14). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as assets and liabilities of the Company.

        Prior to June 18, 2009, the Company had used a corporate-owned life insurance policy (COLI) to fund the NQDC plan liabilities. The COLI was held by the Rabbi Trust and recorded in Other assets, net at its cash surrender value. As of June 18, 2009, the Company liquidated the COLI for net proceeds of $80 million which are held in the Rabbi Trust and recorded as Restricted cash and investments. At July 3, 2009, the assets held in the rabbi trust were approximately $85 million and are included in Restricted cash and investments. On June 18, 2009, the Company entered into a Total Return Swap (TRS) in order to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. The Company records all changes in the fair value of the TRS to compensation expense to offset the market value changes of the NQDC plan liabilities. The Company records gains or losses on the NQDC plan as compensation expenses in cost of revenue and operating expenses.

        The deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying balance sheets was approximately $89 million and $138 million as of July 3, 2009 and June 27, 2008, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share (SFAS No. 128), the following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
	July 3, 2009	June 27, 2008	June 29, 2007
(In millions, except per share data)
Numerator:
Net income (loss)	$(3,086)	$1,262	$913
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	9	—

Net income (loss), as adjusted	$(3,086)	$1,271	$913

Denominator:
Weighted-average common shares outstanding	490	514	560
Weighted-average nonvested shares	(2)	(2)	(2)

Total shares for purpose of calculating basic net income (loss) per share	488	512	558
Weighted-average effect of dilutive securities:
Dilution from employee stock options	—	17	24
2.375% Convertible Senior Notes due August 2012	—	5	5
6.8% Convertible Senior Notes due April 2010	—	4	—

Dilutive potential common shares	—	26	29

Total shares for purpose of calculating diluted net income (loss) per share	488	538	587

Net income (loss) per share:
Basic net income (loss) per share	$(6.32)	$2.46	$1.64

Diluted net income (loss) per share	$(6.32)	$2.36	$1.56

        The following potential common shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
	July 3, 2009	June 27, 2008	June 29, 2007
(In millions)
Stock options	55	23	20
Nonvested shares	2	—	—
6.8% Convertible Senior Notes due April 2010	4	—	4

12. Business Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has concluded that its manufacture and distribution of disk drives constitutes one reporting segment. The Company's manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple disk drive applications and markets. The

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Business Segment and Geographic Information (Continued)

Company's main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state technologies and sealed drive technologies. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker (CODM) as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.

        In each of fiscal years 2009, 2008 and 2007, HP accounted for approximately 16% of consolidated revenue, while Dell accounted for approximately 11%, 11% and 9% of consolidated revenue in fiscal years 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

        Other long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
	July 3, 2009	June 27, 2008	June 29, 2007
(Dollars in millions)
Revenue from external customers(1):
United States	$2,695	$3,880	$3,260
The Netherlands	2,849	3,696	2,666
Singapore	4,186	4,915	4,346
Other	75	217	1,088

Consolidated	$9,805	$12,708	$11,360

Other long-lived assets:
Singapore	$842	$1,020	$1,038
United States	547	774	792
Thailand	223	303	368
China	178	210	288
Malaysia	238	197	13
Other	320	266	192

Consolidated	$2,348	$2,770	$2,691

    (1)
    Revenue is attributed to countries based on the shipping location.

13. Legal, Environmental, and Other Contingencies

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Legal, Environmental, and Other Contingencies (Continued)

the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect adverse effect on its results of operations. Accordingly, actual results could differ materially.

  Intellectual Property Litigation

        Convolve, Inc. and Massachusetts Institute of Technology ("MIT") v. Seagate Technology LLC, et al —Between 1998 and 1999, Convolve, Inc., a small privately held technology consulting firm founded by an MIT Ph.D., engaged in discussions with Seagate Technology, Inc. with respect to the potential license of technology that Convolve claimed to own. During that period, the parties entered into non-disclosure agreements. The Company declined Convolve's offer of a license in late 1999. On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, "Shaping Command Inputs to Minimize Unwanted Dynamics "(the "'635 patent ") and U.S. Patent No. 5,638,267, "Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System" (the '267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT's Input Shaping® and Convolve's Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in Seagate's sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including willful infringement.

        The Company answered the complaint on August 2, 2000 and filed counterclaims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that the Company owns any intellectual property based on the information that the Company disclosed to Convolve.

        On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued US Patent No. 6,314,473, "System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device." (the '473 patent") to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants' infringement of this patent, and the Company answered and filed counterclaims on February 8, 2002.

        Plaintiffs eventually indicated they would not prosecute the '267 patent in this case. On March 29, 2006, the court granted summary judgment for Seagate that Convolve's fraud, tortious interference with contract, unfair competition and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve's claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005.

        At Seagate's request, the USPTO determined that both patents in suit had substantial new issues of patentability and ordered re-examination of the patents. The court denied the Company's motion to stay the federal case pending patent re-examination. On December 2, 2008, the USPTO issued a re-examination certificate for the '473 patent in which nine of the claims asserted in this litigation were determined to be patentable as amended and three asserted claims were confirmed. On June 8, 2009, the USPTO issued an initial office action in a second re-examination proceeding rejecting as unpatentable all 12 claims of the '473 patent that are asserted in the litigation. The Company awaits a final office action with respect to the '473 patent A final office action has issued in the '635 re-examination in which five

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Legal, Environmental, and Other Contingencies (Continued)

asserted claims were confirmed as patentable and three asserted claims were finally rejected. The '635 patent expired on September 12, 2008. No specific trial date has been set in the litigation, although the court indicated that the parties should be ready for trial in January 2010. The Company believes the claims are without merit, and intends to defend against them vigorously.

        Siemens, AG v. Seagate Technology—On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the '838 patent) entitled "Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor." The suit alleged that Seagate drives incorporating Giant Magnetic Resistive (GMR) sensors infringe the '838 patent. The complaint sought damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. The lawsuit was served on Seagate on September 6, 2006. The Company served an answer to the complaint on November 27, 2006, denying all material allegations and asserting affirmative defenses. Siemens amended its complaint to add Tunnel Magnetic Resistive (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the '838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the '838 patent. Trial began on November 12, 2008, and a jury returned a verdict in favor of Seagate on December 23, 2008, finding the '838 patent invalid on grounds of both anticipation and obviousness. Judgment was entered by the court in Seagate's favor on January 30, 2009, and Siemens' post-trial motions were all denied. Siemens served notice of appeal to the Federal Circuit Court of Appeals.

        Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland) with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU '769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU'769 patent. The Company believes the claims are without merit and intends to defend against them vigorously.

        Magsil Corporation and Massachusetts Institute of Technology v. Seagate Technology, et al. —On December 12, 2008, Magsil Corporation and Massachusetts Institute of Technology filed a complaint in the US District Court for the District of Delaware against three Seagate entities, Maxtor Corporation, and twelve other hard disk drive and recording head manufacturing companies. The complaint alleged that unspecified hard disk drives and components thereof infringe two US patents: 5,629,922, entitled "Electron Tunneling Device Using Ferromagnetic Thin Films," and 5,835,314, entitled "Tunnel Junction Device For Storage and Switching of Signals." The complaint sought judgment of infringement, an injunction, damages in an unstated amount, interest, and costs. On February 2, 2009, the Seagate entities answered the complaint, denying all material allegations and asserting affirmative defenses. As of July 1, 2009, the litigation between MagSil and MIT, on the one hand, and Seagate and Maxtor, on the other hand, has been satisfactorily resolved by an out of court settlement, and the Seagate and Maxtor entities have received licenses to the patents at issue.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Legal, Environmental, and Other Contingencies (Continued)

        Qimonda AG v, LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The Company filed an answer on January 16, 2009. The ITC trial was held in June 2009 and post-trial briefing was completed on July 7, 2009. The Company awaits the Administrative Law Judge's Initial Determination. The target date for completion of the investigation and, if a violation of the law is found, issuance of any remedy is February 16, 2010. The Company intends to vigorously defend the infringement allegations.

        Collins, et al. v. Seagate technology, et al.—On July 15, 2009, Carl Collins and Farzin Davanloo filed a complaint against Seagate Technology, Seagate Technology LLC and 19 other hard drive, computer, and retail companies. The complaint alleges that unspecified hard disk drives and components thereof infringe US patent Nos. 5,411,797 (the '797 patent) and 5,478,650 (the '650 patent), both entitled "Nanophase Diamond Films." The case is pending in the US District Court for the Eastern District of Texas, Marshall Division. The complaint seeks unspecified damages and an injunction. The Company is reviewing the complaint.

  Environmental Matters

        The Company's operations inside and outside the United States are subject to laws and regulations relating to protection of the environment, including those governing the discharge of pollutants into the air, soil and water, the management and disposal of hazardous substances and wastes and clean-up of contaminated sites. Contaminants have been detected at some of the Company's current and former sites, principally in connection with historical operations. In addition, the Company has been named as a potentially responsible party at several superfund sites. Investigative activities have taken place at all sites of known contamination. One former site is under a Consent Order by the U.S. Environmental Protection Agency. The extent of the contamination at this site has been investigated and defined and remediation is underway. The Company is indemnified by a third party for a portion of the costs that may be incurred in the cleanup of contamination at most sites. In the opinion of management, the probability is remote that the losses arising from these environmental matters would be material to the Company's financial position, cash flows or results of operations.

        The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), which prohibits the use of certain substances, including lead, in certain products, including hard drives, put on the market after July 1, 2006 as well as the Waste Electrical and Electronic Equipment ("WEEE") directive, which makes producers of electrical goods, including disk drives, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. The Company will need to ensure that it complies with such laws and regulations as they are enacted, and that its component suppliers also timely comply with such laws and regulations. If the Company fails to timely comply with the legislation, its customers may refuse to purchase its products, which would have a materially adverse effect on its business, financial condition and results of operations.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Legal, Environmental, and Other Contingencies (Continued)

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

14. Commitments

        Leases—The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Also, certain leases provide for renewal of the lease at the Company's option at expiration of the lease. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

        Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at July 3, 2009 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2010	$43
2011	44
2012	38
2013	24
2014	16
Thereafter	93

$258

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was approximately $23 million, $32 million and $36 million for fiscal years 2009, 2008, and 2007, respectively. Total sublease rental income for fiscal years 2009, 2008 and 2007 was $10 million, $6 million and $11 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of July 3, 2009, total future lease income to be recognized for the Company's existing subleases is approximately $20 million.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the acquisition of Maxtor. As of July 3, 2009, in accordance with SFAS No. 141, the Company has a $41 million adverse leasehold interest and a $4 million favorable leasehold interest related to leases acquired from Maxtor. Both the adverse and favorable leasehold interests are being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $29 million and $17 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at July 3, 2009 and June 27, 2008, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments (Continued)

        Capital Expenditures—The Company's non-cancelable commitments for construction of manufacturing facilities and purchases of equipment approximated $120 million at July 3, 2009.

15. Guarantees

  Indemnifications to Officers and Directors

        On May, 4 2009, the board of directors of the Company, as part of its ongoing review of form agreements the Company utilizes, approved a new form of indemnification agreement (the "Revised Indemnification Agreement") for the officers and directors of the Company and its subsidiaries (each, an "Indemnitee"), which will replace the Company's existing indemnification agreements.

        The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee's indemnification rights under the Company's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company's request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the Revised Indemnification Agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

        The foregoing description of the Revised Indemnification Agreement is a general description only and is qualified in its entirety by reference to the form of Revised Indemnification Agreement (see Exhibit Index).

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Guarantees (Continued)

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company's product warranty liability during the fiscal years ended July 3, 2009 and June 27, 2008 were as follows:

	Fiscal Years Ended
	July 3, 2009	June 27, 2008
(Dollars in millions)
Balance, beginning of period	$445	$430
Warranties issued	263	255
Repairs and replacements	(243)	(263)
Changes in liability for pre-existing warranties, including expirations	(28)	23

Balance, end of period	$437	$445

16. Acquisitions

  EVault, Inc.

        In order to expand its current product and service offerings, in January 2007, the Company completed its acquisition of EVault, Inc. ("EVault") in an all cash transaction valued at approximately $186 million, which included approximately $2 million in estimated acquisition-related expenses. EVault provides data storage services for small to medium size businesses, including online backup, data protection and recovery solutions.

        The purchase price had been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$19
Identifiable intangible assets	41
In-process research and development	4
Goodwill	122

Total purchase price	$186

        Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition dates. The fair value of identifiable intangible assets acquired reflects management's estimates based on, among other factors, use of established valuation methods. Such assets consist of existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of EVault's in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Acquisitions (Continued)

$122 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The EVault acquisition did not have a material impact on the Company's results of operations.

        The recorded values and estimated useful lives of the intangibles acquired from EVault were:

	Estimated Fair Value	Weighted Average Useful Life
	(Dollars in millions)	(In years)
Existing technology	$26	4.0
Customer relationships	12	4.1
Trade names	3	3.0

Total acquired identifiable intangible assets	$41	4.0

  MetaLINCS, Inc.

        In December 2007, the Company completed its acquisition of MetaLINCS in an all cash transaction valued at approximately $74 million. MetaLINCS provides enterprise level E-Discovery software that helps companies respond to litigation and regulatory issues which requires them to search large volumes of electronic data for relevant information. The purpose of the acquisition was to expand on the Company's software and services offerings. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date as follows (in millions):

Tangible assets acquired and liabilities assumed	$(1)
Identifiable intangible assets	12
In-process research and development	4
Goodwill	59

Total purchase price	$74

        Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The fair value of identifiable intangible assets acquired reflects management's estimates based on, among other factors, use of established valuation methods. Such assets include existing technology, customer relationships and trade names. Identifiable intangible assets are amortized over their estimated remaining useful lives. The Company assigned $4 million to the value of MetaLINCS' in-process research and development projects as at the acquisition date, all of which was written off in the period of acquisition. Goodwill of approximately $59 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. For fiscal year ended June 27, 2008, the effect of the MetaLINCS acquisition was not material to the Company's historical consolidated financial statements either individually or in aggregate, as such pro forma financial information has not been presented.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Acquisitions (Continued)

        The recorded values and estimated useful lives of the intangibles acquired from MetaLINCS were:

	Estimated Fair Value	Weighted Average Useful Life
	(Dollars in millions)	(In years)
Existing technology	$7	4.0
Customer relationships	3	4.0
Trade names	1	4.0
Other	1	2.0

Total acquired identifiable intangible assets	$12	3.9

17. Related Party Transactions

        A member of the Company's board of directors is on the board of directors of Microsoft Corporation ("Microsoft"). During fiscal year 2009, the Company's sales to Microsoft were immaterial. During fiscal years 2008 and 2007, the Company recorded revenue of $5 million and $113 million, respectively. The Company's purchases from Microsoft for fiscal years 2009, 2008 and 2007 were immaterial. At July 3, 2009 and June 27, 2008, the Company's accounts receivable and accounts payable were not material.

        Another individual who is a member of the Company's board of directors is on the board of directors of United Parcel Service, Inc. ("UPS") The Company made payments for freight and logistic services to UPS of $167 million, $207 million and $160 million in fiscal years 2009, 2008 and 2007, respectively. At July 3, 2009 and June 27, 2008, the Company had accounts payable to UPS of $18 million and $30 million, respectively.

        Another individual who has been a member of the Company's board of directors since June 2002 also became a director of Xiotech Corporation ("Xiotech") on November 27, 2007. The Company recorded revenue of $6 million from sales to Xiotech in fiscal year 2009 and $2 million from November 27, 2007 to June 27, 2008. The Company's purchases from Xiotech for the same periods were immaterial. At July 3, 2009 and June 27, 2008, the Company's accounts receivable and accounts payable were immaterial. In addition, during fiscal year 2008, the Company sold certain assets to Xiotech in exchange for approximately $10 million in cash and approximately $3 million in deferred consideration.

        Another individual who has been a member of the Company's board of directors since April 29, 2004 is also a director of LSI Logic Corp. The Company recorded revenue of $38 million, $48 million and $46 million from sales to LSI Logic for fiscal years 2009, 2008 and 2007, respectively. The Company had accounts receivable of $6 million and $10 million from LSI Logic at July 3, 2009 and June 27, 2008, respectively. The Company made payments to LSI Logic in fiscal years 2009, 2008 and 2007 of $153 million, $208 million and $220 million, respectively, related to purchases of various components. The Company had accounts payable to LSI Logic of $55 million and $27 million at July 3, 2009 and June 27, 2008, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information

        The Company has guaranteed obligations of Seagate Technology HDD Holdings ("HDD") under senior notes totaling $1.5 billion comprised of $300 million aggregate principal amount of Floating Rate Senior Notes due October 2009 (the "2009 Notes"), $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the "2011 Notes") and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the "2016 Notes", and together with the 2009 Notes and the 2011 Notes, the "Senior Notes"), on a full and unconditional basis. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at July 3, 2009 and June 27, 2008, the Condensed Consolidating Statements of Operations and Cash Flows for the fiscal years ended July 3, 2009, June 27, 2008 and June 29, 2007. The information classifies the Company's subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet
July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$—	$1,409	$—	$1,427
Short-term investments	—	—	114	—	114
Restricted cash and investments	—	—	508	—	508
Accounts receivable, net	—	—	1,033	—	1,033
Inventories	—	—	587	—	587
Other current assets	—	—	622	—	622

Total Current Assets	18	—	4,273	—	4,291
Property, equipment and leasehold improvements, net	—	—	2,229	—	2,229
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	42	—	42
Equity investment in HDD	4,784	—	—	(4,784)	—
Equity investments in Non-Guarantors	—	3,080	—	(3,080)	—
Intercompany note receivable	—	3,558	—	(3,558)	—
Other assets, net	—	15	479	—	494

Total Assets	$4,802	$6,653	$7,054	$(11,422)	$7,087

Short-term borrowings	$—	$350	$—	$—	$350
Accounts payable	—	—	1,573	—	1,573
Accrued employee compensation	—	—	144	—	144
Accrued expenses	1	21	674	—	696
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	300	121	—	421

Total Current Liabilities	1	671	2,522	—	3,194
Other liabilities	—	—	344	—	344
Intercompany note payable	3,277	—	281	(3,558)	—
Long-term accrued income taxes	—	—	69	—	69
Long-term debt, less current portion	—	1,198	758	—	1,956

Total Liabilities	3,278	1,869	3,974	(3,558)	5,563

Shareholders' Equity	1,524	4,784	3,080	(7,864)	1,524

Total Liabilities and Shareholders' Equity	$4,802	$6,653	$7,054	$(11,422)	$7,087

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet
June 27, 2008
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$—	$987	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	—	181	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	—	4,450	(181)	4,272
Property, equipment and leasehold improvements, net	—	—	2,464	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investment in HDD	7,767	—	—	(7,767)	—
Equity investments in Non-Guarantors	—	6,089	294	(6,383)	—
Intercompany note receivable	—	3,183	652	(3,835)	—
Other assets, net	—	14	907	—	921

Total Assets	$7,770	$9,286	$11,230	$(18,166)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable		—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	22	802	—	825
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	—	360	—	360

Total Current Liabilities	1	22	3,445	(181)	3,287
Other liabilities	—	—	577	—	577
Intercompany note payable	3,183	—	652	(3,835)	—
Long-term debt, less current portion	—	1,497	173	—	1,670
Liability for deficit of Maxtor	—	—	595	(595)	—

Total Liabilities	3,184	1,519	5,442	(4,611)	5,534

Shareholders' Equity	4,586	7,767	5,788	(13,555)	4,586

Total Liabilities and Shareholders' Equity	$7,770	$9,286	$11,230	$(18,166)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations
Fiscal Year Ended July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$9,805	$—	$9,805
Cost of revenue	—	—	8,395	—	8,395
Product development	—	—	953	—	953
Marketing and administrative	—	—	537	—	537
Amortization of intangibles	—	—	55	—	55
Restructuring and other, net	—	—	210	—	210
Impairment of goodwill and other long-lived assets	—	—	2,290	—	2,290

Total operating expenses	—	—	12,440	—	12,440

Income (loss) from operations	—	—	(2,635)	—	(2,635)
Interest income	—	4	38	(25)	17
Interest expense	—	(95)	(64)	25	(134)
Equity in income (loss) of HDD	(3,086)	—	—	3,086	—
Equity in income (loss) of Non-Guarantors	—	(2,995)	(84)	3,079	—
Other, net	—	—	(23)	—	(23)

Other income (expense), net	(3,086)	(3,086)	(133)	6,165	(140)

Income (loss) before income taxes	(3,086)	(3,086)	(2,768)	6,165	(2,775)
Provision for (benefit from) income taxes	—	—	311	—	311

Net income (loss)	$(3,086)	$(3,086)	$(3,079)	$6,165	$(3,086)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(3,086)	$(3,086)	$(3,079)	$6,165	$(3,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	931	—	931
Stock-based compensation	—	—	83	—	83
Impairment of goodwill and other long-lived assets	—	—	2,290	—	2,290
Allowance for doubtful accounts receivable, net of recoveries	—	—	4	—	4
Deferred income taxes	—	—	306	—	306
In-process research and development	—	—	—	—	—
Equity in (income) loss of HDD	3,086	—	—	(3,086)	—
Equity in (income) loss of Non-Guarantors	—	2,995	82	(3,077)	—
Other non-cash operating activities, net	—	1	(6)	—	(5)
Changes in operating assets and liabilities, net	(1)	1	300	—	300

Net cash provided by (used in) operating activities	(1)	(89)	911	2	823
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(633)	—	(633)
Proceeds from sales of fixed assets	—	—	7	—	7
Purchase of short-term investments	—	—	(155)	—	(155)
Maturities and sales of short-term investments	—	—	192	—	192
Increase in restricted cash and investments	—	—	(128)	—	(128)
Proceeds from sales of deferred compensation plan investments	—	—	85	—	85
Other investing activities, net	—	—	14	—	14

Net cash provided by (used in) investing activities	—	—	(618)	—	(618)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	350	—	—	350
Net proceeds from issuance of long-term debt	—	—	399	—	399
Repayment of long-term debt	—	—	(55)	—	(55)
Increase in restricted cash and investments	—	—	(380)	—	(380)
Loan from HDD to Parent	94	(94)	—	—	—
Loan from HDD to Non-Guarantor	—	(281)	281	—	—
Loan from HDD to Non-Guarantor	—	—	2	(2)	—
Distribution from Non-Guarantor to HDD	—	124	(124)	—	—
Investment by HDD in Non-Guarantor	—	(6)	6	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	54	—	—	—	54
Dividends to shareholders	(132)	—	—	—	(132)
Other financing activities, net	—	(4)	—	—	(4)

Net cash provided by (used in) financing activities	16	89	129	(2)	232

Increase (decrease) in cash and cash equivalents	15	—	422	—	437
Cash and cash equivalents at the beginning of the period	3	—	987	—	990

Cash and cash equivalents at the end of the period	$18	$—	$1,409	$—	$1,427

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 27, 2008
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$12,708	$—	$12,708
Cost of revenue	—	—	9,503	—	9,503
Product development	—	—	1,028	—	1,028
Marketing and administrative	1	—	658	—	659
Amortization of intangibles	—	—	54	—	54
Restructuring and other, net	—	—	88	—	88

Total operating expenses	1	—	11,331	—	11,332

Income (loss) from operations	(1)	—	1,377	—	1,376
Interest income	—	—	93	(36)	57
Interest expense	—	(93)	(69)	36	(126)
Equity in income of HDD	1,263	—	—	(1,263)	—
Equity in income (loss) of Non-Guarantors	—	1,356	(77)	(1,279)	—
Other, net	—	—	22	—	22

Other income (expense), net	1,263	1,263	(31)	(2,542)	(47)

Income before income taxes	1,262	1,263	1,346	(2,542)	1,329
Provision for (benefit from) income taxes	—	—	67	—	67

Net income	$1,262	$1,263	$1,279	$(2,542)	$1,262

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations
Fiscal Year Ended June 29, 2007
(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$12,278	$(918)	$11,360
Cost of revenue	—	—	10,093	(918)	9,175
Product development	—	—	904	—	904
Marketing and administrative	2	—	587	—	589
Amortization of intangibles	—	—	49	—	49
Restructuring and other, net	—	—	29	—	29

Total operating expenses	2	—	11,662	(918)	10,746

Income (loss) from operations	(2)	—	616	—	614
Interest income	1	20	104	(52)	73
Interest expense	(2)	(122)	(69)	52	(141)
Equity in income of HDD	916	—	—	(916)	—
Equity in income (loss) of Non-Guarantors	—	1,018	(525)	(493)	—
Other, net	—	—	15	—	15

Other income (expense), net	915	916	(475)	(1,409)	(53)

Income before income taxes	913	916	141	(1,409)	561
Provision for (benefit from) income taxes	—	—	(352)	—	(352)

Net income	$913	$916	$493	$(1,409)	$913

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

        On June 1, 2009, Maxtor, an indirect wholly-owned subsidiary of the Company incorporated in Delaware, merged with STUS, also an indirect wholly-owned subsidiary of the Company incorporated in Delaware.

        On June 1, 2009, in connection with the consummation of the Merger, the Company entered into second supplemental indentures (collectively, the "Supplemental Indentures") with Maxtor, STUS and U.S. Bank National Association, as trustee, amending and supplementing the indentures governing: (i) the 2.375% Notes; (ii) the 6.8% Notes; and (iii) the 5.75% Debentures (together with the 2.375% Notes and the 6.8% Notes, the "Notes").

        Pursuant to the Supplemental Indentures, STUS succeeded to, and assumed all of the obligations of, Maxtor under the Indentures and the Notes, Maxtor was discharged and released from all of its obligations under the Indentures and the Notes and the Company agreed to fully and unconditionally guarantee all of the obligations of STUS under the Indentures and the Notes, including the due and punctual payment of principal and interest.

        The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at July 3, 2009 and June 27, 2008, and the Condensed Consolidating Statements of Operations and Cash Flows for the fiscal years ended July 3, 2009, June 27, 2008, and June 29, 2007. The Condensed Consolidating Statements of Operations and Cash Flows for the fiscal year ended July 3, 2009 include information for Maxtor-subsidiary issuer for the eleven months ended May 29, 2009 and information for STUS-subsidiary issuer for the one month ended July 3, 2009. The information classifies the Company's subsidiaries into Seagate Technology-parent company guarantor, Maxtor-subsidiary issuer, STUS-subsidiary issuer, and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the Notes.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet
July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$180	$1,229	$—	$1,427
Short-term investments	—	—	114	—	114
Restricted cash and investments	—	—	508	—	508
Accounts receivable, net	—	—	1,033	—	1,033
Intercompany receivable	—	1	2	(3)	—
Inventories	—	—	587	—	587
Other current assets	—	114	508	—	622

Total Current Assets	18	295	3,981	(3)	4,291
Property, equipment and leasehold improvements, net	—	1	2,228	—	2,229
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	42	—	42
Equity investments in Non-Guarantors	4,784	—	—	(4,784)	—
Intercompany note receivable	—	—	3,277	(3,277)	—
Other assets, net	—	366	128	—	494

Total Assets	$4,802	$662	$9,687	$(8,064)	$7,087

Short-term borrowings	$—	$—	$350	$—	$350
Accounts payable	—	—	1,573	—	1,573
Intercompany payable	—	2	1	(3)	—
Accrued employee compensation	—	3	141	—	144
Accrued expenses	1	27	668	—	696
Accrued income taxes	—	10	—	—	10
Current portion of long-term debt	—	121	300	—	421

Total Current Liabilities	1	163	3,033	(3)	3,194
Other liabilities	—	56	288	—	344
Intercompany note payable	3,277	—	—	(3,277)	—
Long-term accrued income taxes	—	31	38	—	69
Long-term debt, less current portion	—	348	1,608	—	1,956
Liability for deficit of STUS	—	—	57	(57)	—
Liability for deficit of Non-Guarantors	—	121	—	(121)	—

Total Liabilities	3,278	719	5,024	(3,458)	5,563

Shareholders' Equity (Deficit)	1,524	(57)	4,663	(4,606)	1,524

Total Liabilities and Shareholders' Equity (Deficit)	$4,802	$662	$9,687	$(8,064)	$7,087

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet
June 27, 2008
(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$3	$1	$986	$—	$990
Short-term investments	—	—	151	—	151
Accounts receivable, net	—	—	1,410	—	1,410
Intercompany receivable	—	181	—	(181)	—
Inventories	—	—	945	—	945
Other current assets	—	—	776	—	776

Total Current Assets	3	182	4,268	(181)	4,272
Property, equipment and leasehold improvements, net	—	4	2,460	—	2,464
Goodwill	—	—	2,352	—	2,352
Other intangible assets, net	—	—	111	—	111
Equity investments in Non-Guarantors	7,767	294	6,089	(14,150)	—
Intercompany note receivable	—	—	3,835	(3,835)	—
Other assets, net	—	298	623	—	921

Total Assets	$7,770	$778	$19,738	$(18,166)	$10,120

Accounts payable	$—	$—	$1,652	$—	$1,652
Intercompany payable	—	—	181	(181)	—
Accrued employee compensation	—	—	440	—	440
Accrued expenses	1	29	795	—	825
Accrued income taxes	—	6	4	—	10
Current portion of long-term debt	—	330	30	—	360

Total Current Liabilities	1	365	3,102	(181)	3,287
Other liabilities	—	183	394	—	577
Intercompany note payable	3,183	652	—	(3,835)	—
Long-term debt, less current portion	—	173	1,497	—	1,670
Liability for deficit of Maxtor	—	—	595	(595)	—

Total Liabilities	3,184	1,373	5,588	(4,611)	5,534

Shareholders' Equity (Deficit)	4,586	(595)	14,150	(13,555)	4,586

Total Liabilities and Shareholders' Equity (Deficit)	$7,770	$778	$19,738	$(18,166)	$10,120

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations
Fiscal Year Ended July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer (11 months)(1)	STUS Subsidiary Issuer (1 month)(2)	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
Revenue	$—	$—	$—	$9,805	$—	$9,805
Cost of revenue	—	2	(1)	8,394	—	8,395
Product development	—	2	—	951	—	953
Marketing and administrative	—	(4)	2	539	—	537
Amortization of intangibles	—	—	—	55	—	55
Restructuring and other, net	—	10	9	191	—	210
Impairment of goodwill and other long-lived assets	—	—	—	2,290	—	2,290

Total operating expenses		10	10	12,420	—	12,440

Income (loss) from operations	—	(10)	(10)	(2,615)	—	(2,635)
Interest income	—	—	—	42	(25)	17
Interest expense	—	(49)	(3)	(108)	26	(134)
Equity in loss of Maxtor	—	—	—	(69)	69	—
Equity in loss of STUS	—	—	—	(22)	22	—
Equity in income (loss) of Non-Guarantors	(3,086)	(13)	8	(3,042)	6,133	—
Other, net	—	—	—	(23)	—	(23)

Other income (expense), net	(3,086)	(62)	5	(3,222)	6,225	(140)

Income (loss) before income taxes	(3,086)	(72)	(5)	(5,837)	6,225	(2,775)
Provision for (benefit from) income taxes	—	(1)	9	303	—	311

Net income (loss)	$(3,086)	$(71)	$(14)	$(6,140)	$6,225	$(3,086)

(1)
For the eleven months ended May 29, 2009, the period for which Maxtor was the issuer.

(2)
For the one month ended July 3, 2009, the period for which STUS was the issuer.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Cash Flows
Fiscal Year Ended July 3, 2009
(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer (11 months)(1)	STUS Subsidiary Issuer (1 month)(2)	Combined Non-Guarantors	Eliminations	Seagate Technology Consolidated
OPERATING ACTIVITES
Net income (loss)	$(3,086)	$(71)	$(14)	$(6,140)	$6,225	$(3,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3		928	—	931
Stock-based compensation	—	3	1	79	—	83
Allowance for doubtful accounts receivable, net of recoveries	—	—	—	4	—	4
Impairment of goodwill and other long-lived assets	—	—	—	2,290	—	2,290
Deferred income taxes	—	—	(11)	317	—	306
Equity in loss of Maxtor	—	—	—	69	(69)	—
Equity in loss of STUS	—	—	—	22	(22)	—
Equity in (income) loss of Non-Guarantors	3,086	13	(8)	3,041	(6,132)	—
Other non-cash operating activities, net	—	2	4	(11)	—	(5)
Changes in operating assets and liabilities, net	(1)	(6)	41	266	—	300

Net cash provided by (used in) operating activities	(1)	(56)	13	865	2	823
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	—	(633)	—	(633)
Proceeds from sales of fixed assets	—			7	—	7
Purchase of short-term investments	—	—	—	(155)	—	(155)
Maturities and sales of short-term investments	—	—	—	192	—	192
Increase in restricted cash and investments	—	—	—	(128)	—	(128)
Proceeds from sales of deferred compensation plan investments	—	—	—	85	—	85
Proceeds from sale of a subsidiary to a Non-Guarantor	—	85	—	(85)	—	—
Merger of Maxtor into STUS		(86)	86	—	—	—
Other investing activities, net	—	—	—	14	—	14

Net cash provided by (used in) investing activities	—	(1)	86	(703)	—	(618)
FINANCING ACTIVITIES
Proceeds from short-term borrowings				350		350
Net proceeds from issuance of long-term debt				399		399
Repayment of long-term debt	—	(5)	(20)	(30)	—	(55)
Increase in restricted cash and investments	—	—	—	(380)	—	(380)
Loan from Non-Guarantor to Parent	94	—	—	(94)	—	—
Loan from Non-Guarantor to Maxtor	—	51	—	(49)	(2)	—
Repayment of loan from Non-Guarantor to STUS	—	—	163	(163)	—	—
Distribution to Maxtor from Non-Guarantor	—	10	—	(10)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	54	—	—	—	—	54
Dividends to shareholders	(132)	—	—	—	—	(132)
Investment by STUS in Non-Guarantor	—	—	(85)	85	—	—
Other financing activities, net	—	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	16	56	58	104	(2)	232

Increase (decrease) in cash and cash equivalents	15	(1)	157	266	—	437
Cash and cash equivalents at the beginning of the period	3	1	—	986	—	990
STUS cash and cash equivalents at May 29, 2009	—	—	23	(23)	—	—

Cash and cash equivalents at the end of the period	$18	$—	$180	$1,229	$—	$1,427

(1)
For the eleven months ended May 29, 2009, the period for which Maxtor was the issuer.

(2)
For the one month ended July 3, 2009, the period for which STUS was the issuer.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information (Continued)

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

18. Condensed Consolidating Financial Information (Continued)

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

18. Condensed Consolidating Financial Information (Continued)

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

18. Condensed Consolidating Financial Information (Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on a 14-week quarter in its first quarter of fiscal year 2009 ending on the Friday closest to September 30, 2008 and 13-week quarters which ended on the Friday closest to December 31, March 31, and June 30 for each of the remaining quarters of fiscal year 2009. Certain prior quarter financial statement amounts affecting gross margin and income (loss) from operations have been reclassified to conform to the current quarter presentation. These reclassifications, which were not material, did not impact previously reported net income (loss).

Fiscal Year 2009 Quarters Ended (Dollars in millions, except per share data)	October 3, 2008	January 2, 2009	April 3, 2009	July 3, 2009
Revenue	$3,033	$2,270	$2,150	$2,353
Gross margin	526	316	153	415
Income (loss) from operations	81	(2,443)	(262)	(11)
Net income (loss)	60	(2,792)	(273)	(81)
Net income (loss) per share:
Basic	$0.12	$(5.73)	$(0.56)	$(0.16)
Diluted	0.12	(5.73)	(0.56)	(0.16)

        The results for the first quarter of fiscal year 2009 include approximately $51 million in charges relating to restructuring activities and $20 million in purchased intangibles amortization and other charges associated with acquisitions.

        The results for the second quarter of fiscal year 2009 include approximately $2.3 billion in charges related to the impairment of goodwill and other long-lived assets, a $271 million unfavorable adjustment to the valuation allowance related to the Company's deferred tax assets, $94 million in restructuring and related accelerated depreciation charges, and $18 million in purchased intangibles amortization and other charges associated with acquisitions.

        The results for the third quarter of fiscal year 2009 include approximately $36 million in restructuring and related accelerated depreciation charges and $18 million in purchased intangibles amortization and other charges associated with acquisitions.

        The results for the fourth quarter of fiscal year 2009 include approximately $85 million in restructuring and related accelerated depreciation charges and $21 million in purchased intangibles amortization and other charges associated with acquisitions.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Supplementary Financial Data (Unaudited) (Continued)

        The Company operated and reported financial results based on 13 week quarters in fiscal year 2008, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

Fiscal Year 2008 Quarters Ended (Dollars in millions, except per share data)	September 28, 2007	December 28, 2007	March 28, 2008	June 27, 2008
Revenue	$3,285	$3,420	$3,104	$2,899
Gross margin	809	889	816	691
Income (loss) from operations	396	420	363	197
Net income (loss)	355	403	344	160
Net income (loss) per share:
Basic	$0.67	$0.77	$0.68	$0.33
Diluted	0.64	0.73	0.65	0.32

        The results for the first quarter of fiscal year 2008 include approximately $69 million of variable performance-based compensation, $29 million of stock-based compensation, $24 million in the amortization of intangibles primarily related to the Maxtor acquisition and $5 million in restructuring charges.

        The results for the second quarter of fiscal year 2008 include approximately $77 million of variable performance-based compensation, $29 million of stock-based compensation, $24 million in the amortization of intangibles primarily related to the Maxtor acquisition, $27 million in restructuring charges primarily related to the closure of the Company's Limavady, Northern Ireland operations and $15 million of gains on the sale of assets.

        The results for the third quarter of fiscal year 2008 include approximately $71 million of variable performance-based compensation, $28 million of stock-based compensation, $26 million in the amortization of intangibles primarily related to the Maxtor acquisition and $20 million in restructuring and other charges primarily related to the closure of the Company's Limavady, Northern Ireland operations.

        The results for the fourth quarter of fiscal year 2008 include approximately $45 million of variable performance-based compensation, $27 million of stock-based compensation, $20 million in the amortization of intangibles primarily related to the Maxtor acquisition and $36 million in restructuring charges, primarily related to the closure of the Company's Limavady, Northern Ireland and Milpitas, California operations.

20. Subsequent Events

        The Company has evaluated events and transactions subsequent to July 3, 2009 through August 19, 2009.

        The Company announced on August 4, 2009 that it will close its Ang Mo Kio (AMK) facility in Singapore by the end of calendar year 2010. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company's Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity. The Company currently estimates total restructuring charges related to the closure of AMK of approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Subsequent Events (Continued)

of manufacturing equipment, and $10 million for other plant closure and relocation costs. The Company expects to record severance charges of up to $60 million as restructuring costs in its Statement of Operations for its first quarter of fiscal year 2010, while the remainder of the restructuring charges are expected to be incurred through the end of calendar year 2010. The Company believes annual savings of approximately $40 million per year will be realized when activities are fully transitioned.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology

        We have audited the accompanying consolidated balance sheets of Seagate Technology as of July 3, 2009 and June 27, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 3, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at July 3, 2009 and June 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology's internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California August 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology

        We have audited Seagate Technology's internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of July 3, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology as of July 3, 2009 and June 27, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 3, 2009 and our report dated August 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California August 19, 2009

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 3, 2009.

Management's Report on Internal Control over Financial Reporting

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 3, 2009. Our management's assessment of the effectiveness of our internal control over financial reporting as of July 3, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information regarding our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the sections entitled "Proposal 1—Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K are hereby incorporated by reference in this section. In addition, the information set forth in Part I of this report under "Item 1. Business—Executive Officers" is also incorporated by reference in this section.

        We have adopted a Code of Business Conduct and Ethics that applies to all Seagate employees, officers and members of our Board of Directors, including our principal executive, finance and accounting officers. This Code of Business Conduct and Ethics is posted on our Website. The Internet address for our Website is www.seagate.com, and the Code of Business Conduct and Ethics may be found from our main Web page by clicking first on "Investors," next on "Corporate Governance" and then on "Code of Business Conduct and Ethics."

        We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our Website, at the Internet address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding executive compensation required by this Item 11 set forth in the section entitled "Compensation of Executive Officers" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information regarding security ownership beneficial owners and management and related shareholders required by this Item 12 set forth in the section entitled "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled "Information about the Independent Auditors" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements.    The following Consolidated Financial Statements of Seagate Technology and Report of Independent Registered Public Accounting Firm are included in Item 8:
    2.
    Financial Statement Schedules.    All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or in the notes thereto.

  (b)
  Exhibits.    The information required by this Item is set forth on the Exhibit Index (following the Signatures section of this report) are include, or incorporated by reference, in this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)
Dated: August 19, 2009

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 19, 2009
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 19, 2009
/s/ DAVID Z. ANDERSON (David Z. Anderson)	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 19, 2009

Signature	Title	Date

/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 19, 2009
/s/ WILLIAM W. BRADLEY (William W. Bradley)	Director	August 19, 2009
/s/ DONALD E. KIERNAN (Donald E. Kiernan)	Director	August 19, 2009
/s/ DAVID F. MARQUARDT (David F. Marquardt)	Director	August 19, 2009
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 19, 2009
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 19, 2009
/s/ ALBERT A. PIMENTEL (Albert A. Pimentel)	Director	August 19, 2009
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 19, 2009
/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 19, 2009
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 19, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02
2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02
2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02
2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02
2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02
2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02
2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04
3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04
4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06
4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09
4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amended and Restated Credit Agreement, dated as of April 3, 2009, by and among Seagate Technology, Seagate Technology HDD Holdings, as Borrower, the Lenders Party Thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents.	8-K	001-31560	10.1	04/06/09
10.2+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	05/06/09
10.3+	Seagate Technology Holdings 2001 Share Option Plan	S-4	333-88388	10.9	05/16/02
10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02
10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08
10.6+	Amended Seagate Technology 2004 Stock Compensation Plan	10-K	001-31560	10.8	08/13/08
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.25	10/29/04
10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05
10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08
10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08
10.11	Seagate Technology Employee Stock Purchase Plan					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12+	Summary description of Seagate Technology's compensation policy for non-management members of the board of directors	10-Q	001-31560	10.12	02/10/09
10.13*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05
10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06
10.15†	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003	10-Q	001-16447	4.1	05/13/03
10.16	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003	8-K	001-31560	10.4	05/25/06
10.17+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.17	02/10/09
10.18+	Form of Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology	10-Q	001-31560	10.18	02/10/09
10.18(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)	10-Q	001-31560	10.18(a)	02/10/09
10.19+	Form of Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19	02/10/09
10.19(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19(a)	02/10/09
10.20+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.21	02/10/09
10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09
10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09
10.24+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope	10-Q	001-31560	10.24	02/10/09
10.25+	Summary of Compensation Arrangements for Patrick J. O'Malley	10-Q	001-31560	10.25	02/10/09
10.26+	Form of Separation and Release Agreement for Brian Dexheimer					X
10.27+	Summary of Compensation Arrangements for Robert Whitmore	10-Q	001-31560	10.27	02/10/09
10.28
	U.S. Guarantee Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC, Maxtor Global Ltd., Seagate Technology International, Seagate International (Johor) Sdn. Bhd., Seagate Technology (Thailand) Limited, Penang Seagate Industries (M) Sdn. Bhd., Seagate Technology (Ireland), Seagate Technology Media (Ireland) and Seagate Singapore International Headquarters Pte. Ltd., as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	U.S. Security Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology International, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.2	05/05/09
10.30	U.S. Pledge Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Pledgors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.3	05/05/09
10.31
	Indemnity, Subrogation and Contribution Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC, Maxtor Global Ltd., Seagate Technology International, Seagate International (Johor) Sdn. Bhd., Seagate Technology (Thailand) Limited, Penang Seagate Industries (M) Sdn. Bhd., Seagate Technology (Ireland), Seagate Technology Media (Ireland) and Seagate Singapore International Headquarters Pte. Ltd., as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.4	05/05/09
10.32	Form of Equitable Share Mortgage in respect of shares dated April 29, 2009, between [Seagate entity], as Mortgagor, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-31560	10.5	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	Omnibus Debenture dated April 29, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and JPMorgan Chase Bank, N.A., as Administrative Agent or Chargee	8-K	001-31560	10.6	05/05/09
10.34	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09
10.35	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09
10.36	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09
10.37	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09
10.39	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005, as amended and supplemented by that First Supplemental Indenture dated as of May 19, 2006	8-K	001-31560	10.1	06/01/09
10.40	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003, as amended and supplemented by that First Supplemental Indenture dated as of May 19, 2006	8-K	001-31560	10.2	06/01/09
10.41	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of March 1, 1987, as amended and supplemented by that First Supplemental Indenture dated as of January 11, 1996	8-K	001-31560	10.3	06/01/09
10.42‡	Indenture between Maxtor Corporation (a Delaware Corporation), Maxtor Corporation (a California Corporation) and Security Pacific National Bank, as Trustee, dated as of March 1, 1987	S-1	033-12123	4.1	02/20/87

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.43§	First Supplemental Indenture, dated as of January 11, 1996, between Maxtor Corporation and State Street Bank and Trust Company, as successor Trustee, supplementing the Indenture dated as of March 1, 1987	10-Q	033-63295	10.146	02/14/96
14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/13/08
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signatue page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+
Management contract or compensatory plan or arrangement

*
Incorporated by reference to Maxtor Corp's quarterly report on Form 10-Q (001-16447) filed with the SEC on 11/04/2005.

†
Incorporated by reference to Maxtor Corp's quarterly report on Form 10-Q (001-16447) filed with the SEC on 05/13/2003.

‡
Incorporated by reference to Maxtor Corp's registration statement on Form S-1 (033-12123) filed with the SEC on 02/20/1987.

§
Incorporated by reference to Maxtor Corp's quarterly report on Form 10-Q (033-63295) filed with the SEC on 02/14/1996.