Form 10-Q
period 2009-10-02
Seagate Technology
filed 2009-11-04
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

As of October 30, 2009, 497,950,186 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 2, 2009	July 3, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,530	$1,427
Short-term investments	96	114
Restricted cash and investments	166	508
Accounts receivable, net	1,242	1,033
Inventories	622	587
Deferred income taxes	99	97
Other current assets	552	528
Total current assets	4,307	4,294
Property, equipment and leasehold improvements, net	2,039	2,229
Deferred income taxes	369	372
Other assets, net	184	192

Total Assets	$6,899	$7,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$215	$350
Accounts payable	1,674	1,573
Accrued employee compensation	142	144
Accrued warranty	206	213
Accrued expenses	440	483
Accrued income taxes	13	10
Current portion of long-term debt	107	421
Total current liabilities	2,797	3,194
Long-term accrued warranty	212	224
Long-term accrued income taxes	67	69
Other non-current liabilities	134	120
Long-term debt, less current portion	1,910	1,926

Total Liabilities	5,120	5,533

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares and additional paid-in capital	3,748	3,708
Accumulated other comprehensive income (loss)	—	(6)
Retained earnings (accumulated deficit)	(1,969)	(2,148)
Total Shareholders’ Equity	1,779	1,554

Total Liabilities and Shareholders’ Equity	$6,899	$7,087

(a)          The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2009, as adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 2, 2009	October 3, 2008 (a)

Revenue	$2,663	$3,033

Cost of revenue	2,010	2,507
Product development	208	260
Marketing and administrative	106	148
Amortization of intangibles	8	14
Restructuring and other, net	46	23
Impairment of long-lived assets	64	—
Total operating expenses	2,442	2,952

Income from operations	221	81

Interest income	1	7
Interest expense	(45)	(33)
Other, net	3	(14)
Other income (expense), net	(41)	(40)

Income before income taxes	180	41
Provision for (benefit from) for income taxes	1	(16)
Net income	$179	$57

Net income per share:
Basic	$0.36	$0.12
Diluted	$0.35	$0.12
Number of shares used in per share calculations:
Basic	494	485
Diluted	512	494

Cash dividends declared per share	$—	$0.12

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 2, 2009	October 3, 2008 (a)
OPERATING ACTIVITIES
Net income	$179	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	253
Stock-based compensation	11	27
Impairment of long-lived assets	64	—
Other non-cash operating activities, net	4	(8)
Changes in operating assets and liabilities:
Accounts receivable	(209)	16
Inventories	(35)	36
Accounts payable	112	278
Accrued employee compensation	(2)	(287)
Accrued warranty	(19)	—
Accrued expenses	(54)	26
Other assets and liabilities	23	(94)
Net cash provided by operating activities	278	304

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(89)	(280)
Purchases of short-term investments	(41)	(90)
Maturities and sales of short-term investments	58	93
Decrease in restricted cash and investments	10	—
Other investing activities, net	(2)	12
Net cash used in investing activities	(64)	(265)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	15	—
Repayment of short-term borrowings	(150)	—
Retirements and maturities of long-term debt	(334)	—
Decrease in restricted cash and investments	332	—
Proceeds from exercise of employee stock options and employee stock purchase plan	26	35
Dividends to shareholders	—	(59)
Net cash used in financing activities	(111)	(24)

Increase in cash and cash equivalents	103	15
Cash and cash equivalents at the beginning of the period	1,427	990
Cash and cash equivalents at the end of the period	$1,530	$1,005

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$49	$50
Cash paid for income taxes, net of refunds	1	2

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended October 2, 2009

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 3, 2009 (a)	493	$—	$3,708	$(6)	$(2,148)	$1,554
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	6	—	6
Net income	—	—	—	—	179	179
Comprehensive income						185
Issuance of common shares related to employee stock options and employee stock purchase plan	4	—	29	—	—	29
Stock-based compensation	—	—	11	—	—	11
Balance at October 2, 2009	497	$—	$3,748	$—	$(1,969)	$1,779

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented.  Such adjustments are of a normal recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 3, 2009 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 19, 2009.  The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 3, 2009 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 2, 2009, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 2, 2010.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended October 2, 2009 and October 3, 2008 were 13 weeks and 14 weeks, respectively.  Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010.

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

Since the Company’s fiscal year ended July 3, 2009, there have been no significant changes in the Company’s critical accounting policies and estimates.  Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009, as filed with the SEC on August 19, 2009, for a discussion of the Company’s critical accounting policies and estimates.

Change in Method of Accounting for Convertible Debt Instruments

On July 4, 2009, the Company implemented changes to the accounting for its convertible debt instruments on a retrospective basis.  See Note 4 for further details.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  In October 2009, the FASB also issued ASU No. 2009-14, Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company’s second quarter of fiscal year 2010.  The Company does not expect that this update will have a material impact on its results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.  Balance Sheet Information

Investments

The following is a summary of the fair value of available-for-sale securities at October 2, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
U.S. treasuries and agency bonds	$98	$1	$99
Corporate bonds	28	—	28
Municipal bonds	14	—	14
Auction rate securities	21	(3)	18
Commercial paper	254	—	254
Certificates of deposit	46	—	46
Money market funds	1,047	—	1,047
Total	$1,508	$(2)	$1,506
Included in cash and cash equivalents			$1,392
Included in short term investments			96
Included in long term investments			18
			$1,506

As of October 2, 2009, with the exception of the Company’s auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired (see Note 7).

The fair value of the Company’s investment in debt securities at October 2, 2009, by remaining contractual maturity, is as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Due in less than 1 year	$1,459	$—	$1,459
Due in 1 to 3 years	28	1	29
Thereafter	21	(3)	18
Total	$1,508	$(2)	$1,506

The following is a summary of the fair value of available-for-sale securities at July 3, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
U.S. treasuries and agency bonds	$52	$1	$53
Corporate bonds	16	—	16
Municipal bonds	14	—	14
Auction rate securities	21	(3)	18
Commercial paper	348	—	348
Certificates of deposit	50	—	50
Money market funds	914	—	914
Total	$1,415	$(2)	$1,413
Included in cash and cash equivalents			$1,281
Included in short term investments			114
Included in long term investments			18
			$1,413

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.  Balance Sheet Information (continued)

The fair value of the Company’s investment in debt securities at July 3, 2009, by remaining contractual maturity, is as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Due in less than 1 year	$1,364	$—	$1,364
Due in 1 to 3 years	30	1	31
Thereafter	21	(3)	18
Total	$1,415	$(2)	$1,413

        As of July 3, 2009, with the exception of the Company’s auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired (see Note 7).

Restricted Cash and Investments

        As of October 2, 2009, the Company’s restricted cash and investments consisted of $85 million for cash held in trust for payment of its deferred compensation plan liabilities, $47 million of proceeds from the issuance of its 10% Senior Secured Second-Priority Notes due May 2014 (“10% Notes”) held in escrow for the repayment or repurchase of debt, and $34 million in cash collateral held at banks for various performance obligations.

Accounts Receivable

(Dollars in millions)	October 2, 2009	July 3, 2009
Accounts receivable	$1,252	$1,043
Allowance for doubtful accounts	(10)	(10)
	$1,242	$1,033

Inventories

(Dollars in millions)	October 2, 2009	July 3, 2009
Raw materials and components	$217	$201
Work-in-process	135	120
Finished goods	270	266
	$622	$587

Other Current Assets

(Dollars in millions)	October 2, 2009	July 3, 2009
Vendor non-trade receivables	$340	$326
Other	212	202
	$552	$528

Other current assets include vendor non-trade receivables from certain manufacturing vendors resulting from the sale of components to these vendors who manufacture and sell completed sub-assemblies back to the Company. The Company does not reflect the sale of these components as revenue and does not recognize any profits on these sales. The costs of the completed sub-assemblies are included in inventory upon purchase from the vendors.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.  Balance Sheet Information (continued)

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	October 2, 2009	July 3, 2009
Property, equipment and leasehold improvements	$6,189	$6,267
Accumulated depreciation and amortization	(4,150)	(4,038)
	$2,039	$2,229

3.  Restructuring and Exit Costs

The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations, unless otherwise noted.

During the first quarter of fiscal year 2010, the Company recorded restructuring charges of $46 million, comprised mainly of charges related to the planned closure of the Company’s Ang Mo Kio (AMK) manufacturing operations in Singapore (the “AMK Plan”).

AMK Plan. In August 2009, the Company announced that it will close its AMK facility in Singapore by the end of  calendar year 2010. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company’s Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. During the three months ended October 2, 2009, the Company accrued total restructuring charges of $37 million related to estimated post-employment benefits for the AMK Plan.  No cash payments were made relating to this plan during the three months ended October 2, 2009.

January and May 2009 Plans. From inception of the Company’s restructuring plans announced in January and May of 2009 through October 2, 2009, the Company has recorded restructuring charges of approximately $169 million primarily related to post employment benefits. These plans are expected to result in total restructuring charges of approximately $172 million. During the three months ended October 2, 2009, the Company recorded restructuring charges of $1 million related to other exit costs. The Company made cash payments of $52 million relating to these plans during the three months ended October 2, 2009. Payment of the remaining accrued balance of $10 million is expected to be largely completed by January 1, 2010.

Pittsburgh and Milpitas Closures.  The Company announced the closure of its research facility in Pittsburgh, Pennsylvania and its media manufacturing facility in Milpitas, California in September 2008 and July 2008, respectively. Operations at these facilities ceased during fiscal year 2009. During the three months ended October 2, 2009, the Company recorded approximately $6 million of restructuring charges related to additional Pittsburgh lease obligations and approximately $2 million of other exit costs. From the inception of these plans through October 2, 2009, the Company has recorded restructuring charges of approximately $105 million, net of adjustments.  These closures are expected to result in total charges of approximately $110 million. The Company made cash payments of $4 million related to these plans during the three months ended October 2, 2009. The remaining balance of $12 million as of October 2, 2009 is associated with facility lease obligations. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

Maxtor and Other.  The Company recorded certain exit costs aggregating $265 million through fiscal year 2009 related to its acquisition of Maxtor. The Company made cash payments of $2 million related to these plans during the three months ended October 2, 2009. The remaining balance of $27 million, as of October 2, 2009, is associated with the exit of certain facilities. Payment of these exit costs are expected to continue through the end of fiscal year 2016.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.  Restructuring and Exit Costs (continued)

The following table summarizes the Company’s restructuring activities for the three months ended October 2, 2009:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 3, 2009	$61	$40	$—	$101
Restructuring charges	37	6	3	46
Cash payments	(52)	(4)	(2)	(58)
Adjustments	—	—	—	—
Accrual balances at October 2, 2009	$46	$42	$1	$89

Of the $89 million accrued restructuring balance at October 2, 2009, $37 million is included in Accrued expenses and $52 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

4.  Debt and Convertible Notes

Short-term Borrowings

During the three months ended October 2, 2009, the Company entered into $15 million of short-term borrowings.

Convertible Notes

On July 4, 2009, the Company implemented a change in accounting in accordance with ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1), for its convertible debt instruments on a retrospective basis to separately account for its convertible debt in two parts, (i) a debt component which was recorded upon acquisition at the estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component that was included in paid-in capital and represents the estimated fair value of the conversion feature at issuance.  The bifurcation of the debt and equity components resulted in a discounted carrying value of the debt component compared to the principal amount.  The discount is accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest method.

The 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”) require semi-annual interest payments payable on April 30 and October 30.  The 6.8% Notes were recognized on May 19, 2006 as long-term debt at its par value of $136 million and a substantial premium of $17 million was recorded to Additional paid-in capital.  The debt component of the 6.8% Notes at acquisition was determined to be $136 million, based on the contractual cash flows discounted at 6.8%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result, implementation of the new requirements had no effect on the accounting for the 6.8% Notes.

The 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) require semi-annual interest payments payable on February 15 and August 15.  The 2.375% Notes were recognized on May 19, 2006 as long-term debt at its par value of $326 million and a substantial premium of $157 million was recorded to Additional paid-in capital.  The debt component of the 2.375% Notes at acquisition was determined to be $252 million, based on the contractual cash flows discounted at 6.9%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result of implementing the new standard, $74 million was recorded as an increase to Additional paid-in capital and a corresponding debt discount as of the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The following illustrates the retrospective impact of implementing the provisions of the change in accounting for convertible debt on the Condensed Consolidated Balance Sheet as of July 3, 2009 and on the previously stated Condensed Consolidated Statement of Operations for the three months ended October 3, 2008:

Retrospective Impact on the Condensed Consolidated Balance Sheet as of July 3, 2009

(Dollars in millions)	As Originally Stated	Effect of Change in Accounting	Restated
Current assets:
Deferred income taxes	$94	$3	$97
Non-current assets:
Deferred income taxes	$375	$(3)	$372
Non-current liabilities:
Long-term debt, less current portion	$1,956	$(30)	$1,926
Stockholders’ equity:
Additional paid-in capital	$3,647	$61	$3,708
Accumulated deficit	$(2,117)	$(31)	$(2,148)

Retrospective Impact on the Condensed Consolidated Statement of Operations

for the Three Months Ended October 3, 2008

(Dollars in millions)	As Originally Stated	Effect of Change in Accounting	Restated
Interest expense	$(30)	$(3)	$(33)
Net income (loss)	$60	$(3)	$57

There was no net impact resulting from this accounting change on the Company’s cash flows from operating activities, investing activities or financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

The following table presents information regarding the equity and liability components of the 2.375% and 6.8% Notes:

	As of
(Dollars in millions)	October 2, 2009	July 3, 2009
		Restated
2.375% Notes
Principal amount	$326	$326
Unamortized discount	(38)	(41)
Liability component	$288	$285
Equity component	$231	$231
6.8% Notes
Principal amount and liability component	$104	$116
Equity component	$17	$17

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The remaining discount on the 2.375% Notes will continue to be amortized until maturity of the 2.375% Notes in August 2012.  The effective interest rate, contractual interest expense and amortization of debt discount for the 2.375% Notes for the three months ended October 2, 2009 and October 3, 2008 were as follows:

	The Three Months Ended
(Dollars in millions, except for percentages)	October 2, 2009	October 3, 2008
		Restated
Effective interest rate	6.9%	6.9%
Interest expense – contractual	$2	$2
Interest expense – amortization of debt discount due to change in accounting	$3	$3

The 2.375% and 6.8% Notes may, subject to certain conditions, be converted into the Company’s common shares based on a conversion rate of 60.2074 and 30.1733 shares, respectively, per $1,000 principal amount of notes, which represents a conversion price of approximately $16.61 and $33.14 per share, respectively.  As of October 2, 2009, these notes were not convertible and the principal values exceeded the conversion values.

5.  Income Taxes

The income tax provision of $1 million recorded in the three months ended October 2, 2009 included approximately $11 million of discrete tax benefits primarily associated with reversal of valuation allowance previously recorded for certain foreign deferred tax assets and releases of tax reserves resulting from the expiration of certain statutes of limitations. The income tax benefit of $16 million recorded in the three months ended October 3, 2008 included discrete items associated with release of tax reserves and monetization of research tax credits.

The Company’s provision for income taxes recorded for the three months ended October 2, 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain foreign deferred tax assets, (iii) a decrease in certain tax reserves, and (iv) tax expense related to intercompany transactions.

The tax rate differential for the three months ended October 3, 2008 was primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for U.S. deferred tax assets attributable in part to tax legislation enacted during the period, (iii) tax expense related to intercompany transactions, and (iv) U.S. and foreign tax benefits recorded during the quarter related to reductions in tax reserves due to settlement of tax audits and expiration of certain statutes of limitations.

During the three months ended October 2, 2009, the Company’s unrecognized tax benefits excluding interest and penalties remained at $118 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $118 million as of October 2, 2009 subject to certain future valuation allowance reversals.  During the 12 months beginning October 3, 2009, the Company expects to reduce its unrecognized tax benefits by approximately $10 million as a result of tax positions being effectively settled and the expiration of certain statutes of limitations.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into various foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company had an unrealized net gain on cash flow hedges of $5 million and a net loss of $1 million included in Other comprehensive income (loss) (OCI) as of October 2, 2009 and July 3, 2009, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Other comprehensive income (loss) are reclassified immediately into earnings. Any subsequent changes in the fair value of such derivative instruments are also reflected in earnings. As of October 2, 2009, the Company’s existing foreign currency forward exchange contracts are expected to mature within 12 months and the deferred amount currently recorded in Other comprehensive income (loss) and expected to be recognized into earnings is approximately $5 million.

As of October 2, 2009, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under ASC 815	Contracts Not Qualifying as Hedges Under ASC 815
Thai baht	$273	$175
Singapore dollars	37	—
British pounds	7	1
Czech koruna	—	3
	$317	$179

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation (NQDC) plan. In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the NQDC plan liabilities. The Company pays a floating rate, based on LIBOR plus a spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. As of October 2, 2009, the notional investments underlying the TRS amounted to $76 million. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS require the Company to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS. As of October 2, 2009, the Company had pledged collateral of $18 million to the counterparty and recorded the cash pledged as restricted cash. The Company did not designate the TRS as a hedge in accordance with ASC 815, Derivatives and Hedging. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the NQDC plan liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of October 2, 2009:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$6	Accrued expenses	$—

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$4	Accrued expenses	$—
Total return swap	Other current liabilities	—	Accrued expenses	(2)
Total derivatives		$10		$(2)

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (loss) and the Condensed Consolidated Statement of Operations for the three months ended October 2, 2009:

(Dollars in millions)

Derivatives Designated as Cash Flow Hedges under ASC 815	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$6	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$4
Total return swap	Operating expenses	$9
		$13

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0.4 million related to the amount excluded from the assessment of hedge effectiveness.

Net foreign currency transaction gains included in the determination of consolidated net income were $4 million for the three months ended October 2, 2009 and net foreign currency transaction losses were $6 million for the three months ended October 3, 2008.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

As of July 3, 2009, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under ASC 815	Contracts Not Qualifying as Hedges Under ASC 815
Thai baht	$104	$64
Singapore dollars	24	3
Czech koruna	—	8
	$128	$75

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of July 3, 2009:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Total return swap	Other current liabilities	—	Accrued expenses	(1)
Total derivatives		$1		$(1)

7.  Fair Value

For assets and liabilities recorded at fair value, the Company bases the determination of fair value upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  The Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

As of July 4, 2009, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (previously SFAS 157, Fair Value) that apply to non-financial assets and liabilities measured at fair value on a non-recurring basis, thereby applying the fair value disclosure requirements to both the financial and non-financial assets and liabilities of the Company.  The adoption of these provisions did not have a material impact on the Company’s consolidated results of operations and financial condition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

ASC 820 establishes a consistent framework for measuring fair value whereby inputs used in valuation techniques are assigned a hierarchical level.  The assignment to a level is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs).  Categorization within the fair value hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The following are the hierarchical levels of inputs to measure fair value:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets; or significant inputs that are observable, either directly or indirectly; or

Level 3 – Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Where appropriate, the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 2, 2009:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,047	$—	$—	$1,047
Certificates of deposit	—	35	—	35
Agency bonds	—	27	—	27
Corporate bonds	—	28	—	28
Commercial paper	—	254	—	254
Municipal bonds	—	14	—	14
U.S. treasuries	—	72	—	72
Total Cash Equivalents and Marketable Securities	1,047	430	—	1,477

Restricted Cash and Investments:
Money market funds	132	—	—	132
Certificates of deposit	—	6	—	6
Auction rate securities	—	—	18	18
Derivative assets	—	10	—	10
Total Assets	$1,179	$446	$18	$1,643

Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)
Total Liabilities	$—	$(2)	$—	$(2)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,047	$334	$—	$1,381
Short-term investments	—	96	—	96
Restricted cash and investments	132	6	—	138
Other assets, net(1)	—	10	18	28
Total Assets	$1,179	$446	$18	$1,643
Liabilities:
Accrued expenses(2)	$—	$(2)	$—	$(2)
Total Liabilities	$—	$(2)	$—	$(2)

(1)   Amount represents the fair value of foreign currency exchange forward contracts and the fair value of the auction rate securities as of October 2, 2009.

(2)   Amount represents the fair value of the Company’s Total Return Swap as of October 2, 2009.

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities.  For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 2, 2009, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and a total return swap.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $21 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the fiscal quarter ended March 28, 2008, these securities failed to settle at auction and have continued to fail through the fiscal quarter ended October 2, 2009. Since there is no active market for these securities, the Company valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $3 million are not other than temporary and therefore have been recorded in Accumulated other comprehensive income (loss) and these securities are classified as Long-term investments in the Company’s Condensed Consolidated Balance Sheets. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended October 2, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 3, 2009	$18
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses) (2)	—
Balance at October 2, 2009	$18

(1)   Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statements of Operations.

(2)   Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis as of October 2, 2009.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Assets held for sale	$—	$—	$11	$11

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

On September 29, 2009, the Company committed to a plan to sell certain equipment related to certain research activities that have ceased.  The Company expects the sale of these assets to be completed no later than the end of its first quarter of fiscal year 2011.  The Company recognized a charge of $64 million in Impairment of long-lived assets in its Condensed Consolidated Statement of Operations for the three months ended October 2, 2009 in order to write down the carrying amount of these assets to estimated fair value less costs to sell.  The Company used a combination of the market and cost approaches in order to determine the fair value of assets held for sale.  The methodology employed involved applying market derived factors, which represented the discount that a market participant would expect to pay for a used asset based on estimated replacement cost.  The discounts applied to replacement costs, which consider all forms of physical, functional and economic obsolescence, were obtained from discussions with brokers and other market participants.  As the valuation of the Company’s assets held for sale contain unobservable inputs, they have been classified as Level 3.  These assets are included in Other current assets on the Condensed Consolidated Balance Sheet as of October 2, 2009.

Other Fair Value Disclosures

The Company’s debt is carried at cost.  The following table represents the fair value of the Company’s debt:

	October 2, 2009		July 3, 2009
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

LIBOR Based Credit Facility	$200	$200	$350	$350
10.0% Senior Secured Second-Priority Notes due May 2014	411	469	410	445
Floating Rate Senior Notes due October 2009	—	—	300	299
6.8% Convertible Senior Notes due April 2010	104	105	116	116
6.375% Senior Notes due October 2011	579	586	599	581
5.75% Subordinated Debentures due March 2012	36	37	37	35
2.375% Convertible Senior Notes due August 2012	288	334	316	283
6.8% Senior Notes due October 2016	599	546	599	550
Floating Rate Short-term Borrowings	15	15	—	—
	2,232	2,292	2,727	2,659
Less short-term borrowings and current portion of long-term debt	(322)	(324)	(771)	(769)
Long-term debt, less current portion	$1,910	$1,968	$1,956	$1,890

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.   Shareholders’ Equity

Issuance of Common Shares

During the three months ended October 2, 2009, the Company issued approximately 2 million of its common shares from the exercise of stock options and approximately 2.5 million of its common shares related to the Company’s Employee Stock Purchase Plan (“ESPP”).

Seagate Technology 2001 Share Option Plan — As of October 2, 2009, there were approximately 3 million common shares available for issuance under the Seagate Technology 2001 Share Option Plan.

Seagate Technology 2004 Stock Compensation Plan — As of October 2, 2009, there were approximately 15 million common shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

Stock Purchase Plan —As of October 2, 2009, there were approximately 11 million common shares available for issuance under the ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its common shares during the three months ended October 2, 2009.  As of October 2, 2009, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan, which expires in February 2010.

9.   Stock-Based Compensation

The Company recorded $11 million and $27 million of stock-based compensation during the three months ended October 2, 2009 and October 3, 2008, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.   Guarantees

Indemnifications of Officers and Directors

The Company has entered into indemnification agreements with the members of its board of directors to indemnify them to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any director as a result of any lawsuit or any judicial, administrative or investigative proceeding brought against such director as a result of their service as a member of the Company’s board of directors.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended October 2, 2009 and October 3, 2008 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	October 3, 2008
Balance, beginning of period	$437	$445
Warranties issued	61	78
Repairs and replacements	(63)	(69)
Changes in liability for pre- existing warranties, including expirations	(17)	(9)
Balance, end of period	$418	$445

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.   Earnings Per Share

In accordance with ASC 260, Earnings per Share (previously SFAS 128, Earnings per Share), the following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended
(Dollars in millions, except per share data)	October 2, 2009	October 3, 2008

Numerator:
Net income	$179	$60

Denominator:
Weighted-average common shares outstanding	495	487
Weighted-average nonvested shares	(1)	(2)
Total shares for purpose of calculating basic net income per share	494	485

Weighted-average effect of dilutive securities:
Nonvested shares	—	—
Dilution from employee stock options	18	9
Dilutive potential common shares:	18	9
Total shares for purpose of calculating diluted net income per share	512	494

Net income per share:
Basic net income per share	$0.36	$0.12
Diluted net income per share	$0.35	$0.12

The following potential common shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
(in millions)	October 2, 2009	October 3, 2008

Stock options	38	39
Nonvested shares	—	1
6.8% convertible senior notes	3	4

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.  Legal, Environmental and Other Contingencies

In accordance with ASC 450, Contingencies (previously SFAS No. 5, Accounting for Contingencies), the Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect adverse effect on its results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al —On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including willful infringement.

On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device.” (the ‘473 patent”) to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent

Plaintiffs eventually indicated they would not prosecute the ‘267 patent in this case. On March 29, 2006, the court granted summary judgment for Seagate that Convolve’s fraud, tortious interference with contract, unfair competition and breach of confidence claims are preempted by the California Uniform Trade Secrets Act (CUTSA). The court also held that while Convolve’s claim for breach of the covenant of good faith and fair dealing is not preempted by the CUTSA, no tort damages are available. The court entered an order on July 14, 2006, that Convolve has no evidence to prove its claims regarding 10 alleged trade secrets, precluding Convolve from proceeding at trial on those claims, and precluding Convolve from alleging violations of the 10 alleged trade secrets by either defendant prior to December 7, 2005.

At Seagate’s request, the USPTO determined that both patents in suit had substantial new issues of patentability and ordered reexamination of the patents. The court denied the Company’s motion to stay the federal case pending patent reexamination. On December 2, 2008, the USPTO issued a reexamination certificate for the ‘473 patent in which nine of the claims asserted in this litigation were determined to be patentable as amended and three asserted claims were confirmed. On June 8, 2009, the USPTO issued an initial office action in a second reexamination proceeding rejecting as unpatentable all 12 claims of the ‘473 patent that are asserted in the litigation. The Company awaits a final office action with respect to the ‘473 patent. A final office action issued in the ‘635 reexamination in which five asserted claims were confirmed as patentable and three asserted claims were finally rejected. On September 21, 2009, the USPTO ordered another reexamination of the asserted claims of the ‘635 patent on grounds that there are substantial new questions of patentability.  The ‘635 patent expired on September 12, 2008. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.  Legal, Environmental and Other Contingencies (Continued)

Siemens, AG v. Seagate Technology—On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleged that Seagate drives incorporating Giant Magnetic Resistive (GMR) sensors infringe the ‘838 patent. The complaint sought damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. Siemens amended its complaint to add Tunnel Magnetic Resistive (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the ‘838 patent. Trial began on November 12, 2008, and a jury returned a verdict in favor of Seagate on December 23, 2008, finding the ‘838 patent invalid on grounds of both anticipation and obviousness. Judgment was entered by the court in Seagate’s favor on January 30, 2009, and Siemens’ post-trial motions were all denied. Siemens has appealed to the Federal Circuit Court of Appeals.  The Company believes the appeal is without merit and has opposed it.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland) with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU’769 patent. Trial is set for May 2010. The Company believes the claims are without merit and intends to defend against them vigorously.

Qimonda AG v, LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The Company filed an answer on January 16, 2009. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both.  The target date for completion of the investigation and, if a violation of the law is found, issuance of any remedy is February 16, 2010. The Company intends to vigorously defend the infringement allegations.

Collins, et al. v. Seagate technology, et al.—On July 15, 2009, Carl Collins and Farzin Davanloo filed a complaint against Seagate Technology, Seagate Technology LLC and 19 other hard drive, computer, and retail companies. The complaint alleges that unspecified hard disk drives and components thereof infringe US patent Nos. 5,411,797 (the ‘797 patent) and 5,478,650 (the ‘650 patent), both entitled “Nanophase Diamond Films.” The case is pending in the US District Court for the Eastern District of Texas, Marshall Division. The complaint seeks unspecified damages and an injunction. The Company filed an answer to the complaint on September 8, 2009, denying all material allegations and asserting affirmative defenses.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Condensed Consolidating Financial Information

The Company has guaranteed obligations of Seagate Technology HDD Holdings (“HDD”) under senior notes totaling $1.2 billion comprised of $600 million aggregate principal amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”) and $600 million aggregate principal amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”, and together with the 2011 Notes, the “Senior Notes”), on a full and unconditional basis. Prior to October 1, 2009 when the Company’s $300 million Floating Rate Senior Notes due October 2009 (the “2009 Notes”) were repaid, the Company had guaranteed HDD’s obligations under the 2009 Notes. The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at October 2, 2009 and July 3, 2009, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three months ended October 2, 2009 and October 3, 2008. The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, HDD-subsidiary issuer, and the Combined Non-Guarantors based upon the classification of those subsidiaries. Under each of these instruments, dividends paid by HDD or its restricted subsidiaries would constitute restricted payments and loans between the Company and HDD or its restricted subsidiaries would constitute affiliate transactions.

Consolidating Balance Sheet

October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Cash and cash equivalents	$39	$—	$1,491	$—	$1,530
Short-term investments	—	—	96	—	96
Restricted cash and investments	—	—	166	—	166
Accounts receivable, net	—	—	1,242	—	1,242
Intercompany receivable	8	—	—	(8)	—
Inventories	—	—	622	—	622
Other current assets	3	—	648	—	651
Total Current Assets	50	—	4,265	(8)	4,307
Property, equipment and leasehold improvements, net	—	—	2,039	—	2,039
Equity investment in HDD	5,010	—	—	(5,010)	—
Equity investments in Non-Guarantors	—	3,104	—	(3,104)	—
Intercompany note receivable	—	3,277	—	(3,277)	—
Other assets, net	—	14	539	—	553
Total Assets	$5,060	$6,395	$6,843	$(11,399)	$6,899
Short-term borrowings	$—	$200	$15	$—	$215
Accounts payable	—	—	1,674	—	1,674
Intercompany payable	—	—	8	(8)	—
Accrued employee compensation	—	—	142	—	142
Accrued expenses	4	1	641	—	646
Accrued income taxes	—	—	13	—	13
Current portion of long-term debt	—	—	107	—	107
Total Current Liabilities	4	201	2,600	(8)	2,797
Other non-current liabilities	—	—	346	—	346
Intercompany note payable	3,277	—	—	(3,277)	—
Long-term accrued income taxes	—	—	67	—	67
Long-term debt, less current portion	—	1,178	732	—	1,910
Liability for deficit of STUS	—	6	—	(6)	—
Total Liabilities	3,281	1,385	3,745	(3,291)	5,120
Shareholders’ Equity	1,779	5,010	3,098	(8,108)	1,779
Total Liabilities and Shareholders’ Equity	$5,060	$6,395	$6,843	$(11,399)	$6,899

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

July 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$—	$1,409	$—	$1,427
Short-term investments	—	—	114	—	114
Restricted cash and investments	—	—	508	—	508
Accounts receivable, net	—	—	1,033	—	1,033
Inventories	—	—	587	—	587
Other current assets	—	—	625	—	625
Total Current Assets	18	—	4,276	—	4,294
Property, equipment and leasehold improvements, net	—	—	2,229	—	2,229
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	42	—	42
Equity investment in HDD	4,814	—	—	(4,814)	—
Equity investments in Non-Guarantors	—	3,110	—	(3,110)	—
Intercompany note receivable	—	3,558	—	(3,558)	—
Other assets, net	—	15	476	—	491
Total Assets	$4,832	$6,683	$7,054	$(11,482)	$7,087
Short-term borrowings	$—	$350	$—	$—	$350
Accounts payable	—	—	1,573	—	1,573
Accrued employee compensation	—	—	144	—	144
Accrued expenses	1	21	674	—	696
Accrued income taxes	—	—	10	—	10
Current portion of long-term debt	—	300	121	—	421
Total Current Liabilities	1	671	2,522	—	3,194
Other liabilities	—	—	344	—	344
Intercompany note payable	3,277	—	281	(3,558)	—
Long-term accrued income taxes	—	—	69	—	69
Long-term debt, less current portion	—	1,198	728	—	1,926
Total Liabilities	3,278	1,869	3,944	(3,558)	5,533
Shareholders’ Equity	1,554	4,814	3,110	(7,924)	1,554
Total Liabilities and Shareholders’ Equity	$4,832	$6,683	$7,054	$(11,482)	$7,087

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$2,663	$—	$2,663
Cost of revenue	—	—	2,010	—	2,010
Product development	—	—	208	—	208
Marketing and administrative	—	—	106	—	106
Amortization of intangibles	—	—	8	—	8
Restructuring	—	—	46	—	46
Impairment of long-lived assets	—	—	64	—	64
Total operating expenses	—	—	2,442	—	2,442
Income from operations	—	—	221	—	221
Interest income	—	1	1	(1)	1
Interest expense	—	(24)	(22)	1	(45)
Equity in income of HDD	179	—	—	(179)	—
Equity in income (loss) of Non-Guarantors	—	202	—	(202)	—
Other, net	—	—	3	—	3
Other income (expense), net	179	179	(18)	(381)	(41)
Income before income taxes	179	179	203	(381)	180
Provision for (benefit from) income taxes	—	—	1	—	1
Net income	$179	$179	$202	$(381)	$179

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income	$179	$179	$202	$(381)	$179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	204	—	204
Stock-based compensation	—	—	11	—	11
Impairment of long-lived assets	—	—	64	—	64
Equity in (income) of HDD	(179)	—	—	179	—
Equity in (income) loss of Non-Guarantors	—	(202)	—	202	—
Other non-cash operating activities, net	—	1	3	—	4
Changes in operating assets and liabilities, net	(5)	(20)	(159)	—	(184)
Net cash (used in) provided by operating activities	(5)	(42)	325	—	278
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(89)	—	(89)
Purchase of short-term investments	—	—	(41)	—	(41)
Maturities and sales of short-term investments	—	—	58	—	58
Decrease in restricted cash and investments	—	—	10	—	10
Other investing activities, net	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	—	(64)	—	(64)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	15	—	15
Repayment of short-term borrowings	—	(150)	—	—	(150)
Retirements and maturities of long-term debt	—	(320)	(14)	—	(334)
Decrease in restricted cash and investments	—	—	332	—	332
Loan repayment from Non-Guarantor to HDD	—	281	(281)	—	—
Investment by HDD in Non-Guarantor	—	(1)	1	—	—
Distribution from Non-Guarantor to HDD	—	232	(232)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	26	—	—	—	26
Net cash provided by (used in) financing activities	26	42	(179)	—	(111)
Increase in (decrease) cash and cash equivalents	21	—	82	—	103
Cash and cash equivalents at the beginning of the period	18	—	1,409	—	1,427
Cash and cash equivalents at the end of the period	$39	$—	$1,491	$—	$1,530

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 3, 2008(a)

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$3,033	$—	$3,033
Cost of revenue	—	—	2,507	—	2,507
Product development	—	—	260	—	260
Marketing and administrative	—	—	148	—	148
Amortization of intangibles	—	—	14	—	14
Restructuring	—	—	23	—	23
Total operating expenses	—	—	2,952	—	2,952
Income from operations	—	—	81	—	81
Interest income	—	—	15	(8)	7
Interest expense	—	(23)	(18)	8	(33)
Equity in income of HDD	57	—	—	(57)	—
Equity in income (loss) of Non-Guarantors	—	80	(26)	(54)	—
Other, net	—	—	(14)	—	(14)
Other income (expense), net	57	57	(43)	(111)	(40)
Income before income taxes	57	57	38	(111)	41
Provision for (benefit from) income taxes	—	—	(16)	—	(16)
Net income	$57	$57	$54	$(111)	$57

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.          Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2008(a)

(In millions)

	Seagate Technology Parent Company Guarantor	HDD Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income	$57	$57	$54	$(111)	$57
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	253	—	253
Stock-based compensation	—	—	27	—	27
Equity in (income) of HDD	(57)	—	—	57	—
Equity in (income) loss of Non-Guarantors	—	(80)	26	54	—
Other non-cash operating activities, net	—	1	(9)	—	(8)
Changes in operating assets and liabilities, net	(1)	(21)	(3)	—	(25)
Net cash (used in) provided by operating activities	(1)	(43)	348	—	304
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(280)	—	(280)
Purchase of short-term investments	—	—	(90)	—	(90)
Maturities and sales of short-term investments	—	—	93	—	93
Other investing activities, net	—	—	12	—	12
Net cash provided by (used in) investing activities	—	—	(265)	—	(265)
FINANCING ACTIVITIES
Loan from HDD to Parent	54	(54)	—	—	—
Investment by HDD in Non-Guarantor	—	(1)	1	—	—
Distribution from Non-Guarantor to HDD	—	98	(98)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	35	—	—	—	35
Dividends to shareholders	(59)	—	—	—	(59)
Net cash provided by (used in) financing activities	30	43	(97)	—	(24)
Increase in (decrease) cash and cash equivalents	29	—	(14)	—	15
Cash and cash equivalents at the beginning of the period	3	—	987	—	990
Cash and cash equivalents at the end of the period	$32	$—	$973	$—	$1,005

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.          Condensed Consolidating Financial Information (continued)

On June 1, 2009, Maxtor, an indirect wholly-owned subsidiary of the Company incorporated in Delaware, merged with Seagate Technology U.S. Holdings, Inc. (“STUS”) (the “Merger”), also an indirect wholly-owned subsidiary of the Company incorporated in Delaware. On June 1, 2009, in connection with the consummation of the Merger, the Company entered into second supplemental indentures (collectively, the “Supplemental Indentures”) with Maxtor, STUS and U.S. Bank National Association, as trustee, amending and supplementing the indentures (collectively, the “Indentures”) governing: (i) the 2.375% Notes; (ii) the 6.8% Notes; and (iii) the 5.75% Debentures (together with the 2.375% Notes and the 6.8% Notes, the “Notes”). Pursuant to the Supplemental Indentures, STUS succeeded to, and assumed all of the obligations of, Maxtor under the Indentures and the Notes, Maxtor was discharged and released from all of its obligations under the Indentures and the Notes and the Company agreed to fully and unconditionally guarantee all of the obligations of STUS under the Indentures and the Notes, including the due and punctual payment of principal and interest.

The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at October 2, 2009 and July 3, 2009, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three months ended October 2, 2009 and October 3, 2008.  The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, STUS–subsidiary issuer (or in the case of the three months ended October 3, 2008, Maxtor-subsidiary issuer) and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.          Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Cash and cash equivalents	$39	$156	$1,335	$—	$1,530
Short-term investments	—	—	96	—	96
Restricted cash and investments	—	—	166	—	166
Accounts receivable, net	—	—	1,242	—	1,242
Intercompany receivable	8	2	5	(15)	—
Inventories	—	—	622	—	622
Other current assets	3	116	532	—	651
Total Current Assets	50	274	3,998	(15)	4,307
Property, equipment and leasehold improvements, net	—	—	2,039	—	2,039
Equity investments in Non-Guarantors	5,010	—	—	(5,010)	—
Intercompany note receivable	—	—	3,277	(3,277)	—
Other assets, net	—	357	196	—	553
Total Assets	$5,060	$631	$9,510	$(8,302)	$6,899
Short-term borrowings	$—	$—	$215	$—	$215
Accounts payable	—	—	1,674	—	1,674
Intercompany payable	—	5	10	(15)	—
Accrued employee compensation	—	3	139	—	142
Accrued expenses	4	30	612	—	646
Accrued income taxes	—	10	3	—	13
Current portion of long-term debt	—	107	—	—	107
Total Current Liabilities	4	155	2,653	(15)	2,797
Other non-current liabilities	—	45	301	—	346
Intercompany note payable	3,277	—	—	(3,277)	—
Long-term accrued income taxes	—	29	38	—	67
Long-term debt, less current portion	—	320	1,590	—	1,910
Liability for deficit of STUS	—	—	6	(6)	—
Liability for deficit of Non-Guarantor	—	88	—	(88)	—
Total Liabilities	3,281	637	4,588	(3,386)	5,120
Shareholders’ Equity (Deficit)	1,779	(6)	4,922	(4,916)	1,779
Total Liabilities and Shareholders’ Equity	$5,060	$631	$9,510	$(8,302)	$6,899

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

July 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$180	$1,229	$—	$1,427
Short-term investments	—	—	114	—	114
Restricted cash and investments	—	—	508	—	508
Accounts receivable, net	—	—	1,033	—	1,033
Intercompany receivable	—	1	2	(3)	—
Inventories	—	—	587	—	587
Other current assets	—	117	508	—	625
Total Current Assets	18	298	3,981	(3)	4,294
Property, equipment and leasehold improvements, net	—	1	2,228	—	2,229
Goodwill	—	—	31	—	31
Other intangible assets, net	—	—	42	—	42
Equity investments in Non-Guarantors	4,814	—	—	(4,814)	—
Intercompany note receivable	—	—	3,277	(3,277)	—
Other assets, net	—	363	128	—	491
Total Assets	$4,832	$662	$9,687	$(8,094)	$7,087
Short-term borrowings	$—	$—	$350	$—	$350
Accounts payable	—	—	1,573	—	1,573
Intercompany payable	—	2	1	(3)	—
Accrued employee compensation	—	3	141	—	144
Accrued expenses	1	30	665	—	696
Accrued income taxes	—	10	—	—	10
Current portion of long-term debt	—	121	300	—	421
Total Current Liabilities	1	166	3,030	(3)	3,194
Other liabilities	—	56	288	—	344
Intercompany note payable	3,277	—	—	(3,277)	—
Long-term accrued income taxes	—	31	38	—	69
Long-term debt, less current portion	—	318	1,608	—	1,926
Liability for deficit of STUS	—	—	27	(27)	—
Liability for deficit of Non-Guarantors	—	118	—	(118)	—
Total Liabilities	3,278	689	4,991	(3,425)	5,533
Shareholders’ Equity (Deficit)	1,554	(27)	4,696	(4,669)	1,554
Total Liabilities and Shareholders’ Equity (Deficit)	$4,832	$662	$9,687	$(8,094)	$7,087

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$2,663	$—	$2,663
Cost of revenue	—	(1)	2,011	—	2,010
Product development	—	—	208	—	208
Marketing and administrative	—	1	105	—	106
Amortization of intangibles	—	—	8	—	8
Restructuring	—	—	46	—	46
Impairment of long-lived assets	—	—	64	—	64
Total operating expenses	—	—	2,442	—	2,442
Income (loss) from operations	—	—	221	—	221
Interest income	—	—	1	—	1
Interest expense	—	(8)	(37)	—	(45)
Equity in loss of STUS	—	—	13	(13)	—
Equity in income of Non-Guarantors	179	21	—	(200)	—
Other, net	—	—	3	—	3
Other income (expense), net	179	13	(20)	(213)	(41)
Income (loss) before income taxes	179	13	201	(213)	180
Provision for (benefit from) income taxes	—	—	1	—	1
Net income (loss)	$179	$13	$200	$(213)	$179

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 2, 2009

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income	$179	$13	$200	$(213)	$179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	203	—	204
Stock-based compensation	—	(1)	12	—	11
Impairment of long-lived assets	—	—	64	—	64
Equity in (income) of STUS	—	—	(13)	13	—
Equity in (income) loss of Non-Guarantors	(179)	(21)	—	200	—
Other non-cash operating activities, net	—	10	(6)	—	4
Changes in operating assets and liabilities, net	(5)	(12)	(167)	—	(184)
Net cash (used in) provided by operating activities	(5)	(10)	293	—	278
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(89)	—	(89)
Purchase of short-term investments	—	—	(41)	—	(41)
Maturities and sales of short-term investments	—	—	58	—	58
Decrease in restricted cash and investments	—	—	10	—	10
Other investing activities, net	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	—	(64)	—	(64)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	15	—	15
Repayment of short-term borrowings	—	—	(150)	—	(150)
Retirements and maturities of long-term debt	—	(14)	(320)	—	(334)
Decrease in restricted cash and investments	—	—	332	—	332
Loan repayment from Non-Guarantor to HDD	—	—	—	—	—
Investment by HDD in Non-Guarantor	—	—	—	—	—
Distribution from Non-Guarantor to HDD	—	—	—	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	26	—	—	—	26
Net cash provided by (used in) financing activities	26	(14)	(123)	—	(111)
Increase in (decrease) cash and cash equivalents	21	(24)	106	—	103
Cash and cash equivalents at the beginning of the period	18	180	1,229	—	1,427
Cash and cash equivalents at the end of the period	$39	$156	$1,335	$—	$1,530

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended October 3, 2008(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$3,033	$—	$3,033
Cost of revenue	—	1	2,506	—	2,507
Product development	—	2	258	—	260
Marketing and administrative	—	—	148	—	148
Amortization of intangibles	—	—	14	—	14
Restructuring	—	10	13	—	23
Total operating expenses	—	13	2,939	—	2,952
Income (loss) from operations	—	(13)	94	—	81
Interest income	—	—	15	(8)	7
Interest expense	—	(18)	(23)	8	(33)
Equity in loss of Maxtor	—	—	(28)	28	—
Equity in income of Non-Guarantors	57	2	80	(139)	—
Other, net	—	—	(14)	—	(14)
Other income (expense), net	57	(16)	30	(111)	(40)
Income (loss) before income taxes	57	(29)	124	(111)	41
Provision for (benefit from) income taxes	—	(1)	(15)	—	(16)
Net income (loss)	$57	$(28)	$139	$(111)	$57

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Three Months Ended October 3, 2008(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income (loss)	$57	$(28)	$139	$(111)	$57
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	252	—	253
Stock-based compensation	—	3	24	—	27
Equity in loss of Maxtor	—	—	28	(28)	—
Equity in (income) loss of Non-Guarantors	(57)	(2)	(80)	139	—
Other non-cash operating activities, net	—	3	(11)	—	(8)
Changes in operating assets and liabilities, net	(1)	(2)	(22)	—	(25)
Net cash (used in) provided by operating activities	(1)	(25)	330	—	304
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(280)	—	(280)
Purchase of short-term investments	—	—	(90)	—	(90)
Maturities and sales of short-term investments	—	—	93	—	93
Other investing activities, net	—	—	12	—	12
Net cash provided by (used in) investing activities	—	—	(265)	—	(265)
FINANCING ACTIVITIES
Loan from Non-Guarantor to Parent	54	—	(54)	—	—
Loan from Non-Guarantor to Maxtor	—	19	(19)	—	—
Distribution from Non-Guarantor to HDD	—	—	(98)	98	—
Distribution to HDD from Non-Guarantor	—	—	98	(98)	—
Distribution from Non-Guarantor to Maxtor	—	6	(6)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	35	—	—	—	35
Dividends to shareholders	(59)	—	—	—	(59)
Net cash provided by (used in) financing activities	30	25	(79)	—	(24)
Increase (decrease) in cash and cash equivalents	29	—	(14)	—	15
Cash and cash equivalents at the beginning of the period	3	1	986	—	990
Cash and cash equivalents at the end of the period	$32	$1	$972	$—	$1,005

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

14.          Subsequent Events

The Company has evaluated events and transactions subsequent to October 2, 2009 through November 4, 2009.

Subsequent to the end of the first fiscal quarter of 2010, the Company repaid the remaining $200 million outstanding on its amended credit facility and made open market purchases of $47 million of other indebtedness, substantially depleting the remaining $47 million of proceeds from the issuance of its 10% Notes held in escrow as of October 2, 2009.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended October 2, 2009, herein referred to as “the September 2009 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarter ended October 2, 2009 was 13 weeks and the quarters ended July 3, 2009 and October 3, 2008 were 13 and 14 weeks, respectively.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending January 1, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions pose a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 19, 2009, as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the September 2009 Quarter.  The September 2009 quarter summary and trends.

•                  Results of Operations. Analysis of our financial results comparing the September 2009 quarter to the June 2009 quarter and the September 2008 quarter.

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•                  Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of October 2, 2009 and an explanation of off-balance-sheet arrangements.

•                  Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are the world’s leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. We produce a broad range of disk drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile computing applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs) and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Overview of the September 2009 Quarter

In the September 2009 quarter, we saw an improvement of disk drive demand that began late in the prior fiscal year evidenced by an increase of 17% in the total available market (TAM) for disk drives as compared to the immediately preceding quarter.

Revenue, gross margin, income (loss) from operations, net income (loss) and net income (loss) per share for the September 2009 quarter, the June 2009 quarter, and the September 2008 quarter were as follows:

	For the Three Months Ended
(Dollars in millions, except per share data)	October 2, 2009	July 3, 2009	October 3, 2008

Revenue	$2,663	$2,353	$3,033
Gross margin	653	415	526
Income (loss) from operations	221	(11)	81
Net income (loss) (1)	179	(83)	57
Net income (loss) per share:
Basic(1)	$0.36	$(0.17)	$0.12
Diluted(1)	0.35	(0.17)	0.12

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

Revenue and Gross Margin

Revenue for the September 2009 quarter of $2.66 billion represented an increase of approximately 13% from the immediately preceding quarter and a decrease of approximately 12% from the same period in fiscal year 2009.  We shipped 46.3 million units during the quarter, which was 14% higher than the immediately preceding quarter and 4% lower than the same period in fiscal year 2009. We believe the overall industry shipped 153 million units in the September 2009 quarter, compared to 132 million units and 152 million units, respectively, in the immediately preceding quarter and the same period in fiscal year 2009.

Gross margin, as a percentage of revenue, increased to approximately 24.5% in the September 2009 quarter, representing an increase of more than 680 basis points and 700 basis points as compared to the immediately preceding quarter and same period in fiscal year 2009, respectively. Customers continued to transition to our newer, more cost-effective and higher capacity products in the notebook and desktop markets. As a result of the increase in demand and actions taken by management over the last few quarters to align our manufacturing infrastructure to market conditions, we realized an improvement in capacity utilization during the September 2009 quarter. Additionally, supply and demand were substantially in balance, which we believe resulted in a relatively stable price environment compared to historical price erosion trends.

Demand Trends for Disk Drives

Desktop.    We believe we maintained our leadership position in the desktop market, shipping 23.3 million units, up approximately 6% from the immediately preceding quarter and down approximately 17% from the same period in fiscal year 2009. The TAM in the desktop market for the September 2009 quarter was approximately 58 million units, up approximately 7% from the immediately preceding quarter and down approximately 10% from the same period in fiscal year 2009.  We believe that the decline from the same period in fiscal year 2009, in both the industry TAM and our desktop shipments, was primarily due to a continuing shift from desktop to notebook computing.

Mobile.    We believe the overall mobile compute market grew approximately 28% and 32% from the immediately preceding quarter and same period in fiscal year 2009, respectively, with Seagate shipping 13.9 million units in the September 2009 quarter, an increase of approximately 22% and 41% from the immediately preceding quarter and same period in fiscal year 2009, respectively. The increase in unit shipments was driven by our more competitive product offerings as well as the continuing shift from desktop towards notebook computers by both consumers and enterprises.  In addition, we believe the consumer base for 2.5-inch mobile drives is expanding as notebook and netbook system prices continue to decline.

Enterprise.    During the September 2009 quarter, we maintained our market leadership position in the enterprise market, shipping 4.0 million units, representing an increase of approximately 10% when compared to the immediately preceding quarter and a decrease of approximately 24% when compared to the same period in fiscal year 2009.  Although the enterprise market grew by 13% from the June 2009 quarter, it has not returned to historical levels of demand observed prior to the macroeconomic contraction and the resulting consolidation in the financial services industry, traditionally a significant portion of the market for enterprise disk drives.

Consumer Electronics.    In the September 2009 quarter, we shipped a total of 5.1 million units in the consumer electronics (CE) market, an increase of 34% and 6% from the immediately preceding quarter and same period in fiscal year 2009, respectively.  The increase in shipments from the immediately preceding quarter was due an improvement in our market share for DVR applications as well seasonal demand for gaming applications.

Industry Constraints.  During the September 2009 quarter, we and the industry operated near maximum capacity and expect to continue to operate at or near maximum capacity over the short term. As a result, in the September 2009 quarter we optimized our production volumes and product mix to pursue our higher margin products as opposed to simply pursuing unit volume share. We require capital investments in fiscal year 2010 of $450 million to primarily fund necessary investments in our core technologies. As the demand for hard drives increases, additional capital investments will be required to meet this demand. If the quarterly demand remains strong through our December 2009 quarter, which gives us more confidence in assessing future demand, we may be required to increase capital investments in fiscal year 2010 to $650 million to meet our customer needs by the seasonal peak of the second half of calendar year 2010. We anticipate making our capital investments in stages over the coming quarters as we continue to evaluate the long term demand environment.

We believe the industry is observing supply constraints for glass substrates, a component in mobile disk drives, and other components of disk drives.  With respect to these components, we believe we are well positioned to meet anticipated production schedules.  In the long term we expect that suppliers of these components, as well as others, will increase capacity if the TAM of disk drives continues to grow.

Other Significant Events

Debt. During the September 2009 quarter, we reduced short-term borrowings and long-term debt by approximately $465 million.  This included the retirement of our $300 million floating rate senior notes at maturity and a $150 million partial repayment of our amended credit facility. Subsequent to the end of the September 2009 quarter, we repaid the remaining $200 million outstanding on our amended credit facility and made open market purchases of $47 million of other indebtedness, which substantially depleted the remaining proceeds from the issuance of our 10% Senior Secured Second-Priority Notes due May 2014 held in escrow. The total debt reduction during fiscal year 2010 was approximately $712 million.

Restructuring. In August 2009, we announced plans to close our Ang Mo Kio (AMK) factory in Singapore and move the hard disk drive manufacturing operations to other Seagate locations.  This closure and relocation is part of our ongoing focus on cost efficiencies in all areas of our business and is intended to facilitate leveraging manufacturing investments across fewer sites. In connection with this closure and relocation we recorded $37 million in restructuring charges during the September 2009 quarter.

Impairment of Long-lived Assets.  During the September 2009 quarter, we committed to a plan to sell certain equipment related to certain research activities that have ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sale.

Adoption of New Accounting Pronouncements

On July 4, 2009, we implemented a change in the accounting for our convertible debt instruments, applied on a retrospective basis to separately account for our convertible debt in two parts, (i) a debt component that is recorded upon acquisition at the estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component that is included in paid-in capital and represents the estimated fair value of the conversion feature at issuance.  The bifurcation of the debt and equity components resulted in a discounted carrying value of the debt component compared to the principal amount.  The discount is accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest method. The retrospective impact on our Condensed Consolidated Balance Sheet as of July 3, 2009 was a reduction of Long-term debt of $30 million, an increase to Additional paid-in-capital of $61 million, and an increase to the Accumulated deficit of $31 million. In addition, we reflected additional interest expense of $3 million for each of the three months ended October 2, 2009 and October 3, 2008 in our Condensed Consolidated Statements of Operations.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	October 3, 2008(1)

Revenue	$2,663	$3,033
Cost of revenue	2,010	2,507

Gross margin	653	526

Product development	208	260
Marketing and administrative	106	148
Amortization of intangibles	8	14
Restructuring and other, net	46	23
Impairment of long-lived assets	64	—

Income from operations	221	81
Other income (expense), net	(41)	(40)

Income before income taxes	180	41
Provision for (benefit from) income taxes	1	(16)

Net income	$179	$57

(1)          As adjusted due to a required change in the accounting for in the first quarter of 2010, applied on a retrospective basis.

	For the Three Months Ended
(as a percentage of revenue)	October 2, 2009	October 3, 2008(1)

Revenue	100%	100%
Cost of revenue	75	83

Gross margin	25	17

Product development	8	9
Marketing and administrative	4	5
Amortization of intangibles	—	—
Restructuring and other, net	2	1
Impairment of long-lived assets	2	—

Income from operations	9	2
Other income (expense), net	(2)	(1)

Income before income taxes	7	1
Provision for (benefit from) income taxes	—	(1)

Net income	7%	2%

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended
(Dollars in millions, except percentages and ASPs)	October 2, 2009	July 3, 2009	October 3, 2008

Net Revenue	$2,663	$2,353	$3,033
Unit Shipments:
Desktop	23.3	21.9	28.2
Mobile	13.9	11.3	9.8
Enterprise	4.0	3.6	5.2
Consumer Electronics	5.1	3.8	4.8
Total Units Shipped	46.3	40.6	48.0
ASPs (per unit)	$57	$57	$62

Revenues by Channel (%)
OEM	68%	65%	66%
Distributors	24%	25%	27%
Retail	8%	10%	7%
Revenues by Geography (%)
North America	24%	30%	27%
Europe	23%	22%	29%
Far East	53%	48%	44%

Revenue

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	July 3, 2009	October 3, 2008

Revenue	$2,663	$2,353	$3,033

Revenue for the September 2009 quarter increased approximately 13% from the immediately preceding quarter primarily due to a 14% increase in total number of disk drives shipped.  Additionally, supply and demand were substantially in balance, which we believe resulted in a relatively stable price environment.

Revenue for the September 2009 quarter decreased approximately 12% from the same period in fiscal year 2009 primarily due to price erosion, unfavorable shift in product market mix and decrease in total number of disk drives shipped.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 7% of our gross revenue for the fiscal September 2009 quarter, as compared to 8% and 12% in the immediately preceding quarter and the same period in fiscal year 2009, respectively.

Gross Margin

	For the Three Months Ended
(Dollars in millions, except percentages)	October 2, 2009	July 3, 2009	October 3, 2008

Cost of revenue	$2,010	$1,938	$2,507
Gross margin	653	415	526
Gross margin percentage	25%	18%	17%

The improvement in gross margin for the September 2009 quarter compared to the immediately preceding quarter was due to the continued transition to new products, improving product mix and improving factory efficiencies and utilization.  Additionally, supply and demand were substantially in balance, which we believe resulted in a relatively stable price environment compared to historical price erosion trends.

The improvement in gross margin for the September 2009 quarter compared to the same period in fiscal year 2009 was primarily due to continued transition to more cost-effective products.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	July 3, 2009	October 3, 2008

Product development	$208	$215	$260
Marketing and administrative	106	114	148
Amortization of intangibles	8	14	14
Restructuring and other, net	46	84	23
Impairment of long-lived assets	64	—	—
Operating expenses	$432	$427	$445

Product Development Expense.   Product development expense did not materially change from the immediately preceding quarter.

Product development expense decreased approximately 20% from the same period in fiscal year 2009 due primarily to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which was a 14-week quarter.  This resulted in a $31 million decrease in headcount related expenses.  Product development material expenses decreased by $12 million, which reflects the cyclical fluctuations in our product development expenses due to the nature of development programs.

Marketing and Administrative Expense.   Marketing and administrative expense did not materially change from the immediately preceding quarter.

Marketing and administrative expense for the September 2009 quarter decreased approximately 28% from the same period in fiscal year 2009 due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which was a 14-week quarter.  This resulted in $28 million decrease in headcount related expenses. In addition, advertising expenses decreased by $8 million due to our efforts to reduce costs.

Amortization of Intangibles.    Amortization of intangibles decreased approximately 43% when compared to the immediately preceding quarter and same period in fiscal year 2009 as certain customer relationships intangibles were fully amortized by the end of the prior fiscal year.

Restructuring and Other, Net.    During the September 2009 quarter, we recorded restructuring and other charges of $46 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009.  We currently estimate total restructuring charges of approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. This closure and relocation, which is expected to be complete by the end of calendar year 2010, is part of our ongoing focus on cost efficiencies in all areas of our business and is intended to facilitate leveraging manufacturing investments across fewer sites.

During the June 2009 quarter, we recorded restructuring and other charges of $84 million comprised mainly of $65 million in charges related to the restructuring plan announced in May 2009, intended to realign our cost structure with the current macroeconomic business environment.  This restructuring charge also included a $9 million adjustment to reflect our revised sub-lease expectations related to our Maxtor facilities closure and $10 million in charges related to site closures announced in fiscal year 2009, consisting of $6 million in charges for lease obligations on exited facilities and $4 million of other exit costs.

During the September 2008 quarter, we recorded restructuring and other charges of $23 million. These charges primarily consisted of a $10 million adjustment to previously recorded restructuring charges to reflect our revised sub-lease expectations related to our Maxtor facilities closure, $9 million of charges, primarily post-employment benefits, related to our site closure plans in Pittsburgh, Pennsylvania; Milpitas, California; and Limavady, Northern Ireland, and charges of approximately $4 million in connection with our ongoing restructuring activities.

Impairment of Long-Lived Assets.    During the September 2009 quarter, we committed to a plan to sell certain equipment related to certain research activities that have ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sale.

Other Income (Expense), net

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	July 3, 2009(1)	October 3, 2008(1)

Other income (expense), net	$(41)	$(44)	$(40)

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The change in Net other expense from the immediately preceding quarter was due to the non-recurrence of a $7 million write down of our equity investments offset by higher interest expense related to our increased debt obligations.

The change in Net other expense from the same period in fiscal year 2009 was primarily due to an $11 million increase in interest expense related to our increased debt obligations, a $6 million decrease in interest income as a result of lower yields on cash, cash equivalent and short-term investments and an $8 million decrease as a result of gain on sale of equity investment which did not recur in the September 2009 quarter, offset by a non-recurrence of a $24 million loss related to our deferred compensation plan assets.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	July 3, 2009	October 3, 2008

Provision for (benefit from) income taxes	$1	$27	$(16)

The income tax provision of $1 million recorded in the September 2009 quarter included approximately $11 million of discrete tax benefits primarily associated with reversal of valuation allowance previously recorded for certain foreign deferred tax assets and releases of tax reserves resulting from the expiration of certain statutes of limitations. The income tax benefit of $16 million recorded in the September 2008 quarter included discrete items associated with release of tax reserves and monetization of research tax credits. The income tax provision of $27 million recorded for the June 2009 quarter included income tax expense associated with the liquidation of Maxtor Corporation.

Our provision for income taxes recorded for the September 2009 quarter differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain foreign deferred tax assets, (iii) a decrease in certain tax reserves, and (iv) tax expense related to intercompany transactions.

The tax rate differential for the September 2008 quarter was primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for U.S. deferred tax assets attributable in part to tax legislation enacted during the period, (iii) tax expense related to intercompany transactions, and (iv) U.S. and foreign tax benefits recorded during the quarter related to reductions in tax reserves due to settlement of tax audits and expiration of certain statutes of limitations.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, and other commitments on our liquidity and capital resources.

Cash and cash equivalents, short-term investments, and restricted cash and investments

(Dollars in millions)	October 2, 2009	July 3, 2009	Change
Cash and cash equivalents	$1,530	$1,427	$103
Short-term investments	96	114	(18)
Restricted cash and investments	166	508	(342)

Total	$1,792	$2,049	$(257)

The increase in cash and cash equivalents was primarily a result of cash provided by operating activities of $278 million, $26 million proceeds from employee stock option exercises and employee stock purchases, and $15 million received from short-term borrowings, partially offset by the repayment of $150 million of our amended credit facility and capital expenditures of $89 million.

The change in Restricted cash and investments from the fiscal year ended July 3, 2009, was primarily due to the repayment of our $300 million floating rate senior notes at maturity and $34 million of open market purchases of other debt.

We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 2, 2009.

The following table summarizes our statement of cash flows for the periods indicated:

	For the Three Months Ended
(Dollars in millions)	October 2, 2009	October 3, 2008

Net cash provided by (used in):
Operating activities	$278	$304
Investing activities	$(64)	$(265)
Financing activities	$(111)	$(24)
Net increase in cash and cash equivalents	$103	$15

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended October 2, 2009 was $278 million and includes the effects of a net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

•                  an increase of $209 million in accounts receivable due to an increase in revenue;

•                  an increase of $112 million in accounts payable mainly due to increased vendor purchases to accommodate increased demand; and

•                  an increase of $35 million in inventories due to increases in demand.

Cash Used in Investing Activities

During the three months ended October 2, 2009, we used $64 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $89 million.

During the September 2009 quarter, we and the industry operated near maximum capacity and expect to continue to operate at or near maximum capacity over the short term. We require capital investments in fiscal year 2010 of $450 million to primarily fund necessary investments in our core technologies. As the demand for hard drives increases, additional capital investments will be required to meet this demand. If the quarterly demand remains strong through our December 2009 quarter, which gives us more confidence in assessing future demand, we may be required to increase capital investments in fiscal year 2010 to $650 million to meet our customer needs by the seasonal peak of the second half of calendar year 2010. We anticipate making our capital investments in stages over the coming quarters as we continue to evaluate the long term demand environment.

Cash Used in Financing Activities

Net cash used in financing activities of $111 million for the three months ended October 2, 2009 was primarily attributable to the repayment of $150 million of our amended credit facility offset by approximately $26 million in cash from employee stock option exercises and employee stock purchases.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of October 2, 2009, consisted of: (1) approximately $1.6 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million credit facility of which $150 million was available for borrowing and is committed until 2011. We also had restricted cash and investments that include $47 million held in escrow available for the retirement of debt and $85 million available for the payment of employee deferred compensation liabilities under our non-qualified deferred compensation plan.

Our liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, and to fund scheduled payments of principal and interest on our indebtedness.  Included in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of October 2, 2009 are $104 million of 6.8% Convertible Senior Notes due April 30, 2010.  Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and therefore subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

In the period ended October 2, 2009, we repaid $150 million of the $350 million previously drawn on our credit facility.  In addition, our $300 million floating rate senior notes were due and paid on October 1, 2009.  We also repurchased approximately $34 million of various debt issues on the open market to reduce our outstanding debt obligations.

As of October 2, 2009, we were in compliance with all of the covenants under our credit facility. Based on our current outlook, we expect to be in compliance with these covenants over the next 12 months.

We continue to evaluate various financing options to manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of October 2, 2009 have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2010	2011- 2012	2013- 2014	Thereafter

Contractual Cash Obligations:
Long term debt(1)	$2,293	$322	$615	$756	$600
Interest payments on long-term debt	611	95	243	172	101
Capital expenditures	140	139	1	—	—
Operating leases(2)	246	33	83	39	91
Purchase obligations(3)	814	380	434	—	—
Subtotal	4,104	969	1,376	967	792
Commitments:
Letters of credit or bank guarantees	15	9	6	—	—
Total	$4,119	$978	$1,382	$967	$792

(1)            Included in debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. The 2.375% Notes are currently nonconvertible as our shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the first quarter of fiscal year 2010. As a result, the 2.375% Notes are classified as Long-term debt on our Consolidated Balance Sheet at October 2, 2009. Fiscal year 2010 also includes a short-term borrowing of $200 million on the corporate credit facility which was due within the year as of October 2, 2009, although the facility is committed until fiscal 2012.

(2)            Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)            Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of October 2, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $67 million, none of which is expected to be paid within twelve months. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of October 2, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Since our fiscal year ended July 3, 2009, there have been no significant changes in our critical accounting policies and estimates.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 3, 2009, as filed with the SEC on August 19, 2009, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective expected dates of adoption and the expected effects on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 3, 2009.

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, and equity and bond markets. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our credit facility. At October 2, 2009, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 2, 2009. All short-term investments mature in three years or less. Long-term debt due in fiscal year 2013 includes the principal amount of $326 million related to our 2.375% Notes, which may be payable earlier if converted. These notes are currently not convertible.

Fiscal Years Ended	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value October 2, 2009
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,392	$—	$—	$—	$—	$—	$1,392	$1,392
Average interest rate	0.16%						0.16%

Short-term investments:
Fixed rate	$60	$31	$2	$—	$—	$—	$93	$96
Average interest rate	2.91%	4.54%	5.00%				3.50%

Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$21	$21	$18
Average interest rate						1.24%	1.24%

Total investment securities	$1,452	$31	$2	$—	$—	$21	$1,506	$1,506
Average interest rate	0.28%	4.54%	5.00%			1.24%	0.39%

Long-Term Debt
Fixed rate	$107	$5	$610	$326	$430	$600	$2,078	$2,077
Average interest rate	6.77%	5.75%	6.34%	2.38%	10.00%	6.80%	6.63%

Variable rate	$215						$215	$215
Average interest rate	3.77%						3.77%

Foreign Currency Exchange Risk.  We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the three months ended October 2, 2009 and fiscal years 2009 and 2008, we did not enter into any hedges of net investments in foreign operations.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. All these forward contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three months ended October 2, 2009, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

The table below provides information as of October 2, 2009 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:

British pound	$8	1.63	$—
Singapore dollar	37	1.45	1
Thai baht	448	34.04	9
Czech koruna	3	18.26	—
Total	$496		$10

(1)     Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of October 2, 2009, our disclosure controls and procedures were effective.  During the quarter ended October 2, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Item 1, Note 12, of the Notes to Condensed Consolidated Financial Statements of this Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended July 3, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended October 2, 2009 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

We did not repurchase any of our common shares during the three months ended October 2, 2009.  As of October 2, 2009, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.  OTHER INFORMATION

The following information is being provided pursuant to “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

(c) Effective October 30, 2009, David H. Morton Jr. assumed the role of the Company’s Vice President, Finance, Treasurer and Principal Accounting Officer, a role previously held by David Z. Anderson.  Mr. Anderson assumed the role of Vice President, Finance, Research and Development and Operations.

Mr. Morton, age 37, joined Seagate in 1995 and has served as our Vice President of Finance, Sales and Marketing since March 2009.  Prior to that, he served as Vice President of Sales Operations from July 2007 until March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005.  Prior to June 2004, Mr. Morton held a variety of progressively senior management positions within the Finance organization of the Company.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04

4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

10.1	Second Amended and Restated Credit Agreement, dated as of April 3, 2009, by and among Seagate Technology, Seagate Technology HDD Holdings, as Borrower, the Lenders Party Thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents.	8-K	001-31560	10.1	04/06/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	8-K	001-31560	10.2	07/31/09

10.3+	Seagate Technology 2001 Share Option Plan	S-8	333-101848	10	12/13/02

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology 2004 Stock Compensation Plan	10-K	001-31560	10.8	08/13/08

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)					X

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)					X

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12	Seagate Technology Employee Stock Purchase Plan (as amended and restated)					X

10.13+	Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors					X

10.14*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06

10.16†	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003	10-Q	001-16447	4.1	05/13/03

10.17	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003	8-K	001-31560	10.4	05/25/06

10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.17	02/10/09

10.19+	Form of Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology	10-Q	001-31560	10.18	02/10/09

10.19(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)	10-Q	001-31560	10.18(a)	02/10/09

10.20+	Form of Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19	02/10/09

10.20(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19(a)	02/10/09

10.21+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.21	02/10/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09

10.25+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope	10-Q	001-31560	10.24	02/10/09

10.26+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.27+	Form of Separation and Release Agreement for Brian Dexheimer	10-K	001-31560	10.26	08/19/09

10.28+	Summary of Compensation Arrangements for Robert Whitmore	10-Q	001-31560	10.27	02/10/09

10.29

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

		8-K	001-31560	10.1	05/05/09

10.30	U.S. Security Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology International, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.2	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	U.S. Pledge Agreement dated as of April 29, 2009, among Seagate Technology HDD Holdings, as Borrower, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Pledgors, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.3	05/05/09

10.32

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

		8-K	001-31560	10.4	05/05/09

10.33	Form of Equitable Share Mortgage in respect of shares dated April 29, 2009, between [Seagate entity], as Mortgagor, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-31560	10.5	05/05/09

10.34	Omnibus Debenture dated April 29, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and JPMorgan Chase Bank, N.A., as Administrative Agent or Chargee	8-K	001-31560	10.6	05/05/09

10.35	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.37	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.38	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

10.39	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

10.40	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005, as amended and supplemented by that First Supplemental Indenture dated as of May 19, 2006	8-K	001-31560	10.1	06/01/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.41	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003, as amended and supplemented by that First Supplemental Indenture dated as of May 19, 2006	8-K	001-31560	10.2	06/01/09

10.42	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of March 1, 1987, as amended and supplemented by that First Supplemental Indenture dated as of January 11, 1996	8-K	001-31560	10.3	06/01/09

10.43‡	Indenture between Maxtor Corporation (a Delaware Corporation), Maxtor Corporation (a California Corporation) and Security Pacific National Bank, as Trustee, dated as of March 1, 1987	S-1	033-12123	4.1	02/20/87

10.44§	First Supplemental Indenture, dated as of January 11, 1996, between Maxtor Corporation and State Street Bank and Trust Company, as successor Trustee, supplementing the Indenture dated as of March 1, 1987	10-Q	033-63295	10.146	02/14/96

10.45	Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-31560	10.1	10/01/09

10.46	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

10.47	Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-31560	10.3	10/01/09

10.48	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/13/08

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+              Management contract or compensatory plan or arrangement

*              Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 11/04/2005.

†              Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 05/13/2003.

‡              Incorporated by reference to Maxtor Corp’s registration statement on Form S-1 (033-12123) filed with the SEC on 02/20/1987.

§              Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (033-63295) filed with the SEC on 02/14/1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	November 4, 2009	BY:	/s/ STEPHEN J. LUCZO

Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 4, 2009	BY:	/s/ PATRICK J. O’MALLEY

Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)