Form 10-Q
period 2010-01-01
Seagate Technology
filed 2010-02-01
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

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

As of January 22, 2010, 499,109,665 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 1, 2010	July 3, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,891	$1,427
Short-term investments	201	114
Restricted cash and investments	118	508
Accounts receivable, net	1,333	1,033
Inventories	645	587
Deferred income taxes	99	97
Other current assets	594	528
Total current assets	4,881	4,294
Property, equipment and leasehold improvements, net	1,983	2,229
Deferred income taxes	364	372
Other assets, net	160	192

Total Assets	$7,388	$7,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$15	$350
Accounts payable	1,810	1,573
Accrued employee compensation	207	144
Accrued warranty	200	213
Accrued expenses	467	483
Accrued income taxes	13	10
Current portion of long-term debt	81	421
Total current liabilities	2,793	3,194
Long-term accrued warranty	201	224
Long-term accrued income taxes	63	69
Other non-current liabilities	101	120
Long-term debt, less current portion	1,895	1,926

Total Liabilities	5,053	5,533

Commitments and contingencies (See Notes 10 and 12)

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common shares and additional paid-in capital	3,776	3,708
Accumulated other comprehensive income (loss)	(5)	(6)
Retained earnings (accumulated deficit)	(1,436)	(2,148)
Total Shareholders’ Equity	2,335	1,554

Total Liabilities and Shareholders’ Equity	$7,388	$7,087

(a)          The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2009, as adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2010	January 2, 2009(a)	January 1, 2010	January 2, 2009 (a)

Revenue	$3,027	$2,270	$5,690	$5,302

Cost of revenue	2,104	1,954	4,114	4,460
Product development	227	235	434	495
Marketing and administrative	110	142	217	290
Amortization of intangibles	8	14	16	28
Restructuring and other, net	—	78	46	101
Impairment of goodwill and long-lived assets	—	2,320	64	2,320
Total operating expenses	2,449	4,743	4,891	7,694

Income (loss) from operations	578	(2,473)	799	(2,392)

Interest income	1	5	2	12
Interest expense	(41)	(32)	(87)	(65)
Other, net	(11)	(8)	(7)	(22)
Other income (expense), net	(51)	(35)	(92)	(75)

Income (loss) before income taxes	527	(2,508)	707	(2,467)
Provision for (benefit from) income taxes	(6)	316	(5)	300
Net income (loss)	$533	$(2,824)	$712	$(2,767)

Net income (loss) per share:
Basic	$1.07	$(5.80)	$1.43	$(5.69)
Diluted	1.03	(5.80)	1.38	(5.69)
Number of shares used in per share calculations:
Basic	498	487	496	486
Diluted	520	487	518	486

Dividends declared per share	$—	$0.12	$—	$0.24

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	January 1, 2010	January 2, 2009 (a)
OPERATING ACTIVITIES
Net income (loss)	$712	$(2,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	396	481
Stock-based compensation	25	53
Impairment of goodwill and long-lived assets	64	2,320
Deferred income taxes	6	305
Other non-cash operating activities, net	22	(8)
Changes in operating assets and liabilities:
Accounts receivable	(300)	368
Inventories	(58)	149
Accounts payable	229	(282)
Accrued employee compensation	63
Accrued expenses and warranty	(90)	(389)
Other assets and liabilities	(38)	162
Net cash provided by (used in) operating activities	1,031	392

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(192)	(494)
Purchases of short-term investments	(190)	(116)
Maturities and sales of short-term investments	101	120
Decrease in restricted cash and investments	11	—
Proceeds from sale of investment in equity securities	—	11
Other investing activities, net	(3)	4
Net cash provided by (used in) investing activities	(273)	(475)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	15	350
Repayment of short-term borrowings	(350)	—
Repayment of long-term debt	(380)	(15)
Decrease in restricted cash and investments	379	—
Proceeds from exercise of employee stock options and employee stock purchase plan	42	36
Dividends to shareholders	—	(117)
Net cash provided by (used in) financing activities	(294)	254
Increase (decrease) in cash and cash equivalents	464	171
Cash and cash equivalents at the beginning of the period	1,427	990
Cash and cash equivalents at the end of the period	$1,891	$1,161

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$71	$58
Cash paid for income taxes, net of refunds	4	5

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended January 1, 2010

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 3, 2009 (a)	493	$—	$3,708	$(6)	$(2,148)	$1,554
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	1	—	1
Net income	—	—	—	—	712	712
Comprehensive income						713
Issuance of common shares related to employee stock options and employee stock purchase plan	6	—	43	—	—	43
Stock-based compensation	—	—	25	—	—	25
Balance at January 1, 2010	499	$—	$3,776	$(5)	$(1,436)	$2,335

(a)          The information in this row was derived from the Company’s audited Consolidated Statement of Shareholders’ Equity as of July 3, 2009, as adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements include the accounts of Seagate Technology (“Seagate” or the “Company”) and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented.  Such adjustments are of a normal recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 3, 2009 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 19, 2009.  The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 3, 2009 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six months ended January 1, 2010, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 2, 2010.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended January 1, 2010 consisted of 13 weeks and 26 weeks, respectively.  The three and six months ended January 2, 2009 consisted of 13 weeks and 27 weeks, respectively. Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update was effective for the Company’s second quarter of fiscal year 2010.  The adoption of ASU No. 2009-05 did not have a material impact on the Company’s consolidated results of operations and financial position.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures are effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.  Balance Sheet Information

Investments

The following is a summary of the fair value of available-for-sale securities at January 1, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Money market funds	$1,383	$—	$1,383
Commercial paper	341	—	341
U.S. treasuries and agency bonds	118	—	118
Corporate bonds	64	—	64
Certificates of deposit	35	—	35
Auction rate securities	20	(2)	18
Municipal bonds	13	—	13
Total	$1,974	$(2)	$1,972
Included in cash and cash equivalents			$1,753
Included in short term investments			201
Included in other assets, net			18
Total			$1,972

As of January 1, 2010, with the exception of the Company’s auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no marketable securities were other-than-temporarily impaired (see Note 7).

The fair value of the Company’s investment in debt securities at January 1, 2010, by remaining contractual maturity, is as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Due in less than 1 year	$1,890	$—	$1,890
Due in 1 to 3 years	64	—	64
Thereafter	20	(2)	18
Total	$1,974	$(2)	$1,972

The following is a summary of the fair value of available-for-sale securities at July 3, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Money market funds	$914	$—	$914
Commercial paper	348	—	348
U.S. treasuries and agency bonds	52	1	53
Certificates of deposit	50	—	50
Auction rate securities	21	(3)	18
Corporate bonds	16	—	16
Municipal bonds	14	—	14
Total	$1,415	$(2)	$1,413
Included in cash and cash equivalents			$1,281
Included in short term investments			114
Included in other assets, net			18
Total			$1,413

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

As of July 3, 2009, with the exception of the Company’s auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no marketable securities were other-than-temporarily impaired (see Note 7).

Restricted Cash and Investments

As of January 1, 2010, the Company’s restricted cash and investments of $118 million consisted primarily of $83 million cash held in trust for payment of its deferred compensation plan liabilities and $35 million in cash collateral held at banks for various performance obligations. As of July 3, 2009, the Company’s restricted cash and investments of $508 million consisted primarily of $380 million of proceeds from the issuance of the Company’s 10% Senior Secured Second-Priority Notes due May 2014 held in escrow for repayment or repurchase of debt, $85 million of cash held in trust for payment of its deferred compensation plan liabilities, and $43 million in cash collateral held at banks for various performance obligations.

Accounts Receivable

(Dollars in millions)	January 1, 2010	July 3, 2009
Accounts receivable	$1,343	$1,043
Allowance for doubtful accounts	(10)	(10)
	$1,333	$1,033

Inventories

(Dollars in millions)	January 1, 2010	July 3, 2009
Raw materials and components	$188	$201
Work-in-process	165	120
Finished goods	292	266
	$645	$587

Other Current Assets

(Dollars in millions)	January 1, 2010	July 3, 2009
Vendor non-trade receivables	$374	$326
Other	220	202
	$594	$528

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	January 1, 2010	July 3, 2009
Property, equipment and leasehold improvements	$6,301	$6,267
Accumulated depreciation and amortization	(4,318)	(4,038)
	$1,983	$2,229

3.  Restructuring and Exit Costs

The following table summarizes the Company’s restructuring activities for the three and six months ended January 1, 2010:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 3, 2009	$61	$40	$—	$101
Restructuring charges	37	6	3	46
Cash payments	(52)	(4)	(2)	(58)
Accrual balances at October 2, 2009	46	42	1	89
Restructuring charges	1	1	1	3
Cash payments	(2)	(4)	(1)	(7)
Adjustments	(3)	—	—	(3)
Accrual balances at January 1, 2010	$42	$39	$1	$82

Of the $82 million accrued restructuring balance at January 1, 2010, $55 million is included in Accrued expenses and $27 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.  All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.  The Company’s significant restructuring plans are described below.

AMK Plan. In August 2009, the Company announced that it will close its AMK facility in Singapore by the end of calendar year 2010. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company’s Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs.  During the six months ended January 1, 2010, the Company accrued total restructuring charges of $38 million related to estimated post-employment benefits for the AMK Plan.  No cash payments were made relating to this plan during the six months ended January 1, 2010.

January and May 2009 Plans. From inception of the Company’s restructuring plans announced in January and May of 2009 through January 1, 2010, the Company has recorded restructuring charges of approximately $167 million primarily related to post employment benefits. These plans are expected to result in total restructuring charges of approximately $170 million. The Company made cash payments of $3 million and $55 million relating to these plans during the three and six months ended January 1, 2010, respectively. Payment of the remaining accrued balance of $6 million is expected to be largely completed by April 2, 2010.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.  Restructuring and Exit Costs (continued)

Pittsburgh and Milpitas Closures.  The Company announced the closure of its research facility in Pittsburgh, Pennsylvania and its media manufacturing facility in Milpitas, California in September 2008 and July 2008, respectively. Operations at these facilities ceased during fiscal year 2009. From the inception of these plans through January 1, 2010, the Company has recorded restructuring related charges of approximately $107 million.  These closures are expected to result in total charges of approximately $110 million. The remaining balance of $11 million as of January 1, 2010 is associated with facility lease obligations. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

Maxtor and Other.  The Company recorded certain exit costs aggregating $265 million through January 1, 2010 related to its acquisition of Maxtor. The remaining balance of $27 million, as of January 1, 2010, is primarily associated with the exit of certain facilities. Payment of these exit costs are expected to continue through the end of fiscal year 2016.

4.  Debt and Convertible Notes

Short-term Borrowings

During the six months ended January 1, 2010, the Company entered into $15 million of short-term borrowings.

Convertible Notes

On July 4, 2009, the Company implemented a change in accounting in accordance with ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), for its convertible debt instruments on a retrospective basis to separately account for its convertible debt in two parts, (i) a debt component which was recorded upon acquisition at the estimated fair value of a similar debt instrument without the debt-for-equity conversion feature; and (ii) an equity component that was included in paid-in capital and represents the estimated fair value of the conversion feature at issuance.  The bifurcation of the debt and equity components resulted in a discounted carrying value of the debt component compared to the principal amount.  The discount is accreted to the carrying value of the debt component through interest expense over the expected life of the debt using the effective interest method.

The 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”) require semi-annual interest payments payable on April 30 and October 30.  The 6.8% Notes were originally assumed in the business combination with Maxtor Corporation (“Maxtor”) on May 19, 2006 and were recorded as long-term debt at par value of $136 million and a substantial premium of $17 million was recorded to Additional paid-in capital.  The debt component of the 6.8% Notes at acquisition was determined to be $136 million, based on the contractual cash flows discounted at 6.8%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result, implementation of the new requirements had no effect on the accounting for the 6.8% Notes.

The 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) require semi-annual interest payments payable on February 15 and August 15.  The 2.375% Notes were originally assumed in the business combination with Maxtor Corporation (“Maxtor”)  on May 19, 2006 and were recorded as long-term debt at par value of $326 million and a substantial premium of $157 million was recorded to Additional paid-in capital.  The debt component of the 2.375% Notes at acquisition was determined to be $252 million, based on the contractual cash flows discounted at 6.9%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result of implementing the new standard, $74 million was recorded as an increase to Additional paid-in capital and a corresponding debt discount as of the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The following illustrates the retrospective impact of implementing the provisions of the change in accounting for convertible debt on the previously stated Condensed Consolidated Statement of Operations for the three and six months ended January 2, 2009:

Retrospective Impact on the Condensed Consolidated Statement of Operations

	Three Months Ended January 2, 2009			Six Months Ended January 2, 2009
(Dollars in millions)	As Originally Stated	Effect of Change in Accounting	Restated	As Originally Stated	Effect of Change in Accounting	Restated
Impairment of goodwill and long-lived assets	$2,290	$30	$2,320	$2,290	$30	$2,320
Interest expense	(30)	(2)	(32)	(60)	(5)	(65)
Net income (loss)	(2,792)	(32)	(2,824)	(2,732)	(35)	(2,767)
Net income (loss) per share
Basic	$(5.73)	$(0.07)	$(5.80)	$(5.62)	$(0.07)	$(5.69)
Diluted	(5.73)	(0.07)	(5.80)	(5.62)	(0.07)	(5.69)

There was no net impact resulting from this accounting change on the Company’s cash flows from operating activities, investing activities or financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

The following table presents information regarding the equity and liability components of the 2.375% and 6.8% Notes as of January 1, 2010 and July 3, 2009:

	As of
(Dollars in millions)	January 1, 2010	July 3, 2009 Restated

2.375% Notes
Principal amount	$326	$326
Unamortized discount	(35)	(40)
Liability component	$291	$286
Equity component	$231	$231
6.8% Notes
Principal amount and liability component	$77	$116
Equity component	$17	$17

The remaining discount on the 2.375% Notes will continue to be amortized until maturity of the 2.375% Notes in August 2012.  The effective interest rate, contractual interest expense and amortization of debt discount for the 2.375% Notes for the three and six months ended January 1, 2010 and January 2, 2009 were as follows:

	The Three Months Ended		The Six Months Ended
(Dollars in millions, except for percentages)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009 Restated

Effective interest rate	6.9%	6.9%	6.9%	6.9%
Interest expense – contractual	$2	$2	$4	$4
Interest expense – amortization of debt discount due to change in accounting	$3	$3	$6	$6

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The 2.375% and 6.8% Notes may, subject to certain conditions, be converted into the Company’s common shares based on a conversion rate of 60.2074 and 30.1733 shares, respectively, per $1,000 principal amount of notes, which represents a conversion price of approximately $16.61 and $33.14 per share, respectively.  As of January 1, 2010, the conversion value exceeded the principal value on the 2.375% Notes by approximately $31 million. As of January 1, 2010, the principal value exceeded the conversion value on the 6.8% Notes.

5.  Income Taxes

The income tax benefit recognized for the three and six months ended January 1, 2010 included approximately $16 million and $27 million, respectively, of discrete tax benefits primarily for U.S. federal income tax legislative changes, release of tax reserves for settlements and expiration of certain statutes of limitations, and the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets.

The Worker, Homeownership, and Business Assistance Act of 2009 (WHBA) was enacted on November 6, 2009. This law allows the Company to elect an increased carryback period for net operating losses (NOL’s) incurred in 2008 or 2009 from two years to three, four, or five years at the Company’s option. Approximately $11 million of income tax benefits were recognized as a result of this legislative change in the three months ended January 1, 2010.

The Company’s income tax benefit recorded for the three and six months ended January 1, 2010 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) tax benefits from U.S. federal income tax legislative changes and the release of certain tax reserves as described above.

During the three months ended January 1, 2010, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $2 million to $116 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $116 million as of January 1, 2010, subject to certain future valuation allowance reversals.  During the 12 months beginning January 2, 2010, the Company expects to reduce its unrecognized tax benefits by approximately $5 million as a result of tax positions being effectively settled and the expiration of certain statutes of limitations.

The income tax provision for the comparative three and six months ended January 2, 2009 included a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in the Company’s forecasted U.S. taxable income.  The goodwill impairment charges recorded in the three and six months ended January 2, 2009 resulted in no tax benefits. The three months ended January 2, 2009 also included approximately $34 million of tax expense that otherwise would have been recorded in subsequent quarters of fiscal year 2009 absent a required change in the method for computing the Company’s annual effective tax rate.  As of the close of the period ended January 2, 2009, the Company was forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses could not be recognized. In addition, the Company also recorded income tax expense related to operations in certain of these loss jurisdictions. Pursuant to the accounting guidance provided in ASC 740-270-30-36a, Income Taxes, Interim Reporting (previously FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods), the Company was required to exclude these loss jurisdictions from its overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

The income tax provision recorded for the comparative three and six months ended January 2, 2009 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income (loss) before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in the Company’s valuation allowance for certain deferred tax assets, (iii) the tax benefit related to tax holidays and tax incentive programs, (iv) tax expense related to intercompany transactions, and (v) the effect of applying the provisions of ASC 740-270-30-36a as described above.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s unrealized net losses on cash flow hedges included in Other comprehensive income (loss) (OCI) as of January 1, 2010 and July 3, 2009, respectively, were not material.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in OCI are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of January 1, 2010, the Company’s existing foreign currency forward exchange contracts are expected to mature within 12 months. The deferred amount currently recorded in OCI and expected to be recognized into earnings is not material.

As of January 1, 2010, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under ASC 815	Contracts Not Qualifying as Hedges Under ASC 815
Thai baht	$327	$185
Singapore dollars	100	17
Euro	14	—
Czech koruna	—	8
British pounds	2	—
	$443	$210

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation (NQDC) plan. In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the NQDC plan liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. As of January 1, 2010, the notional investments underlying the TRS amounted to $79 million. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS require the Company to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS. As of January 1, 2010, the Company had pledged collateral of $18 million to the counterparty and recorded the cash pledged as restricted cash. The Company did not designate the TRS as a hedge in accordance with ASC 815, Derivatives and Hedging (previously SFAS 161, Disclosures About Derivative Instruments and Hedging Activities). Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the NQDC plan liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Derivative Financial Instruments (continued)

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of January 1, 2010:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$(2)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Total return swap	Other current liabilities	—	Accrued expenses	(1)
Total derivatives		$5		$(4)

The following tables show the effect of the Company’s derivative instruments on OCI and the Condensed Consolidated Statement of Operations for the three and six months ended January 1, 2010.

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Six Months Ended January 1, 2010

(Dollars in millions)

Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedges under ASC 815	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)

	For the	For the		For the	For the		For the	For the
	Three	Six		Three	Six		Three	Six
	Months	Months		Months	Months		Months	Months
Foreign exchange forward contracts	$(1)	$5	Cost of revenue	$4	$4	Cost of revenue	$1	$1

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

Derivatives Not Designated as	Location of Gain or
Hedging Instruments under ASC	(Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
815	Income on Derivative	For the Three Months	For the Six Months
Foreign exchange forward contracts	Other, net	$—	$4
Total return swap	Operating expenses	5	14
		$5	$18

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for both the three and six months ended January 1, 2010, respectively.

Net foreign currency gains included in the determination of consolidated net income (loss) were approximately $6 million for both the three and six months ended January 2, 2009, respectively.  Net foreign currency losses included in the determination of consolidated net income (loss) were approximately $1 million and $7 million for the three and six months ended January 2, 2009, respectively.

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

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of July 3, 2009:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	—
Total return swap	Other current liabilities	—	Accrued expenses	(1)
Total derivatives		$1		$(1)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 1, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,383	$—	$—	$1,383
Commercial paper	—	341	—	341
U.S. treasuries and agency bonds	—	118	—	118
Corporate bonds	—	64	—	64
Certificates of deposit	—	35	—	35
Municipal bonds	—	13	—	13
Total Cash Equivalents and Marketable Securities	1,383	571	—	1,954

Restricted Cash and Investments:
Money market funds	83	—	—	83
Certificates of deposit	—	6	—	6
Auction rate securities	—	—	18	18
Derivative assets	—	5	—	5
Total Assets	$1,466	$582	$18	$2,066

Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)
Total Liabilities	$—	$(4)	$—	$(4)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,383	$370	$—	$1,753
Short-term investments	—	201	—	201
Restricted cash and investments	83	6	—	89
Other assets, net	—	5	18	23
Total Assets	$1,466	$582	$18	$2,066
Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)
Total Liabilities	$—	$(4)	$—	$(4)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities.  For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of January 1, 2010, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and a total return swap.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $20  million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the fiscal quarter ended March 28, 2008, these securities failed to settle at auction and have continued to fail through the fiscal quarter ended January 1, 2010. Since there is no active market for these securities, the Company valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other than temporary and therefore have been recorded in Accumulated other comprehensive income (loss) and these securities are classified as Long-term investments in the Company’s Condensed Consolidated Balance Sheets. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended January 1, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 3, 2009	$18
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses) (2)	—
Balance at January 1, 2010	$18

(1)	Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statements of Operations.
(2)

Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis as of January 1, 2010.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Assets held for sale	$—	$—	$11	$11
Equity investment	—	—	4	4

On September 29, 2009, the Company committed to a plan to sell certain equipment related to certain research activities that have ceased.  The Company expects the sale of these assets to be completed no later than the end of its first quarter of fiscal year 2011.  The Company recognized a charge of $64 million in Impairment of long-lived assets in its Condensed Consolidated Statement of Operations for the six months ended January 1, 2010 in order to write down the carrying amount of these assets to estimated fair value less costs to sell.  The Company used a combination of the market and cost approaches in order to determine the fair value of assets held for sale.  The methodology employed involved applying market derived factors, which represented the discount that a market participant would expect to pay for a used asset based on estimated replacement cost.  The discounts applied to replacement costs, which consider all forms of physical, functional and economic obsolescence, were obtained from discussions with brokers and other market participants.  As the valuation of the Company’s assets held for sale based in part on unobservable inputs, they have been classified as Level 3.  These assets are included in Other current assets on the Condensed Consolidated Balance Sheet as of January 1, 2010.

As of January 1, 2010, the Company determined that one of its equity investments accounted for under the cost method was other than temporarily impaired.  As such, the Company recognized a charge of $13 million in Other, net in its Condensed Consolidated Statements of Operations for the three and six months ended January 1, 2010 in order to write down the carrying amount of the investment to estimated fair value.  Since there is no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach to estimate the fair value of its underlying intellectual property assets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.  Fair Value (continued)

Other Fair Value Disclosures

The Company’s debt is carried at cost.  The following table represents the fair value of the Company’s debt:

	January 1, 2010		July 3, 2009
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

LIBOR Based Credit Facility	$—	$—	$350	$350
Capital Leases	2	2	—	—
10.0% Senior Secured Second-Priority Notes due May 2014	412	477	410	445
Floating Rate Senior Notes due October 2009	—	—	300	299
6.8% Convertible Senior Notes due April 2010	77	78	116	116
6.375% Senior Notes due October 2011	559	569	599	581
5.75% Subordinated Debentures due March 2012	36	36	37	35
2.375% Convertible Senior Notes due August 2012	291	389	286	283
6.8% Senior Notes due October 2016	599	590	599	550
Floating Rate Short-term Borrowings	15	15	—	—
	1,991	2,156	2,697	2,659
Less short-term borrowings and current portion of long-term debt	(96)	(98)	(771)	(769)
Long-term debt, less current portion	$1,895	$2,058	$1,926	$1,890

(a)   As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

8.  Shareholders’ Equity

Issuance of Common Shares

During the six months ended January 1, 2010, the Company issued approximately 3.8 million of its common shares from the exercise of stock options and approximately 2.5 million of its common shares related to the Company’s Employee Stock Purchase Plan (“ESPP”).

Seagate Technology 2001 Share Option Plan — As of January 1, 2010, there were approximately 3 million common shares available for issuance under the Seagate Technology 2001 Share Option Plan.

Seagate Technology 2004 Stock Compensation Plan — As of January 1, 2010, there were approximately 16 million common shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

Stock Purchase Plan —As of January 1, 2010, there were approximately 11 million common shares available for issuance under the ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its common shares during the six months ended January 1, 2010.  As of January 1, 2010, the Company had approximately $2.0 billion remaining under the authorized $2.5 billion February 2008 stock repurchase plan, which expires January 31, 2010.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.  Stock-Based Compensation

The Company recorded approximately $14 million and $25 million of stock-based compensation during the three and six months ended January 1, 2010, respectively.  The Company recorded approximately $26 million and $53 million of stock-based compensation during the three and six months ended January 2, 2009, respectively.

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and six months ended January 1, 2010 and January 2, 2009 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Balance, beginning of period	$418	$445	$437	$445
Warranties issued	61	61	117	136
Repairs and replacements	(51)	(56)	(114)	(125)
Changes in liability for pre-existing warranties, including expirations	(27)	(9)	(39)	(15)
Balance, end of period	$401	$441	$401	$441

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.  Earnings Per Share

In accordance with ASC 260, Earnings per Share (previously SFAS 128, Earnings per Share), the following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions, except per share data)	January 1, 2010	January 2, 2009(1)	January 1, 2010	January 2, 2009(1)
Numerator:
Net income (loss)	$533	$(2,824)	$712	$(2,767)
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	1	—	3	—
Net income (loss), adjusted	$534	$(2,824)	$715	$(2,767)
Denominator:
Weighted-average common shares outstanding	498	489	497	488
Weighted-average nonvested shares	—	(2)	(1)	(2)
Total shares for purpose of calculating basic net income(loss) per share	498	487	496	486
Weighted-average effect of dilutive securities:
Nonvested shares	—	—	—	—
Dilution from employee stock options	20	—	19	—
6.8% Convertible Senior Notes due April 2010	2	—	3	—
Dilutive potential common shares:	22	—	22	—
Total shares for purpose of calculating diluted net income(loss) per share	520	487	518	486

Net Income (loss) per share:
Basic net income (loss) per share	$1.07	$(5.80)	$1.43	$(5.69)
Diluted net income (loss) per share	$1.03	$(5.80)	$1.38	$(5.69)

(1)	As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
(in millions)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Stock options	21	56	29	52
Nonvested shares	—	3	—	2
6.8% Convertible Senior Notes due April 2010	—	4	—	4

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

On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device.” (the ‘473 patent”) to Convolve. Convolve filed an amended complaint on January 16, 2002, alleging defendants’ infringement of this patent.

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

At Seagate’s request, the USPTO determined that both patents in suit had substantial new issues of patentability and ordered reexamination of the patents. The court denied the Company’s motion to stay the federal case pending patent reexamination. On December 2, 2008, the USPTO issued a reexamination certificate for the ‘473 patent in which nine of the claims asserted in this litigation were determined to be patentable as amended and three asserted claims were confirmed. On January 4, 2010, the USPTO issued a final office action in a second reexamination proceeding on the ‘473 patent, finally rejecting two claims and confirming 10 claims that are asserted in the litigation.. A final office action issued in the ‘635 reexamination in which five asserted claims were confirmed as patentable and three asserted claims were finally rejected. On September 21, 2009, the USPTO ordered another reexamination of the asserted claims of the ‘635 patent on grounds that there are substantial new questions of patentability.  The ‘635 patent expired on September 12, 2008. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously.

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

Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both.  The Company expects the investigation to be completed by March 2010. The Company intends to vigorously defend the infringement allegations.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Condensed Consolidating Financial Information

On June 1, 2009, Maxtor, an indirect wholly-owned subsidiary of the Company incorporated in Delaware, merged with Seagate Technology U.S. Holdings, Inc. (“STUS”) (the “Merger”), also an indirect wholly-owned subsidiary of the Company incorporated in Delaware. On June 1, 2009, in connection with the consummation of the Merger, the Company entered into second supplemental indentures (collectively, the “Supplemental Indentures”) with Maxtor, STUS and U.S. Bank National Association, as trustee, amending and supplementing the indentures (collectively, the “Indentures”)  governing: (i) the 2.375% Notes; (ii) the 6.8% Notes; and (iii) the 5.75% Debentures (together with the 2.375% Notes and the 6.8% Notes, the “Notes”). Pursuant to the Supplemental Indentures, STUS succeeded to, and assumed all of the obligations of, Maxtor under the Indentures and the Notes. As a result, Maxtor was discharged and released from all of its obligations under the Indentures and the Notes and the Company agreed to fully and unconditionally guarantee all of the obligations of STUS under the Indentures and the Notes, including the due and punctual payment of principal and interest.

The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at January 1, 2010 and July 3, 2009, the Condensed Consolidating Statements of Operations for the three and six months ended January 1, 2010 and January 2, 2009 and the Condensed Consolidating Statements of Cash Flows for the six months ended January 1, 2010 and January 2, 2009.  The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, STUS-subsidiary issuer (or in the case of the three and six months ended January 2, 2009, Maxtor-subsidiary issuer) and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.          Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

January 1, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Cash and cash equivalents	$60	$126	$1,705	$—	$1,891
Short-term investments	—	—	201	—	201
Restricted cash and investments	—	—	118	—	118
Accounts receivable, net	—	—	1,333	—	1,333
Intercompany receivable	—	3	12	(15)	—
Inventories	—	—	645	—	645
Other current assets	1	116	576	—	693
Total Current Assets	61	245	4,590	(15)	4,881
Property, equipment and leasehold improvements, net	—	—	1,983	—	1,983
Equity investments in Non-Guarantors	2,274	—	—	(2,274)	—
Other assets, net	—	354	170	—	524
Total Assets	$2,335	$599	$6,743	$(2,289)	$7,388
Short-term borrowings	$—	$—	$15	$—	$15
Accounts payable	—	—	1,810	—	1,810
Intercompany payable	—	12	3	(15)	—
Accrued employee compensation	—	2	205	—	207
Accrued expenses	—	30	637	—	667
Accrued income taxes	—	10	3	—	13
Current portion of long-term debt	—	80	1	—	81
Total Current Liabilities	—	134	2,674	(15)	2,793
Other non-current liabilities	—	40	262	—	302
Long-term accrued income taxes	—	30	33	—	63
Long-term debt, less current portion	—	324	1,571	—	1,895
Liability for deficit of STUS	—	—	28	(28)	—
Liability for deficit of Non-Guarantor	—	99	—	(99)	—
Total Liabilities	—	627	4,568	(142)	5,053
Shareholders’ Equity (Deficit)	2,335	(28)	2,175	(2,147)	2,335
Total Liabilities and Shareholders’ Equity (Deficit)	$2,335	$599	$6,743	$(2,289)	$7,388

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

July 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated
Cash and cash equivalents	$18	$180	$1,229	$—	$1,427
Short-term investments	—	—	114	—	114
Restricted cash and investments	—	—	508	—	508
Accounts receivable, net	—	—	1,033	—	1,033
Intercompany receivable	—	1	2	(3)	—
Inventories	—	—	587	—	587
Other current assets	—	117	508	—	625
Total Current Assets	18	298	3,981	(3)	4,294
Property, equipment and leasehold improvements, net	—	1	2,228	—	2,229
Equity investments in Non-Guarantors	4,814	—	—	(4,814)	—
Intercompany note receivable	—	—	3,277	(3,277)	—
Other assets, net	—	363	201	—	564
Total Assets	$4,832	$662	$9,687	$(8,094)	$7,087
Short-term borrowings	$—	$—	$350	$—	$350
Accounts payable	—	—	1,573	—	1,573
Intercompany payable	—	2	1	(3)	—
Accrued employee compensation	—	3	141	—	144
Accrued expenses	1	30	665	—	696
Accrued income taxes	—	10	—	—	10
Current portion of long-term debt	—	121	300	—	421
Total Current Liabilities	1	166	3,030	(3)	3,194
Other liabilities	—	56	288	—	344
Intercompany note payable	3,277	—	—	(3,277)	—
Long-term accrued income taxes	—	31	38	—	69
Long-term debt, less current portion	—	318	1,608	—	1,926
Liability for deficit of STUS	—	—	27	(27)	—
Liability for deficit of Non-Guarantors	—	118	—	(118)	—
Total Liabilities	3,278	689	4,991	(3,425)	5,533
Shareholders’ Equity (Deficit)	1,554	(27)	4,696	(4,669)	1,554
Total Liabilities and Shareholders’ Equity (Deficit)	$4,832	$662	$9,687	$(8,094)	$7,087

(a)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended January 1, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$3,027	$—	$3,027
Cost of revenue	—	(3)	2,107	—	2,104
Product development	—	—	227	—	227
Marketing and administrative	—	2	108	—	110
Amortization of intangibles	—	—	8	—	8
Restructuring	—	—	—	—	—
Impairment of long-lived assets	—	—	—	—	—
Total operating expenses	—	(1)	2,450	—	2,449
Income (loss) from operations	—	1	577	—	578
Interest income	—	—	1	—	1
Interest expense	—	(8)	(33)	—	(41)
Equity in loss of STUS	—	—	(33)	33	—
Equity in income of Non-Guarantors	533	(22)	—	(511)	—
Other, net	—	(1)	(10)	—	(11)
Other income (expense), net	533	(31)	(75)	(478)	(51)
Income (loss) before income taxes	533	(30)	502	(478)	527
Provision for (benefit from) income taxes	—	3	(9)	—	(6)
Net income (loss)	$533	$(33)	$511	$(478)	$533

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended January 1, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$5,690	$—	$5,690
Cost of revenue	—	(4)	4,118	—	4,114
Product development	—	—	434	—	434
Marketing and administrative	—	3	214	—	217
Amortization of intangibles	—	—	16	—	16
Restructuring	—	—	46	—	46
Impairment of long-lived assets	—	—	64	—	64
Total operating expenses	—	(1)	4,892	—	4,891
Income (loss) from operations	—	1	798	—	799
Interest income	—	—	2	—	2
Interest expense	—	(16)	(71)	—	(87)
Equity in loss of STUS	—	—	(20)	20	—
Equity in income of Non-Guarantors	712	(1)	—	(711)	—
Other, net	—	(1)	(6)	—	(7)
Other income (expense), net	712	(18)	(95)	(691)	(92)
Income (loss) before income taxes	712	(17)	703	(691)	707
Provision for (benefit from) income taxes	—	3	(8)	—	(5)
Net income (loss)	$712	$(20)	$711	$(691)	$712

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 1, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income	$712	$(20)	$711	$(691)	$712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	395	—	396
Stock-based compensation	—	—	25	—	25
Impairment of long-lived assets	—	—	64	—	64
Equity in (income) of STUS	—	—	20	(20)	—
Equity in (income) loss of Non-Guarantors	(712)	1	—	711	—
Other non-cash operating activities, net	1	13	14	—	28
Changes in operating assets and liabilities, net	(1)	(9)	(184)	—	(194)
Net cash (used in) provided by operating activities	—	(14)	1,045	—	1,031
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(192)	—	(192)
Purchase of short-term investments	—	—	(190)	—	(190)
Maturities and sales of short-term investments	—	—	101	—	101
Decrease in restricted cash and investments	—	—	11	—	11
Other investing activities, net	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	—	—	(273)	—	(273)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	15	—	15
Repayment of short-term borrowings	—	—	(350)	—	(350)
Retirements and maturities of long-term debt	—	(40)	(340)	—	(380)
Decrease in restricted cash and investments	—	—	379	—	379
Loan repayment from Non-Guarantor to HDD	—	—	—	—	—
Investment by HDD in Non-Guarantor	—	—	—	—	—
Distribution from Non-Guarantor to HDD	—	—	—	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	42	—	—	—	42
Net cash provided by (used in) financing activities	42	(40)	(296)	—	(294)
Increase in (decrease) cash and cash equivalents	42	(54)	476	—	464
Cash and cash equivalents at the beginning of the period	18	180	1,229	—	1,427
Cash and cash equivalents at the end of the period	$60	$126	$1,705	$—	$1,891

Supplemental noncash financing activities

During the six months ended January 1, 2010, the $3,277 million inter-company note that was payable by Seagate Technology Parent Company Guarantor to a Non-Guarantor subsidiary was distributed to Seagate Technology Parent Company Guarantor and subsequently cancelled.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended January 2, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$2,270	$—	$2,270
Cost of revenue	—	—	1,954	—	1,954
Product development	—	—	235	—	235
Marketing and administrative	—	(5)	147	—	142
Amortization of intangibles	—	—	14	—	14
Restructuring	—	—	78	—	78
Impairment of goodwill and long-lived assets	—	—	2,320	—	2,320
Total operating expenses	—	(5)	4,748	—	4,743
Income (loss) from operations	—	5	(2,478)	—	(2,473)
Interest income	—	—	14	(9)	5
Interest expense	—	(17)	(24)	9	(32)
Equity in loss of Maxtor	—	—	(32)	32	—
Equity in income of Non-Guarantors	(2,824)	(20)	(2,802)	5,646	—
Other, net	—	—	(8)	—	(8)
Other income (expense), net	(2,824)	(37)	(2,852)	5,678	(35)
Income (loss) before income taxes	(2,824)	(32)	(5,330)	5,678	(2,508)
Provision for (benefit from) income taxes	—	—	316	—	316
Net income (loss)	$(2,824)	$(32)	$(5,646)	$5,678	$(2,824)

(a)         As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Six Months Ended January 2, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$5,302	$—	$5,302
Cost of revenue	—	1	4,459	—	4,460
Product development	—	2	493	—	495
Marketing and administrative	—	(5)	295	—	290
Amortization of intangibles	—	—	28	—	28
Restructuring	—	10	91	—	101
Impairment of goodwill and long-lived assets	—	—	2,320	—	2,320
Total operating expenses	—	8	7,686	—	7,694
Income (loss) from operations	—	(8)	(2,384)	—	(2,392)
Interest income	—	—	29	(17)	12
Interest expense	—	(35)	(47)	17	(65)
Equity in loss of Maxtor	—	—	(60)	60	—
Equity in income of Non-Guarantors	(2,767)	(18)	(2,722)	5,507	—
Other, net	—	—	(22)	—	(22)
Other income (expense), net	(2,767)	(53)	(2,822)	5,567	(75)
Income (loss) before income taxes	(2,767)	(61)	(5,206)	5,567	(2,467)
Provision for (benefit from) income taxes	—	(1)	301	—	300
Net income (loss)	$(2,767)	$(60)	$(5,507)	$5,567	$(2,767)

(a)         As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.       Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Six Months Ended January 2, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(2,767)	$(60)	$(5,507)	$5,567	$(2,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1	480	—	481
Stock-based compensation	—	3	50	—	53
Impairment of goodwill and long-lived assets	—	—	2,320	—	2,320
Deferred income taxes	—	—	305	—	305
Equity in (income) loss of Maxtor	—	—	60	(60)	—
Equity in (income) loss of Non-Guarantors	2,767	18	2,722	(5,507)	—
Other non-cash operating activities, net	—	6	(14)	—	(8)
Changes in operating assets and liabilities, net	(2)	(14)	24	—	8
Net cash provided by (used in) operating activities	(2)	(46)	440	—	392
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(494)	—	(494)
Purchase of short-term investments	—	—	(116)	—	(116)
Maturities and sales of short-term investments	—	—	120	—	120
Other investing activities, net	—	—	15	—	15
Net cash provided by (used in) investing activities	—	—	(475)	—	(475)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	350	—	350
Repayment of long-term debt	—	—	(15)	—	(15)
Loan from Non-Guarantor to Parent	80	—	(80)	—	—
Loan from Non-Guarantor to Maxtor	—	41	(41)	—	—
Distribution from Non-Guarantor to Maxtor	—	7	(7)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	36	—	—	—	36
Dividends to shareholders	(117)	—	—	—	(117)
Net cash provided by (used in) financing activities	(1)	48	207	—	254
Increase (decrease) in cash and cash equivalents	(3)	2	172	—	171
Cash and cash equivalents at the beginning of the period	3	1	986	—	990
Cash and cash equivalents at the end of the period	$—	$3	$1,158	$—	$1,161

(a)         As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.          Subsequent Events

The Company has evaluated events and transactions subsequent to January 1, 2010 through February 1, 2010.

On January 27, 2010, the Board of Directors authorized an Anti-Dilution Share Repurchase Program.  The repurchase program authorizes the Company to repurchase shares of its common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. For the three months ended January 1, 2010, the Company’s total shares used in the determination of diluted net income per share was approximately 520 million shares.  The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of the Company’s common shares, cash requirements for other investing and financing activities, and maintaining compliance with the Company’s debt covenants. The authority for the Anti-dilution Share Repurchase Program will continue until terminated by the Board of Directors.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended January 1, 2010, herein referred to as “the December 2009 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended January 1, 2010, October 2, 2009 and January 2, 2009 were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending April 2, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions pose a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 19, 2009, as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the December 2009 quarter.  The December 2009 quarter summary and trends.

•                  Results of Operations. Analysis of our financial results comparing the December 2009 quarter to the September 2009 quarter and the December 2008 quarter. Also comparing the first half of fiscal year 2010 to the corresponding period in the prior year.

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•                  Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of January 1, 2010 and an explanation of off-balance-sheet arrangements.

•                  Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are the world’s leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. We produce a broad range of disk drive products addressing enterprise applications, where our products are used in enterprise servers, mainframes and workstations; desktop applications, where our products are used in desktop computers; mobile compute applications, where our products are used in notebook computers; and consumer electronics applications, where our products are used in a wide variety of devices such as digital video recorders (DVRs) and other consumer electronic devices that require storage. We also sell our branded storage solutions under both the Seagate and Maxtor brands. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Overview of the December 2009 Quarter

We achieved revenue this quarter of $3.03 billion, representing an increase of approximately 14% and 33% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We believe the total available market (TAM) for the December 2009 quarter was approximately 160 million units. We observed strong demand during the December 2009 quarter for our high-capacity, high-performance products in the mobile and desktop compute markets. In addition, the enterprise market experienced the second consecutive quarter of double-digit growth over the immediately preceding quarter. The combination of increases in demand across all markets and a stable pricing environment resulted in a gross margin of 30.5% for the December 2009 quarter.

We also continued to strengthen our balance sheet in the December 2009 quarter.  Our cash, cash equivalents and short-term investments increased to $2.1 billion as of January 1, 2010 compared to $1.5 billion as of July 3, 2009. As of January 1, 2010, our long-term debt and short-term borrowings totaled $2.0 billion compared to $2.7 billion as of July 3, 2009.  For the December 2009 quarter, we generated operating cash flows of $753 million while repaying approximately $246 million in debt.

The following table sets forth revenue, gross margin, income (loss) from operations, net income (loss) and net income (loss) per share for the periods indicated:

	For the Three Months Ended
			January 2,
(Dollars in millions, except per share data)	January 1, 2010	October 2, 2009	2009(1) (2)
Revenue	$3,027	$2,663	$2,270
Gross margin	923	653	316
Income (loss) from operations	578	221	(2,473)
Net income (loss)	533	179	(2,824)
Net income (loss) per share:
Basic	$1.07	$0.36	$(5.80)
Diluted	1.03	0.35	(5.80)

(1)	As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.
(2)	Income (loss) from operations during the December 2008 quarter was affected by impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets.

Revenue and Gross Margin

Revenue for the December 2009 quarter of $3.03 billion represented an increase of approximately 14% and 33% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We shipped 49.9 million units during the quarter, which was 8% and 36% higher than the immediately preceding quarter and the same period in fiscal year 2009, respectively. We believe the overall industry shipped approximately 160 million units in the December 2009 quarter, compared to 152 million units and 122 million units, respectively, in the immediately preceding quarter and the same period in fiscal year 2009.  We experienced a stable pricing environment in the December 2009 quarter, which we believe was primarily due to industry-wide supply constraints.

Gross margin, as a percentage of revenue, increased to approximately 30.5% in the December 2009 quarter, representing an increase of approximately 600 basis points and 1600 basis points as compared to the immediately preceding quarter and the same period in fiscal year 2009, respectively. The increase in gross margin was a result of a stable pricing environment reflecting a constrained supply, strength in the demand for our high capacity, high performance products in the mobile and desktop compute markets, increased demand for enterprise class products and improved factory efficiencies and manufacturing capacity utilization.

Demand Trends for Disk Drives

Desktop.    We believe we maintained our leadership position in the desktop market, shipping 25.1 million units, up approximately 8% from the immediately preceding quarter and up approximately 20% from the same period in fiscal year 2009. We believe the TAM in the desktop market increased approximately 7% and 26% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We experienced continued strength in demand for our desktop products with our 500GB per disk technology.

Mobile.    During the December 2009 quarter, we shipped a total of 14.8 million units in the mobile compute market, an increase of approximately 7% and 95% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We believe the overall mobile compute market grew approximately 10% and 53% from the immediately preceding quarter and the same period in fiscal year 2009, respectively. We experienced continued strength in demand for our high-capacity, high-performance notebook products with our 250GB per disk technology.

Enterprise.    During the December 2009 quarter, we maintained our market leadership position in the enterprise market, shipping 4.6 million units, representing an increase of approximately 16% and 8% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We believe the enterprise market grew approximately 14% and 8% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.

Consumer Electronics.    During the December 2009 quarter, we shipped a total of 5.4 million units in the consumer electronics market, an increase of 5% and 38% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  The increase in shipments from the immediately preceding quarter was a result of growing demand for 3.5-inch disk drives primarily used in DVR applications.

Industry Constraints.   During the December 2009 quarter, we believe that we and the industry operated near maximum capacity and we expect to continue to operate at or near maximum capacity over the short term.  In addition, we anticipate ongoing component constraints across the supply chain, including internally sourced components, which we believe will constrain disk drive supply relative to demand.  In this environment, we expect to make capacity additions, with the continued objective of maintaining a balance of supply and demand.

Other Significant Events

Debt.   During the December 2009 quarter, we repaid the remaining $200 million outstanding on our amended credit facility.  We also made open market purchases of $46 million of our debt securities, using the remaining escrowed proceeds from the issuance of our 10% Senior Secured Second-Priority Notes due May 2014. Our total debt reduction was $706 million in the first half of fiscal year 2010.

Change of Incorporation.   On January 27, 2010, our Board of Directors approved a proposed transaction that will change the jurisdiction of incorporation of the parent company of Seagate from the Cayman Islands to Ireland. The change of incorporation is subject to approval by our shareholders and will be voted on at shareholder meetings expected to occur in April 2010. If approved, we expect that the change of incorporation will take effect in May 2010. We will remain subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002 and the corporate governance rules of NASDAQ. We do not expect the change in incorporation to have a material impact on our results of operations or financial condition and we will continue to report our consolidated financial results in U.S. dollars and under U.S. GAAP.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009(1)	January 1, 2010	January 2, 2009(1)

Revenue	$3,027	$2,270	$5,690	$5,302
Cost of revenue	2,104	1,954	4,114	4,460
Gross margin	923	316	1,576	842
Product development	227	235	434	495
Marketing and administrative	110	142	217	290
Amortization of intangibles	8	14	16	28
Restructuring and other, net	—	78	46	101
Impairment of goodwill and long-lived assets	—	2,320	64	2,320
Income (loss) from operations	578	(2,473)	799	(2,392)
Other income (expense), net	(51)	(35)	(92)	(75)
Income (loss) before income taxes	527	(2,508)	707	(2,467)
Provision for (benefit from) income taxes	(6)	316	(5)	300
Net income (loss)	$533	$(2,824)	$712	$(2,767)

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

	For the Three Months Ended		For the Six Months Ended
(as a percentage of revenue)	January 1, 2010	January 2, 2009(1)	January 1, 2010	January 2, 2009(1)

Revenue	100%	100%	100%	100%
Cost of revenue	70	86	72	84
Gross margin	30	14	28	16
Product development	7	10	8	9
Marketing and administrative	4	6	4	5
Amortization of intangibles	—	1	—	1
Restructuring and other, net	—	3	1	2
Impairment of goodwill and long-lived assets	—	102	1	44
Income (loss) from operations	19	(108)	14	(45)
Other income (expense), net	(1)	(2)	(1)	(1)
Income (loss) before income taxes	18	(110)	13	(46)
Provision for (benefit from) income taxes	—	14	—	6
Net income (loss)	18%	(124)%	13%	(52)%

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions, except percentages and ASPs)	January 1, 2010	October 2, 2009	January 2, 2009	January 1, 2010	January 2, 2009

Net Revenue	$3,027	$2,663	$2,270	$5,690	$5,302
Unit Shipments:
Desktop	25.1	23.3	21.0	48.4	49.2
Mobile	14.8	13.9	7.6	28.7	17.4
Enterprise	4.6	4.0	4.3	8.6	9.5
Consumer Electronics	5.4	5.1	3.9	10.5	8.7
Total Units Shipped	49.9	46.3	36.8	96.2	84.8
ASPs (per unit)	$60	$57	$60	$58	$61

Revenues by Channel (%)
OEM	69%	68%	67%	69%	66%
Distributors	22%	24%	26%	22%	27%
Retailers	9%	8%	7%	9%	7%
Revenues by Geography (%)
North America	26%	24%	27%	25%	27%
Europe	24%	23%	27%	23%	28%
Far East	50%	53%	46%	52%	45%

Revenue

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2010	October 2, 2009	January 2, 2009	January 1, 2010	January 2, 2009
Revenue	$3,027	$2,663	$2,270	$5,690	$5,302

Revenue for the December 2009 quarter increased approximately 14% from the immediately preceding quarter primarily due to an 8% increase in the total number of disk drives shipped, a favorable product mix and a stable pricing environment.

Revenue for the December 2009 quarter increased approximately 33% from the same period in fiscal year 2009 primarily due to a 36% increase in the total number of disk drives shipped.  This increase in disk drives shipped reflects the recovery in the overall TAM to levels existing before the global economic downturn.

Revenue for the first half of fiscal year 2010 increased approximately 7% from the year-ago period, primarily due to a 13% increase in the total number of disk drives shipped.  Demand remained strong throughout the December 2009 quarter in contrast to the year-ago quarter which was affected by the global economic downturn.  Compared to the corresponding year-ago period, the first half of fiscal year 2010 benefitted from the transition to more competitive product offerings yielding higher capacity and higher performing drives.  We experienced a stable pricing environment in the December 2009 quarter, which we believe was primarily due to industry-wide supply constraints.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs.  Due to strong demand and constrained supply for disk drives, sales programs recorded as contra revenue were approximately 5% of our gross revenue for the December 2009 quarter, as compared to 7% and 15% in the immediately preceding quarter and the same period in fiscal year 2009, respectively.

Cost of Revenue

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2010	October 2, 2009	January 2, 2009	January 1, 2010	January 2, 2009
Cost of revenue	$2,104	$2,010	$1,954	$4,114	$4,460
Gross margin	923	653	316	1,576	842
Gross margin percentage	30%	25%	14%	28%	16%

The improvement in gross margin for the December 2009 quarter compared to the immediately preceding quarter was the result of a stable pricing environment, which reflected a constrained supply as we operated near maximum capacity, a strong demand for our high-capacity, high-performance products in the desktop and mobile compute markets, an increased demand for enterprise class products and improving factory efficiencies and manufacturing capacity utilization.

The improvement in gross margin for the December 2009 quarter compared to the same period in fiscal year 2009 and the first half of fiscal year 2010 compared to the same period in fiscal year 2009, was a result of the same factors discussed in the immediately preceding paragraph, in particular, the turnaround from significant underutilization of manufacturing capacity to near maximum utilization.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2010	October 2, 2009	January 2, 2009(1)	January 1, 2010	January 2, 2009(1)
Product development	$227	$208	$235	$434	$495
Marketing and administrative	110	106	142	217	290
Amortization of intangibles	8	8	14	16	28
Restructuring and other, net	—	46	78	46	101
Impairment of goodwill and long-lived assets	—	64	2,320	64	2,320
Operating expenses	$345	$432	$2,789	$777	$3,234

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

Product Development Expense.   Product development expense for the December 2009 quarter increased approximately 9% from the immediately preceding quarter.  This increase was primarily due to an $11 million increase for variable performance-based compensation expense.  Additionally, headcount related expenses increased $7 million primarily due to costs of restoring salaries previously subject to salary reductions implemented in February 2009.

Product development expense decreased approximately 3% from the same period in fiscal year 2009, primarily due to restructuring and other cost reduction efforts, which resulted in decreases of $27 million in headcount related expenses.  In addition, the December 2008 quarter included the non-recurrence of accelerated depreciation expense of $14 million related to the closure of our Pittsburgh facility. Partially offsetting these cost reductions were $17 million for variable performance-based compensation expense (compared to none in the same period in fiscal year 2009), $10 million in lower research grants received and a $7 million increase related to deferred compensation liabilities.

Product development expense for the first half of fiscal year 2010 decreased approximately 12% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which included a 14-week September 2008 quarter.  These cost reduction efforts resulted in a $68 million decrease in headcount related expenses.  Additionally, product development expenses decreased by $14 million due to the non-recurrence of accelerated depreciation expense related to the closure of our Pittsburgh facility as well as an $18 million decrease due to the cessation of certain research activities.  These decreases were partially offset by increases of $23 million for variable performance-based compensation expense (compared to none in the same period in fiscal year 2009) and $19 million related to deferred compensation liabilities.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the December 2009 quarter increased approximately 4% from the immediately preceding quarter primarily due to an increase of $2 million for variable performance-based compensation expense and $5 million due to costs of restoring salaries previously subject to salary reductions implemented in February 2009.

Marketing and administrative expenses for the December 2009 quarter decreased approximately 23% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, which resulted in decreases of $23 million in headcount related expenses and $13 million in advertising costs.  These decreases were partially offset by an increase of $8 million for variable performance-based compensation expense (compared to none in the same period in fiscal year 2009).

Marketing and administrative expenses for the first half of fiscal year 2010 decreased approximately 25% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which included a 14-week September quarter.  These cost reduction efforts resulted in decreases of $61 million in headcount related expenses and $21 million in advertising costs.  Additionally, litigation expenses decreased by $14 million.  These decreases were partially offset by increases of $14 million for variable performance-based compensation expense (compared to none in the same period in fiscal year 2009) and $11 million related to deferred compensation liabilities.

Amortization of Intangibles.    Amortization of intangibles was unchanged from the immediately preceding quarter and decreased approximately 43% when compared to the same period in fiscal year 2009 as certain customer relationship intangibles were fully amortized by the end of the prior fiscal year.

Amortization of intangibles for the first half of fiscal year 2010 decreased approximately 43% from the same period in fiscal year 2009 as certain customer relationship intangibles were fully amortized by the end of the prior fiscal year.

Restructuring and Other, Net.    During the first half of fiscal year 2010, we recorded restructuring and other charges of $46 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009.  We estimate total restructuring charges for the AMK restructuring plan to be approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. This closure and relocation, which is expected to be complete by the end of calendar year 2010, is part of our ongoing focus on cost efficiencies in all areas of our business and is intended to facilitate leveraging manufacturing investments across fewer sites.

During the December 2008 quarter, we recorded restructuring and other charges of $78 million primarily related to the workforce reduction announced in January 2009.  The remaining $23 million recorded during the six months ended January 2, 2009 was primarily due to a $10 million adjustment related to revised sub-lease expectations for our previously exited Maxtor facilities and an additional $13 million related to other on-going restructuring activities.

Impairment of Goodwill and Long-lived Assets.    During the September 2009 quarter, we committed to a plan to sell certain equipment related to certain research activities that have ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell.

During the December 2008 quarter, we reduced our near-term and long-term financial projections as a result of a sharp deterioration in the general business environment.  Accordingly, we performed an analysis of the carrying value of our goodwill and long-lived assets, principally intangible assets and property, equipment and leasehold improvements, for impairment. Consequently, we recorded impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets.

Other expense, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2010	October 2, 2009	January 2, 2009(1)	January 1, 2010	January 2, 2009(1)
Other expense, net	$(51)	$(41)	$(35)	$(92)	$(75)

(1)   As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The change in Net other expense for the December 2009 quarter from the immediately preceding quarter was primarily due to a $13 million write-down of an equity investment, partially offset by a $4 million decrease in interest expense resulting from the repayment of debt.

The change in Net other expense for the second quarter of fiscal 2010 compared to the same period in fiscal year 2009 was primarily due to a $13 million write-down of an equity investment, a $10 million decrease in gains from foreign currency remeasurements, a $9 million increase in interest expense resulting from higher average borrowing costs and a $4 million decrease in interest income as a result of lower yields on cash, cash equivalent and short-term investments.  These changes were partially offset by a $21 million loss related to our deferred compensation plan assets recorded in the December 2008 quarter.

The change in Net other expense for the first half of the fiscal year 2010 compared to the same period in fiscal year 2009 was primarily due to a $22 million increase in interest expense resulting from higher average borrowing costs, a $13 million write-down of an equity investment, a $9 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments and an $8 million non-recurring gain recognized on the sale of an equity investment in the first half of fiscal year 2009.  Additionally, Net other expense included a decrease in gains from foreign currency remeasurements of $10 million.  These increases were partially offset by a $45 million loss related to our deferred compensation plan assets recorded in the December 2008 quarter.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2010	October 2, 2009	January 2, 2009	January 1, 2010	January 2, 2009
Provision for (benefit from) income taxes	$(6)	$1	$316	$(5)	$300

Our income tax benefit recognized for the December 2009 quarter and for the first half of fiscal year 2010 included approximately $16 million and $27 million, respectively, of discrete tax benefits primarily for U.S. federal income tax legislative changes, release of tax reserves for settlements and expiration of certain statutes of limitations and the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets.  Our income tax provision for the September 2009 quarter included approximately $11 million of discrete tax benefits primarily for reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets and releases of tax reserves resulting from the expiration of certain statutes of limitations.

The Worker, Homeownership, and Business Assistance Act of 2009 (WHBA) was enacted on November 6, 2009. This law allows us to elect an increased carryback period for net operating losses (NOLs) incurred in 2008 or 2009 from two years to three, four or five years at our option. Approximately $11 million of income tax benefits were recognized as a result of this legislative change in the December 2009 quarter.

Our income tax benefit recorded for the December 2009 quarter and for the first half of fiscal year 2010 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) tax benefits from U.S. federal income tax legislative changes and the release of certain tax reserves as described above.

During the December 2009 quarter, our unrecognized tax benefits excluding interest and penalties decreased by $2 million to $116 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $116 million as of the December 2009 quarter, subject to certain future valuation allowance reversals. During the 12 months beginning January 2, 2010, we expect to reduce our unrecognized tax benefits by approximately $5 million as a result of tax positions being effectively settled and the expiration of certain statutes of limitations.

Our income tax provision for the comparative December 2008 quarter and for the first half of fiscal year 2009 included a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in our forecasted U.S. taxable income.  The goodwill impairment charges recorded in the December 2008 quarter and in the first half of fiscal year 2009 resulted in no tax benefits. The December 2008 quarter also included approximately $34 million of tax expense that otherwise would have been recorded in subsequent quarters of fiscal year 2009 absent a required change in the method for computing our annual effective tax rate.  As of the close of the December 2008 quarter, we were forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses could not be recognized. In addition, we also recorded income tax expense related to operations in certain of these loss jurisdictions. Pursuant to the accounting guidance provided in ASC 740-270-30-36a, Income Taxes, Interim Reporting (previously FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods), we were required to exclude these loss jurisdictions from our overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

Our income tax provision recorded for the comparative December 2008 quarter and for the first half of fiscal year 2009 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income (loss) before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) the tax benefit related to tax holidays and tax incentive programs, (iv) tax expense related to intercompany transactions, and

(v) the effect of applying the provisions of ASC 740-270-30-36a, as described above.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	January 1, 2010	July 3, 2009	Change
Cash and cash equivalents	$1,891	$1,427	$464
Short-term investments	201	114	87
Restricted cash and investments	118	508	(390)
Total	$2,210	$2,049	$161

The increase in cash and cash equivalents was primarily a result of cash provided by operating activities of $1,031 million and $42 million proceeds from employee stock option exercises and employee stock purchases, partially offset by the repayment of $350 million of our amended credit facility, capital expenditures of $192 million and a $89 million net increase in short-term investments.

The change in restricted cash and investments from the fiscal year ended July 3, 2009, was primarily due to the repayment of our $300 million floating rate senior notes at maturity and approximately $80 million of open market purchases.  These open market purchases were primarily for the repurchase of our 6.8% Convertible Senior Notes due April 2010 and 6.375% Senior Notes due October 2011.

We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of January 1, 2010.

The following table summarizes our statement of cash flows for the periods indicated:

	For the Six Months Ended
(Dollars in millions)	January 1, 2010	January 2, 2009

Net cash provided by (used in):
Operating activities	$1,031	$392
Investing activities	$(273)	$(475)
Financing activities	$(294)	$254
Net increase in cash and cash equivalents	$464	$171

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended January 1, 2010 was $1,031 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

•      an increase of $300 million in accounts receivable due to an increase in revenue;

•      an increase of $229 million in accounts payable mainly due to increased vendor purchases related to increased demand; and

•      an increase of $58 million in inventories due to an increase in production requirements.

Cash Used in Investing Activities

During the six months ended January 1, 2010, we used $273 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $192 million.

Throughout calendar year 2010, we anticipate ongoing component constraints across the supply chain,

including internally sourced components, which we believe will constrain disk drive supply relative to demand. In this environment, we expect to make capacity additions, with the continued objective of maintaining a balance of supply and demand.  This objective will allow us to optimize our production volumes and product mix to meet customer needs. Accordingly, we have raised our anticipated fiscal year 2010 capital spending to approximately $750 million.  We will continue to evaluate business requirements and raise or lower our capital investments to the appropriate levels.

Cash Used in Financing Activities

Net cash used in financing activities of $294 million for the six months ended January 1, 2010 was primarily attributable to the full repayment of our $350 million amended credit facility, offset by approximately $42 million in cash from employee stock option exercises and employee stock purchases.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of January 1, 2010, consisted of: (1) approximately $2.1 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million credit facility, which the full amount is available for borrowing and is committed until 2011. We also had restricted cash and investments that primarily included $83 million available for the payment of employee deferred compensation liabilities under our non-qualified deferred compensation plan.

Our liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, and to fund scheduled payments of principal and interest on our indebtedness.  Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. Included in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of January 1, 2010 are $77 million of 6.8% Convertible Senior Notes due April 30, 2010.

In the six months ended January 1, 2010, we repaid the $350 million previously drawn on our credit facility.  In addition, our $300 million floating rate senior notes were due and paid on October 1, 2009.  We also repurchased approximately $80 million of various debt issues on the open market to reduce our outstanding debt obligations.

As of January 1, 2010, we were in compliance with all of the covenants under our credit facility. Based on our current outlook, we expect to be in compliance with these covenants over the next 12 months.

On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program.  The repurchase program authorizes us to repurchase shares of our common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. For the three months ended January 1, 2010, our total shares used in the determination of diluted net income per share was approximately 520 million shares.  The timing and number of shares to be repurchased by us will be dependent on general business and market conditions, cash flows generated by future operations, the price of our common shares, cash requirements for other investing and financing activities, and maintaining compliance with our debt covenants. The authority for the Anti-dilution Share Repurchase Program will continue until terminated by our Board of Directors.

We continue to evaluate  and manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of January 1, 2010 have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2010	2011- 2012	2013- 2014	Thereafter

Contractual Cash Obligations:
Long term debt(1)	$2,047	$98	$593	$756	$600
Interest payments on long-term debt	583	68	241	172	102
Capital expenditures	304	279	25	—	—
Operating leases(2)	248	23	88	44	93
Purchase obligations(3)	685	242	443	—	—
Subtotal	3,867	710	1,390	972	795
Commitments:
Letters of credit or bank guarantees	15	6	9	—	—
Total	$3,882	$716	$1,399	$972	$795

(1)          Included in debt for fiscal year 2013 is the principal amount of $326 million related to our 2.375% Notes which is payable upon the conversion of the 2.375% Notes. The 2.375% Notes are currently nonconvertible as our shares traded below 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the first quarter of fiscal year 2010. As a result, the 2.375% Notes are classified as Long-term debt on our Consolidated Balance Sheet at January 1, 2010.

(2)          Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)          Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of January 1, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $63 million, none of which is expected to be paid within twelve months. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of January 1, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

We have updated the following critical accounting policies to describe current activity.

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

While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more competitive than we anticipated, accruals for forward price protection rebates may be inadequate. In periods when pricing is less competitive, accruals for forward price protection rebates may exceed actual payments.  In addition, during periods in which our distributors’ inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, our distributors’ inventories are at the low end of the historical range.

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2007 through 2009, total sales programs have ranged from 9% to 12% of gross revenues. In the first half of fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting primarily from constrained industry supply.  This better than anticipated pricing environment resulted in a 0.8% favorable adjustment to revenue as estimated contra-revenue rebates (such as forward price protection) accrued in prior periods for the sell through of channel inventory were higher than actual payments.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2007 through 2009. Any future shifts in the industry supply-demand balance as well as other factors may result in a return to a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

The actual results with regard to warranty expenditures could have a material effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims are greater or less than that which we have used in estimating the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disk drives. To the extent such sales fall below or exceed our forecast, warranty cost will respectively,  be adversely or favorably impacted.

Our warranty cost has ranged from approximately 2% to 2.5% of revenue during fiscal years 2007 through 2009. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. Since fiscal year 2007, changes in estimates of prior warranty accruals have approximated 0.5% or less of revenue. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.   In the first half of fiscal year 2010, the cost of new warranties issued (exclusive of the impact of re-estimates of prior warranty liabilities) were within the historical range and amounted to approximately 2.1% of revenue.  During the first half of fiscal 2010,  total warranty cost decreased to 1.4% of revenue due to a favorable re-estimate of pre-existing liabilities related to a change to a lower cost repair vendor and other efforts to better leverage our warranty service infrastructure.

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

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates and equity and bond markets. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our credit facility. At January 1, 2010, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no marketable securities were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have both fixed and variable rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of January 1, 2010. All short-term investments mature in three years or less. Long-term debt due in fiscal year 2013 includes the principal amount of $326 million related to our 2.375% Notes, which may be payable earlier if converted. These notes are currently not convertible.

Fiscal Years Ended	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value January 1, 2010
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,753	$—	$—	$—	$—	$—	$1,753	$1,753
Average interest rate	0.10%						0.10%

Short-term investments:
Fixed rate	$97	$79	$20	$2	$—	$—	$198	$201
Average interest rate	2.41%	2.84%	3.02%	5.25%			2.67%

Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$20	$20	$18
Average interest rate						1.84%	1.84%

Total investment securities	$1,850	$79	$20	$2	$—	$20	$1,971	$1,972
Average interest rate	0.22%	2.84%	3.02%	5.25%		1.84%	0.37%

Long-Term Debt
Fixed rate	$82	$5	$588	$326	$430	$600	$2,031	$2,139
Average interest rate	6.74%	5.75%	6.35%	2.38%	10.00%	6.80%	6.63%

Variable rate	$15						$15	$15
Average interest rate	4.06%						4.06%

Foreign Currency Exchange Risk.  We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the six months ended January 1, 2010 and fiscal years 2009 and 2008, we did not enter into any hedges of net investments in foreign operations.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging (previously SFAS 161, Disclosures About Derivative Instruments and Hedging Activities). All these forward contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the six months ended January 1, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

The table below provides information as of January 1, 2010 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$512	33.51	$3
Singapore dollar	117	1.40	—
Euro dollar	14	1.46	—
Czech koruna	8	17.49	(1)
British pound	2	1.62	—
Total	$653		$2

(1)          Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of January 1, 2010, our disclosure controls and procedures were effective.  During the quarter ended January 1, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended January 1, 2010 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

We did not repurchase any of our common shares during the three months ended January 1, 2010.  As of January 1, 2010, we had approximately $2.0 billion available to repurchase our common shares under the February 2008 stock repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Our 2009 Annual Meeting of Shareholders was held on October 28, 2009.  The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)          The shareholders elected the following directors to serve for the ensuing year or until their successors are elected:

	For	Against	Abstain
Stephen J. Luczo	433,557,215	7,558,346	362,462
Frank J. Biondi	430,960,615	10,102,091	415,317
William W. Bradley	433,203,066	6,853,254	421,703
David F. Marquardt	432,517,365	8,521,319	439,339
Lydia M. Marshall	435,706,332	5,343,241	428,451
C.S. Park	429,801,539	8,894,282	2,782,203
Albert A. Pimental	435,772,581	5,278,681	426,762
Gregorio Reyes	431,464,856	7,505,779	2,507,388
John W Thompson	421,139,265	19,913,115	425,643
Edward J. Zander	427,693,320	13,409,395	375,308

2)          The shareholders approved an increase in common shares under the Seagate Technology’s Employee Stock Purchase Plan.

For	Against	Abstain
388,558,935	4,383,817	1,109,729

3)          The shareholders ratified the appointment of Ernst & Young LLP to serve as independent registered accounting firm of Seagate Technology for the fiscal year ending July 2, 2010.

For	Against	Abstain
439,439,770	1,786,957	251,296

ITEM 5.  OTHER INFORMATION

The following information is being provided pursuant to “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 8.01 Other Events” of Form 8-K.

(e) On January 27, 2010, the Board of Directors (the “Board”) of Seagate Technology (the “Company”), upon recommendation of the Compensation Committee of the Board, approved the restoration of the annual base salaries, effective February 1, 2010, of the Named Executive Officers named in the Company’s Proxy Statement dated September 18, 2009.  In connection with previously announced measures designed to lower the Company’s cost structure, the salaries for the Named Executive Officers other than William Mosley were temporarily reduced by 25% on February 2, 2009.  Mr. Mosley was not a Named Executive Officer at the time the Board approved the 25% salary reduction applicable to Named Executive Officers, and his salary was reduced by 20% consistent with his then-level of Senior Vice President.  The Board approved the restored salary levels based on improved business conditions.

In addition to the salary restoration applicable to all Named Executive Officers, Patrick O’Malley also received an increase to his base salary of approximately $35,000 effective February 1, 2010.  The current base salary levels for the Named Executive Officers are set forth in the table below, and they reflect the conversion of a cash perquisite allowance of approximately $24,000 into base salary effective July 1, 2009.

Annual Base
NAME AND POSITION	Salary
Stephen J. Luczo, Chairman, President and Chief Executive Officer	$1,024,026
Patrick J. O’Malley, Executive Vice President and Chief Financial Officer	549,037
Robert W. Whitmore, Executive Vice President and Chief Technology Officer	674,024
William D. Mosley, Executive Vice President, Sales, Marketing and Product Line Management	524,035
D. Kurt Richarz, Executive Vice President, Sales	474,032

Compensation Arrangements for Members of the Board of Directors

On January 27, 2010, the Board also approved restored cash compensation levels for Board and committee service, which had been temporarily reduced by 15% on January 29, 2009. The revised Summary description of Seagate Technology’s compensation policy for non-management members of the board of directors is attached hereto as exhibit 10.13, and incorporated herein by reference.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04

4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

10.1	Second Amended and Restated Credit Agreement, dated as of April 3, 2009, by and among Seagate Technology, Seagate Technology HDD Holdings, as Borrower, the Lenders Party Thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and BNP Paribas, Keybank National Association, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents.	8-K	001-31560	10.1	04/06/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan					X

10.3+	Seagate Technology 2001 Share Option Plan	S-8	333-101848	10	12/13/02

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology 2004 Stock Compensation Plan					X

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12	Seagate Technology Employee Stock Purchase Plan (as amended and restated)	10-Q	001-31560	10.12	11/04/09

10.13+	Summary description of Seagate Technology’s Compensation Policy for Non-Management Members of the Board of Directors					X

10.14*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06

10.16†	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of May 7, 2003	10-Q	001-16447	4.1	05/13/03

10.17	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of May 7, 2003	8-K	001-31560	10.4	05/25/06

10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.17	02/10/09

10.19+	Form of Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology	10-Q	001-31560	10.18	02/10/09

10.19(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)	10-Q	001-31560	10.18(a)	02/10/09

10.20+	Form of Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19	02/10/09

10.20(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19(a)	02/10/09

10.21+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.22+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.21	02/10/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.24+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09

10.25+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope	10-Q	001-31560	10.24	02/10/09

10.26+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.27+	Form of Separation and Release Agreement for Brian Dexheimer	10-K	001-31560	10.26	08/19/09

10.28+	Summary of Compensation Arrangements for Robert Whitmore	10-Q	001-31560	10.27	02/10/09

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

SEAGATE TECHNOLOGY

DATE:	February 1, 2010	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 1, 2010	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)