Form 10-Q
period 2010-04-02
Seagate Technology
filed 2010-05-05
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of April 29, 2010, 487,436,503 shares of the registrant’s common shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 2, 2010	July 3, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$1,427
Short-term investments	214	114
Restricted cash and investments	103	508
Accounts receivable, net	1,451	1,033
Inventories	685	587
Deferred income taxes	81	97
Other current assets	560	528
Total current assets	5,156	4,294
Property, equipment and leasehold improvements, net	2,054	2,229
Deferred income taxes	384	372
Other assets, net	153	192

Total Assets	$7,747	$7,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$350
Accounts payable	1,895	1,573
Accrued employee compensation	214	144
Accrued warranty	193	213
Accrued expenses	445	483
Accrued income taxes	12	10
Current portion of long-term debt	377	421
Total current liabilities	3,136	3,194
Long-term accrued warranty	201	224
Long-term accrued income taxes	60	69
Other non-current liabilities	95	120
Long-term debt, less current portion	1,598	1,926

Total Liabilities	5,090	5,533

Commitments and contingencies (See Notes 10 and 12)

Shareholders’ equity:
Common shares and additional paid-in capital	3,827	3,708
Accumulated other comprehensive income (loss)	(1)	(6)
Retained earnings (accumulated deficit)	(1,169)	(2,148)
Total Shareholders’ Equity	2,657	1,554

Total Liabilities and Shareholders’ Equity	$7,747	$7,087

(a)    The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2009, as adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 2, 2010	April 3, 2009(a)	April 2, 2010	April 3, 2009(a)

Revenue	$3,049	$2,150	$8,738	$7,452

Cost of revenue	2,148	1,997	6,261	6,457
Product development	224	243	658	738
Marketing and administrative	105	134	323	424
Amortization of intangibles	8	13	23	41
Restructuring and other, net	4	25	50	126
Impairment of goodwill and long-lived assets	—	—	64	2,320
Total operating expenses	2,489	2,412	7,379	10,106

Income (loss) from operations	560	(262)	1,359	(2,654)

Interest income	2	3	4	15
Interest expense	(41)	(37)	(127)	(102)
Other, net	1	5	(7)	(17)
Other income (expense), net	(38)	(29)	(130)	(104)

Income (loss) before income taxes	522	(291)	1,229	(2,758)
Provision for (benefit from) income taxes	4	(16)	(1)	284
Net income (loss)	$518	$(275)	$1,230	$(3,042)

Net income (loss) per share:
Basic	$1.05	$(0.56)	$2.48	$(6.25)
Diluted	1.00	(0.56)	2.38	(6.25)
Number of shares used in per share calculations:
Basic	493	489	495	487
Diluted	520	489	519	487

Dividends declared per share	$—	$0.03	$—	$0.27

(a)    As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	April 2, 2010	April 3, 2009(a)
OPERATING ACTIVITIES
Net income (loss)	$1,230	$(3,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584	707
Stock-based compensation	38	70
Impairment of goodwill and long-lived assets	64	2,320
Deferred income taxes	10	295
Other non-cash operating activities, net	22	(1)
Changes in operating assets and liabilities:
Accounts receivable	(418)	534
Inventories	(98)	368
Accounts payable	242	(263)
Accrued employee compensation	70	(323)
Accrued expenses and warranty	(124)	(150)
Other assets and liabilities	(12)	116
Net cash provided by (used in) operating activities	1,608	631

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(372)	(553)
Purchases of short-term investments	(278)	(124)
Maturities and sales of short-term investments	176	146
Decrease in restricted cash and investments	26	—
Proceeds from sale of investment in equity securities	—	11
Other investing activities, net	1	8
Net cash provided by (used in) investing activities	(447)	(512)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	15	350
Repayment of short-term borrowings	(365)	—
Repayment of long-term debt	(385)	(20)
Decrease in restricted cash and investments	379	—
Proceeds from exercise of employee stock options and employee stock purchase plan	81	45
Repurchases of common shares	(251)	—
Dividends to shareholders	—	(132)
Net cash provided by (used in) financing activities	(526)	243
Increase (decrease) in cash and cash equivalents	635	362
Cash and cash equivalents at the beginning of the period	1,427	990
Cash and cash equivalents at the end of the period	$2,062	$1,352

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$114	$108
Cash paid for income taxes, net of refunds	7	9

(a)    As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended April 2, 2010

(In millions)

(Unaudited)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 3, 2009 (a)	493	$—	$3,708	$(6)	$(2,148)	$1,554
Comprehensive income, net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	5	—	5
Net income	—	—	—	—	1,230	1,230
Comprehensive income						1,235
Issuance of common shares related to employee stock options and employee stock purchase plan	9	—	81	—	—	81
Repurchases of common shares	(13)	—	—	—	(251)	(251)
Stock-based compensation	—	—	38	—	—	38
Balance at April 2, 2010	489	$—	$3,827	$(1)	$(1,169)	$2,657

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements include the accounts of Seagate Technology (“Seagate” or the “Company”) and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented.  Such adjustments are of a normal and recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 3, 2009 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 19, 2009.  The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 3, 2009 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended April 2, 2010, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 2, 2010.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended April 2, 2010 consisted of 13 weeks and 39 weeks, respectively.  The three and nine months ended April 3, 2009 consisted of 13 weeks and 40 weeks, respectively. Fiscal year 2010 will be comprised of 52 weeks and will end on July 2, 2010.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.  Balance Sheet Information

Investments

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

The following is a summary of the fair value of available-for-sale securities at April 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Money market funds	$756	$—	$756
Commercial paper	1,087	—	1,087
U.S. treasuries and agency bonds	140	1	141
Corporate bonds	78	—	78
International treasuries	10	—	10
Certificates of deposit	25	—	25
Auction rate securities	20	(2)	18
Municipal bonds	4	—	4
Total	$2,120	$(1)	$2,119
Included in cash and cash equivalents			$1,887
Included in short term investments			214
Included in other assets, net			18
Total			$2,119

As of April 2, 2010, with the exception of the Company’s auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no marketable securities were other-than-temporarily impaired (see Note 7).

The fair value of the Company’s investment in debt securities at April 2, 2010, by remaining contractual maturity, was as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Due in less than 1 year	$2,035	$—	$2,035
Due in 1 to 3 years	65	1	66
Thereafter	20	(2)	18
Total	$2,120	$(1)	$2,119

The following is a summary of the fair value of available-for-sale securities at July 3, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Money market funds	$914	$—	$914
Commercial paper	348	—	348
U.S. treasuries and agency bonds	52	1	53
Certificates of deposit	50	—	50
Auction rate securities	21	(3)	18
Corporate bonds	16	—	16
Municipal bonds	14	—	14
Total	$1,415	$(2)	$1,413
Included in cash and cash equivalents			$1,281
Included in short term investments			114
Included in other assets, net			18
Total			$1,413

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (continued)

The fair value of the Company’s investment in debt securities at July 3, 2009, by remaining contractual maturity, was as follows:

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

Restricted Cash and Investments

As of April 2, 2010, the Company’s restricted cash and investments of $103 million consisted of $74 million cash held in trust for payment of its deferred compensation plan liabilities and $29 million in cash collateral held at banks for various performance obligations. As of July 3, 2009, the Company’s restricted cash and investments of $508 million consisted primarily of $380 million of proceeds from the issuance of the Company’s 10% Senior Secured Second-Priority Notes due May 2014 held in escrow for repayment or repurchase of debt, $85 million of cash held in trust for payment of its deferred compensation plan liabilities, and $43 million in cash collateral held at banks for various performance obligations.

Accounts Receivable, net

(Dollars in millions)	April 2, 2010	July 3, 2009
Accounts receivable	$1,461	$1,043
Allowance for doubtful accounts	(10)	(10)
	$1,451	$1,033

Inventories

(Dollars in millions)	April 2, 2010	July 3, 2009
Raw materials and components	$241	$201
Work-in-process	159	120
Finished goods	285	266
	$685	$587

Other Current Assets

(Dollars in millions)	April 2, 2010	July 3, 2009
Vendor non-trade receivables	$367	$326
Other	193	202
	$560	$528

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Balance Sheet Information (continued)

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	April 2, 2010	July 3, 2009
Property, equipment and leasehold improvements	$6,516	$6,267
Accumulated depreciation and amortization	(4,462)	(4,038)
	$2,054	$2,229

3.  Restructuring and Exit Costs

The following table summarizes the Company’s restructuring activities for the nine months ended April 2, 2010:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 3, 2009	$61	$40	$—	$101
Restructuring charges	37	6	3	46
Cash payments	(52)	(4)	(2)	(58)
Accrual balances at October 2, 2009	46	42	1	89
Restructuring charges	1	1	1	3
Cash payments	(2)	(4)	(1)	(7)
Adjustments	(3)	—	—	(3)
Accrual balances at January 1, 2010	42	39	1	82
Restructuring charges	3	—	1	4
Cash payments	(3)	(4)	(2)	(9)
Accrual balances at April 2, 2010	$42	$35	$—	$77

Of the $77 million accrued restructuring balance at April 2, 2010, $55 million is included in Accrued expenses and $22 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.  The Company’s significant restructuring plans are described below.

2010 Plan.  During the three months ended April 2, 2010, the Company recorded $3 million related to employee termination costs for a new plan as a result of the Company’s ongoing focus on cost efficiencies in all areas of its business.

AMK Plan. In August 2009, the Company announced that it will close its AMK facility in Singapore by the end of calendar year 2010. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company’s Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs.  During the nine months ended April 2, 2010, the Company accrued total restructuring charges of $38 million related to estimated post-employment benefits for the AMK Plan.  No cash payments were made relating to this plan during the nine months ended April 2, 2010.

January and May 2009 Plans. From inception of the Company’s restructuring plans announced in January and May of 2009 through April 2, 2010, the Company has recorded restructuring charges of approximately $167 million primarily related to post employment benefits. These plans are expected to result in total restructuring charges of approximately $170 million. The Company made cash payments of $4 million and $59 million relating to these plans during the three and nine months ended April 2, 2010, respectively. The January and May 2009 Plans were substantially complete by April 2, 2010.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.  Restructuring and Exit Costs (continued)

Pittsburgh and Milpitas Closures.  The Company announced the closure of its research facility in Pittsburgh, Pennsylvania and its media manufacturing facility in Milpitas, California in September 2008 and July 2008, respectively. Operations at these facilities ceased during fiscal year 2009. From the inception of these plans through April 2, 2010, the Company has recorded restructuring related charges of approximately $108 million, including $1 million and $9 million of restructuring costs recorded in the three and nine months ended April 2, 2010, respectively. These closures are expected to result in total charges of approximately $110 million. The Company made cash payments of $2 million and $7 million relating to these plans during the three and nine months ended April 2, 2010, respectively.  The remaining balance of $11 million as of April 2, 2010 is associated with facility lease obligations. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

Maxtor and Other.  The Company recorded certain exit costs aggregating $265 million through April 2, 2010 related to its acquisition of Maxtor Corporation (“Maxtor”). During the three and nine months ended April 2, 2010, the Company made cash payments on these restructuring plans of $3 million and $8 million, respectively.  The remaining balance of $23 million, as of April 2, 2010, is primarily associated with the exit of certain facilities. Payment of these exit costs are expected to continue through the end of fiscal year 2016.

4.  Debt and Convertible Notes

Short-term Borrowings

During the nine months ended April 2, 2010, the Company entered into $15 million of short-term borrowings, which were repaid in the three months ended April 2, 2010.

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

The 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”) require semi-annual interest payments payable on April 30 and October 30.  The 6.8% Notes were originally assumed in the business combination with Maxtor on May 19, 2006 and were recorded as long-term debt at par value of $136 million and a substantial premium of $17 million, which was recorded to Additional paid-in capital.  The debt component of the 6.8% Notes at acquisition was determined to be $136 million, based on the contractual cash flows discounted at 6.8%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result, implementation of the new requirements had no effect on the accounting for the 6.8% Notes.  On April 30, 2010, the Company repaid the remaining balance of $77 million in cash for its 6.8% Notes upon maturity.

The 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) require semi-annual interest payments payable on February 15 and August 15.  The 2.375% Notes were originally assumed in the business combination with Maxtor on May 19, 2006 and were recorded as Current portion of long-term debt at par value of $326 million and a substantial premium of $157 million, which was recorded to Additional paid-in capital.  The debt component of the 2.375% Notes at acquisition was determined to be $252 million, based on the contractual cash flows discounted at 6.9%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006.  As a result of implementing the new standard, $74 million was recorded as an increase to Additional paid-in capital and a corresponding debt discount as of the date of acquisition.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The following illustrates the retrospective impact of implementing the provisions of the change in accounting for convertible debt on the previously stated Condensed Consolidated Statement of Operations for the three and nine months ended April 3, 2009:

Retrospective Impact on the Condensed Consolidated Statement of Operations

	Three Months Ended April 3, 2009			Nine Months Ended April 3, 2009
(Dollars in millions)	As Originally Stated	Effect of Change in Accounting	Restated	As Originally Stated	Effect of Change in Accounting	Restated
Impairment of goodwill and long-lived assets	$—	$—	$—	$2,290	$30	$2,320
Interest expense	(35)	(2)	(37)	(95)	(7)	(102)
Net income (loss)	(273)	(2)	(275)	(3,005)	(37)	(3,042)
Net income (loss) per share:
Basic	$(0.56)	$—	$(0.56)	$(6.17)	$(0.08)	$(6.25)
Diluted	(0.56)	—	(0.56)	(6.17)	(0.08)	(6.25)

There was no net impact resulting from this accounting change on the Company’s cash flows from operating activities, investing activities or financing activities as reflected in the Condensed Consolidated Statements of Cash Flows.

The following table presents information regarding the equity and liability components of the 2.375% and 6.8% Notes as of April 2, 2010 and July 3, 2009:

	As of
(Dollars in millions)	April 2, 2010	July 3, 2009 Restated

2.375% Notes
Principal amount	$326	$326
Unamortized discount	(32)	(40)
Liability component	$294	$286
Equity component	$231	$231
6.8% Notes
Principal amount and liability component	$77	$116
Equity component	$17	$17

The remaining discount on the 2.375% Notes will continue to be amortized until maturity of the 2.375% Notes in August 2012.  The effective interest rate, contractual interest expense and amortization of debt discount for the 2.375% Notes for the three and nine months ended April 2, 2010 and April 3, 2009 were as follows:

	The Three Months Ended		The Nine Months Ended
(Dollars in millions, except for percentages)	April 2, 2010	April 3, 2009 Restated	April 2, 2010	April 3, 2009 Restated

Effective interest rate	6.9%	6.9%	6.9%	6.9%
Interest expense – contractual	$2	$2	$6	$6
Interest expense – amortization of debt discount due to change in accounting	$3	$3	$9	$9

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.  Debt and Convertible Notes (continued)

The 2.375% and 6.8% Notes may, subject to certain conditions, be converted into the Company’s common shares based on a conversion rate of 60.2074 and 30.1733 shares, respectively, per $1,000 principal amount of notes, which represents a conversion price of approximately $16.61 and $33.14 per share, respectively.  As of April 2, 2010, the conversion value exceeded the principal value on the 2.375% Notes by approximately $47 million. The 2.375% Notes are convertible as of April 3, 2010, as the Company’s shares traded above 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the third quarter of fiscal year 2010. As a result, the 2.375% Notes have been reclassified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at April 2, 2010. As of April 2, 2010, the principal value exceeded the conversion value on the 6.8% Notes.

5.  Income Taxes

The income tax provision for the three months ended April 2, 2010 included approximately $11 million of discrete tax benefits primarily for reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets and release of tax reserves as a result of the U.S. 9th Circuit Court of Appeals’ affirmation of the Tax Court decision in Xilinx v Commissioner. The income tax benefit recognized for the nine months ended April 2, 2010 included approximately $39 million of discrete tax benefits primarily for the release of tax reserves associated with settlements, expiration of certain statutes of limitations, and the U.S. 9th Circuit Court decision, as described above, the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets, and U.S. federal income tax legislative changes.

The Company’s income tax provision and benefit recorded for the three and nine months ended April 2, 2010 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain non-U.S. deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) release of certain tax reserves as described above.

During the three months ended April 2, 2010, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $2 million to $114 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $114 million as of April 2, 2010, subject to certain future valuation allowance reversals.  During the 12 months beginning April 3, 2010, the Company expects to reduce its unrecognized tax benefits by approximately $5 million primarily as a result of the expiration of certain statutes of limitations.

The income tax benefit recognized for the comparative three months ended April 3, 2009 resulted primarily from the reversal of a portion of the income tax expense the Company previously recorded in the six months ended January 2, 2009 as a result of reductions in forecasted income from operations conducted in certain jurisdictions. The income tax provision for the comparative nine months ended April 3, 2009 included a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in the Company’s forecasted U.S. taxable income. The goodwill impairment charges recorded in the comparative nine months ended April 3, 2009 resulted in no tax benefits. As of the close of the period ended April 3, 2009, the Company was forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses could not be recognized.  Pursuant to the accounting guidance provided in ASC 740-270-30-36a, Income Taxes, Interim Reporting (formerly FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods), the Company was required to exclude these loss jurisdictions from its overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

The income tax benefit recognized for the comparative three months ended April 3, 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i) applying the provisions of ASC 740-270-30-36a as described above, (ii) the tax benefit related to tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, and (iv) an increase in the Company’s valuation allowance for certain deferred tax assets. The income tax provision recorded for the comparative nine months ended April 3, 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in the Company’s valuation allowance for certain deferred tax assets, (iii) the tax benefit related to the tax holidays and tax incentive programs, and (iv) tax expense related to intercompany transactions.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s unrealized net losses on cash flow hedges included in Other comprehensive income (loss) (OCI) as of April 2, 2010 and July 3, 2009, respectively, were not material.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in OCI are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of April 2, 2010, the Company’s existing foreign currency forward exchange contracts are expected to mature within 12 months. The deferred amount currently recorded in OCI and expected to be recognized into earnings is not material.

As of April 2, 2010, the total notional value of the Company’s outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under ASC 815	Contracts Not Qualifying as Hedges Under ASC 815
Thai baht	$260	$193
Singapore dollars	65	12
Euro	10	—
Yen	6	—
Czech koruna	—	11
British pounds	1	—
	$342	$216

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation (NQDC) plan. In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the NQDC plan liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the NQDC plan liability due to changes in the value of the investment options made by employees. As of April 2, 2010, the notional investments underlying the TRS amounted to $80 million. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS required the Company to pledge initial collateral of $18 million to the counterparty for the term of the contract. During the quarter ended April 2, 2010, the amount required to be pledged on an ongoing basis was decreased to $9 million. Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS.  The cash pledged is recorded as restricted cash. The Company did not designate the TRS as a hedge in accordance with ASC 815, Derivatives and Hedging (previously SFAS 161, Disclosures About Derivative Instruments and Hedging Activities). Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the NQDC plan liabilities.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of April 2, 2010:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$(1)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$6	Accrued expenses	$—
Total return swap	Other current liabilities	1	Accrued expenses	—
Total derivatives		$12		$(1)

The following tables show the effect of the Company’s derivative instruments on OCI and the Condensed Consolidated Statement of Operations for the three and nine months ended April 2, 2010:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Nine Months Ended April 2, 2010

Location of
Gain or (Loss)
			Location of			Recognized in	Amount of Gain or
			Gain or (Loss)	Amount of Gain or		Income on	(Loss) Recognized in
	Amount of Gain or		Reclassified	(Loss) Reclassified from		Derivative	Income (Ineffective
	(Loss) Recognized in		from	Accumulated OCI into		(Ineffective	Portion and Amount
	OCI on Derivatives		Accumulated	Income (Effective		Portion and	Excluded from
	(Effective Portion)		OCI into	Portion)		Amount	Effectiveness Testing) (a)
	For the	For the	Income	For the	For the	Excluded from	For the	For the
Derivatives Designated as Cash	Three	Nine	(Effective	Three	Nine	Effectiveness	Three	Nine
Flow Hedges under ASC 815	Months	Months	Portion)	Months	Months	Testing)	Months	Months
(Dollars in millions)
Foreign exchange forward contracts	$6	$11	Cost of revenue	$2	$6	Cost of revenue	$—	$1

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

		Amount of Gain or (Loss) Recognized in Income on
	Location of Gain or (Loss)	Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on	For the Three	For the Nine
under ASC 815	Derivatives	Months	Months
(Dollars in millions)
Foreign exchange forward contracts	Other, net	$8	$12
Total return swap	Operating expenses	4	17
		$12	$29

(a) The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the three and nine months ended April 2, 2010, respectively.

Net foreign currency losses included in the determination of consolidated net income (loss) were approximately $2 million for the three months ended April 2, 2010. Net foreign currency gains included in the determination of consolidated net income (loss) were approximately $4 million for the nine months ended April 2, 2010.

The following tables show the effect of the Company’s derivative instruments on OCI and the Condensed Consolidated Statement of Operations for the three and nine months ended April 3, 2009:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Nine Months Ended April 3, 2009

Location of
Gain or (Loss)
			Location of			Recognized in	Amount of Gain or
			Gain or (Loss)	Amount of Gain or		Income on	(Loss) Recognized in
	Amount of Gain or		Reclassified	(Loss) Reclassified from		Derivative	Income (Ineffective
	(Loss) Recognized in		from	Accumulated OCI into		(Ineffective	Portion and Amount
	OCI on Derivatives		Accumulated	Income (Effective		Portion and	Excluded from
	(Effective Portion)		OCI into	Portion)		Amount	Effectiveness Testing) (a)
Derivatives Designated as Cash	For the	For the	Income	For the	For the	Excluded from	For the	For the
Flow Hedges under ASC 815	Three	Nine	(Effective	Three	Nine	Effectiveness	Three	Nine
(formerly FAS 133)	Months	Months	Portion)	Months	Months	Testing)	Months	Months
(Dollars in millions)
Foreign exchange forward contracts	$(4)	$(27)	Cost of revenue	$(11)	$(32)	Cost of revenue	$—	$(1)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.  Derivative Financial Instruments (continued)

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
Hedging Instruments under ASC 815 (formerly FAS 133)	Recognized in Income on Derivatives	For the Three Months	For the Nine Months
(Dollars in millions)
Foreign exchange forward contracts	Other, net	$—	$(25)

(a) The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationships and $0 million and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the three and nine months ended April 3, 2009, respectively.

Net foreign currency losses included in the determination of consolidated net income (loss) were approximately $1 million and $8 million for the three and nine months ended April 3, 2009, respectively.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 1 —	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 —

Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets; or significant inputs that are observable, either directly or indirectly; or

Level 3 —	Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.  Fair Value (continued)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 2, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$756	$—	$—	$756
Commercial paper	—	1,087	—	1,087
U.S. treasuries and agency bonds	—	141	—	141
Corporate bonds	—	78	—	78
International treasuries	—	10	—	10
Municipal bonds	—	4	—	4
Total Cash Equivalents and Marketable Securities	756	1,320	—	2,076

Restricted Cash and Investments:
Money market funds	83	—	—	83
Certificates of deposit	—	6	—	6
Auction rate securities	—	—	18	18
Derivative assets	—	12	—	12
Total Assets	$839	$1,338	$18	$2,195

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total Liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$756	$1,106	$—	$1,862
Short-term investments	—	214	—	214
Restricted cash and investments	83	6	—	89
Other current assets	—	12	—	12
Other assets, net	—	—	18	18
Total Assets	$839	$1,338	$18	$2,195
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total Liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.  Fair Value (continued)

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities.  For the cash equivalents and marketable securities in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 2, 2010, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and a total return swap.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $20  million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the fiscal quarter ended March 28, 2008, these securities failed to settle at auction and have continued to fail through April 2, 2010. Since there is no active market for these securities, the Company valued them using a pricing model provided by a third party valuation firm. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.  Fair Value (continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended April 2, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 3, 2009	$18
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses) (2)	—
Balance at April 2, 2010	$18

(1)	Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statements of Operations.
(2)

Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis as of April 2, 2010.

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Assets held for sale	$—	$—	$11	$11
Equity investment	$—	$—	$4	$4

On September 29, 2009, the Company committed to a plan to sell certain equipment related to certain research activities that have ceased.  The Company expects the sale of these assets to be completed no later than the end of its first quarter of fiscal year 2011.  The Company recognized a charge of $64 million in Impairment of long-lived assets in its Condensed Consolidated Statement of Operations for the nine months ended April 2, 2010 in order to write down the carrying amount of these assets to estimated fair value less costs to sell.  The Company used a combination of the market and cost approaches in order to determine the fair value of assets held for sale.  The methodology employed involved applying market derived factors, which represented the discount that a market participant would expect to pay for a used asset based on estimated replacement cost.  The discounts applied to replacement costs, which consider all forms of physical, functional and economic obsolescence, were obtained from discussions with brokers and other market participants.  As the valuation of the Company’s assets held for sale contain unobservable inputs, they have been classified as Level 3.  These Assets held for sale are included in Other current assets on the Condensed Consolidated Balance Sheet as of April 2, 2010.

As of January 1, 2010, the Company determined that one of its equity investments accounted for under the cost method was other-than-temporarily impaired.  As such, the Company recognized a charge of $13 million in Other, net in its Condensed Consolidated Statements of Operations for the nine months ended April 2, 2010 in order to write down the carrying amount of the investment to estimated fair value.  Since there is no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach to estimate the fair value of its underlying intellectual property assets.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.  Fair Value (continued)

Other Fair Value Disclosures

The Company’s debt is carried at cost.  The following table represents the fair value of the Company’s debt:

	April 2, 2010		July 3, 2009(a)
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

LIBOR Based Credit Facility	$—	$—	$350	$350
Capital Leases	2	2	—	—
10.0% Senior Secured Second-Priority Notes due May 2014	413	489	410	445
Floating Rate Senior Notes due October 2009	—	—	300	299
6.8% Convertible Senior Notes due April 2010	77	77	116	116
6.375% Senior Notes due October 2011	559	580	599	581
5.75% Subordinated Debentures due March 2012	31	32	37	35
2.375% Convertible Senior Notes due August 2012	294	376	286	283
6.8% Senior Notes due October 2016	599	606	599	550
	1,975	2,162	2,697	2,659
Less short-term borrowings and current portion of long-term debt	(377)	(458)	(771)	(769)
Long-term debt, less current portion	$1,598	$1,704	$1,926	$1,890

(a)           As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

8.   Shareholders’ Equity

Issuance of Common Shares

During the nine months ended April 2, 2010, the Company issued approximately 5 million of its common shares from the exercise of stock options and approximately 4 million of its common shares related to the Company’s Employee Stock Purchase Plan (“ESPP”).

Seagate Technology 2001 Share Option Plan — As of April 2, 2010, there were approximately 3 million common shares available for issuance under the Seagate Technology 2001 Share Option Plan.

Seagate Technology 2004 Stock Compensation Plan — As of April 2, 2010, there were approximately 17 million common shares available for issuance under the Seagate Technology 2004 Stock Compensation Plan.

Stock Purchase Plan —As of April 2, 2010, there were approximately 10 million common shares available for issuance under the ESPP.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.  Shareholders’ Equity (continued)

Repurchases of Equity Securities

The Company’s February 2008 stock repurchase plan expired on January 31, 2010.

On January 27, 2010, the Company’s Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010.  The repurchase program authorizes the Company to repurchase its common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its common shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options.  Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by the Company’s Board of Directors.

Share repurchases during the three months ended April 2, 2010, were as follows:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs
January 2, 2010 through January 29, 2010	—	$—	—	$—
January 30, 2010 through February 26, 2010	13.5	18.53	13.5	251
February 27, 2010 through April 2, 2010	—	—	—	—
Total Through 3rd Quarter of Fiscal Year 2010	13.5	$18.53	13.5	$251

9.  Compensation

The Company recorded approximately $13 million and $38 million of stock-based compensation during the three and nine months ended April 2, 2010, respectively.  The Company recorded approximately $17 million and $70 million of stock-based compensation during the three and nine months ended April 3, 2009, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product Warranty

The Company estimates and accrues product warranty costs at the time revenue is recognized. The Company generally warrants its products for periods from one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligations. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended April 2, 2010 and April 3, 2009 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Balance, beginning of period	$401	$441	$437	$445
Warranties issued	56	58	167	208
Repairs and replacements	(53)	(60)	(167)	(185)
Changes in liability for pre-existing warranties, including expirations	(10)	7	(43)	(22)
Balance, end of period	$394	$446	$394	$446

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.  Earnings Per Share

In accordance with ASC 260, Earnings per Share (previously SFAS 128, Earnings per Share), the following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions, except per share data)	April 2, 2010	April 3, 2009(1)	April 2, 2010	April 3, 2009(1)
Numerator:
Net income (loss)	$518	$(275)	$1,230	$(3,042)
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	2	—	4	—
Net income (loss), adjusted	$520	$(275)	$1,234	$(3,042)
Denominator:
Weighted-average common shares outstanding	493	491	496	489
Weighted-average nonvested shares	—	(2)	(1)	(2)
Total shares for purpose of calculating basic net income (loss) per share	493	489	495	487
Weighted-average effect of dilutive securities:
Nonvested shares	1	—	—	—
Dilution from employee stock options	22	—	20	—
2.375% Convertible Senior Notes due August 2012	2	—	1	—
6.8% Convertible Senior Notes due April 2010	2	—	3	—
Dilutive potential common shares:	27	—	24	—
Total shares for purpose of calculating diluted net income (loss) per share	520	489	519	487

Net Income (loss) per share:
Basic net income (loss) per share	$1.05	$(0.56)	$2.48	$(6.25)
Diluted net income (loss) per share	$1.00	$(0.56)	$2.38	$(6.25)

(1)   As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The following potential common shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Stock options	10	59	23	54
Nonvested shares	—	2	—	2
6.8% Convertible Senior Notes due April 2010	—	4	—	4

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At Seagate’s request, the USPTO determined that both patents in suit had substantial new issues of patentability and ordered reexamination of the patents. The court denied the Company’s motion to stay the federal case pending patent reexamination. On December 2, 2008, the USPTO issued a reexamination certificate for the ‘473 patent in which nine of the claims asserted in this litigation were determined to be patentable as amended and three asserted claims were confirmed. On January 4, 2010, the USPTO issued a final office action in a second reexamination proceeding on the ‘473 patent, finally rejecting two claims and confirming 10 claims that are asserted in the litigation. A final office action issued in the ‘635 reexamination in which five asserted claims were confirmed as patentable and three asserted claims were finally rejected. On September 21, 2009, the USPTO ordered another reexamination of the asserted claims of the ‘635 patent on grounds that there are substantial new questions of patentability.  The ‘635 patent expired on September 12, 2008. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.  Legal, Environmental and Other Contingencies (Continued)

Siemens, AG v. Seagate Technology—On August 23, 2006, Siemens, AG, a German corporation, filed a complaint against Seagate Technology in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 5,686,838 (the ‘838 patent) entitled “Magnetoresistive Sensor Having at Least a Layer System and a Plurality of Measuring Contacts Disposed Thereon, and a Method of Producing the Sensor.” The suit alleged that Seagate drives incorporating Giant Magnetic Resistive (GMR) sensors infringe the ‘838 patent. The complaint sought damages in an unstated amount, an accounting, preliminary and permanent injunctions, prejudgment interest, enhanced damages for alleged willful infringement and attorney fees and costs. Siemens amended its complaint to add Tunnel Magnetic Resistive (TMR) sensors to the case. On May 9, 2008, the court entered summary judgment that TMR sensors are not covered by the ‘838 patent, thus eliminating TMR products from the case. On September 23, 2008, the court entered summary judgment that Seagate drives incorporating GMR sensors are covered by the ‘838 patent. Trial began on November 12, 2008, and a jury returned a verdict in favor of Seagate on December 23, 2008, finding the ‘838 patent invalid on grounds of both anticipation and obviousness. Judgment was entered by the court in Seagate’s favor on January 30, 2009, and Siemens’ post-trial motions were all denied. Siemens appealed to the Federal Circuit Court of Appeals, which entered an order on March 9, 2010, affirming the jury’s verdict invalidating the Siemens patent and denying Siemens any relief.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU’769 patent. Trial is set for May 2010. The Company believes the claims are without merit and intends to defend against them vigorously.

Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both.  Qimonda appealed to the ITC Commission, who ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commisions’ ruling to the Court of Appeals for the Federal Circuit. The Company intends to vigorously oppose the appeal.

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

Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against Seagate in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in 2009.  He seeks damages in excess of $75 million.  The Company believes the claims are without merit and intends to vigorously defend this case.

Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany.  The complaint alleges infringement of European Patent Number 0 674 769 (the “EU ‘769 Patent”), which corresponds to the patent in suit in the U.S. and Northern Ireland litigations.   Siemens seeks a declaration that the EU ‘769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.  Legal, Environmental and Other Contingencies (Continued)

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

The following tables present parent guarantor, subsidiary issuer and combined non-guarantors Condensed Consolidating Balance Sheets of the Company and its subsidiaries at April 2, 2010 and July 3, 2009, the Condensed Consolidating Statements of Operations for the three and nine months ended April 2, 2010 and April 3, 2009 and the Condensed Consolidating Statements of Cash Flows for the nine months ended April 2, 2010 and April 3, 2009.  The information classifies the Company’s subsidiaries into Seagate Technology-parent company guarantor, STUS-subsidiary issuer (or in the case of the three and nine months ended April 3, 2009, Maxtor-subsidiary issuer) and the Combined Non-Guarantors based on the classification of those subsidiaries under the terms of the Notes.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Balance Sheet

April 2, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Cash and cash equivalents	$16	$112	$1,934	$—	$2,062
Short-term investments	—	—	214	—	214
Restricted cash and investments	—	—	103	—	103
Accounts receivable, net	—	—	1,451	—	1,451
Intercompany receivable	—	5	15	(20)	—
Inventories	—	—	685	—	685
Other current assets	—	97	544	—	641
Total Current Assets	16	214	4,946	(20)	5,156
Property, equipment and leasehold improvements, net	—	—	2,054	—	2,054
Equity investments in Non-Guarantors	2,812	—	—	(2,812)	—
Intercompany note receivable	—	—	167	(167)	—
Other assets, net	—	366	171	—	537
Total Assets	$2,828	$580	$7,338	$(2,999)	$7,747
Accounts payable	$—	$—	$1,895	$—	$1,895
Intercompany payable	2	13	5	(20)	—
Accrued employee compensation	—	2	212	—	214
Accrued expenses	2	29	607	—	638
Accrued income taxes	—	8	4	—	12
Current portion of long-term debt	—	376	1	—	377
Total Current Liabilities	4	428	2,724	(20)	3,136
Other non-current liabilities	—	35	261	—	296
Long-term accrued income taxes	—	25	35	—	60
Intercompany note payable	167	—	—	(167)	—
Long-term debt, less current portion	—	26	1,572	—	1,598
Liability for deficit of STUS	—	—	18	(18)	—
Liability for deficit of Non-Guarantor	—	84	—	(84)	—
Total Liabilities	171	598	4,610	(289)	5,090
Shareholders’ Equity (Deficit)	2,657	(18)	2,728	(2,710)	2,657
Total Liabilities and Shareholders’ Equity (Deficit)	$2,828	$580	$7,338	$(2,999)	$7,747

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 2, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$3,049	$—	$3,049
Cost of revenue	—	(5)	2,153	—	2,148
Product development	—	—	224	—	224
Marketing and administrative	3	3	99	—	105
Amortization of intangibles	—	—	8	—	8
Restructuring	—	—	4	—	4
Total operating expenses	3	(2)	2,488	—	2,489
Income (loss) from operations	(3)	2	561	—	560
Interest income	—	—	2	—	2
Interest expense	—	(8)	(33)	—	(41)
Equity in loss of STUS	—	—	(1)	1	—
Equity in income of Non-Guarantors	521	6	—	(527)	—
Other, net	—	—	1	—	1
Other income (expense), net	521	(2)	(31)	(526)	(38)
Income (loss) before income taxes	518	—	530	(526)	522
Provision for (benefit from) income taxes	—	1	3	—	4
Net income (loss)	$518	$(1)	$527	$(526)	$518

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 2, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$8,738	$—	$8,738
Cost of revenue	—	(9)	6,270	—	6,261
Product development	—	—	658	—	658
Marketing and administrative	3	6	314	—	323
Amortization of intangibles	—	—	23	—	23
Restructuring	—	—	50	—	50
Impairment of long-lived assets	—	—	64	—	64
Total operating expenses	3	(3)	7,379	—	7,379
Income (loss) from operations	(3)	3	1,359	—	1,359
Interest income	—	—	4	—	4
Interest expense	—	(24)	(103)	—	(127)
Equity in loss of STUS	—	—	(21)	21	—
Equity in income of Non-Guarantors	1,233	5	—	(1,238)	—
Other, net	—	(1)	(6)	—	(7)
Other income (expense), net	1,233	(20)	(126)	(1,217)	(130)
Income (loss) before income taxes	1,230	(17)	1,233	(1,217)	1,229
Provision for (benefit from) income taxes	—	4	(5)	—	(1)
Net income (loss)	$1,230	$(21)	$1,238	$(1,217)	$1,230

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 2, 2010

(In millions)

	Seagate Technology Parent Company Guarantor	STUS Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income	$1,230	$(21)	$1,238	$(1,217)	$1,230
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1	583	—	584
Stock-based compensation	—	1	37	—	38
Impairment of long-lived assets	—	—	64	—	64
Equity in (income) of STUS	—	—	21	(21)	—
Equity in (income) loss of Non-Guarantors	(1,233)	(5)	—	1,238	—
Other non-cash operating activities, net	1	26	5	—	32
Changes in operating assets and liabilities, net	3	(25)	(318)	—	(340)
Net cash (used in) provided by operating activities	1	(23)	1,630	—	1,608
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(372)	—	(372)
Purchase of short-term investments	—	—	(278)	—	(278)
Maturities and sales of short-term investments	—	—	176	—	176
Decrease in restricted cash and investments	—	—	26	—	26
Other investing activities, net	—	—	1	—	1
Net cash provided by (used in) investing activities	—	—	(447)	—	(447)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	15	—	15
Repayment of short-term borrowings	—	—	(365)	—	(365)
Retirements and maturities of long-term debt	—	(45)	(340)	—	(385)
Decrease in restricted cash and investments	—	—	379	—	379
Loan from HDD to Parent	167	—	(167)	—	—
Repurchase of common shares	(251)	—	—	—	(251)
Proceeds from exercise of employee stock options and employee stock purchase plan	81	—	—	—	81
Net cash provided by (used in) financing activities	(3)	(45)	(478)	—	(526)
Increase in (decrease) cash and cash equivalents	(2)	(68)	705	—	635
Cash and cash equivalents at the beginning of the period	18	180	1,229	—	1,427
Cash and cash equivalents at the end of the period	$16	$112	$1,934	$—	$2,062

Supplemental noncash financing activities

During the nine months ended April 2, 2010, the $3,277 million inter-company note that was payable by Seagate Technology Parent Company Guarantor to a Non-Guarantor subsidiary was distributed to Seagate Technology Parent Company Guarantor and subsequently cancelled.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Three Months Ended April 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$2,150	$—	$2,150
Cost of revenue	—	1	1,996	—	1,997
Product development	—	—	243	—	243
Marketing and administrative	—	—	134	—	134
Amortization of intangibles	—	—	13	—	13
Restructuring	—	—	25	—	25
Total operating expenses	—	1	2,411	—	2,412
Income (loss) from operations	—	(1)	(261)	—	(262)
Interest income	—	—	9	(6)	3
Interest expense	—	(14)	(29)	6	(37)
Equity in loss of Maxtor	—	—	(28)	28	—
Equity in income (loss) of Non-Guarantors	(275)	2	(235)	508	—
Other, net	—	—	5	—	5
Other income (expense), net	(275)	(12)	(278)	536	(29)
Income (loss) before income taxes	(275)	(13)	(539)	536	(291)
Provision for (benefit from) income taxes	—	—	(16)	—	(16)
Net income (loss)	$(275)	$(13)	$(523)	$536	$(275)

(a)           As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Operations

Nine Months Ended April 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

Revenue	$—	$—	$7,452	$—	$7,452
Cost of revenue	—	2	6,455	—	6,457
Product development	—	2	736	—	738
Marketing and administrative	—	(5)	429	—	424
Amortization of intangibles	—	—	41	—	41
Restructuring	—	10	116	—	126
Impairment of goodwill and long-lived assets	—	—	2,320	—	2,320
Total operating expenses	—	9	10,097	—	10,106
Income (loss) from operations	—	(9)	(2,645)	—	(2,654)
Interest income	—	—	38	(23)	15
Interest expense	—	(49)	(76)	23	(102)
Equity in loss of Maxtor	—	—	(88)	88	—
Equity in loss of Non-Guarantors	(3,042)	(16)	(2,957)	6,015	—
Other, net	—	—	(17)	—	(17)
Other income (expense), net	(3,042)	(65)	(3,100)	6,103	(104)
Income (loss) before income taxes	(3,042)	(74)	(5,745)	6,103	(2,758)
Provision for (benefit from) income taxes	—	(1)	285	—	284
Net income (loss)	$(3,042)	$(73)	$(6,030)	$6,103	$(3,042)

(a)           As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Condensed Consolidating Financial Information (continued)

Consolidating Statement of Cash Flows

Nine Months Ended April 3, 2009(a)

(In millions)

	Seagate Technology Parent Company Guarantor	Maxtor Subsidiary Issuer	Combined Non- Guarantors	Eliminations	Seagate Technology Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(3,042)	$(73)	$(6,030)	$6,103	$(3,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2	705	—	707
Stock-based compensation	—	3	67	—	70
Impairment of goodwill and long-lived assets	—	—	2,320	—	2,320
Deferred income taxes	—	—	295	—	295
Equity in (income) loss of Maxtor	—	—	73	(73)	—
Equity in (income) loss of Non-Guarantors	3,042	16	2,972	(6,030)	—
Other non-cash operating activities, net	—	8	(9)	—	(1)
Changes in operating assets and liabilities, net	(2)	(6)	290	—	282
Net cash provided by (used in) operating activities	(2)	(50)	683	—	631
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	—	—	(553)	—	(553)
Purchase of short-term investments	—	—	(124)	—	(124)
Maturities and sales of short-term investments	—	—	146	—	146
Other investing activities, net	—	—	19	—	19
Net cash provided by (used in) investing activities	—	—	(512)	—	(512)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	350	—	350
Repayment of long-term debt	—	(5)	(15)	—	(20)
Loan from Non-Guarantor to Parent	94	—	(94)	—	—
Loan from Non-Guarantor to Maxtor	—	48	(48)	—	—
Distribution from Non-Guarantor to Maxtor	—	7	(7)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	45	—	—	—	45
Dividends to shareholders	(132)	—	—	—	(132)
Net cash provided by (used in) financing activities	7	50	186	—	243
Increase (decrease) in cash and cash equivalents	5	—	357	—	362
Cash and cash equivalents at the beginning of the period	3	1	986	—	990
Cash and cash equivalents at the end of the period	$8	$1	$1,343	$—	$1,352

(a)           As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.  Subsequent Events

On April 29, 2010, the Company terminated its $350 million senior credit facility.

On April 29, 2010, the Company announced the offering of $600 million aggregate principal amount of 6.875% Senior Notes due 2020 (the “6.875% Notes”). The 6.875% Notes were offered in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.875% Notes were issued by Seagate HDD Cayman, an indirect wholly-owned subsidiary of Seagate Technology, and guaranteed by Seagate Technology on a full and unconditional basis. The sale of the 6.875% Notes is expected to close on May 13, 2010, subject to customary closing conditions.

On April 30, 2010, the Company repaid the remaining balance of $77 million in cash for its 6.8% Convertible Senior Notes due April 2010.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended April 2, 2010, herein referred to as “the March 2010 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The quarters ended April 2, 2010, January 1, 2010, and April 3, 2009 were all 13 weeks.  The nine months ended April 2, 2010 was 39 weeks as compared to the nine months ended April 3, 2009, which was 40 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending July 2, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions pose a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC) on August 19, 2009, as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•      Our Company.  Overview of our business.

•      Overview of the March 2010 quarter.  The March 2010 quarter summary and trends.

•      Results of Operations. Analysis of our financial results comparing the March 2010 quarter to the December 2009 quarter and the March 2009 quarter. Also comparing the first nine months of fiscal year 2010 to the corresponding period in the prior year.

•      Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•      Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations and contingent liabilities and commitments outstanding as of April 2, 2010 and an explanation of off-balance-sheet arrangements.

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

Overview of the March 2010 Quarter

Revenue in the March 2010 quarter reached $3.05 billion, a 42% increase from the same period in fiscal year 2009, which reflected the hard disk drive (HDD) industry’s continued recovery from the global economic downturn and a muted seasonal pattern.  Net income was $518 million, resulting in $1.00 of diluted earnings per share. We continued to strengthen our balance sheet in the March 2010 quarter.  We generated operating cash flow of $577 million in the quarter and used approximately $251 million to repurchase 13.5 million of our common shares and $180 million for capital expenditures.

The following table sets forth revenue, gross margin, income (loss) from operations, net income (loss) and net income (loss) per share for the periods indicated:

	For the Three Months Ended
(Dollars in millions, except per share data)	April 2, 2010	January 1, 2010	April 3, 2009(1)
Revenue	$3,049	$3,027	$2,150
Gross margin	901	923	153
Income (loss) from operations	560	578	(262)
Net income (loss)	518	533	(275)
Net income (loss) per share:
Basic	$1.05	$1.07	$(0.56)
Diluted	1.00	1.03	(0.56)

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

Revenue and Gross Margin

 Revenue for the March 2010 quarter of $3.05 billion was flat compared to the immediately preceding quarter and increased approximately 42% compared to the same period in fiscal year 2009.  We shipped 50.3 million units during the quarter, an increase of 1% and 31% when compared to the immediately preceding quarter and the same period in fiscal year 2009, respectively. We believe the overall industry shipped approximately 163 million units in the March 2010 quarter, compared to 160 million units and 113 million units in the immediately preceding quarter and the same period in fiscal year 2009, respectively.  In the March 2010 quarter, we experienced price erosion that was more favorable than the historical norms for a March quarter.

Gross margin, as a percentage of revenue, was approximately 29.6% in the March 2010 quarter, representing a decrease of approximately 90 basis points as compared to the immediately preceding quarter.  Early in the quarter we experienced internal supply constraints that impacted our ability to deliver higher margin desktop market products, the effects of which were offset by strong demand for our enterprise class products.

Gross margin, as a percentage of revenue, increased to 29.6% in the March 2010 quarter from 7.1% in the same period in fiscal year 2009 as a result of a 31% increase in drive shipments, a substantial improvement in manufacturing capacity utilization combined with a stable pricing environment and a more cost-effective product mix.

Demand Trends for Disk Drives

Desktop.    We shipped 24.6 million units, down approximately 2% from the immediately preceding quarter and up approximately 11% from the same period in fiscal year 2009. We believe the total available market (TAM) in the desktop market increased approximately 4% and 24% compared to the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We experienced continued strength in demand for our 500GB per disk desktop products.  Demand for 3.5-inch disk drives outpaced 2.5-inch disk drives in the March 2010 quarter, which represents a deviation from the recent trend of demand shifting from desktop to mobile products.  We believe this deviation reflects early signs of a commercial refresh cycle.  If this deviation does reflect the beginning of a commercial refresh cycle, we believe that the long-term shift in demand from desktop to mobile products could be muted in the near future.  We exited the March 2010 quarter with close to three weeks of distribution channel inventory, which is at the low end of historical levels.

Mobile.    During the March 2010 quarter, we shipped a total of 13.7 million units in the mobile compute market, representing a decrease of approximately 7% from the immediately preceding quarter and an increase of approximately 54% from the same period in fiscal year 2009.  We believe the overall mobile compute market was essentially flat compared to the immediately preceding quarter and grew 65% compared to same period in fiscal year 2009.

Enterprise.    During the March 2010 quarter, we extended our market leadership position in the enterprise market, shipping 5.1 million units, representing an increase of approximately 11% and 50% from the immediately preceding quarter and the same period in fiscal year 2009, respectively.  We believe our ability to maintain a flexible supply chain allowed us to meet incremental demand for our products created by competitor execution issues.  We believe the enterprise market was relatively flat as compared to the immediately preceding quarter and grew approximately 34% compared to the same period in fiscal year 2009.

Consumer Electronics.    During the March 2010 quarter, we shipped a total of 6.9 million units in the consumer electronics market, an increase of 28% and 77% compared to the immediately preceding quarter and the same period in fiscal year 2009, respectively.  The increase in shipments from the immediately preceding quarter was largely a result of increased shipments into the gaming market.

Industry Constraints.  Similar to the previous quarter, the supply chain was generally tight for Seagate and the industry during the March 2010 quarter.  We expect our supply chain to continue to be tight through the June 2010 quarter and for the remainder of the calendar year.  Critical components for which supply is tight continue to be glass substrates, finished media and heads.  Despite having this pressure in the supply chain, we believe we have access to adequate supply to support the anticipated demand through the end of the calendar year.

Other Significant Events

Change of Incorporation. On January 27, 2010, our Board of Directors approved a proposed transaction that will change the jurisdiction of incorporation of the parent company of Seagate from the Cayman Islands to Ireland.  At a special court-ordered meeting of shareholders on April 14, 2010, Seagate Technology shareholders voted in favor of a reorganization proposal pursuant to which all Seagate Technology common shares would be cancelled and all holders of such shares would receive ordinary shares of Seagate Technology plc, a newly formed Irish public limited company, on a one-to-one basis. We expect that the change of incorporation will take effect in early fiscal year 2011, subject to approval at a Cayman Court hearing on May 14, 2010. We will remain subject to SEC reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002 and the corporate governance rules of NASDAQ. We do not expect the change in incorporation to have a material impact on our results of operations or financial condition and we will continue to report our consolidated financial results in U.S. dollars and under U.S. GAAP.

Results of Operations

We list in the tables below the historical Condensed Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009(1)	April 2, 2010	April 3, 2009(1)

Revenue	$3,049	$2,150	$8,738	$7,452
Cost of revenue	2,148	1,997	6,261	6,457
Gross margin	901	153	2,477	995
Product development	224	243	658	738
Marketing and administrative	105	134	323	424
Amortization of intangibles	8	13	23	41
Restructuring and other, net	4	25	50	126
Impairment of goodwill and long-lived assets	—	—	64	2,320
Income (loss) from operations	560	(262)	1,359	(2,654)
Other income (expense), net	(38)	(29)	(130)	(104)
Income (loss) before income taxes	522	(291)	1,229	(2,758)
Provision for (benefit from) income taxes	4	(16)	(1)	284
Net income (loss)	$518	$(275)	$1,230	$(3,042)

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

	For the Three Months Ended		For the Nine Months Ended
(as a percentage of revenue)	April 2, 2010	April 3, 2009(1)	April 2, 2010	April 3, 2009(1)

Revenue	100%	100%	100%	100%
Cost of revenue	70	93	72	87
Gross margin	30	7	28	13
Product development	7	11	8	10
Marketing and administrative	4	6	4	6
Amortization of intangibles	1	1	—	—
Restructuring and other, net	—	1	—	2
Impairment of goodwill and long-lived assets	—	—	1	31
Income (loss) from operations	18	(12)	15	(36)
Other income (expense), net	(1)	(2)	(1)	(1)
Income (loss) before income taxes	17	(14)	14	(37)
Provision for (benefit from) income taxes	—	(1)	—	4
Net income (loss)	17%	(13)%	14%	(41)%

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages and ASPs)	April 2, 2010	January 1, 2010	April 3, 2009	April 2, 2010	April 3, 2009

Net Revenue	$3,049	$3,027	$2,150	$8,738	$7,452
Unit Shipments:
Desktop	24.6	25.1	22.2	73.0	71.4
Mobile	13.7	14.8	8.9	42.4	26.3
Enterprise	5.1	4.6	3.4	13.7	12.9
Consumer Electronics	6.9	5.4	3.9	17.4	12.6
Total Units Shipped	50.3	49.9	38.4	146.5	123.2
ASPs (per unit)	$60	$60	$55	$59	$59

Revenues by Channel (%)
OEM	72%	69%	61%	70%	65%
Distributors	21%	22%	29%	22%	27%
Retailers	7%	9%	10%	8%	8%
Revenues by Geography (%)
North America	26%	26%	27%	26%	27%
Europe	23%	24%	28%	23%	28%
Far East	51%	50%	45%	51%	45%

Revenue

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2010	January 1, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Revenue	$3,049	$3,027	$2,150	$8,738	$7,452

Revenue for the March 2010 quarter was flat compared to the immediately preceding quarter. In addition, we shipped a record 50.3 million units in the March 2010 quarter.  Continued growth in demand for disk drives muted the effects of historical seasonal patterns, which have typically resulted in a sequential decline in revenue in the March quarter.

Revenue for the March 2010 quarter increased approximately 42% compared to the same period in fiscal year 2009 primarily due to a 31% increase in the total number of disk drives shipped, which reflected the HDD industry’s continued recovery from the global economic downturn.

Revenue for the first nine months of fiscal year 2010 increased approximately 17% compared to the same period in fiscal year 2009, primarily due to a 19% increase in the total number of disk drives shipped.  In contrast to the year-ago period, which was significantly affected by the global economic downturn, demand remained strong throughout the first nine months of fiscal year 2010.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs.  Due to the continuing strength in demand and the constrained supply for disk drives, sales programs recorded as contra revenue were approximately 6% and 5% of our gross revenue for the March 2010 and December 2009 quarters, respectively, compared to 14% for the March 2009 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2010	January 1, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Cost of revenue	$2,148	$2,104	$1,997	$6,261	$6,457
Gross margin	901	923	153	2,477	995
Gross margin percentage	29.6%	30.5%	7.1%	28.3%	13.4%

Gross margin, as a percentage of revenue, was approximately 29.6% in the March 2010 quarter, representing a decrease of approximately 90 basis points as compared to the immediately preceding quarter.  Early in the quarter we experienced internal supply constraints that impacted our ability to deliver higher margin desktop market products, the effects of which were offset by strong demand for our enterprise class products.

Gross margin, as a percentage of revenue, increased to 29.6% in the March 2010 quarter from 7.1% in the same period in fiscal year 2009 as a result of a 31% increase in drive shipments, a substantial improvement in manufacturing capacity utilization combined with a stable pricing environment and a more cost-effective product mix.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2010	January 1, 2010	April 3, 2009	April 2, 2010	April 3, 2009(1)
Product development	$224	$227	$243	$658	$738
Marketing and administrative	105	110	134	323	424
Amortization of intangibles	8	8	13	23	41
Restructuring and other, net	4	—	25	50	126
Impairment of goodwill and long-lived assets	—	—	—	64	2,320
Operating expenses	$341	$345	$415	$1,118	$3,649

(1)          As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

Product Development Expense.   Product development expense did not materially change from the immediately preceding quarter.

Product development expense for the March 2010 quarter decreased approximately 8% from the same period in fiscal year 2009, primarily due to restructuring and other cost reduction efforts, which resulted in decreases of $12 million in headcount related expenses.  In addition, the March 2009 quarter included the non-recurrence of accelerated depreciation expense of $12 million related to the closure of our Pittsburgh facility as well as an $11 million decrease due to the cessation of certain product development activities. Partially offsetting these cost reductions were $13 million for variable performance-based compensation expense recorded in the March 2010 quarter compared to none in the same period in fiscal year 2009.

Product development expense for the first nine months of fiscal year 2010 decreased approximately 11% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which included a 14-week September 2008 quarter.  These cost reduction efforts resulted in an $88 million decrease in headcount related expenses in the first nine months of fiscal year 2010.  Additionally, product development expenses decreased by $26 million due to the non-recurrence of accelerated depreciation expense related to the closure of our Pittsburgh facility as well as a $29 million decrease due to the cessation of certain product development activities.  These decreases were partially offset by increases of $36 million for variable performance-based compensation expense recorded in the first nine months of fiscal year 2010 compared to none in the same period in fiscal year 2009 and $20 million of expenses related to deferred compensation liabilities recorded in the first nine months of fiscal year 2009 compared to none in the first nine months of fiscal year 2010.

Marketing and Administrative Expenses.   Marketing and administrative expenses for the March 2010 quarter decreased approximately 5% from the immediately preceding quarter primarily due to a $5 million reduction in legal expenses.

Marketing and administrative expenses for the March 2010 quarter decreased approximately 22% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, which resulted in decreases of approximately $15 million in headcount related expenses, $15 million in legal expenses and $3 million in advertising costs.  These decreases were partially offset by an increase of $8 million for variable performance-based compensation expense recorded in the March 2010 quarter compared to none in the same period in fiscal year 2009.

Marketing and administrative expenses for the first nine months of fiscal year 2010 decreased approximately

24% from the same period in fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in the same period in fiscal year 2009, which included a 14-week September quarter.  These cost reduction efforts resulted in decreases of $76 million in headcount related expenses and $24 million in advertising costs in the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009.  Additionally, legal expenses decreased by $29 million.  These decreases were partially offset by increases of $21 million for variable performance-based compensation expense recorded in the first nine months of fiscal year 2010 compared to none in the same period in fiscal year 2009 and $12 million of expenses related to deferred compensation liabilities recorded in the first nine months of fiscal year 2009 compared to none in the first nine months of fiscal year 2010.

Amortization of Intangibles.    Amortization of intangibles for the March 2010 quarter was unchanged from the immediately preceding quarter and decreased approximately 38% when compared to the same period in fiscal year 2009 as certain customer relationship intangibles were fully amortized by the end of the prior fiscal year.

Amortization of intangibles for the first nine months of fiscal year 2010 decreased approximately 44% from the same period in fiscal year 2009 as certain customer relationship intangibles were fully amortized by the end of the prior fiscal year.

Restructuring and Other, Net.    During the March 2010 quarter, we recorded restructuring and other charges of $4 million mainly comprised of employee terminations as a result of our ongoing focus on cost efficiencies in all areas of our business. During the first nine months of fiscal year 2010, we recorded restructuring and other charges of $50 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009.  We estimate total restructuring charges for the AMK restructuring plan to be approximately $80 million, all in cash, including approximately $60 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. This closure and relocation, which is expected to be complete by the end of calendar year 2010, is part of our ongoing focus on cost efficiencies in all areas of our business and is intended to facilitate leveraging manufacturing investments across fewer sites.

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

Impairment of Goodwill and Long-lived Assets.    During the September 2009 quarter, we committed to a plan to sell certain equipment related to certain research activities that had ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell.

During the December 2008 quarter, we reduced our near-term and long-term financial projections as a result of a substantial deterioration in the general business environment.  Accordingly, we performed an analysis of the carrying value of our goodwill and long-lived assets, principally intangible assets and property, equipment and leasehold improvements, for impairment. Consequently, we recorded impairment charges of $2.3 billion for goodwill and $3 million for long-lived assets.

Other expense, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2010	January 1, 2010	April 3, 2009(1)	April 2, 2010	April 3, 2009(1)
Other expense, net	$(38)	$(51)	$(29)	$(130)	$(104)

(1)   As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

The change in Net other expense for the March 2010 quarter from the immediately preceding quarter was primarily due to the non-recurrence of a $13 million write-down of an equity investment recorded in the December 2009 quarter.

The change in Net other expense for the March 2010 quarter compared to the same period in fiscal year 2009 was primarily due to a $12 million decrease in gains from foreign currency remeasurements and a $4 million increase in interest expense resulting from higher average borrowing costs.  These changes were partially offset by the non-recurrence of a $2 million loss on sale of available for sale securities recorded in the March 2009 quarter.

The change in Net other expense for the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009 was primarily due to a $25 million increase in interest expense resulting from higher average borrowing costs, a $13 million write-down of an equity investment, an $11 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments and an $8 million non-recurring gain recognized on the sale of an equity investment in the first half of fiscal year 2009.  Additionally, Net other expense included a decrease in gains from foreign currency remeasurements of $22 million.  These increases were partially offset by a $47 million loss related to our deferred compensation plan assets recorded in the same period in fiscal year 2009 and the non-recurrence of a $2 million loss on sale of available for sale securities recorded in the March 2009 quarter.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 2, 2010	January 1, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Provision for (benefit from) income taxes	$4	$(6)	$(16)	$(1)	$284

Our income tax provision for the March 2010 quarter included approximately $11 million of discrete tax benefits primarily for reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets and release of tax reserves as a result of the U.S. 9th Circuit Court of Appeals’ affirmation of the Tax Court decision in Xilinx v Commissioner. Our income tax benefit recognized for the first nine months of fiscal year 2010 included approximately $39 million of discrete tax benefits primarily for release of tax reserves associated with settlements, expiration of certain statutes of limitations, and the U.S. 9th Circuit Court decision, as mentioned above, for reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets, and U.S. federal income tax legislative changes. Our income tax benefit recognized for the December 2009 quarter included approximately $16 million of discrete tax benefits primarily for U.S. federal income tax legislative changes and release of tax reserves for settlements and expiration of certain statutes of limitations.

Our income tax provision and benefit recorded for the March 2010 quarter and for the nine months ended April 2, 2010, respectively, differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) decrease in valuation allowance for certain non-U.S. deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) release of certain tax reserves as described above.

During the March 2010 quarter, our unrecognized tax benefits excluding interest and penalties decreased by $2 million to $114 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $114 million as of the March 2010 quarter, subject to certain future valuation allowance reversals. During the 12 months beginning April 3, 2010, we expect to reduce our unrecognized tax benefits by approximately $5 million primarily as a result of the expiration of certain statutes of limitations.

Our income tax benefit recognized for the comparative March 2009 quarter resulted primarily from the reversal of a portion of our income tax expense we previously recorded in the first half of fiscal year 2009 as a result of reductions in forecasted income from operations conducted in certain jurisdictions. Our income tax provision for the first nine months of fiscal year 2009 included a deferred tax charge of $271 million associated with increased valuation allowance recorded for U.S. federal and state deferred tax assets associated with reductions in our forecasted U.S. taxable income. The goodwill impairment charges recorded in the first nine months of fiscal year 2009 resulted in no tax benefits. As of the close of March 2009 quarter, we were forecasting losses in certain jurisdictions, including the U.S., for which tax benefits for the losses could not be recognized.  Pursuant to the accounting guidance provided in ASC 740-270-30-36a, Income Taxes, Interim Reporting (formerly FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods), we were  required to exclude these loss jurisdictions from our overall estimated annual effective rate calculation and determine a separately computed effective tax rate for each loss jurisdiction.

Our income tax benefit recorded for the comparative March  2009 quarter differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to losses before income taxes primarily due to the net effect of (i)  applying the provisions of ASC 740-270-30-36a, as described above, (ii) the tax benefit related to tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, and (iv) an increase in our valuation allowance for certain deferred tax assets. Our income tax provision recorded for the first nine months of fiscal year 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) goodwill impairment charges with no associated tax benefit, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) the tax benefit related to tax holidays and tax incentive programs, and (iv) tax expense related to intercompany transactions.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	April 2, 2010	July 3, 2009	Change
Cash and cash equivalents	$2,062	$1,427	$635
Short-term investments	214	114	100
Restricted cash and investments	103	508	(405)

Total	$2,379	$2,049	$330

The increase in cash and cash equivalents was primarily a result of cash provided by operating activities of $1,608 million and $81 million in proceeds from employee stock option exercises and employee stock purchases, partially offset by the repayment of $350 million of our amended credit facility, $372 million in capital expenditures, $100 million net increase in short-term investments and approximately $251 million to repurchase 13.5 million of our common shares.

The change in restricted cash and investments from the fiscal year ended July 3, 2009, was primarily due to the repayment of our $300 million floating rate senior notes at maturity and approximately $80 million of open market purchases of our 6.8% Convertible Senior Notes due April 2010 (the “6.8% Notes”) and 6.375% Senior Notes due October 2011 (the “6.375% Notes”).

We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of April 2, 2010.

The following table summarizes our statement of cash flows for the periods indicated:

	For the Nine Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009

Net cash provided by (used in):
Operating activities	$1,608	$631
Investing activities	$(447)	$(512)
Financing activities	$(526)	$243
Net increase in cash and cash equivalents	$635	$362

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended April 2, 2010 was $1,608 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

•              an increase of $418 million in accounts receivable due to an increase in revenue;

•              an increase of $242 million in accounts payable mainly due to increased vendor purchases related to increased production; and

•              an increase of $98 million in inventories due to an increase in production requirements.

Cash Used in Investing Activities

During the nine months ended April 2, 2010, we used $447 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $372 million and a net increase in short-term investments of $100 million, partially offset by a decrease in restricted cash of $26 million.

Cash Used in Financing Activities

Net cash used in financing activities of $526 million for the nine months ended April 2, 2010 was primarily attributable to the repayment of $350 million of our amended credit facility, and approximately $251 million in repurchases of our common shares, offset by approximately $81 million in cash received from employee stock option exercises and employee stock purchases.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of April 2, 2010, consisted of: (1) approximately $2.3 billion in cash, cash equivalents and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million credit facility, which, at the time, was fully available for borrowing. We also had $103 million in restricted cash and investments of which $74 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

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

Included in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of April 2, 2010 were $77 million of our 6.8% Convertible Senior Notes, which have since been repaid, and $294 million ($326 million principal balance) of our 2.375% Notes, but which are convertible and could be exchanged for our common shares as of April 3, 2010.  On April 29, 2010, we terminated our $350 million senior credit facilty.

In the nine months ended April 2, 2010, we repaid the $350 million previously drawn on our credit facility.  In addition, our $300 million floating rate senior notes were due and paid on October 1, 2009.  We also repurchased approximately $80 million of various debt issuances on the open market to reduce our outstanding debt obligations.

On April 29, 2010, the Company announced the offering of $600 million aggregate principal amount of 6.875% Senior Notes due 2020 (the “6.875% Notes”). The 6.875% Notes were offered in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.875% Notes were issued by Seagate HDD Cayman, an indirect wholly-owned subsidiary of Seagate Technology, and guaranteed by Seagate Technology on a full and unconditional basis. The sale of the 6.875% Notes is expected to close on May 13, 2010, subject to customary closing conditions. We intend to use the proceeds from the debt issuance to redeem, repay or repurchase existing debt and for general corporate purposes.

We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010.  The repurchase program authorizes us to repurchase our common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by us will be dependent on general business and market conditions, cash flows generated by future operations, the price of our common shares, cash requirements for other investing and financing activities, and maintaining compliance with our debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options.  Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by our Board of Directors.

As of April 2, 2010, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our remaining debt agreements over the next 12 months.  In addition, we believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

Contractual Obligations and Commitments

Our contractual cash obligations and commitments as of April 2, 2010 have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2010	2011- 2012	2013- 2014	Thereafter

Contractual Cash Obligations:
Long term debt(1)	$2,026	$403	$593	$430	$600
Interest payments on long-term debt	539	26	239	172	102
Capital expenditures	397	256	141	—	—
Operating leases(2)	237	11	88	45	93
Purchase obligations(3)	657	144	513	—	—
Subtotal	3,856	840	1,574	647	795
Commitments:
Letters of credit or bank guarantees	28	12	16	—	—
Total	$3,884	$852	$1,590	$647	$795

(1)

Included in debt for fiscal year 2010 is the principal amount of $326 million related to our 2.375% Notes due August 2012 which is payable upon the conversion of the 2.375% Notes. The 2.375% Notes are convertible effective April 3, 2010 and have been reclassified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet at April 2, 2010.

(2)	Includes total future minimum rent expense under non-cancelable leases for both occupied and abandoned facilities (rent expense is shown net of sublease income).

(3)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

As of April 2, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $60 million, none of which is expected to be paid within twelve months. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

As of April 2, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2007 through 2009, total sales programs have ranged from 9% to 12% of gross revenues. In the first nine months of fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting primarily from constrained industry supply.  This better than anticipated pricing environment resulted in a 0.7% favorable adjustment to revenue as estimated contra-revenue rebates (such as forward price protection) accrued in prior periods for the sell through of channel inventory were higher than actual payments.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2007 through 2009. Any future shifts in the industry supply-demand balance as well as other factors may result in a return to a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

Our warranty cost has ranged from approximately 2% to 2.5% of revenue during fiscal years 2007 through 2009. We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. Since fiscal year 2007, changes in estimates of prior warranty accruals have approximated 0.5% or less of revenue. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.   In the first nine months of fiscal year 2010, the cost of new warranties issued (exclusive of the impact of re-estimates of prior warranty liabilities) was close to the historical range and amounted to approximately 1.9% of revenue.  In the first nine months of fiscal year 2010, total warranty cost decreased to 1.4% of revenue due to a favorable re-estimate of pre-existing liabilities related to a change to a lower cost repair vendor and other efforts to better leverage our warranty service infrastructure.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our credit facility. At April 2, 2010, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no marketable securities were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 2, 2010. All short-term investments mature in three years or less. Included in debt for fiscal year 2010 is the principal amount of $326 million related to our 2.375% Notes due August 2012 which is payable upon the conversion of the 2.375% Notes. The 2.375% Notes are convertible as of April 3, 2010, as our shares traded above 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the third quarter of fiscal year 2010. As a result, the 2.375% Notes have been reclassified to Current portion of long-term debt on our Condensed Consolidated Balance Sheet at April 2, 2010.

Fiscal Years Ended	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value April 2, 2010
	(in millions, except percentages)
Assets
Cash equivalents:
Fixed rate	$1,887	$—	$—	$—	$—	$—	$1,887	$1,887
Average interest rate	0.14%						0.14%

Short-term investments:
Fixed rate	$57	$127	$25	$2	$—	$—	$211	$214
Average interest rate	1.62%	2.37%	2.93%	5.25%			2.26%

Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$20	$20	$18
Average interest rate						9.46%	9.46%

Total investment securities	$1,944	$127	$25	$2	$—	$20	$2,118	$2,119
Average interest rate	0.18%	2.37%	2.93%	5.25%		9.46%	0.44%

Long-Term Debt
Fixed rate	$403	$5	$588	$—	$430	$600	$2,026	$2,160
Average interest rate	3.22%	5.75%	6.35%		10.00%	6.80%	6.63%

Foreign Currency Exchange Risk.  We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the nine months ended April 2, 2010 and fiscal years 2009 and 2008, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the nine months ended April 2, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

The table below provides information as of April 2, 2010 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$453	33.20	$11
Singapore dollar	77	1.40	—
Euro dollar	10	1.46	—
Czech koruna	11	19.12	—
Japanese yen	6	93.34	—
British pound	1	1.62	—
Total	$558		$11

(1)   Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of April 2, 2010, our disclosure controls and procedures were effective.  During the quarter ended April 2, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any securities during the three months ended April 2, 2010 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

Our February 2008 stock repurchase plan expired on January 31, 2010.

On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010.  The repurchase program authorizes us to repurchase our common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by us will be dependent on general business and market conditions, cash flows generated by future operations, the price of our common shares, cash requirements for other investing and financing activities, and maintaining compliance with our debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options.  Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by our Board of Directors.

Share repurchases during the three months ended April 2, 2010, were as follows:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs

January 2, 2010 through January 29, 2010	—	$—	—	$—
January 30, 2010 through February 26, 2010	13.5	18.53	13.5	251
February 27, 2010 through April 2, 2010	—	—	—	—
Total Through 3rd Quarter of Fiscal Year 2010	13.5	$18.53	13.5	$251

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc. and Seagate Software Holdings, Inc.	S-4	333-88388	2.1	05/16/02

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 29, 2000, by and among VERITAS Software Corporation, Victory Merger Sub, Inc. and Seagate Technology, Inc.	S-4	333-88388	2.2	05/16/02

2.3	Indemnification Agreement, dated as of March 29, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and Suez Acquisition Company (Cayman) Limited	S-4	333-88388	2.3	05/16/02

2.4	Joinder Agreement to the Indemnification Agreement, dated as of November 22, 2000, by and among VERITAS Software Corporation, Seagate Technology, Inc. and the SAC Indemnitors listed therein	S-4	333-88388	2.4	05/16/02

2.5	Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of August 29, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.5	05/16/02

2.6	Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and Plan of Merger and Reorganization, and Indemnification Agreement, and Consent, dated as of October 18, 2000, by and among Suez Acquisition Company (Cayman) Limited, Seagate Technology, Inc., Seagate Software Holdings, Inc., VERITAS Software Corporation and Victory Merger Sub, Inc.	S-4	333-88388	2.6	05/16/02

2.7	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate Technology, MD Merger Corporation and Maxtor Corporation	8-K	001-31560	2.1	12/22/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Memorandum of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.1	10/29/04

3.2	Third Amended and Restated Articles of Association of Seagate Technology (formerly known as Seagate Technology Holdings)	10-Q	001-31560	3.2	10/29/04

4.1	Specimen Common Share Certificate	S-1/A	333-100513	4.4	11/08/02

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Floating Rate Senior Notes due 2009, Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

10.2+	Seagate Technology 2001 Share Option Plan	S-8	333-101848	10	12/13/02

10.3(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.3(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.4+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.5+	Amended Seagate Technology 2004 Stock Compensation Plan	10-Q	001-31560	10.6	02/01/10

10.6+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.9+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.10+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.11	Seagate Technology Employee Stock Purchase Plan (as amended and restated)	10-Q	001-31560	10.12	11/04/09

10.12+	Summary description of Seagate Technology’s Compensation Policy for Non-Management Members of the Board of Directors	10-Q	001-31560	10.13	02/01/10

10.13*	Indenture between Maxtor Corporation and U.S. Bank National Association, dated as of August 15, 2005	10-Q	001-16447	4.1	11/04/05

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	First Supplemental Indenture, dated as of May 19, 2006, among Seagate Technology, Maxtor Corporation and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005	8-K	001-31560	10.2	05/25/06

10.15+	Seagate Technology 2004 Stock Compensation Plan Form of Performance Share Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.17	02/10/09

10.16+	Form of Separation and Release Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology	10-Q	001-31560	10.18	02/10/09

10.16(a)+	Restricted Covenants Agreement by and between David A. Wickersham and Seagate US LLC and Seagate Technology (contained in Exhibit 10.18 as Exhibit A)	10-Q	001-31560	10.18(a)	02/10/09

10.17+	Form of Separation and Release Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19	02/10/09

10.17(a)+	Restricted Covenants Agreement by and between William D. Watkins and Seagate (US) Holdings, Inc. and Seagate Technology	10-Q	001-31560	10.19(a)	02/10/09

10.18+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.19+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.21	02/10/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.21+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09

10.22+	Offer Letter, dated as of November 6, 2008, by and between Seagate Technology and Charles C. Pope	10-Q	001-31560	10.24	02/10/09

10.23+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.24+	Form of Separation and Release Agreement for Brian Dexheimer	10-K	001-31560	10.26	08/19/09

10.25+	Summary of Compensation Arrangements for Robert Whitmore	10-Q	001-31560	10.27	02/10/09

10.26+	First Amendment to Seagate Deferred Compensation Plan					X

10.27+	Restated Seagate Deferred Compensation Plan					X

10.28+	Seagate Deferred Compensation Sub-Plan					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.30	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.31	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.32	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

10.33	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of August 15, 2005, as amended and supplemented by that First Supplemental Indenture dated as of May 19, 2006	8-K	001-31560	10.1	06/01/09

10.35	Second Supplemental Indenture, dated as of June 1, 2009, among Seagate Technology, Maxtor Corporation, Seagate Technology (US) Holdings, Inc. and U.S. Bank National Association, amending and supplementing the Indenture dated as of March 1, 1987, as amended and supplemented by that First Supplemental Indenture dated as of January 11, 1996	8-K	001-31560	10.3	06/01/09

10.36‡	Indenture between Maxtor Corporation (a Delaware Corporation), Maxtor Corporation (a California Corporation) and Security Pacific National Bank, as Trustee, dated as of March 1, 1987	S-1	033-12123	4.1	02/20/87

10.37§	First Supplemental Indenture, dated as of January 11, 1996, between Maxtor Corporation and State Street Bank and Trust Company, as successor Trustee, supplementing the Indenture dated as of March 1, 1987	10-Q	033-63295	10.146	02/14/96

10.38	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.39	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

10.40	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

10.41	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10

10.42	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10

10.43	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.44	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

10.45	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10

10.46	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10

10.47	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10

10.48	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10

10.49	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.50	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

10.51	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10

10.52	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	3/22/10

14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/13/08

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Management contract or compensatory plan or arrangement
*	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 11/04/2005.
†	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (001-16447) filed with the SEC on 05/13/2003.
‡	Incorporated by reference to Maxtor Corp’s registration statement on Form S-1 (033-12123) filed with the SEC on 02/20/1987.
§	Incorporated by reference to Maxtor Corp’s quarterly report on Form 10-Q (033-63295) filed with the SEC on 02/14/1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY

DATE:	May 5, 2010	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 5, 2010	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)