Form 10-K
period 2010-07-02
Seagate Technology plc
filed 2010-08-20
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31560

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
(Exact name of Registrant as specified in its charter)

Ireland	98-0648577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Arthur Cox Building, Earlsfort Terrace
Dublin 2, Ireland
(Address of principal executive offices)

Registrant's telephone number, including area code: (353) (1) 618-0517

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.00001 per share	The NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of January 1, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.3 billion based upon a closing price of $18.19 reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of August 12, 2010 was 471,808,544.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be delivered to shareholders in connection with our 2010 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

        Effective as of 1:30 p.m. PDT on July 3, 2010 (the "Effective Time"), Seagate Technology public limited company, an Irish public limited company, ("Seagate-Ireland") became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"). In this Annual Report on Form 10-K (this "Form 10-K"), unless the context indicates otherwise, as used herein, the terms "we," "us," "Seagate," the "Company" and "our" refer to Seagate-Cayman and its subsidiaries for periods prior to the Effective Time and to Seagate-Ireland and its subsidiaries for periods after the Effective Time. References to "$" are to United States dollars.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this Form 10-K that are not historical facts, particularly in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are statements of future expectations and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended). Certain of these forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "are expected to," "will," "will continue," "should," "would be," "seeks" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. These forward-looking statements are based on management's current views and assumptions, and are conditioned upon and also involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those in such statements due to, among other factors:

  •
  uncertainty in global economic conditions as customers may defer purchases in response to tighter credit and negative financial news;

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

PART I

ITEM 1.    BUSINESS

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives commonly referred to as disk drives, hard drives or HDDs, are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities have resulted in disk drives being used as the primary medium for storing electronic data.

        We produce a broad range of disk drive products addressing enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Industry Overview

  Electronic Data Storage Industry

        The electronic data storage industry is comprised of companies that manufacture components or subcomponents designed for electronic data storage devices and companies that provide storage solutions through a variety of technologies such as disk drives, tape storage and semiconductor-based storage technologies such as flash memory. Participants in the electronic data storage industry include:

        Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies such as Fuji Electric Device Technology Co., Ltd., Showa Denko K.K. and TDK Corporation, which supply heads and media to disk drive manufacturers; LSI Corporation and Marvell Technology Group Limited, which supply application specific integrated circuits (ASICs); and Hoya Corporation, which supplies glass substrates.

        Hardware storage solutions manufacturers.    Companies that transform components into storage products include disk drive manufacturers such as Seagate, Hitachi Global Storage Technologies, Samsung Electronics Co., Ltd., Toshiba Corporation and Western Digital Corporation; magnetic tape storage manufacturers such as Quantum Corporation; and semiconductor storage manufacturers such as Intel Corporation, Micron Technology, Samsung Electronics Co., Ltd., SanDisk Corporation and STEC, Inc., whose operations include integrating flash memory into storage products such as solid state drives (SSDs).

        System integrators.    Companies that bundle and package storage components such as storage hardware and software into client compute, client non-compute or enterprise applications. Client compute original equipment manufacturers (OEMs) include Acer Inc., Apple Inc., Dell Inc., Hewlett-Packard Company and Lenovo Group Limited; client non-compute OEMs include Apple Inc., DIRECTV Group, Inc., Microsoft Corporation, Motorola, Inc., Scientific-Atlanta Inc., a subsidiary of Cisco Systems Inc., Sony Corporation and TiVo Inc.; and enterprise storage system OEMs include EMC Corporation, Hewlett-Packard Company and NetApp, Inc. Distributors who in turn integrate storage hardware and software into end-user applications are also included in this category.

        Storage services.    Another area within the electronic data storage industry is services and solutions related to the backup, archiving, recovery and discovery of electronic data.

  Demand for Electronic Data Storage

        The electronic data storage industry has traditionally been focused on client compute applications. We believe that technological advances in storage technology and a proliferation of client non-compute applications such as digital video recorders, gaming devices, digital music players and digital cameras are driving the broad, global proliferation and growth of digital content through the:

  •
  creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies and music by consumers and electronic data by enterprises;

  •
  aggregation and distribution of digital content through services and other offerings by companies such as YouTube by Google Inc., Hulu LLC by the National Broadcasting Company and FOX Broadcasting Company (a News Corporation Company), iTunes by Apple Inc., MySpace by News Corporation and Facebook;

  •
  network infrastructure, including broadband, cable and satellite that has enabled the access, hosting and distribution of such digital content;

  •
  enjoyment and consumption of digital content through DVRs, handheld devices and gaming consoles, as well as in automobiles; and

  •
  protection of digital content through storage on backup devices and storage services.

        As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, utilize and back up such content. This in turn has resulted in the rapid growth in demand for electronic data storage applications and solutions.

        We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content. Other factors driving demand for additional storage include:

  •
  continued growth in cloud computing and backup services for enterprises seeking efficient and cost-effective methods of processing and storing data, increases demand for storage as data centers expand and proliferate;

  •
  increasing legal and regulatory requirements, which necessitate larger archives;

  •
  changes in the nature and amount of data being stored, such as the growing use of digital records in the healthcare industry; and

  •
  growth in data captured in computer to computer communications, or "dark data", which does not require human interaction.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, back up and use such content, which we believe will continue to result in increased demand for disk drive products. However, the disk drive industry is sensitive to global macroeconomic conditions as experienced in fiscal year 2009.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. SSDs, using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices and portable external storage. NAND flash memory is a type of non-volatile storage technology that does not require power to retain data. However, we believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver reliable, power consumption efficient and cost effective mass storage devices.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives designed for mission critical applications and nearline applications.

        Mission critical applications are defined as applications that are vital to the operation of enterprises, requiring high performance, and high reliability disk drives. We expect the market for mission critical enterprise storage solutions to be driven by enterprises continuing to move network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this transition will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as applications that are less time-critical but capacity-intensive, such as reference data environments or redundancy for recovery purposes, which require high capacity and low power consumption disk drives featuring lower costs per gigabyte. We expect such applications, which include storage for cloud computing and backup services, will continue to grow and drive demand for disk drives designed with these attributes as data centers expand and proliferate.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are beginning to use SSDs in applications where rapid processing and/or lower power consumption is required. The timing of significant adoption of SSDs is dependent on enterprises weighing the pricing and other benefits of mission critical enterprise disk drives against the perceived performance benefits of SSDs.

        Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. In the near-term, we believe that demand growth in client compute applications will be driven by what we believe to be an accelerating corporate technology refresh cycle. In the long-term, we believe that the proliferation of digital content will drive the demand for the client compute market.

        As the proliferation of client compute applications that require minimal storage such as tablets and netbooks continues, NAND flash technology could become more competitive within the client compute market in the future.

        Disk Drives for Client Non-Compute.    We define client non-compute applications as disk drives designed for consumer electronic devices and disk drives used for external storage and network-attached storage (NAS). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs that require a higher capacity, lower cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment the consumer's current desktop, notebook or DVR disk drive capacities. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation of high definition and media-rich digital content will continue to create increasing consumer demand for higher storage solutions.

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

  •
  data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk; and

  •
  product quality and reliability, commonly expressed in annualized return rates.

  Areal Density

        Areal density is a measure of storage capacity per square inch on the recording surface of a disk. The capacity of a disk drive is determined by the number of disks it contains as well as the areal density capability of these disks. We expect the long-term demand for increased disk drive capacities will continue to grow proportionately with the shift in storage applications from predominantly compute applications to more media-rich content. In particular, audio, video and photo storage data continue to increase in size, with high definition video content being an example of data requiring many multiples of the storage capacity of standard video. We believe that demand will further intensify by the proliferation of these forms of content. We have been pursuing, and will continue to pursue, a number of technologies to increase areal densities across the entire range of our products for expanding disk drive capacities and reducing the number of disks and heads per drive to further reduce product costs.

Manufacturing

        Disk drive manufacturers are distinguished by their level of vertical integration, which is the degree to which they control the design and manufacture of the technology used in their products and by whether they are captive, producing disk drives for their own computer systems, or independent, producing disk drives as a stand-alone product.

        Vertically integrated hard drive manufacturers design and produce their own read/write heads and recording media, which are critical technologies for disk drives. This integrated approach enables manufacturers to lower costs and to improve the functionality of components so that they work together efficiently. In contrast, manufacturers that are not integrated purchase most of their components from third-party suppliers, upon whom they depend for key elements of their technological innovation and differentiation. This can limit their ability to coordinate technology roadmaps and optimize the component design process for manufacturing efficiency and product reliability while making them reliant on the technology investment decisions of their suppliers. Independent manufacturers can enjoy a competitive advantage over captive manufacturers in working with OEMs because they do not compete with OEMs for computer system sales. We believe the competitive dynamics of the disk drive industry favor vertically integrated, independent manufacturers with the scale to make substantial technology investments and apply them across a broad product portfolio and set of customers.

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

  •
  improving product quality and reliability and reducing costs;

  •
  integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;

  •
  coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

  •
  rationalizing the facilities we operate and reducing the number of personnel we employ.

        A vertically integrated model, however, tends to have less flexibility when demand moderates because it exposes us to higher unit costs as capacity utilization is not optimized.

        Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. The trend toward consolidation is more pronounced during times of macroeconomic contraction. For example, Toshiba Corporation acquired Fujitsu Limited's hard disk drive business in October 2009. The increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may also drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

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

        Read/Write Heads.    The function of the read/write head is to scan across the disk as it spins, magnetically recording or reading information. The tolerances of recording heads are extremely demanding and require state-of-the-art equipment and processes. Our read/write heads are manufactured with thin-film and photolithographic processes similar to those used to produce semiconductor integrated circuits, though challenges in magnetic film properties and topographical structures are unique to the disk drive industry. We perform all primary stages of design and manufacture of read/write heads at our facilities. We use a combination of internally manufactured and externally sourced read/write heads, the mix of which varies based on product mix, technology and our internal capacity levels.

        Media.    Information is written to the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic material, usually aluminum alloy or glass, and is coated with a thin layer of magnetic material. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties, which we use in the disk drives we make for mobile products.

        Printed Circuit Board Assemblies.    The printed circuit board assemblies (PCBAs) are comprised of standard and custom ASICs and ancillary electronic control chips. The ASICs control the movement of data to and from the read/write heads and through the internal controller and interface, which communicates with the host computer. The ASICs and control chips form electronic circuitry that delivers instructions to a head positioning mechanism called an actuator to guide the heads to the selected track of a disk where the data is recorded or retrieved. Disk drive manufacturers use one or more industry standard interfaces such as serial advanced technology architecture (SATA); small computer system interface (SCSI); serial attached SCSI (SAS); or Fibre Channel (FC) to communicate to the host systems. We outsource to third parties the manufacture and assembly of the PCBAs used in our disk drives. We do not manufacture any ASICs, but we participate in their proprietary design.

        Head Disk Assembly.    The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. The disks, or recording media, are the components on which data is stored and from which it is retrieved. Each disk consists of a substrate of finely machined aluminum or glass deposited with layers of thin-film magnetic material. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products.

        Disk Drive Assembly.    Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and testing prior to packaging and shipment. Disk drive assembly and test operations occur primarily at facilities located in China, Singapore and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and in the United States in Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, South Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, in Europe and in the United States.

        Suppliers of Components and Industry Constraints.    Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers.

        We believe the supply chain was generally tight for the industry during most of fiscal year 2010. Availability of glass substrates, finished media and heads improved during the June 2010 quarter. However, supply of these critical components is still expected to be generally tight for the second half of the 2010 calendar year, reflecting typical seasonal patterns.

        Commodity and Other Manufacturing Costs.    The production of disk drives requires precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in prices and the supply of which has at times been constrained. We believe that currently there is an adequate supply of these precious metals, scarce alloys and industrial commodities. Additionally, volatility in fuel costs may increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of ocean shipments to help offset any increase in freight costs.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted. For the first half of fiscal year 2010, our industry experienced unmet demand due to industry-wide supply constraints, while in the March 2010 quarter supply and demand were relatively balanced. However, in the June 2010 quarter, industry supply exceeded demand, which we believe reflected a return to seasonal patterns typical of a June quarter.

Products

        We offer a broad range of disk drive products for the enterprise, client compute and client non-compute market applications. We offer more than one product within each product family and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features like full disk encryption and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology, which contribute to rapid product life cycles. We list our main current product offerings below.

  Enterprise Storage

        Cheetah SCSI/SAS/Fibre Channel Family.    Our Cheetah 3.5-inch disk drives ship in 10,000 and 15,000 RPM and in storage capacities ranging from 73GB to 600GB. Commercial uses for Cheetah disk drives include Internet and e-commerce servers, data mining and data warehousing, mainframes and supercomputers, department/enterprise servers and workstations, transaction processing, professional video and graphics and medical imaging.

        Savvio SCSI/SAS/Fibre Channel Family.    We are currently shipping our fourth generation Savvio 2.5-inch enterprise disk drive featuring increased throughput and improved power consumption, targeted at space optimized enterprise storage systems. Our Savvio disk drives ship in 10,000 and 15,000 RPM and in storage capacities ranging from 73GB to 600GB. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disk drives, which allow the installation of more disk drives per square foot, thus facilitating faster access to data.

        Barracuda ES SATA Family.    Our Barracuda ES 3.5-inch disk drives ship in 7,200 RPM and in storage capacities ranging from 250GB to 2TB. The Barracuda ES addresses the emerging market in enterprise storage using nearline storage systems for capacity-intensive enterprise applications that require space optimization, maximized performance and availability. We have also introduced Barracuda ES drives for the surveillance market with capacities ranging from 250GB to 1TB.

        Constellation ES SATA Family.    Our Constellation disk drives ship in both 2.5-inch and 3.5-inch and in storage capacities of up to 500GB to 2TB, respectively, at 7,200 RPM. The Constellation is designed for reference data environments that require high capacity density, enterprise reliability, low power consumption and optional security.

  Client Compute

        Momentus ATA/SATA Family.    Our Momentus family of disk drives for mobile computing disk drive products ship in 5,400 and 7,200 RPM and in capacities ranging from 80GB to 640GB. Momentus disk drives are used in notebooks for business, government, education and consumer applications. Consumer uses for Momentus disk drives also include tablet computers and digital audio applications. Our Momentus

7200.4 is a 7,200 RPM disk drive for high-performance notebooks. In addition, we began shipping our new hybrid drive into the notebook market with the introduction of our Momentus XT product line in the fourth fiscal quarter of 2010. Hybrid disk drives incorporate both a hard disk drive and NAND flash storage. The benefits of such drives are improved performance over hard disk drives, as well as higher capacity and lower cost compared to SSDs alone.

        Barracuda ATA/SATA Family.    Our Barracuda 3.5-inch disk drive delivers storage capacities of up to 2TB at 7,200 RPM and is designed for applications such as PCs, workstations and personal external storage devices.

  Client Non-Compute

        Pipeline HD and DB35 SATA Family.    We sell our 3.5-inch Pipeline HD and DB35 disk drives primarily for use in DVRs. These disk drives are optimized for leading-edge digital entertainment and range from 160GB to 1TB.

        Pipeline Mini SATA Family.    We sell our 2.5-inch, 5,400 RPM Pipeline Mini disk drives, with capacities ranging from 160GB up to 500GB, for use in low-profile DVRs, gaming consoles, home entertainment devices and small footprint media PCs.

        We ship external backup storage solutions under our Free Agent Go™ and Free Agent Go Flex™ product lines. Both of these product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 2TB and 750GB, respectively.

Customers

        We sell our disk drives primarily to major OEMs. We also sell to distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers, such as Hewlett-Packard Company, Dell Inc. and EMC Corporation.

        The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Years Ended
	July 2, 2010	July 3, 2009	June 27, 2008
Revenues by Channel (%)
OEM	71%	64%	67%
Distributors	21%	27%	26%
Retail	8%	9%	7%
Revenues by Geography (%)
Americas	26%	28%	30%
EMEA	22%	27%	27%
Asia Pacific	52%	45%	43%

        OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 6 to 24 months; however they are generally cancelable for convenience by either party upon written notice. Our product support obligations generally extend substantially beyond the term of the agreement. These master agreements typically do not commit the customer to buy any minimum quantity of products, or create exclusive relationships. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

        Our retail channel consists of our branded storage products sold to retailers either by us directly or by our distributors. Retail sales made by us or our distributors typically require greater marketing support, sales incentives and price protection periods.

        The only customers exceeding 10% of our consolidated revenue for fiscal years 2008 through 2010 were Hewlett-Packard Company and Dell Inc., accounting for approximately 16% and 11%, respectively, of our consolidated revenue in each year. We have master purchase agreements in place with Hewlett-Packard Company and Dell Inc. that are cancelable for convenience by either party upon written notice, and do not require either customer to purchase any minimum or other specified quantity of our products. See "Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers."

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

        Principal Disk Drive Competitors.    We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, some of which have greater financial and other resources than we have. These competitors include independent disk drive manufacturers such as Western Digital Corporation, as well as large captive manufacturers such as Hitachi Global Storage Technologies, Samsung Electronics Co., Ltd. and Toshiba Corporation. Because these captive manufacturers produce complete computer systems and other non-compute consumer electronics and mobile devices, they can derive a greater portion of their operating margins from other components, which may reduce their need to realize a profit on the disk drives included in their computer systems and may allow them to sell disk drives to third parties at very low margins. Many captive manufacturers are also formidable competitors because they have more resources and greater access to their internal customers than we do. In addition, competitors such as Samsung Electronics Co., Ltd. and Toshiba Corporation are increasingly integrating other storage technologies such as flash memory, hybrid disk drives and SSDs into their product offerings. Not only may they be willing to sell their disk drives at a lower margin to advance their overall business strategy, their portfolio may allow them to be indifferent to which technology prevails over the other as they can offer a broad range of storage media and solutions and focus on those with lowest costs and greatest sales. In addition to competing with our disk drive competitors, we also compete with companies such as Iomega Corporation (an EMC company) and LaCie S.A. that purchase disk drives from us and our competitors for use in their branded storage products.

        Other Competitors.    We also are experiencing competition from companies that provide alternative storage technologies such as flash memory and SSDs. In the flash memory market, primarily used in lower capacity handheld devices, our principal competitors include Micron Technology, Inc., Samsung Electronics Co., Ltd., SanDisk Corporation and Toshiba Corporation. In enterprise applications, where SSDs are used for rapid processing and high volume transactions, our principal SSD competitors include Hitachi Global Storage Technologies, Intel Corporation and STEC Inc., with others expected to enter in the near future.

        Price Erosion.    Our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets ("like-for-like products"). Price declines for like-for-like products ("price erosion") are more pronounced during periods of:

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

        We expect price erosion in our industry to continue. To remain competitive, we believe it is necessary for industry participants to continue to introduce new product offerings that utilize advanced technologies ahead of the competition in order to take advantage of potentially higher initial profit margins and reduced cost structures on these new products.

        Product Life Cycles and Changing Technology.    Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated quick achievement of product cost effectiveness. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. For most of fiscal year 2010, our industry observed a muted seasonal pattern as the hard disk drive industry experienced unmet demand due to industry-wide supply constraints, while in the March 2010 quarter supply and demand were relatively balanced. However, in the June 2010 quarter, industry supply exceeded demand, which we believe reflected a return to seasonal patterns typical of a June quarter.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies, including solid state technology. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2010, 2009 and 2008, we had product development expenses of approximately $877 million, $953 million and $1,028 million, respectively, which represented 8%, 10% and 8% of our consolidated revenue, respectively.

Patents and Licenses

        As of July 2, 2010, we had 4,149 U.S. patents and 625 patents issued in various foreign jurisdictions as well as 1,232 U.S. and 478 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

        The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see "Item 8. Financial Statements and Supplementary Data—Note 13, Legal, Environmental, and Other Contingencies." The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome. We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to patent licenses.

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

        Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a potentially responsible party at several sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few at this time.

        While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these sites to be material.

        We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

        If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.

Employees

        At July 2, 2010, we employed approximately 52,600 employees, temporary employees and contractors worldwide, of which approximately 45,000 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data—Note 12, Business Segment and Geographic Information."

Corporate Information

        We were formed in 2000 as an exempted company incorporated with limited liability under the laws of the Cayman Islands. On July 3, 2010, we consummated our previously announced reorganization pursuant to which Seagate Technology public limited company, a public limited company organized under the laws of Ireland, became the publicly traded parent of the Seagate corporate family.

Available Information

        Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act"), and we file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any of our filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may access this information at the SEC's Internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

        Web Site Access.    Our Internet web site address is www.seagate.com. We make available, free of charge at the "Investor Relations" portion of our web site, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not incorporated into this Form 10-K.

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 13, 2010. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	53	Chairman, President and Chief Executive Officer
Patrick J. O'Malley	48	Executive Vice President and Chief Financial Officer
Robert W. Whitmore	48	Executive Vice President and Chief Technology Officer
William D. Mosley	43	Executive Vice President, Sales and Marketing
D. Kurt Richarz	49	Executive Vice President, Sales
Terence R. Cunningham	51	Senior Vice President, i365
Douglas DeHaan	52	Senior Vice President, Operations and Materials
Kenneth M. Massaroni	49	Senior Vice President, General Counsel and Corporate Secretary
David H. Morton Jr.	38	Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo, Chairman, President and Chief Executive Officer. Mr. Luczo, 53, has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors. He was appointed Chairman of the Board in 2002. Mr. Luczo resigned as CEO effective as of July 3, 2004, but retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he joined us in January 2009, Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993.

        Patrick J. O'Malley, Executive Vice President and Chief Financial Officer. Mr. O'Malley, 48, has served as Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as Senior Vice President, Finance from 2005 to August 2008, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from

1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director/Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988.

        Robert W. Whitmore, Executive Vice President and Chief Technology Officer. Mr. Whitmore, 48, has been Executive Vice President and Chief Technology Officer since 2007. Prior to that he was Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President, Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.

        William D. Mosley, Executive Vice President, Sales and Marketing. Mr. Mosley, 43, has served as Executive Vice President, Sales and Marketing since September 2009. Prior to that, he served as Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009, Senior Vice President, Global Disk Storage Operations from 2007 to 2009; Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

        D. Kurt Richarz, Executive Vice President, Sales. Mr. Richarz, 49, joined Seagate in May 2006, when we acquired Maxtor Corporation. He has served as our Executive Vice President, Sales since May 2008. Prior to that he was Executive Vice President, Sales and Customer Service Operations since from May 2006 to May 2008; Senior Vice President of Global OEM Sales from 2007 to 2008, and Vice President of Global OEM Sales from 2006 to 2007. At Maxtor Corporation, from 2002 to 2006, he served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

        Terence R. Cunningham, Senior Vice President, i365. Mr. Cunningham, 51, has served as our Senior Vice President of i365 since October 2009. Prior to that, he served as Senior Vice President, Branded Solutions and i365, from when he joined Seagate in March 2009 until September 2009. Mr. Cunningham served as the CEO of Coral8, Inc., a software company from 2003 until 2009, President and CEO of InfoGenesis, a hospitality focused software company from 2005 to 2006, and as Management Advisor and Investor of Rockbridge Consulting, Inc. from 1999 to 2003. Prior to that, he served as President and COO of Veritas Software Corporation, and founded and led Seagate Software, Inc. He is a member of the Board of Directors of QAD, Inc., and several private companies.

        Douglas DeHaan, Senior Vice President, Operations and Materials. Mr. DeHaan, 52, has been Senior Vice President, Operations and Materials since February 2009. Previously, he served as Senior Vice President of Quality from 2008 to 2009, Senior Vice President, Enterprise Product Development from December 2006 to April 2008, Senior Vice President of Product and Process Development, Core Products from 2003 to 2006, Senior Vice President Process Development and Product Launch from 2001 to 2003, Vice President, Seagate Factory of the Future Initiative from 1999 to 2001, Vice President, Twin Cities Manufacturing Operations from 1996 to 1999, Vice President, Singapore Operations from 1994 to 1996, and Senior Director, Manufacturing Engineering/Twin Cities Operations from 1992 to 1994.

        Kenneth M. Massaroni, Senior Vice President, General Counsel and Corporate Secretary. Mr. Massaroni, 49, has been Senior Vice President, General Counsel and Corporate Secretary since April 2008. He served as Vice President and Acting General Counsel from December 2007 to April 2008, and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta Inc. from 1997 to 2006. In addition, Mr. Massaroni has also held senior patent counsel positions at Motorola Inc. from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems, Inc.

from 1990 to 1992 and as a patent attorney at Energy Conversion Devices Inc. from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

        David H. Morton Jr., Vice President, Finance, Treasurer and Principal Accounting Officer. Mr. Morton, 38, joined Seagate in 1995 and has served as our Vice President, Finance, Treasurer and Principal Accounting Officer since October 2009. Prior to that, he served as our Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005. Prior to June 2004, Mr. Morton held a variety of progressively senior management positions within our Finance organization.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

Current Macroeconomic Conditions—The recent downturn in the macroeconomic environment has, and may continue to, negatively impact our results of operations.

        The recent downturn in global macroeconomic conditions, particularly in Europe, has had a significant effect on the disk drive industry as a whole and the results of our operations. Due to the on-going uncertainty about current macroeconomic conditions, we believe our customers may postpone spending in response to tighter credit, increasing level of unemployment, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

        In addition, the capital and credit markets continue to experience some measure of volatility and disruption, resulting in a tightening in the credit markets, a low level of liquidity in many financial markets and reduced stability in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers resulting in product delays and the inability of customers to obtain credit to finance purchases of our products.

Competition—Our industry is highly competitive and our products have experienced and will continue to experience significant price erosion and market share variability.

        The disk drive industry is intensely competitive and vendors typically experience substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers, and we expect these practices to continue. We will need to continually reduce our prices for existing products to retain our market share, which could adversely affect our results of operations.

        The pricing environment in the first nine months of our 2010 fiscal year was relatively stable owing in part to a favorable supply/demand balance, though in the June 2010 quarter price erosion returned to seasonal patterns typical of a June quarter. We believe price erosion and market share variability will continue, as the industry engages in aggressive pricing actions targeted to shift customer demand to offset lower demand due to the deterioration in business and economic conditions.

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

        Additionally, a significant portion of our success in the past has been a result of increasing our market share at the expense of our competitors, particularly in enterprise markets. Market share for our products can be negatively affected by our customers' diversifying their sources of supply as our competitors enter the market for particular products, as well as by our ability to ramp volume production of new product offerings. When our competitors successfully introduce product offerings that are competitive with our recently introduced products, our customers may quickly diversify their sources of supply. Any significant decline in our market share in any of our principal market applications would adversely affect our results of operations.

Principal Competitors—We compete with both independent manufacturers, whose primary focus is producing technologically advanced disk drives, and captive manufacturers, who do not depend solely on sales of disk drives to maintain their profitability.

        We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies, including other independent disk drive manufacturers, and large captive manufacturers. The term "independent" in this context refers to manufacturers that primarily produce disk drives as a stand-alone product, such as Western Digital Corporation, and the term "captive" in this context refers to manufacturers who themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other electronic data storage products, such as Hitachi Global Storage Technologies, Samsung Electronics Incorporated and Toshiba Corporation.

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

        We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, lower power consumption and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have announced solid state drives (SSDs) for netbook, notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disk drives. Certain customers for both notebook and enterprise compute applications are evaluating and may adopt SSDs as alternatives to hard drives in certain applications.

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

        In the past, our quarterly revenue and results of operations have fluctuated, sometimes significantly, from period to period. These fluctuations, which we expect to continue, may be occasioned by a variety of factors, including:

  •
  current uncertainty in global economic conditions may pose a risk to the overall economy;

  •
  adverse changes in the level of economic activity in the major regions in which we do business, for example Europe in the June 2010 quarter;

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

  •
  shifting trends in customer demand which, when combined with overproduction of particular products, particularly when the industry is served by multiple suppliers, results in unfavorable supply/demand imbalances;

  •
  our high proportion of fixed costs, including research and development expenses; and

  •
  announcements of new products, services or technological innovations by us or our competitors.

        As a result, we believe that quarter-to-quarter comparisons of our revenue and results of operations may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Our results of operations in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our ordinary shares.

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

        Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers' demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the client compute and client non-compute market applications of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers' increased sales of desktop computers, notebook computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the client non-compute market, as well as macro-economic conditions.

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

        The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

        Other factors that may negatively impact our ability to recapture the cost of investments in any given quarter include:

  •
  the impact of variable demand and an aggressive pricing environment for disk drives;

  •
  the impact of competitive product announcements and possible excess industry supply both with respect to particular disk drive products and with respect to competing alternative storage technology solutions such as SSDs in netbook, notebook and enterprise compute applications;

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

Dependence on Supply of Components, Equipment and Raw Materials—If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

        The cost, quality and supply of components, certain equipment and raw materials used to manufacture disk drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disk drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards, and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components that we do not manufacture, including aluminum and glass substrates, read/write heads, ASICs, spindle motors, printed circuit boards, and suspension assemblies. If our vendors for these components are unable to meet our cost, quality, and supply requirements, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

        In addition, the recent increases in demand for small form factor mobile products have led to shortages in glass substrates, a component used in smaller form factor disk drives to make the recording media for such drives. If our vendors for glass substrates are unable to meet our demand, or are unable to invest sufficient capital to expand capacity to meet the industry's increasing unit growth in small form factor mobile disk drives, we could experience a shortage in the supply of this critical component, which could limit our ability to meet our customer's demand for smaller form factor disk drives.

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

Industry Demand—Poor global economic conditions and changes in demand for computer systems and storage subsystems may cause in the future a decline in demand for our products.

        Our disk drives are components in computers, computer systems, storage subsystems and consumer electronics devices. The demand for these products has been volatile. During times of poor global economic conditions, consumer spending tends to decline and retail demand for personal computers and consumer electronics devices tends to decrease, as does enterprise demand for computer systems and storage subsystems. Moreover, unexpected slowdowns in demand for computer systems, storage subsystems or consumer electronics devices generally cause sharp declines in demand for disk drive products. The decline in consumer spending could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

        A substantial portion of our sales has been to distributors of disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, deterioration in business and economic conditions could exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors ability to access credit for purposes of funding their operations may also affect purchases of our products by these customers.

        If distributors reduce their purchases of our products or prices decline significantly in the distribution channel or if distributors experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.

Dependence on Sales of Disk Drives in Client Non-Compute Applications—Our sales of disk drives for client non-compute applications, which have contributed significant revenues to our results, can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

        Sales of disk drives for client non-compute applications have contributed significant revenues to our results. Consumer spending on client non-compute has however, and may continue to, deteriorate significantly in many countries and regions, including the United States, due to poor global economic conditions and increasing levels of unemployment. This could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

        In addition, the demand for client non-compute products can be even more volatile and unpredictable than the demand for client compute products. In some cases, our products manufactured for client non-compute applications are uniquely configured for a single customer's application, which creates a risk of unwanted and unsellable inventory if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory meeting the customers' cost and capacity metrics, resulting in a rapid shift in demand from our products and disk drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new client non-compute applications could materially adversely impact our future results of operations.

Dependence on Sales of Disk Drives Directly to Consumers Through Retail Outlets—Our sales of disk drives directly to consumers through retail outlets can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

        We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fuelling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. Consumer spending on retail sales of our branded solutions has deteriorated in some markets and may continue to do so if poor global economic conditions continue and higher levels of unemployment persist. This could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

Impairment Charges—We may be required to record additional impairment charges for other long-lived assets.

        We are required to test other long-lived assets, including acquired intangible assets and property, equipment and leasehold improvements, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate.

        Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to our long lived assets. If our long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers.

        Some of our key customers, including Hewlett-Packard Company, Dell Inc. and EMC Corporation, account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer's cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

Impact of Technological Change—Increases in the areal density of disk drives may outpace customers' demand for storage capacity.

        The rate of increase in areal density, or storage capacity per square inch on a disk, may be greater than the increase in our customers' demand for aggregate storage capacity, particularly in certain market applications like client compute. As a result, our customers' storage capacity needs may be satisfied with lower priced, low capacity disk drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

Changes in Electronic Data Storage Products—Future changes in the nature of electronic data storage products may reduce demand for traditional disk drive products.

        We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, iPad-like tablet computing devices, netbooks or mobile phones with advanced capabilities, or "smartphones", may not contain a disk drive. While we are investing development resources in designing disk drives for these new applications, it is too early to assess the impact of these new applications on future demand for disk drive products. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

        Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements.

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

Restrictions Imposed by Debt Covenants—Restrictions imposed by the indenture governing our 10% Senior Secured Second-Priority Notes due 2014 may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

        The indenture governing our 10% Senior Secured Second-Priority Notes due 2014 (the "10% Notes") impose, and the terms of any future debt may impose, operating and other restrictions on us. The indenture limits, among other things, our ability to:

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

        Substantially all our assets and the assets of our significant subsidiaries organized in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore, as well as certain assets located in the United States, the Cayman Islands, the Netherlands, Northern Ireland and Singapore owned by other significant subsidiaries, and all proceeds therefrom, are pledged as security for borrowings under our 10% Notes, as well as obligations under our hedging agreements, cash management arrangements and certain metal leasing arrangements. Since substantially all of our assets are used to secure portions of our existing debt obligations, we have a limited amount of collateral that is available for future secured debt or credit support. As a result, we may be limited in our ability to incur additional indebtedness or to provide additional credit support for our existing indebtedness. In addition, our failure to comply with the terms of the indenture governing our 10% Notes would entitle the lenders thereunder to declare all funds borrowed thereunder to be immediately due and payable. If we were unable to meet these payment obligations, the lenders could foreclose on, and acquire control of, substantially all our assets that serve as collateral.

Volatile Public Markets—The price of our ordinary shares may be volatile and could decline significantly.

        The stock market, in general, and the market for technology stocks in particular, has recently experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our ordinary shares could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our ordinary shares could fluctuate significantly in response to several factors, including among others:

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

  •
  changes in the credit ratings of our indebtedness by rating agencies; and

  •
  the sale of our ordinary shares held by certain equity investors or members of management.

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

        Our growth strategy may involve pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Accordingly, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the indentures that govern our outstanding indebtedness, and any agreements governing any other debt we may incur.

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

        In addition, we could issue additional ordinary shares in connection with future strategic alliances, acquisitions, joint ventures or investments. Issuing shares in connection with such transactions would have the effect of diluting your ownership percentage of the ordinary shares and could cause the price of our ordinary shares to decline.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology and by Qimonda AG; and an action brought in Northern Ireland by Siemens AG.

        Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part II, Item 8. Financial Statements and Supplementary Data—Note 13, Legal, Environmental, and Other Contingencies of this Annual Report on Form 10-K for a description of pending intellectual property proceedings.

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

        We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in China, Malaysia, Northern Ireland, Singapore and Thailand, in addition to those in the United States. A substantial portion of our client compute disk drive assembly occurs in our facility in China.

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

  •
  Global Health Outbreaks.  The occurrence of a pandemic disease may adversely impact our operations, and some of our key customers. Such diseases could also potentially disrupt the timeliness and reliability of the distribution network we rely on.

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

        Annually we complete an evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that as of July 2, 2010, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our shares could be adversely affected. We will incur additional expenses and commitment of management's time in connection with further evaluations.

Dependence on Key Personnel—The loss of key executive officers and employees could negatively impact our business prospects.

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

Suspension of Paying Quarterly Dividends—Our policy of not paying dividends could result in a persistently low market valuation of our ordinary shares.

        On April 13, 2009, we announced that we had adopted a policy of no longer paying a quarterly dividend to our ordinary shareholders to enhance liquidity. Our policy of not paying a quarterly dividend could result in a persistently low market valuation of our ordinary shares.

        Our ability to pay quarterly dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders.

Potential Governmental Action—Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our ordinary shares.

        Recent U.S. federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Seagate or its shareholders.

Securities Litigation—Significant fluctuations in the market price of our ordinary shares could result in securities class action claims against us.

        Significant price and value fluctuations have occurred with respect to the publicly traded securities of disk drive companies and technology companies generally. The price of our ordinary shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company's securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

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

        As of July 2, 2010, we continued to hold auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of July 2, 2010, the estimated fair value of these auction rate securities was $17 million. We believe that the impairments totaling $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis.

        While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments or auction rate securities since July 2, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

Environmental Regulations—Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        The sale and manufacturing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. For example, the EU has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive, which prohibits the use of certain substances in electronic equipment, and the Waste Electrical and Electronic Equipment directive, which obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take-back and properly dispose of the equipment. Similar legislation may be enacted in other locations where we manufacture or sell our products. Although we do not anticipate any material adverse effects based on the nature of our operations and the focus of such legislation, we will need to ensure that we comply with these laws and regulations as they are enacted and that our suppliers also comply with these laws and regulations. If we fail to timely comply with the legislation, our customers may refuse to purchase our products, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws or noncompliance with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        On July 3, 2010, our company headquarters were relocated to Ireland, while our U.S. executive offices remained in Scotts Valley, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and in Minnesota. Our principal product development facilities are located in California, Colorado, Minnesota, Massachusetts and Singapore. Our leased facilities are occupied under leases that expire at various times through 2022.

        Our material manufacturing, product development and marketing and administrative facilities at July 2, 2010 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Use
United States
California
Scotts Valley	Owned/Leased	251,866	Marketing and administrative
Fremont	Leased	157,925	Product development
Colorado	Owned/Leased	528,479	Product development
Minnesota	Owned	1,125,219	Manufacture of recording heads and product development
Oklahoma	Owned/Leased	274,637	Administrative
Massachusetts	Leased	125,672	Product development
Europe
Northern Ireland
Springtown	Owned	478,800	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	958,341	Manufacture of drives
Wuxi	Leased	704,231	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	630,500	Manufacture of substrates
Penang	Owned(1)	390,254	Manufacture of drive subassemblies
Singapore
Ang Mo Kio	Owned(1)	1,050,000	Manufacture of drives and product development
Woodlands	Owned(1)	1,404,049	Manufacture of media
Thailand
Korat	Owned	1,162,846	Manufacture of drives and drive subassemblies
Teparuk	Owned	362,028	Manufacture of drive subassemblies

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of July 2, 2010, we owned or leased a total of approximately 11.9 million square feet of space worldwide. We occupied approximately 7.0 million square feet for the purpose of manufacturing, 1.3 million square feet for product development, 1.5 million square feet for marketing and administrative purposes and subleased 0.8 million. Included in the 11.9 million square feet of owned or leased space is a total of 1.3 million square feet that is currently unoccupied primarily as a result of site closures at our facilities in Longmont, Milpitas and Pittsburgh. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of July 2, 2010, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

        On August 4, 2009, we announced that we will close our Ang Mo Kio (AMK) facility in Singapore during fiscal year 2011. Our hard drive manufacturing operations will be relocated to other existing facilities and our Asia International Headquarters (IHQ) will remain in Singapore. We do not expect the closure to meaningfully change production capacity.

ITEM 3.    LEGAL PROCEEDINGS

        See Item 8. Financial Statements and Supplementary Data—Note 13, Legal, Environmental, and Other Contingencies.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our shares have traded on the NASDAQ Global Select Market under the symbol "STX" since September 16, 2008, and previously traded on the New York Stock Exchange under the symbol "STX" since December 11, 2002. Prior to that time there was no public market for our shares. The high and low sales prices of our shares, as reported by both the NASDAQ and the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended October 3, 2008	$19.54	$10.79
Quarter ended January 2, 2009	$11.00	$3.67
Quarter ended April 3, 2009	$6.80	$2.98
Quarter ended July 3, 2009	$10.85	$5.61
Quarter ended October 2, 2009	$16.16	$9.25
Quarter ended January 1, 2010	$18.59	$13.78
Quarter ended April 2, 2010	$21.58	$16.47
Quarter ended July 2, 2010	$20.90	$12.69

        As of August 12, 2010 there were approximately 1,478 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2010 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our common shares for the period from July 1, 2005 to July 2, 2010. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on July 1, 2005, $100 was invested in our common shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Dow Jones US Computer Hardware Index

	7/1/05	6/30/06	6/29/07	6/27/08	7/03/09	7/02/10
Seagate Technology	100.00	132.64	129.72	118.24	65.05	83.34
S&P 500	100.00	106.34	125.86	107.03	75.05	85.61
Dow Jones US Computer Hardware	100.00	101.68	144.54	145.51	115.95	164.79

*
$100 invested on 7/1/2005 in stock and in index, including reinvestment of dividends.

Copyright© 2010 Bloomberg Finance L.P. All rights reserved.

Dividends

        In 2009, we adopted a policy of no longer paying a quarterly dividend to our shareholders to enhance liquidity. The suspension of paying quarterly dividends could cause the market price of our ordinary shares to decline significantly and our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our ordinary shares. We currently do not anticipate paying a dividend for the foreseeable future.

        Our ability to pay quarterly dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants in our debt instruments.

        Since the closing of our initial public offering in December 2002 up to our policy change in 2009, we have paid dividends, pursuant to our quarterly dividend policy then in effect, totaling approximately $952 million in the aggregate. The following are dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 1, 2008	August 15, 2008	$0.12
November 7, 2008	November 21, 2008	$0.12
February 6, 2009	February 20, 2009	$0.03

Repurchases of Our Equity Securities

        On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010. The repurchase program authorizes us to repurchase our shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. The timing and number of shares to be repurchased by us will be dependent on general business and market conditions, cash flows generated by future operations, the price of our shares, cash requirements for other investing and financing activities, and maintaining compliance with our debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options. Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by our Board of Directors.

        The following table sets forth information with respect to repurchases of our shares made during fiscal year 2010:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs
January 2, 2010 through January 29, 2010	—	$—	—	$—
January 30, 2010 through February 26, 2010	13.5	18.53	13.5	251
February 27, 2010 through April 2, 2010	—	—	—	—

Through 3rd Quarter of Fiscal Year 2010	13.5	$18.53	13.5	$251
April 3, 2010 through April 30, 2010	1.5	19.22	1.5	29
May 1, 2010 through May 28, 2010	17.4	17.52	17.4	304
May 29, 2010 through July 2, 2010	—	—	—	—

Total Through 4th Quarter of Fiscal Year 2010	32.4	$18.02	32.4	$584

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below for each of the last five fiscal years, is not necessarily indicative of results of future operations, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which are incorporated herein by reference, to fully understand factors that may affect the comparability of the information presented below.

        The Consolidated Statements of Operations data for the years ended July 2, 2010, July 3, 2009 and June 27, 2008 and the Consolidated Balance Sheet data at July 2, 2010 and July 3, 2009, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended June 29, 2007 and June 30, 2006, and the Consolidated Balance Sheet data at June 27, 2008, June 29, 2007 and June 30, 2006, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 2, 2010	July 3, 2009(1)(2)	June 27, 2008(1)	June 29, 2007(1)	June 30, 2006(1)(3)
Revenue	$11,395	$9,805	$12,708	$11,360	$9,206
Gross margin	3,204	1,410	3,205	2,185	2,137
Income (loss) from operations	1,740	(2,665)	1,376	614	874
Net income (loss)	1,609	(3,125)	1,251	933	839
Total assets	8,247	7,087	10,150	9,502	9,544
Total debt	2,502	2,697	1,978	2,000	897
Shareholders' equity	$2,724	$1,554	$4,667	$4,829	$5,285
Net income (loss) per share:
Basic	$3.28	$(6.40)	$2.44	$1.67	$1.69
Diluted	3.14	(6.40)	2.33	1.59	1.60
Number of shares used in per share computations:
Basic	491	488	512	558	495
Diluted	514	488	538	587	524
Cash dividends declared per share	$—	$0.27	$0.42	$0.38	$0.32

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

(2)
Includes the effect of a $2.3 billion impairment of goodwill and other long-lived assets.

(3)
Seagate Technology's results include Maxtor Corporation's results beginning May 19, 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations for the fiscal years ended July 2, 2010, July 3, 2009, and June 27, 2008. References to "$" are to United States dollars.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 1, 2011 and beyond. These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K. Current expectations, forecasts and assumptions involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the uncertainty in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include the impact of the variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended July 2, 2010, July 3, 2009 and June 27, 2008.

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

  •
  Fiscal Year 2010 Summary.  Overview of financial and other highlights affecting us for fiscal year 2010.

  •
  Results of Operations.  Analysis of our financial results comparing 2010 to 2009 and comparing 2009 to 2008.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 2, 2010 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives commonly referred to as disk drives, hard drives or HDDs, are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities have resulted in disk drives being used as the primary medium for storing electronic data.

        We produce a broad range of disk drive products addressing enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Business Overview

        Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

  Demand Trends for Disk Drives

        We believe the total available market (TAM) for disk drives, in aggregate, increased approximately 22% in fiscal year 2010, over the prior fiscal year. We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, back up and use such content, which we believe will continue to result in increased demand for disk drive products. However, the disk drive industry is sensitive to global macroeconomic conditions as experienced in fiscal year 2009.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. Solid state drives (SSDs), using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices and portable external storage. NAND flash memory is a type of non-volatile storage technology that does not require power to retain data. However, we believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver reliable, power consumption efficient and cost effective mass storage devices.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives designed for mission critical applications and nearline applications.

        Mission critical applications are defined as applications that are vital to the operation of enterprises, requiring high performance, and high reliability disk drives. We expect the market for mission critical enterprise storage solutions to be driven by enterprises continuing to move network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this transition will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as applications that are less time-critical but capacity-intensive, such as reference data environments or redundancy for recovery purposes, which require high capacity and low power consumption disk drives featuring lower costs per gigabyte. We expect such applications, which include storage for cloud computing and backup services, will continue to grow and drive demand for disk drives designed with these attributes as data centers expand and proliferate.

        We believe that the enterprise storage TAM increased 21%, as compared to the prior fiscal year, due to the deferral of information technology equipment purchases experienced in fiscal year 2009, when storage utilization rates of existing disk drives in data centers increased.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are beginning to use SSDs in applications where rapid processing and/or lower power consumption is required. The timing of significant adoption of SSDs is dependent on enterprises weighing the pricing and other benefits of mission critical enterprise disk drives against the perceived performance benefits of SSDs.

        Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. In the near-term, we believe that demand growth in client compute applications will be driven by what we believe to be an accelerating corporate technology refresh cycle. In the long-term, we believe that the proliferation of digital content will drive the demand for the client compute market. We believe that the client compute storage TAM increased 24% as compared to the prior fiscal year mainly due to the strength in consumer spending for technology for most of the 2010 fiscal year.

        As the proliferation of client compute applications that require minimal storage such as tablets and netbooks continues, NAND flash technology could become more competitive within the client compute market in the future.

        Disk Drives for Client Non-Compute.    We define client non-compute applications as disk drives designed for consumer electronic devices and disk drives used for external and network-attached storage (NAS). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs that require a higher capacity, lower cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup, portable external storage and to augment the consumer's current desktop, notebook or DVR disk drive capacities. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation of high definition and media-rich digital content will continue to create increasing consumer demand for higher storage solutions, as evidenced by an increase in the client non-compute TAM of 14%, as compared to the prior fiscal year.

  Product Life Cycles and Changing Technology

        Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to sell those products at a premium until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated quick achievement of product cost effectiveness. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

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

        We experienced muted price erosion for the first nine months of fiscal year 2010 as our industry experienced unmet demand due to industry-wide supply constraints during the first half of fiscal year 2010, and a relatively balanced supply and demand environment during the March 2010 quarter. However, in the June 2010 quarter, industry supply exceeded demand and resulted in an increase in price erosion to levels typical of a June quarter.

  Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. For most of fiscal year 2010, our industry observed a muted seasonal pattern as the hard disk drive industry experienced unmet demand due to industry-wide supply constraints, while in the March 2010 quarter supply and demand were relatively balanced. However, in the June 2010 quarter, industry supply exceeded demand, which we believe reflected a return to seasonal patterns typical of a June quarter.

  Disk Drive Industry Consolidation

        Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. The trend toward consolidation is more pronounced during times of macroeconomic contraction. For example, Toshiba Corporation acquired Fujitsu Limited's hard disk drive business in October 2009. The increasing technological challenges, associated levels of investment and competitive necessity of large-scale operations may also drive future industry consolidation. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

  Suppliers of Components and Industry Constraints

        Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers.

        We believe the supply chain was generally tight for the industry during most of fiscal year 2010. Availability of glass substrates, finished media and heads improved during the June 2010 quarter. However, supply of these critical components is still expected to be generally tight for the second half of the 2010 calendar year, reflecting typical seasonal patterns.

  Recording Heads and Media

        We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media. A vertically integrated model, however, tends to have less flexibility when demand moderates because it exposes us to higher unit costs as capacity utilization is not optimized. The extent of our use of externally sourced recording heads, media and aluminum substrates varies based on product mix, technology and our internal capacity levels. We purchase from third parties all of our glass substrates, which we use to manufacture disk drives for our 2.5-inch products.

  Commodity and Other Manufacturing Costs

        The production of disk drives requires precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in prices, and the supply of which has at times been constrained. We believe that currently there is an adequate supply of these precious metals, scarce alloys and industrial commodities. Additionally, volatility in fuel costs may increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of ocean shipments to help offset any increase in freight costs.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted. For the first half of fiscal year 2010, our industry experienced unmet demand due to industry-wide supply constraints, while in the March 2010 quarter supply and demand were relatively balanced. However, in the June 2010 quarter, industry supply exceeded demand, which we believe reflected a return to seasonal patterns typical of a June quarter.

Fiscal Year 2010 Summary

        Revenues for fiscal year 2010 were $11.4 billion and gross margins were 28%, which represented a 16% increase in revenues and growth in our gross margins from 14% in the prior fiscal year. We shipped 193 million units during fiscal year 2010, which represents an 18% growth over the prior fiscal year. This increase in revenue reflects an industry-wide supply constraint experienced in the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter resulting in muted price erosion. However, in the June 2010 quarter, industry supply exceeded demand and resulted in an increase in price erosion to levels typical of a June quarter. Given that over 70% of Seagate's revenues are from sales to OEMs, where pricing agreements are negotiated in advance of the quarter, a large part of our business was insulated from price declines in the June 2010 quarter. In the September 2010 quarter, however, we anticipate the adverse pricing environment will carry through to our entire product portfolio and will have a more pronounced impact on our gross margin.

        We continued to strengthen our balance sheet in fiscal year 2010. We generated operating cash flow of $1,932 million, used approximately $584 million to repurchase 32.4 million of our common shares and used $639 million for capital expenditures. In May 2010, we issued $600 million in aggregate principal amount of 6.875% Senior Notes due May 2020 (the "2020 Notes"). Additionally, we repaid approximately $827 million in existing debt and short-term borrowings during the year.

Results of Operations

        The following table summarizes information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
Revenue	$11,395	$9,805	$12,708
Cost of revenue	8,191	8,395	9,503

Gross margin	3,204	1,410	3,205
Product development	877	953	1,028
Marketing and administrative	437	537	659
Amortization of intangibles	27	55	54
Restructuring and other, net	66	210	88
Impairment of goodwill and other long-lived assets, net of recoveries	57	2,320	—

Income (loss) from operations	1,740	(2,665)	1,376
Other income (expense), net	(171)	(149)	(58)

Income (loss) before income taxes	1,569	(2,814)	1,318
Provision for (benefit from) income taxes	(40)	311	67

Net income (loss)	$1,609	$(3,125)	$1,251

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

	Fiscal Years Ended
(as a percentage of Revenue)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
Revenue	100%	100%	100%
Cost of revenue	72	86	75

Gross margin	28	14	25
Product development	8	10	8
Marketing and administrative	4	5	5
Amortization of intangibles	—	1	—
Restructuring and other, net	1	2	1
Impairment of goodwill and other long-lived assets, net of recoveries	—	24	—

Income (loss) from operations	15	(28)	11
Other income (expense), net	(1)	(1)	—

Income (loss) before income taxes	14	(29)	11
Provision for (benefit from) income taxes	—	3	1

Net income (loss)	14%	(32)%	10%

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages and ASPs)	July 2, 2010	July 3, 2009	June 27, 2008
Net Revenue	$11,395	$9,805	$12,708
Unit Shipments:
Enterprise	25.4	22.3	28.3
Client Compute	135.0	114.9	126.2
Client Non-Compute	32.8	26.6	28.1

Total Units Shipped	193.2	163.8	182.6
ASPs (per unit)	$58	$59	$68
Revenues by Channel (%)
OEM	71%	64%	67%
Distributors	21%	27%	26%
Retail	8%	9%	7%
Revenues by Geography (%)
Americas	26%	28%	30%
EMEA	22%	27%	27%
Asia Pacific	52%	45%	43%

Fiscal Year 2010 Compared to Fiscal Year 2009

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Change	% Change
Revenue	$11,395	$9,805	$1,590	16%

        Revenue in fiscal year 2010 increased approximately 16%, or $1.6 billion, from fiscal year 2009 primarily due to an 18% increase in the total number of disk drives shipped. This increase in revenue reflects an industry-wide supply constraint experienced in the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter resulting in muted price erosion. In the June 2010 quarter, industry supply exceeded demand and resulted in an increase in price erosion to levels typical of a June quarter.

        We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 6% and 12% of our gross revenue for fiscal years 2010 and 2009, respectively.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Change	% Change
Cost of revenue	$8,191	$8,395	$(204)	(2)%
Gross margin	$3,204	$1,410	$1,794	127%
Gross margin percentage	28%	14%

        For fiscal year 2010, gross margin as a percentage of revenue increased to 28% from 14% in the prior fiscal year primarily as a result of an 18% increase in drive shipments, muted price erosion, a more cost-effective product mix and a substantial improvement in manufacturing capacity utilization.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	Change	% Change
Product development	$877	$953	$(76)	(8)%
Marketing and administrative	437	537	(100)	(19)%
Amortization of intangibles	27	55	(28)	(51)%
Restructuring and other, net	66	210	(144)	(69)%
Impairment of goodwill and other long-lived assets, net of recoveries	57	2,320	(2,263)	(98)%

Operating expenses	$1,464	$4,075	$(2,611)

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        Product Development Expense.    Product development expenses for fiscal year 2010 decreased approximately 8% from fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in fiscal year 2009, which was a 53-week fiscal year. These cost reduction efforts resulted in decreases of $66 million in headcount related expenses in fiscal year 2010, $38 million due to the cessation of certain product development activities, and $26 million due to the non-recurrence of accelerated depreciation expense related to the closure of our Pittsburgh facility. These decreases were partially offset by increases of $48 million for variable performance-based compensation expense recorded in fiscal year 2010 compared to none in fiscal year 2009, and a $16 million benefit related to our deferred compensation plan recorded in fiscal year 2009.

        Marketing and Administrative Expense.    Marketing and administrative expenses for fiscal year 2010 decreased approximately 19% from fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in fiscal year 2009, which was a 53-week fiscal year. These cost reduction efforts resulted in decreases of $69 million in headcount related expenses, $26 million in advertising costs, and $29 million in legal expenses. These decreases were partially offset by increases of $28 million for variable performance-based compensation expense recorded in fiscal year 2010 compared to none in fiscal year 2009, and a $9 million benefit related to our deferred compensation plan recorded in fiscal year 2009.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2010 decreased approximately 51% from fiscal year 2009 as certain intangibles relating to the Maxtor Corporation ("Maxtor") and MetaLINCS, Inc. acquisitions have been fully amortized.

        Restructuring and Other, net.    During fiscal year 2010, we recorded restructuring and other charges of $66 million mainly comprised of charges related to our AMK restructuring plan announced in August 2009 and additional restructuring charges related to our Pittsburgh facility and facilities acquired as a part of the Maxtor acquisition.

        Restructuring and Other, net decreased approximately $144 million when compared to the prior fiscal year, which include restructuring plans announced in January and May 2009 that were intended to realign our cost structure with the fiscal year 2009 macroeconomic business environment. See prior year explanation for further details.

        Impairment of Goodwill and Other Long-Lived Assets, net of Recoveries.    During fiscal year 2010, we committed to a plan to sell certain equipment related to certain research activities that had ceased. In connection with this plan, we reclassified these assets as held for sale and recorded a net impairment charge of approximately $57 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell.

        Impairment of goodwill and other long-lived assets, net of recoveries decreased approximately $2.2 billion when compared to the prior fiscal year due to the non-recurrence of the $2.3 billion impairment charge we recorded in fiscal year 2009 as a result of the significant adverse change to our business climate. See prior year explanation for further details.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	Change	% Change
Other income (expense), net	$(171)	$(149)	$(22)	15%

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        The change in Other income (expense), net for fiscal year 2010 compared to fiscal year 2009 was primarily due to a $31 million increase in interest expense resulting from higher average borrowing costs, a decrease in gains from foreign currency remeasurements of $15 million, a $13 million write-down of an equity investment in fiscal year 2010, a $12 million decrease in interest income as a result of lower yields on our cash and investments and an $8 million non-recurring gain recognized on the sale of an equity investment in fiscal year 2009. These were partially offset by a $44 million loss related to our deferred compensation plan assets recorded in fiscal year 2009.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	Change	% Change
Provision for (benefit from) income taxes	$(40)	$311	$(351)	(113)%

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        We recorded an income tax benefit of $40 million for fiscal year 2010 compared to a provision for income taxes of $311 million for fiscal year 2009. Our fiscal year 2009 provision for income taxes included $271 million of income tax expense recorded in the second quarter associated with an increase in our valuation allowance for U.S. deferred tax assets related to a reduction in our forecasted U.S. taxable income.

        In connection with our previously announced plans to move our corporate headquarters to Ireland, we initiated certain pre-reorganization steps which resulted in our existing Cayman parent holding company becoming an Irish tax resident in fiscal year 2010. Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. Our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

        Since we became an Irish tax resident in fiscal year 2010, the Irish statutory rate of 25% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and our effective tax rate. For fiscal years 2009 and 2008, a notional 35% statutory rate was used.

        Our income tax benefit recorded for fiscal year 2010 differed from the provision (benefit) for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to earnings in countries where we have tax holidays and tax incentive programs which are indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, and (iv) tax expense related to intercompany transactions. Our provision for income taxes recorded for the comparative fiscal year ended July 3, 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) non-deductible goodwill impairments, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, (iv) tax benefits related to tax holiday and tax incentive programs, and (v) tax expense related to intercompany transactions.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate. Dividend distributions received from our U.S. subsidiaries may be subject to U.S. withholding taxes when and if distributed.

        The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided was approximately $2.7 billion. The determination of the amount of Irish tax that would accrue if such amount was remitted into Ireland is not practicable.

        At July 2, 2010, our deferred tax asset valuation allowance was approximately $1.2 billion reflecting a decrease of approximately $133 million in fiscal year 2010. The decrease in the valuation allowance includes a $55 million reversal of a portion of the U.S. valuation allowance recorded in fiscal year 2009 associated with revisions to our forecasts of U.S. taxable income and a decrease associated with the utilization of tax net operating loss carry forwards in fiscal year 2010. As of July 3, 2009, the deferred tax asset valuation allowance was approximately $1.3 billion reflecting an increase of approximately $864 million in fiscal year 2009. The increase in valuation allowance resulted primarily from the liquidation of our wholly owned subsidiary, Maxtor, effective June 1, 2009 and represented the net effects of the extinguishment of all deferred tax assets related to historical carryover tax attributes of Maxtor and the increase in deferred tax assets related to tax net operating losses incurred in connection with the liquidation transaction.

        At July 2, 2010, we had net deferred tax assets of $505 million. The realization of $473 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        During fiscal year ended July 2, 2010, an enacted legislative change in U.S. tax law was taken into account in computing our income tax provision. The Worker, Homeownership, and Business Assistance Act of 2009, was enacted on November 6, 2009. This law allowed us to elect an increased carryback period for net operating losses incurred in 2008 or 2009 from two years to three, four or five years at our option. We recorded an $11 million income tax benefit as a result of the increased carryback period.

        Approximately $461 million and $93 million of our U.S. net operating loss and tax credit carry forwards, respectively, are subject to an annual limitation of $44.8 million pursuant to U.S. tax law.

        Effective at the beginning of fiscal year 2008, we adopted the authoritative guidance on accounting for uncertain tax positions in income taxes. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

        As a result of the implementation of the guidance, we increased our liability for net unrecognized tax benefits at the date of adoption. We accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties.

        As of July 2, 2010 and July 3, 2009, we had approximately $115 million and $118 million, respectively, in unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $115 million and $118 million as of July 2, 2010 and July 3, 2009, respectively, subject to certain future valuation allowance reversals.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2010, we recognized a net benefit for interest and penalties of $1 million as compared to a net benefit of $6 million during fiscal year 2009. As of July 2, 2010, we had $15 million of accrued interest and penalties related to unrecognized tax benefits as compared to $16 million as of July 3, 2009.

        During the fiscal year ended July 2, 2010, our unrecognized tax benefits excluding interest and penalties decreased by approximately $3 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $3 million, (ii) reductions associated with effectively settled positions of $4 million, (iii) a reduction of $5 million associated with interpretation of tax law as a result of the final 9th Circuit Court of Appeals' decision relating to stock based compensation deductions, (iv) increases in current year unrecognized tax benefits of $6 million, and (v) increases from other activity, including non-U.S. exchange losses, of $3 million.

        During the 12 months beginning July 3, 2010, we expect to reduce our unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

        We file U.S. federal, U.S. state, and non-U.S. tax returns. The Internal Revenue Service (IRS) is currently examining fiscal years 2005 through 2007. For state and non-U.S. tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2001. The statute of limitation for U.S. Federal returns is open for fiscal year 2005 and forward.

Fiscal Year 2009 Compared to Fiscal Year 2008

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Revenue	$9,805	$12,708	$(2,903)	(23)%

        Revenue in fiscal year 2009 decreased approximately 23%, or $2.9 billion, from fiscal year 2008 primarily due to declining global macroeconomic conditions. These conditions resulted in a 10% decrease in the number of disk drives shipped and a 13% reduction in our ASP from $68 to $59 per unit. The decrease in our ASP, as compared to fiscal year 2008, resulted from an unfavorable product mix, as higher-priced enterprise drives comprised a smaller percentage of the units shipped, and a near double-digit price erosion during each of the first two quarters of fiscal year 2009. The near double-digit price erosion we experienced was due to time-to-market delays in certain markets and a supply and demand imbalance resulting from a sharp decline in the TAM in the December 2008 quarter. Sales programs recorded as contra revenue were approximately 12% and 9% of our gross revenue, for fiscal years 2009 and 2008, respectively.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009	June 27, 2008	Change	% Change
Cost of revenue	$8,395	$9,503	$(1,108)	(12)%
Gross margin	$1,410	$3,205	$(1,795)	(56)%
Gross margin percentage	14%	25%

        For fiscal year 2009, gross margin as a percentage of revenue decreased 1100 basis points primarily due to price erosion, lower capacity utilization, particularly in the December 2008 and the March 2009 quarters, and the delay in transitioning to more market-competitive and cost-efficient products in certain markets due to the residual effects of fiscal year 2008 execution issues. In the December 2008 quarter, the supply and demand imbalance resulted in a very competitive pricing environment and significant price erosion, especially in the 3.5-inch and 2.5-inch ATA markets.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009(1)	June 27, 2008(1)	Change	% Change
Product development	$953	$1,028	$(75)	(7)%
Marketing and administrative	537	659	(122)	(19)%
Amortization of intangibles	55	54	1	2%
Restructuring and other, net	210	88	122	139%
Impairment of goodwill and other long-lived assets	2,320	—	2,320	100%

Operating expenses	$4,075	$1,829	$2,246

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        Product Development Expense.    The decrease in product development expense for fiscal year 2009 was primarily due to $82 million of variable performance-based compensation expense in fiscal year 2008 while none was recognized in fiscal year 2009. Restructuring and other cost reduction efforts contributed to a further $35 million reduction in product development expenses, as compared to fiscal year 2008. These cost reduction measures included the closure of the Pittsburgh facility, headcount reductions and wage decreases that took place in the second half of fiscal year 2009. In addition, other employee benefits decreased by $20 million due to changes in deferred compensation plan liabilities and a $13 million research grant was received in fiscal year 2009. These decreases were partially offset by a $23 million increase in payroll expense due to annual wage increases and a 53-week fiscal year in 2009 compared to

52 weeks in fiscal year 2008, $20 million in operating expenses resulting from increased product development and licensing activities, and $26 million of accelerated depreciation expense related to the closure of our Pittsburgh facility.

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

        Amortization of Intangibles.    Amortization of intangibles was relatively flat for fiscal year 2009 when compared to fiscal year 2008.

        Restructuring and Other, net.    During fiscal year 2009, we recorded restructuring and other charges of $210 million comprised mainly of charges related to the restructuring plans announced in January and May 2009, both intended to realign our cost structure with the macroeconomic business environment. These charges consisted of $173 million of employee termination benefits, $31 million related to lease obligations associated with the site closures and $6 million of other exit costs. As of the dates we committed to these restructuring plans we estimated annual savings upon completion of $130 million and $125 million from the January and May 2009 restructuring plans, respectively, and $30 million, $42 million and $34 million from the Pittsburgh, Milpitas and Limavady site closures, respectively.

        Impairment of Goodwill and Other Long-Lived Assets.    During the December 2008 quarter, we determined that a significant adverse change to our business climate had occurred, which required that we evaluate the carrying value of our goodwill and other long-lived assets, principally intangible assets and property, equipment and leasehold improvements, for impairment. We made this determination as evidence of a sustained and sharp deterioration in the general business environment, and specifically, all of our major markets, was building rapidly through the quarter. Several of our customers and other technology companies in the supply chain of our customers, as well as our competitors, reduced their financial outlook and/or otherwise disclosed that they were experiencing very challenging market conditions with little visibility of a rebound. In addition, prior to the start of the December quarter, the TAM was estimated to be approximately 156 million units. At about eight weeks into the quarter, the outlook for the TAM had decreased to be approximately 135 million units. After the close of the quarter, preliminary industry data indicated actual shipments for the December quarter were approximately 123 million units. In response to these adverse business indicators and the rapidly declining revenue trends experienced during our fiscal second quarter, we reduced our near-term and long-term financial projections. Consequently, we performed an analysis of goodwill for impairment, and of the recoverability and impairment of other long-lived assets, in accordance with the guidance in Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other (previously Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets) and ASC 360, Property, Plant, and Equipment (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), respectively. Based on these analyses, we recorded impairment charges of $2.3 billion for goodwill and $3 million for other long-lived assets. See Critical Accounting Policies herein for further details.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009(1)	June 27, 2008(1)	Change	% Change
Other income (expense), net	$(149)	$(58)	$(91)	157%

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        The change in Other income (expense), net was primarily due to a $40 million decrease in interest income as a result of lower yields on cash, cash equivalents and short-term investments, and a $38 million decline in the value of the deferred compensation plan assets. The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 3, 2009(1)	June 27, 2008(1)	Change	% Change
Provision for income taxes	$311	$67	$244	364%

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of 2010, applied on a retrospective basis.

        We recorded a provision for income taxes of $311 million for fiscal year 2009 compared to a provision for income taxes of $67 million for fiscal year 2008. Our fiscal year 2009 provision for income taxes included $271 million of income tax expense recorded in the second quarter associated with an increase in our valuation allowance for U.S. deferred tax assets related to a reduction in our forecasted U.S. taxable income.

        We were a non-U.S. holding company incorporated in the Cayman Islands with U.S. and non-U.S. subsidiaries that operate in multiple taxing jurisdictions. As a result, our worldwide operating income was either subject to varying rates of tax or was exempt from tax due to tax holidays or tax incentive programs we operated under in China, Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives were scheduled to expire in whole or in part at various dates through 2020.

        Our provision for income taxes for fiscal year 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) non-deductible goodwill impairments, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, (iv) tax benefits related to tax holiday and tax incentive programs, and (v) tax expense related to intercompany transactions. Our provision for income taxes recorded for fiscal year ended June 27, 2008 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in our valuation allowance for certain deferred tax assets, and (iii) tax expense related to intercompany transactions.

        In fiscal year 2009, the deferred tax asset valuation allowance was approximately $1.3 billion. The valuation allowance for deferred tax assets increased by approximately $864 million in fiscal year 2009. The increase in valuation allowance resulted primarily from the liquidation of our wholly owned subsidiary, Maxtor, effective June 1, 2009 and represented the net effects of the extinguishment of all deferred tax assets related to historical carryover tax attributes of Maxtor and the increase in deferred tax assets related to losses incurred in connection with the liquidation transaction. As of June 27, 2008, the deferred tax asset valuation allowance was $433 million. Approximately $22 million of this amount was related to deferred tax assets acquired in the Maxtor acquisition for which the related benefit would have been credited to goodwill if realized. The net increase in the valuation allowance in fiscal year 2008 was $34 million.

        At July 3, 2009, we had net deferred tax assets of $469 million. The realization of $416 million of these deferred tax assets was primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization was not assured, we believed that it was more likely than not that these deferred tax assets would be realized.

        During fiscal year, 2009, several enacted U.S. tax law changes were taken into account in computing our income tax provision as follows. On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, we could elect to accelerate a portion of our unused AMT and research tax credits in lieu of the 50-percent "bonus" depreciation enacted in February 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to extend the acceleration of AMT and research credits in lieu of bonus depreciation based on qualified capital additions through the end of calendar year 2009. We concluded that we qualified for and recorded income tax benefits of approximately $17 million related to these accelerated credits. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the research credit was retroactively extended through December 31, 2009 from December 31, 2007. This extension had no immediate impact on our tax provision due to valuation allowances that were recorded for the U.S. deferred tax assets related to these additional credits.

        As of July 3, 2009 and June 27, 2008, we had approximately $118 million and $374 million, respectively, in unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $118 million and $68 million as of July 3, 2009 and June 27, 2008, respectively, subject to certain future valuation allowance reversals. As a result of the adoption of ASC 805, Business Combinations in fiscal year 2010, the amount of unrecognized tax benefits as of July 3, 2009 that would impact the effective tax rate was approximately $118 million.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2009, we recognized a net benefit for interest and penalties of $6 million as compared to an expense of $3 million during fiscal year 2008. As of July 3, 2009, we had $16 million of accrued interest and penalties related to unrecognized tax benefits as compared to $22 million as of June 27, 2008.

        During fiscal year 2009, our unrecognized tax benefits excluding interest and penalties decreased by approximately $256 million primarily due to (i) reductions associated with audit activity of $6 million, (ii) reductions associated with the expiration of certain statutes of limitation of $23 million, (iii) reductions associated with the Maxtor liquidation transactions of $232 million, (iv) increases in current year unrecognized tax benefits of $13 million, and (v) reductions from non-U.S. exchange gains of $8 million. Approximately $21 million of reduction in unrecognized tax benefits during the period was recorded as a reduction to goodwill.

Liquidity and Capital Resources

        The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, and other commitments on our liquidity and capital resources.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	July 2, 2010	July 3, 2009	Change
Cash and cash equivalents	$2,263	$1,427	$836
Short-term investments	252	114	138
Restricted cash and investments	114	508	(394)

Total	$2,629	$2,049	$580

        The increase in cash and cash equivalents was primarily a result of cash provided by operating activities of $1,932 million, the issuance of the 2020 Notes for an aggregate principal amount of $600 million, and $86 million in proceeds from the exercise of stock options and employee stock purchases, partially offset by the repayment of $350 million of our amended credit facility, $77 million for the repayment of our 6.8% Convertible Senior Notes due April 2010 (the "6.8% Notes"), capital expenditures of $639 million, approximately $584 million to repurchase 32.4 million of our common shares and a $138 million net increase in short-term investments.

        Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As stated in our investment policy, we are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by maintaining portfolio investments in diversified, high-quality investment grade securities with limited time to maturity. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that may have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct business in those countries, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of July 2, 2010.

        The change in restricted cash and investments from the fiscal year ended July 3, 2009, was primarily due to the repayment of our $300 million Floating Rate Senior Notes due 2009 at maturity and approximately $80 million of open market purchases of our 6.8% Notes and 6.375% Senior Notes due October 2011 (the "2011 Notes").

        The following table summarizes results of statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	June 27, 2008
Net cash flow provided by (used in):
Operating activities	$1,932	$823	$2,538
Investing activities	(752)	(618)	(991)
Financing activities	(344)	232	(1,545)

Net increase in cash and cash equivalents	$836	$437	$2

Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2010 was approximately $1,932 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

  •
  an increase of $367 million in accounts receivable due to an increase in revenue; and

  •
  an increase of $170 million in inventories due to an increase in production requirements.

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

  •
  an increase of $238 million in vendor non-trade receivables, primarily as a result of outsourcing the manufacture of certain sub-assemblies to third parties (see Item 8. Note 2. Balance Sheet Information);

  •
  an increase of $151 million in inventories, principally raw materials and finished goods; and

  •
  an increase of $288 million in accrued expenses and employee compensation.

Cash Used in Investing Activities

        In fiscal year 2010, we used $752 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $639 million.

        In fiscal year 2009, we used $618 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $633 million.

        In fiscal year 2008, we used $991 million for net cash investing activities, which was primarily attributable to expenditures for property, equipment and leasehold improvements of approximately $930 million and $74 million for the acquisition of MetaLINCS.

Cash Provided by (Used in) Financing Activities

        Net cash used in financing activities of $344 million for fiscal year 2010 was primarily attributable to the repayment of $350 million of our amended credit facility, the repayment of our $300 million in aggregate principal amount of Floating Rate Senior Notes due October 2009, approximately $80 million of open market purchases of our 6.8% Notes and 2011 Notes. The repayment and repurchase of the Floating Rate Senior Notes and the open market purchases were paid with approximately $379 million of restricted cash, previously held in escrow. We also paid $77 million in aggregate principal amount of our 6.8% Notes, and approximately $584 million to repurchase 32.4 million of our common shares, which was partially offset by $587 million in net proceeds from the issuance of our 2020 Notes and $86 million in proceeds from the exercise of stock options and employee stock purchases.

        Net cash provided by financing activities for fiscal year 2009 was primarily attributable to $399 million in net proceeds from the issuance of our 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes") and $350 million drawn on our credit facility. Cash proceeds from financing activities were offset by $132 million in dividends paid to our shareholders and $55 million, including $19 million proceeds from the issuance of our 10% Notes, paid to repurchase and retire our debt. The remaining proceeds of $380 million from the issuance of our 10% Notes were held in escrow for the repayment or repurchase of our debt.

        In 2009, we adopted a policy of not paying a quarterly dividend.

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

Liquidity Sources, Cash Requirements and Commitments

        Our primary sources of liquidity as of July 2, 2010, consisted of approximately $2.5 billion in cash, cash equivalents, and short-term investments and cash we expect to generate from operations. We also had $114 million in restricted cash and investments of which $76 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

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

        The carrying value of debt as of July 2, 2010 and July 3, 2009 was $2,500 million and $2,697 million, respectively. The table below presents the principal amounts of our outstanding debt in order of maturity:

	As of
(Dollars in millions)	July 2, 2010	July 3, 2009	Change
LIBOR Based Credit Facility	$—	$350	$(350)
Floating Rate Senior Notes due October 2009	—	300	(300)
6.8% Convertible Senior Notes due April 2010	—	116	(116)
6.375% Senior Notes due October 2011	560	600	(40)
5.75% Subordinated Debentures due March 2012	33	40	(7)
2.375% Convertible Senior Notes due August 2012	326	326	—
10.0% Senior Secured Second-Priority Notes due May 2014	430	430	—
6.8% Senior Notes due October 2016	600	600	—
6.875% Senior Notes due May 2020	600	—	600

Total	$2,549	$2,762	$(213)

        On June 25, 2010, we gave notice to the holders of our 2.375% Convertible Senior Notes due August 2012 (the "2.375% Redemption Notice") and our 5.75% Subordinated Debentures due March 2012 (the "5.75% Debentures") that we will call for redemption these notes. As of July 3, 2010, the Share Price Condition for the 2.375% Notes was no longer satisfied and the conversion value did not exceed the principal value; however, the 2.375% Convertible Senior Notes due August 2012 (the "2.375% Notes") continue to be convertible in accordance with their terms as a result of the 2.375% Redemption Notice. Included in the Current portion of long-term debt on our Consolidated Balance Sheet as of July 2, 2010 were $298 million ($326 million principal balance) of our 2.375% Notes and $31 million ($33 million principal balance) of our 5.75% Debentures. Subsequent to our fiscal year end, we repaid approximately

$362 million to retire our 2.375% Notes and 5.75% Debentures. During fiscal year 2010, we terminated our credit facility, having repaid the previously drawn $350 million earlier in the fiscal year. In addition, our $300 million Floating Rate Senior Notes were due and paid on October 1, 2009. We also repurchased approximately $80 million of various debt issuances on the open market to reduce our outstanding debt obligations, and repaid our 6.8% Notes for $77 million at maturity.

        On May 13, 2010, we issued the 2020 Notes for an aggregate principal amount of $600 million. The 2020 Notes were offered in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The 2020 Notes were issued by Seagate HDD Cayman, an indirect wholly-owned subsidiary of Seagate Technology-Cayman, and guaranteed by Seagate Technology-Cayman on a full and unconditional basis. On July 3, 2010, we became a guarantor under the 2020 Notes. We intend to use the proceeds from the debt issuance to redeem, repay or repurchase existing debt and for general corporate purposes.

        On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010. The repurchase program authorizes us to repurchase our ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. The timing and number of shares to be repurchased by us will be dependent on general business and market conditions, cash flows generated by future operations, the price of our ordinary shares, cash requirements for other investing and financing activities, and maintaining compliance with our debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options. Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by our Board of Directors.

        During fiscal year 2010, we repurchased approximately 32.4 million of our common shares. See Item 5. Market for Registrant's Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Repurchases of Our Equity Securities.

        For fiscal year 2011, we are targeting capital investment to be in the range of 6-8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of July 2, 2010, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2011	2012- 2013	2014- 2015	Thereafter
Contractual Cash Obligations:
Debt(1)	$2,549	$359	$560	$430	$1,200
Interest payments on debt	907	165	268	207	267
Capital expenditures	326	322	4	—	—
Operating leases(2)	229	48	69	31	81
Purchase obligations(3)	735	606	129	—	—

Subtotal	4,746	1,500	1,030	668	1,548
Commitments:
Letters of credit or bank guarantees	29	29	—	—	—

Total	$4,775	$1,529	$1,030	$668	$1,548

(1)
Included in debt for fiscal year 2011 is the principal amount of $326 million related to our 2.375% Notes and the principal amount of $33 million related to our 5.75% Debentures. On June 25, 2010, we issued a notice of redemption to the holders of the 2.375% Notes and the 5.75% Debentures. Therefore, the 2.375% Notes and 5.75% Debentures have been reclassified as Current portion of long-term debt on our Consolidated Balance Sheet at July 2, 2010. In addition, under the terms of the 2.375% indenture the notes were convertible up to the redemption date. We redeemed the entire outstanding aggregate principal amount of the 2.375% Notes and 5.75% Debentures in our first quarter of fiscal year 2011.

(2)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of July 2, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $59 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of July 2, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Critical Accounting Policies

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: establishment of sales program accruals, establishment of warranty accruals, accounting for income taxes, and the accounting for goodwill and other long-lived assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and restructuring. We believe that these other accounting policies and accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2008 and 2009, total sales programs have ranged from 9% to 12% of gross revenues. In fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting from industry-wide supply constraints during the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue for fiscal years 2008 through 2010. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

        The actual results with regard to warranty expenditures could have an adverse or favorable effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims differ from those we used in determining the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disk drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. Since fiscal year 2008, favorable or unfavorable changes in estimates of prior warranty accruals have approximated 0.5% or less of revenue. Our warranty cost was 2.2% and 2.4% of revenue during fiscal years 2008 and 2009, respectively. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. In fiscal year 2010, the cost of new warranties issued (exclusive of the impact of any adjustment to prior warranty liabilities) was close to the historical range and amounted to approximately 1.8% of revenue, but total warranty cost decreased to 1.3% of revenue, which is at the low end of the historical range. The decrease in total warranty cost for fiscal year 2010 was due to a favorable adjustment to pre-existing liabilities as a result of changing to a lower cost repair vendor, other efforts to better leverage our warranty service infrastructure, and lower product failure rates. Any future changes in failure rates of certain products as well as in repair or replacement costs may result in increased warranty accruals.

        Accounting for Income Taxes.    We account for income taxes pursuant to Accounting Standards Codification (ASC) Topic 740 (ASC 740), Income Taxes (previously Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). In applying, ASC 740, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

        As a result of improvements in the outlook for our future U.S. taxable income, we completed a reassessment of our valuation allowance against U.S. deferred tax assets. In the June 2010 quarter, we decreased the valuation allowance against our U.S. deferred tax assets.

        Accounting for Goodwill, and Other Long-lived Assets.    We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other (previously SFAS No. 142, Goodwill and Other Intangible Assets). As required by ASC 350, we test goodwill of our reporting units annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        In accordance with ASC 360-05-4, Impairment or Disposal of Long-lived Assets (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the same approaches indicated above for ASC 360 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of each asset in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At July 2, 2010, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 2, 2010. All short-term investments mature in three years or less. Included in short-term debt for fiscal year 2011 is the principal amount of $326 million related to our 2.375% Notes and $33 million related to our 5.75% Debentures. On June 25, 2010, we called for the redemption of the remaining notes for both the 2.375% Notes and the 5.75% Debentures. These notes were retired in the first quarter of fiscal year 2011.

Fiscal Years Ended

(Dollars in millions, except percentages)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at July 2, 2010
Assets
Cash equivalents:
Fixed rate	$2,101	$—	$—	$—	$—	$—	$2,101	$2,101
Average interest rate	0.10%						0.10%
Short-term investments:
Fixed rate	$163	$58	$27	$—	$—	$—	$248	$252
Average interest rate	2.02%	3.20%	2.66%				2.37%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$19	$19	$17
Average interest rate						0.61%	0.61%

Total investment securities	$2,264	$58	$27	$—	$—	$19	$2,368	$2,370
Average interest rate	0.24%	3.20%	2.66%			0.61%	0.34%
Debt
Fixed rate	$359	$560	$—	$430	$—	$1,200	$2,549	$2,590
Average interest rate	2.69%	6.38%		10.00%		6.84%	6.68%

        Foreign Currency Exchange Risk.    We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2010 and 2009, we did not enter into any hedges of net investments in foreign operations.

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Consolidated Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during fiscal year 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

        The table below provides information as of July 2, 2010 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Singapore Dollar	$92	1.41	$2
Thai Baht	569	32.53	5
Japanese Yen	1	93.30	—
Czech Koruna	10	20.62	—

Total	$672		$7

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of July 2, 2010, we had counterparty credit exposure of $7 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We have exposure to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). In the quarter ended July 3, 2009, we entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP plan liabilities. We pay a floating rate, based on LIBOR plus a spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP plan liability due to changes in the value of the investment options made by employees. The contract term of the TRS is one year and is settled on a monthly basis therefore limiting counterparty performance risk. The terms of the TRS required us to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty's exposure to the market value of the TRS. As of July 2, 2010, we had $18 million pledged to the counterparty, recorded as restricted cash.

        During fiscal year 2010, approximately $1 million of our auction rate securities were called by the issuers. As of July 2, 2010, we continued to hold auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of July 2, 2010, the estimated fair value of these auction rate securities was $17 million. We believe that the impairments totaling $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	July 2, 2010	July 3, 2009(a)
ASSETS
Current assets:
Cash and cash equivalents	$2,263	$1,427
Short-term investments	252	114
Restricted cash and investments	114	508
Accounts receivable, net	1,400	1,033
Inventories	757	587
Deferred income taxes	118	97
Other current assets	514	528

Total current assets	5,418	4,294
Property, equipment and leasehold improvements, net	2,263	2,229
Goodwill and other intangible assets, net	38	73
Deferred income taxes	395	372
Other assets, net	133	119

Total Assets	$8,247	$7,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$350
Accounts payable	1,780	1,573
Accrued employee compensation	263	144
Accrued warranty	189	213
Accrued expenses	422	483
Accrued income taxes	14	10
Current portion of long-term debt	329	421

Total current liabilities	2,997	3,194
Long-term accrued warranty	183	224
Long-term accrued income taxes	59	69
Other non-current liabilities	111	120
Long-term debt, less current portion	2,173	1,926

Total Liabilities	5,523	5,533
Commitments and contingencies (See Notes 13 and 14)
Shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Common shares, $0.00001 par value per share—1,250 million authorized; 470,240,793 issued and outstanding at July 2, 2010 and 493,008,776 issued and outstanding at July 3, 2009	—	—
Additional paid-in capital	3,851	3,708
Accumulated other comprehensive income (loss)	(4)	(6)
Retained earnings (accumulated deficit)	(1,123)	(2,148)

Total Shareholders' Equity	2,724	1,554

Total Liabilities and Shareholders' Equity	$8,247	$7,087

(a)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis (see Note 5).

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Fiscal Years Ended
	July 2, 2010	July 3, 2009(a)	June 27, 2008(a)
Revenue	$11,395	$9,805	$12,708
Cost of revenue	8,191	8,395	9,503
Product development	877	953	1,028
Marketing and administrative	437	537	659
Amortization of intangibles	27	55	54
Restructuring and other, net	66	210	88
Impairment of goodwill and other long-lived assets, net of recoveries	57	2,320	—

Total operating expenses	9,655	12,470	11,332

Income (loss) from operations	1,740	(2,665)	1,376
Interest income	6	17	57
Interest expense	(174)	(143)	(137)
Other, net	(3)	(23)	22

Other income (expense), net	(171)	(149)	(58)

Income (loss) before income taxes	1,569	(2,814)	1,318
Provision for (benefit from) income taxes	(40)	311	67

Net income (loss)	$1,609	$(3,125)	$1,251

Net income (loss) per share:
Basic	$3.28	$(6.40)	$2.44
Diluted	3.14	(6.40)	2.34
Number of shares used in per share calculations:
Basic	491	488	512
Diluted	514	488	538
Cash dividends declared per share	$—	$0.27	$0.42

(a)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis (see Note 5).

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Fiscal Years Ended
	July 2, 2010	July 3, 2009(a)	June 27, 2008(a)
OPERATING ACTIVITIES
Net income (loss)	$1,609	$(3,125)	$1,251
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	780	931	844
Stock-based compensation	57	83	113
Impairment of goodwill and other long-lived assets, net of recoveries	57	2,320	—
Deferred income taxes	(36)	306	10
Other non-cash operating activities, net	34	8	(4)
Changes in operating assets and liabilities:
Accounts receivable	(367)	372	(67)
Inventories	(170)	358	(151)
Accounts payable	2	(79)	351
Accrued employee compensation	119	(296)	282
Accrued expenses and warranty	(161)	(117)	(128)
Other assets and liabilities	8	62	37

Net cash provided by operating activities	1,932	823	2,538

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(639)	(633)	(930)
Proceeds from sale of fixed assets	21	7	29
Purchases of short-term investments	(373)	(155)	(486)
Sales of short-term investments	119	89	333
Maturities of short-term investments	114	103	127
(Increase) decrease in restricted cash and investments	15	(128)	—
Proceeds from liquidation of deferred compensation plan investments	—	85	—
Proceeds from sale of investments in equity securities	—	11	—
Acquisitions, net of cash and cash equivalents acquired	—	—	(78)
Other investing activities, net	(9)	3	14

Net cash used in investing activities	(752)	(618)	(991)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	15	350	—
Net proceeds from issuance of long-term debt	587	399	—
Retirements and maturities of short-term borrowings	(365)	—	—
Retirements and maturities of long-term debt	(462)	(55)	(34)
(Increase) decrease in restricted cash and investments	379	(380)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	86	54	178
Dividends to shareholders	—	(132)	(216)
Repurchases of common shares	(584)	—	(1,479)
Other financing activities, net	—	(4)	6

Net cash provided by (used in) financing activities	(344)	232	(1,545)

Increase in cash and cash equivalents	836	437	2
Cash and cash equivalents at the beginning of the year	1,427	990	988

Cash and cash equivalents at the end of the year	$2,263	$1,427	$990

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$138	$118	$121
Cash paid for income taxes, net of refunds	(14)	10	34

(a)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis (see Note 5).

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended July 2, 2010, July 3, 2009 and June 27, 2008
(Dollars in millions)

	Number of Common Shares	Par Value of Shares	Additional Paid-in Capital(a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)(a)	Total(a)
Balance at June 29, 2007	535	$—	$3,277	$(4)	$1,556	$4,829
Cumulative effect adjustment to adopt recognition and measurement provisions (See Note 6)					(3)	(3)
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities, net				(9)		(9)
Change in unrealized gain (loss) on cash flow hedges, net				(3)		(3)
Net income					1,251	1,251

Comprehensive income						1,239

Issuance of common shares related to employee stock options and employee stock purchase plan	15		178			178
Dividends to shareholders					(216)	(216)
Tax benefit from stock options			6			6
Repurchases of common shares	(65)				(1,479)	(1,479)
Stock-based compensation			113			113

Balance at June 27, 2008	485	—	3,574	(16)	1,109	4,667
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net				12		12
Change in unrealized gain (loss) on auction rate securities, net				1		1
Change in unrealized gain (loss) on post-retirement plan costs				(3)		(3)
Net loss					(3,125)	(3,125)

Comprehensive loss						(3,115)

Issuance of common shares related to employee stock options and employee stock purchase plan	8		54			54
Dividends to shareholders					(132)	(132)
Stock-based compensation			83			83
Other, net			(3)			(3)

Balance at July 3, 2009	493	—	3,708	(6)	(2,148)	1,554
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net				4		4
Change in unrealized gain (loss) on post-retirement plan costs				(2)		(2)
Net income					1,609	1,609

Comprehensive income						1,611
Issuance of common shares related to employee stock options and employee stock purchase plan	9		86			86
Repurchases of common shares	(32)				(584)	(584)
Stock-based compensation			57			57

Balance at July 2, 2010	470	$—	$3,851	$(4)	$(1,123)	$2,724

(a)
Amounts for 2007, 2008 and 2009 are as adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis (see Note 5).

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Nature of Operations

        Effective as of July 3, 2010, Seagate Technology public limited company, an Irish public limited company, ("Seagate-Ireland", "Seagate" or the "Company") became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman") (see Note 18). The Company designs, manufactures, markets and sells hard disk drives. Hard disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic data. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; client compute applications, where its products are used in desktop and notebook computers; and client non-compute applications, where its products are used in a wide variety of devices such as digital video recorders (DVRs), and other consumer electronic devices such as personal data backup systems, portable external storage systems and digital media systems. The Company sells its disk drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. In addition to manufacturing and selling disk drives, the Company provides storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

  Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The Securities and Exchange Commission ("SEC") has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and results of operations, and require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company's most critical policies include: establishment of sales program accruals, establishment of warranty accruals, the accounting for income taxes, and the accounting for goodwill and other long-lived assets. These policies, as well as the estimates and judgments involved, are discussed further below. The Company also has other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments (see Note 10) and restructuring and exit costs (see Note 4). The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company's reported results of operations for a given period.

        Establishment of Sales Program Accruals.    The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer's volume of purchases from Seagate or other agreed upon rebate programs. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. The Company estimates these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. The

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company's estimates reflect contractual arrangements but also its judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by its distribution customers.

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

        The actual results with regard to warranty expenditures could have an adverse or favorable effect on the Company's results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims vary from those estimates which the Company used in determining the warranty accrual. The Company also exercises judgment in estimating its ability to sell certain repaired disk drives. To the extent such sales vary significantly from the Company's forecast, warranty cost will be adversely or favorably impacted.

        Accounting for Income Taxes.    The Company accounts for income taxes pursuant to Accounting Standards Codification (ASC) Topic 740 (ASC 740), Income Taxes (previously Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for a valuation allowance may also change.

        Accounting for Goodwill and Other Long-lived Assets.    The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other (previously SFAS No. 142, Goodwill and Other Intangible Assets). As required by ASC 350, the Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In accordance with ASC 360-10-20, Property, Plant, and Equipment—Impairment or Disposal of Long-lived Assets (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), the Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using the same approaches indicated above for ASC 350 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of assets in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2010 was comprised of 52 weeks and ended on July 2, 2010. Fiscal year 2009 was comprised of 53 weeks and ended on July 3, 2009. Fiscal year 2008 was comprised of 52 weeks and ended on June 27, 2008. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2011 will be 52 weeks and will end on July 1, 2011.

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. With the exception of restricted cash and investments, the Company has classified its entire investment portfolio as available-for-sale and it is stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Inventory.    Inventories are valued at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

        Property, Equipment and Leasehold Improvements.    Property, equipment and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The costs of additions and substantial improvements to property, equipment and leasehold improvements, which extend the economic life of the underlying assets, are capitalized. The cost of maintenance repairs to property, equipment and leasehold improvements is expensed as incurred.

        Derivative Financial Instruments.    The Company applies the requirements of ASC 815, Derivatives and Hedging (previously SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities). ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships (see Note 7).

        Strategic Investments.    The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in the accompanying balance sheets in Other assets, net, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at July 2, 2010 and July 3, 2009 totaled $28 million and $32 million, respectively.

        Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs.    The Company's revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectibility is reasonably assured. Revenue from sales of products to direct retail customers and to customers in certain indirect retail channels is recognized on a sell-through basis.

        The Company records estimated product returns at the time of shipment. The Company also estimates reductions to revenue for sales incentive programs, such as price protection, and volume incentives, and records such reductions when revenue is recorded. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program.

        Shipping and Handling.    The Company includes costs related to shipping and handling in Cost of revenue for all periods presented.

        Restructuring Costs.    The Company records restructuring activities, including costs for one-time termination benefits, in accordance with ASC 420, Restructuring (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). Severance costs accounted for under ASC 420 are recognized when management, having the appropriate authorization, has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC 712, Non-retirement Postemployment Benefits (previously SFAS No. 112, Employers' Accounting for Postemployment Benefits). These costs are

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $23 million, $48 million and $55 million in fiscal years 2010, 2009 and 2008, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation (previously SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)). The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for substantially all of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into U.S. dollars are included in net income (loss) for those operations.

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10 percent of the Company's accounts receivable as of July 2, 2010.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and foreign currency forward exchange contracts. The Company further mitigates concentrations of credit risk in its investments through diversification, by limiting its investments in the debt securities of a single issuer, and investing in highly rated securities.

        In entering into foreign currency forward exchange contracts, the Company assumes the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and the Company has not incurred and does not expect any losses as a result of counterparty defaults.

        Supplier Concentration.    Certain of the raw materials, components and equipment used by the Company in the manufacture of its products are available from a sole supplier or a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components or equipment at acceptable prices, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company has made prepayments to certain suppliers. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

  Newly Adopted and Recently Issued Accounting Pronouncements

        In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations—Improvements to Financial Reporting by Enterprises with Variable Interest Entities, and update to ASC 810, Consolidation, which amends consolidation analysis guidance for variable interest entities, or VIE's. ASC 810 is effective for annual periods beginning after November 15, 2009. The

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is currently evaluating the impact of this update and the pending adoption of ASC 810 on its consolidated financial statements.

        In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing—Accounting for Transfers of Financial Assets, an update to ASC 860, which amends de-recognition guidance for transfers of financial assets. ASC 860 is effective for annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of this update and the pending adoption of ASC 860 on its consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. This update requires expanded qualitative and quantitative disclosures and is effective for the Company's first quarter of fiscal year 2011. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the "best estimate of selling price" in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for the Company's first quarter of fiscal year 2011. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company's third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company's first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company's consolidated financial statements.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information

  Investments

        The following is a summary of the fair value of available-for-sale securities at July 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial paper	$1,231	$—	$1,231
Money market funds	833	—	833
U.S. treasuries and agency bonds	154	1	155
Asset-backed securities	45	—	45
Corporate bonds	41	—	41
Certificates of deposit	25	—	25
Auction rate securities	19	(2)	17
International treasuries	20	—	20
Municipal bonds	3	—	3

Total	$2,371	$(1)	$2,370

Included in Cash and cash equivalents			$2,101
Included in Short term investments			252
Included in Other assets, net			17

Total			$2,370

        At July 2, 2010, with the exception of the Company's auction rate securities, the Company had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no investments were other-than-temporarily impaired (see Note 8).

        The fair value of the Company's investment in debt securities at July 2, 2010, by remaining contractual maturity, was as follows:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Due in less than 1 year	$2,265	$1	$2,266
Due in 1 to 3 years	87	—	87
Thereafter	19	(2)	17

Total	$2,371	$(1)	$2,370

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of the fair value of available-for-sale securities at July 3, 2009:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Money market funds	$914	$—	$914
Commercial paper	348	—	348
U.S. treasuries and agency bonds	52	1	53
Certificates of deposit	50	—	50
Auction rate securities	21	(3)	18
Corporate bonds	16	—	16
Municipal bonds	14	—	14

Total	$1,415	$(2)	$1,413

Included in Cash and cash equivalents			$1,281
Included in Short term investments			114
Included in Other assets, net			18

Total			$1,413

  Restricted Cash and Investments

        As of July 2, 2010, the Company's restricted cash and investments of $114 million consisted of $76 million cash held in trust for payment of its deferred compensation plan liabilities and $38 million in cash and investment collateral held at banks for various performance obligations. As of July 3, 2009, the Company's restricted cash and investments of $508 million consisted primarily of $380 million of proceeds from the issuance of the Company's 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes") held in escrow for repayment or repurchase of debt, $85 million of cash held in trust for payment of its deferred compensation plan liabilities, and $43 million in cash collateral held at banks for various performance obligations.

Accounts Receivable, net

(Dollars in millions)	July 2, 2010	July 3, 2009
Accounts receivable	$1,410	$1,043
Allowance for doubtful accounts	(10)	(10)

	$1,400	$1,033

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges to Operations	Deductions(1)	Balance at End of Period
Fiscal year ended June 27, 2008	$50	$(3)	$(41)	$6
Fiscal year ended July 3, 2009	$6	$4	$—	$10
Fiscal year ended July 2, 2010	$10	$1	$(1)	$10

(1)
Uncollectible accounts written off, net of recoveries.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

(Dollars in millions)	July 2, 2010	July 3, 2009
Raw materials and components	$263	$201
Work-in-process	145	120
Finished goods	349	266

	$757	$587

Other Current Assets

(Dollars in millions)	July 2, 2010	July 3, 2009
Vendor non-trade receivables	$351	$326
Other	163	202

	$514	$528

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	Useful Life in Years	July 2, 2010	July 3, 2009
Land		$22	$22
Equipment	3 – 5	5,309	5,034
Building and leasehold improvements	Up to 48	1,164	1,083
Construction in progress		347	128

		6,842	6,267
Less accumulated depreciation and amortization		(4,579)	(4,038)

		$2,263	$2,229

        Depreciation expense, which includes amortization of leasehold improvements, was $745 million, $862 million and $750 million for fiscal years 2010, 2009 and 2008, respectively. Additionally, depreciation expense in fiscal year 2009 included $57 million of accelerated depreciation charges related primarily to the closure of the Milpitas and Pittsburgh facilities.

        Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2010, 2009 and 2008, the Company capitalized interest of $3 million, $6 million and $10 million, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Impairment of Goodwill and Other Long-lived Assets

  Goodwill

        The Company tests goodwill for impairment on an annual basis and, if required, at an interim date should events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

        During fiscal year 2009, the Company observed a sharp deterioration in the general business environment and in all of its major markets. The Company determined that a significant adverse change in its business climate had occurred, and completed a review of goodwill for impairment.

        As a result, the Company recorded impairment charges of $2.1 billion for the goodwill of the Hard Disk Drive reporting unit, representing 100% of its carrying value, and $150 million for the goodwill of the Services reporting unit reducing the carrying value to $31 million. These impairment charges were included in Impairment of goodwill and other long-lived assets, net of recoveries in the Consolidated Statement of Operations.

        The changes in the carrying amount of goodwill by reporting units for fiscal years 2010 and 2009 were as follows:

(Dollars in millions)	Hard Disk Drive	Services	Total
Balance at June 27, 2008(1)	$2,199	$183	$2,382
Goodwill adjustments(2)	(32)	(2)	(34)
Impairment charges(1)	(2,167)	(150)	(2,317)

Balance at July 3, 2009	$—	$31	$31

Balance at July 2, 2010	$—	$31	$31

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

(2)
Goodwill adjustments during fiscal year 2009 included an aggregate $25 million reduction in unrecognized tax benefits during the period, which was recorded as a reduction to goodwill.

        In accordance with its policy, the Company performed an annual impairment review of the remaining goodwill during its fourth quarter of fiscal year 2010. The Company concluded that goodwill in the amount of $31 million, which relates entirely to the Company's Services reporting unit, was not impaired at July 2, 2010.

        Other Long-lived Assets (Property, equipment, leasehold improvements, and other intangible assets)

        The Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets, subject to amortization, for recoverability whenever events or changes in circumstance indicate that their carrying value may not be recoverable.

        During fiscal year 2010, the Company committed to a plan to sell certain equipment related to certain research activities that have ceased. The Company recorded a charge of $57 million in order to write down the carrying amount of these assets to estimated fair value less costs to sell. The Company has substantially completed the sale of these assets.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal year 2009, the Company determined that the adverse change in the business climate discussed under "Goodwill" above was also an indicator requiring the testing of its other long-lived assets for recoverability. The Company determined that the asset group to be tested for recoverability was at the reporting unit level as it was the lowest level at which cash flows were identifiable. The Company tested the other long-lived assets of both the Hard Disk Drive and Services reporting units for recoverability and concluded that the carrying value of the Hard Disk Drive reporting unit was recoverable while that of the Services reporting unit was not.

        The Company recorded impairment charges of $3 million for the property and equipment and intangible assets of the Services reporting unit during fiscal year 2009. The Company recorded these impairment charges in Impairment of goodwill and other long-lived assets, net of recoveries in the Consolidated Statement of Operations. No impairment charge was recorded for the intangible assets or property, equipment and leasehold improvements of the Hard Disk Drive reporting unit.

        Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization of the existing technology intangible asset is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. In fiscal years 2010, 2009 and 2008, amortization expense for other intangible assets was $35 million, $69 million and $94 million, respectively.

        The carrying value of intangible assets as of July 2, 2010 is set forth in the following table:

(Dollars in millions, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$181	$(177)	$4	0.6
Customer relationships	156	(153)	3	0.9
Trade names	37	(37)	—	—
Patents and licenses	9	(9)	—	—

Total acquired identifiable intangible assets	$383	$(376)	$7	1.0

        The carrying value of intangible assets as of July 3, 2009 is set forth in the following table:

(Dollars in millions, except years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$181	$(169)	$12	1.5
Customer relationships	156	(134)	22	1.2
Trade names	37	(29)	8	0.9
Patents and licenses	9	(9)	—	—

Total acquired identifiable intangible assets	$383	$(341)	$42	1.3

4. Restructuring and Exit Costs

        During fiscal year 2010, the Company recorded restructuring and other charges of $66 million mainly comprised of charges related to its AMK restructuring plan announced in the first quarter of fiscal year 2010 and additional restructuring charges related to its Pittsburgh facility and facilities acquired as a part of the Maxtor Corporation ("Maxtor") acquisition. The Company's significant restructuring plans are

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statement of Operations, unless otherwise noted.

        2010 Plan.    During fiscal year 2010, the Company recorded $4 million related to employee termination costs for a new plan as a result of the Company's ongoing focus on cost efficiencies in all areas of its business. The Company made cash payments of $2 million relating to this plan during fiscal year 2010. The 2010 Plan is expected to be completed by the end of the Company's first quarter of fiscal year 2011.

        AMK Plan.    In August 2009, the Company announced that it will close its AMK facility in Singapore. The Company expects to complete the closure during fiscal year 2011. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company's Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity. The Company currently estimates total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for post-employment benefits, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. During fiscal year 2010, the Company accrued total restructuring charges of $38 million related to post-employment benefits and $1 million related to other exit costs. The Company made cash payments of $3 million relating to this plan during fiscal year 2010.

        January and May 2009 Plans.    From inception of the Company's restructuring plans announced in January and May of 2009 through July 2, 2010, the Company has recorded restructuring charges of approximately $167 million primarily related to post employment benefits. The Company made cash payments of $60 million relating to these plans during fiscal year 2010. The January and May 2009 Plans were substantially complete by the end of the Company's third quarter of fiscal year 2010.

        Site Closures.    The Company announced the closure of its research facility in Pittsburgh, Pennsylvania and its media manufacturing facility in Milpitas, California in September 2008 and July 2008, respectively. Operations at these facilities had ceased as of the end of the Company's fiscal year 2009. From the inception of these plans through July 2, 2010, the Company has recorded restructuring related charges of approximately $117 million, including $18 million of restructuring costs recorded in fiscal year 2010 when the estimated lease obligations were revised based on current market conditions. These closures are currently expected to result in total charges of approximately $140 million. The Company made cash payments of $9 million relating to these plans during fiscal year 2010. The remaining balance of $18 million as of July 2, 2010 is associated with facility lease obligations that are expected to continue through the end of fiscal year 2017.

        Maxtor and Other.    Through July 2, 2010, the Company recorded certain exit costs aggregating $269 million related to its acquisition of Maxtor, including $4 million in fiscal year 2010 relating to adjustments to previously recorded restructuring charges to reflect its revised sub-lease expectations for its Maxtor facilities closure. During fiscal year 2010, the Company made cash payments on these restructuring plans of $9 million. The remaining balance of $24 million, as of July 2, 2010, is primarily associated with the exit of certain facilities. Payment of these exit costs are expected to continue through the end of fiscal year 2016.

        During fiscal year 2009, the Company recorded restructuring and other charges of $210 million, comprised mainly of charges related to the May 2009 Plan and January 2009 Plan, both intended to realign its cost structure with the macroeconomic business environment.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal year 2008, the Company recorded restructuring charges of $79 million, comprised mainly of charges related to the planned closures of its Limavady, Northern Ireland and Milpitas, California operations.

        The following table summarizes the Company's restructuring activities for fiscal years 2010, 2009 and 2008.

(Dollars in millions)	Post- Employee Benefits	Operating Leases	Other Exit Costs	Impaired Equipment and Other Intangible Assets	Total
All Restructuring Activities
Accrual balances at June 29, 2007	$10	$28	$4	$—	$42
Restructuring charges	58	—	18	3	79
Cash payments	(16)	(11)	(4)	—	(31)
Non-cash charges	—	—	—	(3)	(3)

Accrual balances at June 27, 2008	$52	$17	$18	$—	$87
Restructuring charges	176	12	15	—	203
Cash payments	(164)	(8)	(24)	—	(196)
Adjustments	(3)	19	(9)	—	7

Accrual balances at July 3, 2009	$61	$40	$—	$—	$101
Restructuring charges	42	15	7	—	64
Cash payments	(62)	(14)	(7)	—	(83)
Adjustments	(3)	5	—	—	2

Accrual balances at July 2, 2010	$38	$46	$—	$—	$84

        Of the accrued restructuring balance of approximately $84 million at July 2, 2010, $51 million is included in Accrued expenses and $33 million is included in Other non-current liabilities on the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $101 million at July 3, 2009, $72 million is included in Accrued expenses and $29 million is included in Other non-current liabilities on the Company's Consolidated Balance Sheet.

5. Debt and Convertible Notes

  Long-Term Debt

        $600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the "2011 Notes").    The 2011 Notes bear interest at the rate of 6.375% per year, payable semi-annually on April 1 and October 1 of each year. The obligations under the 2011 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2011 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2011 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        $430 Million Aggregate Principal Amount of 10% Senior Secured Second-Priority Notes due May 2014 (the "10% Notes").    On May 1, 2009, the Company's subsidiary, Seagate Technology International, completed the sale of $430 million aggregate principal amount of the 10% Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 10% Notes are unconditionally guaranteed by the Company and certain of its significant subsidiaries. In addition, the obligations under the 10% Notes are secured by a second-priority lien on substantially all of the Company's tangible and intangible assets. The indenture governing the 10% Notes contains covenants that limit the Company's ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred shares, create liens, pay dividends, redeem or repurchase debt or shares, and enter into certain transactions with the Company's shareholders or affiliates.

        $600 Million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the "2016 Notes").    The 2016 Notes bear interest at the rate of 6.8% per year, payable semi-annually on April 1 and October 1 of each year. The obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

        $600 Million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the "2020 Notes").    On May 13, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2020 Notes were approximately $587 million, which will be used to repay, redeem and/or repurchase a portion of the Company's outstanding indebtedness and for general corporate purposes. The 2020 Notes bear interest at the rate of 6.875% per year, payable semi-annually on May 1 and November 1 of each year. The 2020 Notes are redeemable any time after May 1, 2015 at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2020 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

        $55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the "5.75% Debentures").    The 5.75% Debentures require semi-annual interest payments on March 1 and September 1 and annual sinking fund payments of $5 million or repurchases of $5 million in principal amount of debentures in lieu of sinking fund payments. On June 25, 2010, the Company gave notice to the holders of its 5.75% Debentures that it will call for redemption the entire $33 million outstanding aggregate principal amount of the 5.75% Debentures. As a result, the 5.75% Debentures are classified as Current portion of long-term debt on the Company's Consolidated Balance Sheet at July 2, 2010. Subsequently, the 5.75% Debentures were redeemed for cash on July 27, 2010 at 100% of their principal amount, plus accrued and unpaid interest to the redemption date.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        $300 Million Aggregate Principal Amount of Floating Rate Senior Notes due October 2009 (the "2009 Notes").    The 2009 Notes matured and were repaid on October 1, 2009.

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

        $135 Million Aggregate Principal Amount of 6.8% Convertible Senior Notes due April 2010 (the "6.8% Notes").    The 6.8% Notes require semi-annual interest payments payable on April 30 and October 30. The 6.8% Notes were originally assumed in the business combination with Maxtor on May 19, 2006 and were recorded as long-term debt at a par value of $135 million and a substantial premium of $18 million, which was recorded to Additional paid-in capital. The debt component of the 6.8% Notes at acquisition was determined to be $135 million, based on the contractual cash flows discounted at 6.8%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006. As a result, implementation of the new requirements of ASC 470-20 had no effect on the accounting for the 6.8% Notes. On April 30, 2010, the Company repaid the remaining 6.8% Notes for $77 million at maturity.

        $326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the "2.375% Notes").    The 2.375% Notes require semi-annual interest payments payable on February 15 and August 15. The 2.375% Notes were originally assumed in the business combination with Maxtor on May 19, 2006 and were recorded as Current portion of long-term debt at par value of $326 million and a substantial premium of $157 million, which was recorded to Additional paid-in capital. The debt component of the 2.375% Notes at acquisition was determined to be $252 million, based on the contractual cash flows discounted at 6.9%, which was the estimated rate of a comparable non-convertible debt instrument as of May 19, 2006. As a result of implementing ASC 470-20, $74 million was recorded as an increase to Additional paid-in capital and a corresponding debt discount as of the date of acquisition. The 2.375% Notes may, subject to certain conditions, be converted into the Company's common shares based on a conversion rate of 60.6968 shares, per $1,000 principal amount of notes, which represents a conversion price of approximately $16.48 per share. Effective April 3, 2010, the 2.375% Notes became convertible during the fourth quarter of fiscal year 2010 as the Company's shares traded above 110% of the conversion price for at least 20 consecutive trading days of the last 30 trading days of the previous fiscal quarter (the "Share Price Condition"). On June 25, 2010, the Company issued a notice of redemption to the holders of its 2.375% Notes to call the entire $326 million outstanding aggregate principal amount of the 2.375% Notes (the "2.375% Redemption Notice"). As of July 3, 2010, the Share Price Condition was no longer satisfied and the conversion value did not exceed the principal value on the 2.375% Notes; however, the 2.375% Notes continue to be convertible in accordance with their terms as a result of the 2.375% Redemption Notice. As a result, the 2.375% Notes are classified as Current portion of long-term debt on the Company's Consolidated Balance Sheet at July 2, 2010. All outstanding 2.375% Notes were redeemed for cash on August 20, 2010 at a redemption price equal to 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The 2.375% Notes and 5.75% Debentures are included in future principal payments on debt for fiscal year 2011 in the table below. At July 2, 2010, future principal payments on short-term and long-term debt were as follows (in millions):

Fiscal Year
2011	$359
2012	560
2013	—
2014	430
2015	—
Thereafter	1,200

$2,549

        The following illustrates the retrospective impact of implementing the provisions of the change in accounting for convertible debt on the previously stated Consolidated Statement of Operations for the fiscal years ended July 3, 2009 and June 27, 2008:

	Retrospective Impact on the Consolidated Statement of Operations
	Fiscal Year Ended July 3, 2009			Fiscal Year Ended June 27, 2008
(Dollars in millions)	As Originally Stated	Effect of Change in Accounting	Restated	As Originally Stated	Effect of Change in Accounting	Restated
Impairment of goodwill and long-lived assets	$2,290	$30	$2,320	$—	$—	$—
Interest expense	(134)	(9)	(143)	(126)	(11)	(137)
Net income (loss)	(3,086)	(39)	(3,125)	1,262	(11)	1,251
Net income (loss) per share:
Basic	$(6.32)	$(0.08)	$(6.40)	$2.46	$(0.02)	$2.44
Diluted	(6.32)	(0.08)	(6.40)	2.36	(0.02)	2.34

        There was no net impact resulting from this accounting change on the Company's cash flows from operating activities, investing activities or financing activities as reflected in the Consolidated Statements of Cash Flows.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents information regarding the equity and liability components of the 2.375% and 6.8% Notes as of July 2, 2010 and July 3, 2009:

	As of
(Dollars in millions)	July 2, 2010	July 3, 2009 Restated
2.375% Notes
Principal amount	$326	$326
Unamortized discount	(28)	(40)

Liability component	$298	$286

Equity component	$231	$231

6.8% Notes
Principal amount and liability component	$—	$116

Equity component	$—	$17

        The remaining discount on the 2.375% Notes continued to be amortized through the redemption date on August 20, 2010. The effective interest rate, contractual interest expense and amortization of debt discount for the 2.375% Notes for the fiscal years ended July 2, 2010, July 3, 2009 and June 27, 2008 were as follows:

	Fiscal Years Ended
(Dollars in millions, except for percentages)	July 2, 2010	July 3, 2009 Restated	June 27, 2008 Restated
Effective interest rate	6.9%	6.9%	6.9%
Interest expense—contractual	$8	$8	$8
Interest expense—amortization of debt discount due to change in accounting	$12	$12	$11

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
Current tax expense (benefit):
U.S. Federal	$(14)	$2	$8
U.S. State	1	3	10
Non-U.S.	9	—	26

Total Current	(4)	5	44

Deferred tax expense (benefit):
U.S. Federal	(37)	291	34
U.S. State	2	4	3
Non-U.S.	(1)	11	(14)

Total Deferred	(36)	306	23

Provision for (benefit from) income taxes	$(40)	$311	$67

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

        Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
U.S	$58	$(354)	$79
Non-U.S.	1,511	(2,460)	1,239

	$1,569	$(2,814)	$1,318

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

        All fiscal year 2008 and fiscal year 2009 information in this Note 6 has been retroactively restated for the impacts of ASC 470-20, Debt with Conversion and Other Options.

        U.S. federal current tax benefit of $14 million included the $11 million benefit from the net operating loss ("NOL") Carryback described below. The Company did not record an excess tax benefit associated with stock option deductions in fiscal year 2010 or 2009. For fiscal year 2008, there were $6 million of excess tax benefits recorded to Additional paid-in capital associated with stock option deductions.

        The U.S. federal and state net deferred tax benefit recorded in fiscal year 2010 of $35 million includes $55 million of deferred tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in fiscal year 2009. The valuation allowance reversal recorded in fiscal year 2010 resulted from revisions to the Company's forecasts of U.S. taxable income. The U.S. federal and state deferred tax expense in fiscal year 2009 of $295 million resulted primarily from recording additional valuation allowance for U.S. federal and state deferred tax assets.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)
Deferred tax assets
Accrued warranty	$137	$162
Inventory valuation accounts	54	44
Receivable reserves	16	16
Accrued compensation and benefits	147	132
Depreciation	145	140
Restructuring accruals	15	17
Other accruals and deferred items	51	67
Net operating losses and tax credit carry-forwards	1,085	1,151
Other assets	12	12

Total Deferred tax assets	1,662	1,741
Valuation allowance	(1,164)	(1,297)

Net Deferred tax assets	498	444

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(3)	(1)
Acquired intangible assets	(3)	(11)
Debt discount	(10)	(16)
Depreciation	(9)	—

Total Deferred tax liabilities	(25)	(28)

Net Deferred tax assets	473	416
Deferred taxes on inter-company transactions	32	53

Total Deferred tax assets	$505	$469

As Reported on the Balance Sheet
Current assets—Deferred income taxes	$118	$97
Non-current assets—Deferred income taxes	395	372
Other current liabilities	(8)	—

Total Deferred income taxes	$505	$469

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

        At the beginning of fiscal year 2010, the Company established deferred tax liabilities associated with accounting changes relating to convertible debt pursuant to ASC 470-20 (see Note 5). Fiscal year 2009 amounts in the table above for deferred tax liabilities, valuation allowance, current assets and non-current assets were restated to reflect the retrospective impact of the ASC 470-20 accounting change.

        At July 2, 2010, the deferred tax asset valuation allowance was approximately $1.2 billion reflecting a decrease of approximately $133 million in fiscal year 2010. The decrease in valuation allowance includes a $55 million reversal of a portion of the U.S. valuation allowance recorded in fiscal year 2009 associated

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with revisions by the Company to forecasts of U.S. taxable income and a decrease associated with the utilization of tax net operating loss carry forwards in fiscal year 2010. At July 3, 2009, the deferred tax asset valuation allowance was approximately $1.3 billion reflecting an increase of approximately $864 million in fiscal year 2009. The increase in valuation allowance resulted primarily from the liquidation of the Company's wholly owned subsidiary, Maxtor, effective June 1, 2009 and represented the net effects of the extinguishment of all deferred tax assets related to historical carryover tax attributes of Maxtor and the increase in deferred tax assets related to tax net operating losses incurred in connection with the liquidation transaction. The net increase in the valuation allowance in fiscal year 2008 was $34 million.

        At July 2, 2010, the Company had $505 million of net deferred tax assets. The realization of $473 million of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

        At July 2, 2010, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $2.7 billion, $1.9 billion and $589 million, respectively, which will expire at various dates beginning in fiscal year 2011, if not utilized. At July 2, 2010, the Company had U.S. federal and state tax credit carryforwards of $256 million and $69 million, respectively, which will expire at various dates beginning in fiscal year 2011, if not utilized. Certain of these tax net operating losses and tax credit carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. Of the $2.7 billion of loss carryovers noted above, approximately $753 million will be credited to Additional paid-in capital upon recognition.

        Approximately $461 million and $93 million of the Company's U.S. NOL and tax credit carryforwards, respectively, are subject to an annual limitation of $44.8 million pursuant to U.S. tax law.

        During the fiscal year ended July 2, 2010, an enacted legislative change in U.S. tax law was taken into account in computing the Company's income tax provision. The Worker, Homeownership, and Business Assistance Act of 2009 was enacted on November 6, 2009. This law allowed the Company to elect an increased carryback period for net operating losses incurred in 2008 or 2009 from two years to three, four, or five years at the Company's option. The Company recorded an $11 million income tax benefit as result of the increased carryback period.

        In connection with the Company's previously announced plans to move its corporate headquarters to Ireland, the Company initiated certain pre-reorganization steps which resulted in its existing Cayman parent holding company becoming an Irish tax resident in fiscal year 2010. As a result of the Company becoming an Irish tax resident in fiscal year 2010, the Irish statutory rate of 25% is used in fiscal year 2010

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate. For fiscal years 2009 and 2008, a notional 35% statutory rate is used.

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
Provision (benefit) at statutory rate	$392	$(985)	$461
Net U.S. state income tax provision	3	6	12
Permanent differences	2	9	10
Non-deductible goodwill impairments	—	813	—
Valuation allowance	(77)	310	(37)
Non-U.S. losses with no tax benefits	31	263	46
Non-U.S. earnings taxed at less than statutory rate	(393)	(138)	(452)
Tax expense related to intercompany transactions	26	27	24
Other individually immaterial items	(24)	6	3

Provision for (benefit from) income taxes	$(40)	$311	$67

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

        A substantial portion of the Company's operations in China, Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company's net income by approximately $307 million in fiscal year 2010 ($0.60 per share, diluted), to decrease the Company's net loss by approximately $79 million in fiscal year 2009 ($0.16 per share, diluted), and to increase the Company's net income by $214 million in fiscal year 2008 ($0.40 per share, diluted).

        Since establishing Irish tax residency in fiscal year 2010 as a result of the implementation of certain pre-reorganization steps in connection with the Company's previously announced plan to move its corporate headquarters to Ireland, the Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided was approximately $2.7 billion. The determination of the amount of Irish tax that would accrue if such amount was remitted into Ireland is not practicable.

        Effective at the beginning of fiscal year 2008, the Company adopted the authoritative guidance on accounting for uncertainty in income taxes. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

        As a result of the implementation of the guidance, the Company increased its liability for net unrecognized tax benefits at the date of adoption. The Company accounted for the increase primarily as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3 million and an increase to goodwill of $25 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $385 million excluding interest and penalties.

        As of July 2, 2010 and July 3, 2009, the Company had approximately $115 million and $118 million, respectively, in unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate were $115 million and $118 million as of July 2, 2010 and July 3, 2009, respectively, subject to certain future valuation allowance reversal.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	July 3, 2008
Balance of unrecognized tax benefits at the beginning of the year	$118	$374	$385
Gross increase for tax positions of prior years	2	49	3
Gross decrease for tax positions of prior years	(5)	(287)	(13)
Gross increase for tax positions of current year	6	13	12
Gross decrease for tax positions of current year	—	—	(3)
Settlements	(4)	—	(1)
Lapse of statutes of limitation	(3)	(23)	(9)
Non-U.S. exchange (gain)/loss	1	(8)	—

Balance of unrecognized tax benefits at the end of the year	$115	$118	$374

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2010, the Company recognized a net benefit for interest and penalties of $1 million as compared to a net benefit of $6 million during fiscal year 2009 and an expense of $3 million during fiscal year 2008. As of July 2, 2010, the Company had $15 million of accrued interest and penalties related to unrecognized tax benefits as compared to $16 million as of July 3, 2009.

        During the fiscal year ended July 2, 2010, the Company's unrecognized tax benefits excluding interest and penalties decreased by approximately $3 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $3 million, (ii) reductions associated with effectively settled positions of $4 million, (iii) a reduction of $5 million associated with interpretation of tax law as a result of the final 9th Circuit Court of Appeals' decision relating to stock based compensation deductions, (iv) increases in current year unrecognized tax benefits of $6 million, and (v) increases from other activity, including non-U.S. exchange losses, of $3 million.

        During the 12 months beginning July 3, 2010, the Company expects to reduce its unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months. However, the resolution and/or timing of closure on open audits are highly uncertain as to when these events occur.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company files U.S. federal, U.S. state, and non-U.S. tax returns. The Internal Revenue Service (IRS) is currently examining fiscal years 2005 through 2007. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001. The statute of limitation for U.S. Federal returns is open for fiscal year 2005 and forward.

7. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

        The Company's unrealized net gains (losses) on cash flow hedges are included as a component of Accumulated other comprehensive income (loss) at July 2, 2010 and July 3, 2009 and were not material.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Other comprehensive income (loss) (OCI) are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of July 2, 2010, the Company's existing foreign currency forward exchange contracts are expected to mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is $4 million.

        As of July 2, 2010, the total notional value of the Company's outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Qualifying as Hedges Under ASC 815	Contracts Not Qualifying as Hedges Under ASC 815
Thai baht	$406	$163
Singapore dollars	84	8
Yen	1	—
Czech koruna	—	10

	$491	$181

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of July 2, 2010, the notional investments underlying the TRS amounted to $68 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. The terms of

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the TRS required the Company to pledge initial collateral of $18 million to the counterparty for the term of the contract. Additional collateral may be posted contingent on the counterparty's exposure to the market value of the TRS. The cash pledged is recorded as restricted cash. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

        The following table shows the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of July 2, 2010:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$—
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	(1)

Total derivatives		$7		$(1)

        The following tables show the effect of the Company's derivative instruments on Other comprehensive income (loss) (OCI) and the Consolidated Statement of Operations for the fiscal year ended July 2, 2010:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges under ASC 815	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$14	Cost of revenue	$10	Cost of revenue	$1

Derivatives Not Designated as Hedging Instruments under Statement ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$14
Total return swap	Operating expenses	9

		$23

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 2, 2010, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The following table shows the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet as of July 3, 2009:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	(1)

Total derivatives		$1		$(1)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on OCI and the Consolidated Statement of Operations for the fiscal year ended July 3, 2009:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges under ASC 815	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(24)	Cost of revenue	$(36)	Cost of revenue	$(1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(18)
Total return swap	Operating expenses	(1)

		$(19)

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $(1) million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 3, 2009, respectively.

8. Fair Value

  Measurement of Fair Value

        Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

  Fair Value Hierarchy

        A fair value hierarchy is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflects the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value:

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 2, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$833	$—	$—	$833
Commercial paper	—	1,231	—	1,231
U.S. treasuries and agency bonds	—	155	—	155
Certificates of deposit	—	25	—	25
Asset-backed securities	—	45	—	45
Corporate bonds	—	41	—	41
International treasuries	—	20	—	20
Municipal bonds	—	3	—	3

Total Cash Equivalents and Marketable Securities	833	1,520	—	2,353

Restricted Cash and Investments:
Money market funds	76	—	—	76
Certificates of deposit	—	5	—	5
Auction rate securities	—	—	17	17
Derivative assets	—	7	—	7

Total Assets	$909	$1,532	$17	$2,458

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$833	$1,268	$—	$2,101
Short-term investments	—	252	—	252
Restricted cash and investments	76	5	—	81
Other current assets	—	7	—	7
Other assets, net	—	—	17	17

Total Assets	$909	$1,532	$17	$2,458

Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2009:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$914	$—	$—	$914
Commercial paper	—	348	—	348
U.S. treasuries and agency bonds	—	53	—	53
Certificates of deposit	—	25	—	25
Corporate bonds	—	16	—	16
Municipal bonds	—	14	—	14

Total Cash Equivalents and Marketable Securities	914	456	—	1,370

Restricted Cash and Investments:
Money market funds	464	—	—	464
Certificates of deposit	—	6	—	6
Auction rate securities	—	—	18	18
Derivative assets	—	1	—	1

Total Assets	$1,378	$463	$18	$1,859

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$914	$342	$—	$1,256
Short-term investments	—	114	—	114
Restricted cash and investments	464	6	—	470
Other current assets	—	1	—	1
Other assets, net	—	—	18	18

Total Assets	$1,378	$463	$18	$1,859

Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

        Level 1 assets consist of money market funds for which quoted prices are available in an active market.

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and marketable securities. For the cash equivalents and marketable securities in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 2, 2010, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and a total return swap. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        The Company's Level 3 assets consist of auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the fiscal quarter ended March 28, 2008, these securities failed to settle at auction and have continued to fail through July 2, 2010. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company's Consolidated Balance Sheets.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the fiscal year ended July 2, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at June 27, 2008	$—
Transfers in/(out) of Level 3	28

Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	(2)
Unrealized gains (losses)(2)	—
Purchases, sales, issuances, settlements	(8)

Balance at July 3, 2009	18

Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	(1)

Balance at July 2, 2010	$17

(1)
Realized gains (losses) on auction rate securities are recorded in Other, net on the Consolidated Statements of Operations.

(2)
Unrealized gains (losses) on auction rate securities are recorded as a separate component of Total comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Non-Recurring Basis

        The following table presents the Company's assets and liabilities that were measured at fair value on a non-recurring basis during fiscal year 2010.

	Fair Value Measurements Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Assets held for sale	$—	$—	$11	$11
Equity investment	$—	$—	$4	$4

        On September 29, 2009, the Company committed to a plan to sell certain equipment related to certain research activities that have ceased. The Company expects the sale of these assets to be completed no later than the end of its first quarter of fiscal year 2011. During fiscal year 2010, the Company recognized a charge of $57 million in Impairment of long-lived assets, net of $7 million in recoveries, which is recorded in its Consolidated Statement of Operations for the fiscal year ended July 2, 2010 in order to write down the carrying amount of these assets to the then estimated fair value of $11 million less costs to sell as of September 29, 2009. The Company used a combination of the market and cost approaches in order to determine the fair value of assets held for sale. The methodology employed involved applying market derived factors, which represented the discount that a market participant would expect to pay for a used asset based on estimated replacement cost. The discounts applied to replacement costs, which consider all forms of physical, functional and economic obsolescence, were obtained from discussions with brokers and other market participants. As the valuation of the Company's assets held for sale contained unobservable inputs, they were classified as Level 3 inputs.

        During the second quarter of fiscal year 2010, the Company determined that one of its equity investments accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $13 million in order to write down the carrying amount of the investment to estimated fair value, which was recorded in Other, net in its Consolidated Statements of Operations for the fiscal year ended July 2, 2010. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach to estimate the fair value of its underlying intellectual property assets at the end of the first quarter of fiscal 2010.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value is derived from quoted prices in active markets in the following table in order of priority:

	July 2, 2010		July 3, 2009
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
LIBOR Based Credit Facility	$—	$—	$350	$350
Capital Leases	2	2	—	—
10.0% Senior Secured Second-Priority Notes due May 2014	413	490	410	445
Floating Rate Senior Notes due October 2009	—	—	300	299
6.8% Convertible Senior Notes due April 2010	—	—	116	116
6.375% Senior Notes due October 2011	559	577	599	581
5.75% Subordinated Debentures due March 2012	31	33	37	35
2.375% Convertible Senior Notes due August 2012(1)	298	329	286	283
6.8% Senior Notes due October 2016	599	587	599	550
6.875% Senior Notes due May 2020	600	574	—	—

	2,502	2,592	2,697	2,659
Less short-term borrowings and current portion of long-term debt	(329)	(362)	(771)	(769)

Long-term debt, less current portion	$2,173	$2,230	$1,926	$1,890

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

9. Shareholders' Equity

  Share Capital

        See Note 18, Subsequent Events, for a description of events related to the change in jurisdiction of the Company's incorporation on July 3, 2010, and the impact on the Company's share capital.

        The Company's authorized share capital was $13,500 at July 2, 2010, and consisted of 1,250,000,000 common shares, par value $0.00001, of which 470,240,793 shares were outstanding as of July 2, 2010 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 2, 2010.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

        The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its common shares and the voting and other rights of the holders of common shares. As of July 2, 2010, there were no preferred shares outstanding.

  Issuance of Common Shares

        During fiscal year 2010, the Company issued approximately 6.2 million of its common shares from the exercise of stock options, 0.4 million from the vesting of nonvested shares, and approximately 4 million of its common shares related to the Company's employee stock purchase plan.

  Repurchases of Equity Securities

        On January 27, 2010, the Company's Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010. The repurchase program authorizes the Company to repurchase its common shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its common shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options. Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by the Company's Board of Directors.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth information with respect to repurchases of the Company's shares made during fiscal year 2010:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs
January 2, 2010 through January 29, 2010	—	$—	—	$—
January 30, 2010 through February 26, 2010	13.5	18.53	13.5	251
February 27, 2010 through April 2, 2010	—	—	—	—

Through 3rd Quarter of Fiscal Year 2010	13.5	$18.53	13.5	$251
April 3, 2010 through April 30, 2010	1.5	19.22	1.5	29
May 1, 2010 through May 28, 2010	17.4	17.52	17.4	304
May 29, 2010 through July 2, 2010	—	—	—	—

Total Through 4th Quarter of Fiscal Year 2010	32.4	$18.02	32.4	$584

10. Compensation

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $3,500 per participating employee. During fiscal years 2010, 2009 and 2008, the Company made matching contributions of $12 million, $13 million and $15 million, respectively.

  Stock-Based Benefit Plans

        The Company's stock-based benefit plans have been established to promote the Company's long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company's stock-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company's competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

        Seagate Technology 2001 Share Option Plan (the "SOP")—In December 2000, the Company's board of directors adopted the 2001 Share Option Plan. Under the terms of the SOP, eligible employees, directors, and consultants can be awarded options to purchase common shares of the Company under vesting terms to be determined at the date of grant. A maximum of 100 million common shares is issuable under the SOP. Options granted to employees generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SOP were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 5, 2004 expiring seven years from the date of grant. As of July 2, 2010, there were approximately 3.3 million common shares available for issuance under the SOP.

        Seagate Technology 2004 Stock Compensation Plan—On August 5, 2004, the Company's board of directors adopted the Seagate Technology 2004 Stock Compensation Plan (the "SCP"), and on October 28, 2004, the Company's shareholders approved the SCP. A maximum of 63.5 million common shares is issuable under the SCP, including 10 million authorized for issuance of share awards. Options granted to employees generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Share awards granted to employees generally vest 25% annually. As of July 2, 2010, there were approximately 17 million common shares available for issuance under the SCP.

        Seagate Technology Employee Stock Purchase Plan (the "ESPP")—The Company established the Seagate Technology Employee Stock Purchase Plan in December 2002. As of July 2, 2010, there were 40 million common shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million common shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million common shares per offering period. The ESPP permits eligible employees who have completed 20 days of employment prior to the commencement of any offering period to purchase common shares through payroll deductions generally at 85% of the fair market value of the common shares. As of July 2, 2010, there were approximately 10 million common shares available for issuance under the ESPP.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Fair Value—The fair value of the Company's nonvested shares and performance shares is the price of the Company's shares on the grant date. The fair value of the Company's shares related to options granted to employees and shares issued from the ESPP for fiscal years 2010, 2009 and 2008 were estimated using the following weighted-average assumptions:

	Fiscal Years Ended
	2010	2009	2008
Nonvested Shares
Weighted-average fair value	$15.47	$13.09	$22.24
Performance Shares
Weighted-average fair value	n/a	$12.38	$26.47
Options
Expected term (in years)	4.2	4.0 – 4.5	4.0
Volatility	51 – 57%	36 – 50%	35 – 36%
Expected dividend rate	0%	0 – 12.2%	1.5 – 2.5%
Risk-free interest rate	1.7 – 2.1%	1.6 – 3.0%	2.3 – 4.2%
Weighted-average fair value	$6.45	$1.47	$7.31
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	49 – 60%	39 – 84%	31 – 36%
Expected dividend rate	0%	3.0 – 3.2%	1.7 – 2.3%
Risk-free interest rate	0.2 – 0.3%	0.4 – 2.0%	2.0 – 5.0%
Weighted-average fair value	$4.19	$2.48	$4.67

  Stock Compensation Expense

        Stock Compensation Expense—The Company recorded $57 million, $83 million and $113 million of stock-based compensation during fiscal years 2010, 2009 and 2008, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

        Cash Flows from Excess Tax Benefits—The cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any cash flows from excess tax benefits during fiscal years 2010 and 2009. The Company recorded approximately $6 million of excess tax benefits as a financing cash inflow during fiscal year 2008.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new common shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars in millions)
Outstanding at July 3, 2009	67.4	$13.03	4.7	$181
Granted	0.3	14.78
Exercised	(6.2)	9.94
Forfeitures	(3.3)	15.83
Expirations	(3.6)	20.40

Outstanding at July 2, 2010	54.6	$12.73	3.9	$232

Vested and expected to vest at July 2, 2010	52.0	$13.07	3.9	$211

Exercisable at July 2, 2010	31.1	$15.92	2.9	$70

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common shares for the options that were in-the-money at July 2, 2010. During fiscal years 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's stock option plans was $41 million, $12 million and $155 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2010 was approximately $53 million.

        At July 2, 2010 the total compensation cost related to options granted to employees but not yet recognized was approximately $46 million, net of estimated forfeitures of approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Share Activity

        The following is a summary of nonvested share activities:

Nonvested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Nonvested at July 3, 2009	1.4	$13.91
Granted	0.1	$15.47
Forfeitures	(0.2)	$13.59
Vested	(0.4)	$14.66

Nonvested at July 2, 2010	0.9	$13.77

        At July 2, 2010, the total compensation cost related to nonvested shares granted to employees but not yet recognized was approximately $9 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.3 years and

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested shares vested during fiscal year 2010 was approximately $6 million.

  Performance Share Activity

        The following is a summary of performance share activities:

Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance Shares at July 3, 2009	1.0	$22.72
Granted	—
Forfeitures	(0.7)	$26.47

Performance Shares at July 2, 2010	0.3	$12.34

        At July 2, 2010, the total compensation cost related to performance shares granted to employees but not yet recognized was approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 1.6 years. As of July 2, 2010, none of the performance shares issued have vested.

  ESPP

        During fiscal years 2010 and 2009, the aggregate intrinsic value of options exercised under the Company's ESPP was approximately $31 million and $7 million, respectively. At July 2, 2010, the total compensation cost related to options to purchase the Company's common shares under the ESPP but not yet recognized was approximately $1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

        The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2010.

	July 30, 2009	January 29, 2010
Shares issued (in millions)	2.5	1.5
Weighted-average purchase price per share	$3.37	$10.48

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. The Company's assets designated to pay benefits under the plan are held by a rabbi trust. The assets and liabilities of a rabbi trust are accounted for as assets and liabilities of the Company. At July 2, 2010 and July 3, 2009, the assets held in the rabbi trust were approximately $76 million and $85 million, respectively, and are included in Restricted cash and investments on the Consolidated Balance Sheets. The deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying Consolidated Balance Sheets was approximately $82 million and $89 million as of July 2, 2010 and July 3, 2009, respectively.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In the quarter ended July 3, 2009, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of July 2, 2010, the notional investments underlying the TRS amounted to $68 million. The Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities. The Company records gains or losses on the SDCP as compensation expense in Cost of revenue and Operating expenses.

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(In millions, except per share data)	July 2, 2010	July 3, 2009(1)	June 27, 2008(1)
Numerator:
Net income (loss)	$1,609	$(3,125)	$1,251
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	5	—	9

Net income (loss), as adjusted	$1,614	$(3,125)	$1,260

Denominator:
Weighted-average common shares outstanding	492	490	514
Weighted-average nonvested shares	(1)	(2)	(2)

Total shares for purpose of calculating basic net income (loss) per share	491	488	512
Weighted-average effect of dilutive securities:
Dilution from employee stock options and ESPP	20	—	17
2.375% Convertible Senior Notes due August 2012	1	—	5
6.8% Convertible Senior Notes due April 2010	2	—	4

Dilutive potential common shares:	23	—	26

Total shares for purpose of calculating diluted net income (loss) per share	514	488	538

Net income (loss) per share:
Basic net income (loss) per share	$3.28	$(6.40)	$2.44

Diluted net income (loss) per share	$3.14	$(6.40)	$2.34

(1)
As adjusted due to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following potential common shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	July 2, 2010	July 3, 2009	June 27, 2008
Stock options and ESPP	20	55	23
Nonvested shares and Performance shares	—	2	—
6.8% Convertible Senior Notes due April 2010	—	4	—

12. Business Segment and Geographic Information

        The Company has concluded that its manufacture and distribution of disk drives constitutes one reporting segment. The Company's manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple disk drive applications and markets. The Company's main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state technologies and sealed drive technologies. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker (CODM) as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.

        In each of fiscal years 2010, 2009 and 2008, Hewlett-Packard Company accounted for approximately 16% of consolidated revenue, while Dell Inc. accounted for approximately 11% of consolidated revenue in each of fiscal years 2010, 2009 and 2008. No other customer accounted for more than 10% of consolidated revenue in any year presented.

        Other long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
(In millions)	July 2, 2010	July 3, 2009	June 27, 2008
Revenue from external customers(1):
United States	$3,081	$2,695	$3,880
The Netherlands	2,728	2,849	3,696
Singapore	5,546	4,186	4,915
Other	40	75	217

Consolidated	$11,395	$9,805	$12,708

Long-lived assets:
Singapore	$888	$842	$1,020
United States	369	547	774
Thailand	287	223	303
China	246	178	210
Malaysia	208	238	197
Other	398	320	266

Consolidated	$2,396	$2,348	$2,770

(1)
Revenue is attributed to countries based on the shipping location.

13. Legal, Environmental and Other Contingencies

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

  Intellectual Property Litigation

        Convolve, Inc. ("Convolve") and Massachusetts Institute of Technology ("MIT") v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, "Shaping Command Inputs to Minimize Unwanted Dynamics" (the '635 patent) and U.S. Patent No. 5,638,267, "Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System" (the '267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT's Input Shaping® and Convolve's Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in Seagate's sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including willful infringement.

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued to Convolve US Patent No. 6,314,473, "System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device," (the '473 patent"). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent.

        The '635 patent expired on September 12, 2008. The court ruled in 2010 that the '267 patent was out of the case. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously.

        Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU '769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU '769 patent. Trial on liability issues was completed in June 2010, and the Company awaits the court's decision. The Company believes the claims are without merit.

        Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI Corporation and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both. Qimonda appealed to the ITC Commission, who ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commissions' ruling to the Court of Appeals for the Federal Circuit. The Company intends to vigorously oppose the appeal.

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

        Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against Seagate in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case.

        Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the "EU '769 Patent"), which corresponds to the patent in suit in the U.S. and Northern Ireland Siemens' litigations. Siemens seeks a declaration that

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the EU '769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action.

        The Company's operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of the Company's operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

        The Company has established environmental management systems and continually updates its environmental policies and standard operating procedures for its operations worldwide. The Company believes that its operations are in material compliance with applicable environmental laws, regulations and permits. The Company budgets for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on the Company in the future, it could incur additional operating costs and capital expenditures.

        Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. The Company has been identified as a potentially responsible party at several sites. At each of these sites, the Company has an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. The Company has fulfilled its responsibilities at some of these sites and remains involved in only a few at this time.

        While the Company's ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on its current estimates of cleanup costs and its expected allocation of these costs, the Company does not expect costs in connection with these sites to be material.

        The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

        If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company's business.

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

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments

        Leases.    The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2082 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Also, certain leases provide for renewal of the lease at the Company's option at expiration of the lease. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at July 2, 2010 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2011	$48
2012	43
2013	26
2014	18
2015	13
Thereafter	81

$229

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was approximately $25 million, $23 million and $32 million for fiscal years 2010, 2009 and 2008, respectively. Total sublease rental income for fiscal years 2010, 2009 and 2008 was $10 million, $10 million and $6 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of July 2, 2010, total future lease income to be recognized for the Company's existing subleases is approximately $15 million.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the acquisition of Maxtor. As of July 2, 2010, the Company has a $30 million adverse leasehold interest related to leases acquired from Maxtor. The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $24 million and $29 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at July 2, 2010 and July 3, 2009, respectively (see Note 4).

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing facilities and purchases of equipment approximated $326 million at July 2, 2010.

15. Guarantees

  Indemnifications to Officers and Directors

        On May 4, 2009, the Company entered into a new form of indemnification agreement (the "Revised Indemnification Agreement") with its officers and directors of the Company and its subsidiaries (each, an "Indemnitee"). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee's indemnification rights under the Company's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company's request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the Revised Indemnification Agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company's product warranty liability during the fiscal years ended July 2, 2010 and July 3, 2009 were as follows:

	Fiscal Years Ended
(In millions)	July 2, 2010	July 3, 2009
Balance, beginning of period	$437	$445
Warranties issued	200	263
Repairs and replacements	(214)	(243)
Changes in liability for pre-existing warranties, including expirations	(51)	(28)

Balance, end of period	$372	$437

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Related Party Transactions

        During fiscal year 2010, members of the Company's board of directors also served on the boards of the following companies with which the Company had transactions:

        Microsoft Corporation ("Microsoft").    During fiscal years 2010 and 2008, the Company recorded revenue of $94 million and $5 million from sales to Microsoft, respectively. During fiscal year 2009, the Company's sales to Microsoft were immaterial. The Company's purchases from Microsoft for fiscal years 2010, 2009 and 2008 were immaterial. At July 2, 2010 and July 3, 2009, the Company's accounts receivable and accounts payable related to Microsoft were immaterial.

        United Parcel Service, Inc. ("UPS") The Company made payments for freight and logistics services to UPS of $120 million, $167 million and $207 million in fiscal years 2010, 2009 and 2008, respectively. At July 2, 2010 and July 3, 2009, the Company had accounts payable to UPS of $21 million and $18 million, respectively.

        LSI Corporation ("LSI") The Company recorded revenue of $63 million, $38 million and $48 million from sales to LSI for fiscal years 2010, 2009 and 2008, respectively. The Company had accounts receivable of $6 million and $6 million from LSI at July 2, 2010 and July 3, 2009, respectively. The Company made payments to LSI in fiscal years 2010, 2009 and 2008 of $320 million, $153 million and $208 million, respectively, related to purchases of various components. The Company had accounts payable to LSI of $48 million and $55 million at July 2, 2010 and July 3, 2009, respectively.

17. Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on 13-week quarters in fiscal year 2010, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

	Fiscal Year 2010 Quarters Ended
(In millions, except per share data)	October 2, 2009	January 1, 2010	April 2, 2010	July 2, 2010
Revenue	$2,663	$3,027	$3,049	$2,656
Gross margin	653	923	901	728
Income (loss) from operations	221	578	560	380
Net income (loss)	179	533	518	379
Net income (loss) per share:
Basic	$0.36	$1.07	$1.05	$0.79
Diluted	0.35	1.03	1.00	0.76

        The Company operated and reported financial results based on a 14-week quarter in its first quarter of fiscal year 2009 ending on the Friday closest to September 30, 2008 and 13-week quarters which ended

SEAGATE TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the Friday closest to December 31, March 31, and June 30 for each of the remaining quarters of fiscal year 2009.

	Fiscal Year 2009 Quarters Ended
(In millions, except per share data)	October 3, 2008(1)	January 2, 2009(1)		April 3, 2009(1)	July 3, 2009(1)
Revenue	$3,033	$2,270		$2,150	$2,353
Gross margin	526	316		153	415
Income (loss) from operations	81	(2,473)	(2)	(262)	(11)
Net income (loss)	57	(2,824)	(2)	(275)	(83)
Net income (loss) per share:
Basic	$0.12	$(5.80)	(2)	$(0.56)	$(0.17)
Diluted	0.12	(5.80)	(2)	(0.56)	(0.17)

(1)
As adjusted due to changes to a required change in the accounting for convertible debt instruments implemented in the first quarter of fiscal year 2010, applied on a retrospective basis.

(2)
Includes impairment charges to goodwill and other long-lived assets aggregating $2.3 billion.

18. Subsequent Events

        On July 3, 2010, the Company consummated its previously announced reorganization pursuant to which Seagate-Ireland became the publicly traded parent of the Seagate corporate family. In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled. In addition, Seagate-Ireland assumed Seagate-Cayman's equity incentive related plans, sub-plans and agreements, including, but not limited to, the Seagate Technology 2001 Share Option Plan, the Amended Seagate Technology 2004 Stock Compensation Plan, the Seagate Technology Employee Stock Purchase Plan, the Maxtor Corporation 2005 Performance Incentive Plan, the Maxtor Corporation Amended and Restated 1996 Stock Option Plan, and the Quantum Corporation Supplemental Stock Option Plan.

        Also on July 3, 2010, Seagate-Cayman entered into a Supplemental Indenture (the "Supplemental Indenture") with Seagate HDD Cayman ("HDD"), Seagate-Ireland, and Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Supplemental Indenture supplemented the Indenture dated May 13, 2010 (the "Indenture") among Seagate-Cayman, HDD and the Trustee whereby HDD issued and Seagate-Cayman fully and unconditionally guaranteed the 2020 Notes. Pursuant to the Supplemental Indenture, Seagate-Ireland succeeded to, was substituted for, and assumed all of the obligations of, Seagate-Cayman as guarantor under the Indenture and the 2020 Notes and Seagate-Cayman was released from all obligations and covenants thereunder, as contemplated under Section 10.05(b) of the Indenture.

        On July 27, 2010, the Company redeemed its 5.75% Debentures for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million.

        On August 20, 2010, the Company redeemed its 2.375% Notes for cash at 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology plc

        We have audited the accompanying consolidated balance sheets of Seagate Technology (predecessor of Seagate Technology plc) as of July 2, 2010 and July 3, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology at July 2, 2010 and July 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 5 to the consolidated financial statements, Seagate Technology changed its method of accounting for its 2.375% and 6.8% convertible notes with the retrospective adoption of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, effective July 4, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology's (predecessor of Seagate Technology plc) internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California August 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology plc

        We have audited Seagate Technology's (predecessor of Seagate Technology plc) internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology maintained, in all material respects, effective internal control over financial reporting as of July 2, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology (predecessor of Seagate Technology plc) as of July 2, 2010 and July 3, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2010 and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California August 20, 2010

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 2, 2010.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 2, 2010. Our management's assessment of the effectiveness of our internal control over financial reporting as of July 2, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

  (b)
  Exhibits.    The information required by this Item is set forth on the Exhibit Index (following the Signatures section of this report) and is included, or incorporated by reference, in this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)
Dated: August 20, 2010

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 20, 2010
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 20, 2010
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 20, 2010

Signature	Title	Date

/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 20, 2010
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 20, 2010
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 20, 2010
/s/ ALBERT A. PIMENTEL (Albert A. Pimentel)	Director	August 20, 2010
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 20, 2010
/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 20, 2010
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 20, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	03/05/10
3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10
3.2	Certificate of Incorporation of Seagate Technology plc					X
4.1	Specimen Ordinary Share Certificate					X
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09
4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10
4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10
10.1+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10
10.2+	Amended Seagate Technology plc 2001 Share Option Plan					X
10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)					X
10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02
10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08
10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan					X
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05
10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08
10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09
10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08
10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)					X
10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)					X
10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10
10.15+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors					X
10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)					X
10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09
10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09
10.20+	Summary of Compensation Arrangements for Patrick J. O'Malley	10-Q	001-31560	10.25	02/10/09
10.21+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	05/05/10
10.22+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10
10.23+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10
10.24	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09
10.25	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09
10.27	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09
10.28	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09
10.29	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09
10.30	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10
10.32	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10
10.33	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10
10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10
10.36	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10
10.37	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10
10.38	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10
10.39	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10
10.40	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.41	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10
10.42	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10
10.43	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10
10.44	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10
10.45	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10
14.1	Code of Business Conduct and Ethics					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+
Management contract or compensatory plan or arrangement