Form 10-K/A
period 2010-07-02
Seagate Technology plc
filed 2010-10-06
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Registrant’s telephone number, including area code: (353) (1) 618-0517

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of January 1, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.3 billion based upon a closing price of $18.19 reported for such date by the NASDAQ.

The number of outstanding ordinary shares of the registrant as of September 17, 2010 was 472,065,314.

SEAGATE TECHNOLOGY PLC

FORM 10-K/A

For the Fiscal Year Ended July 2, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, that was filed with the Securities and Exchange Commission (“SEC”) on August 20, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended July 2, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to “Seagate”, the “Company”, “we”, “our”, or “us” refer to Seagate Technology public limited company and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the members of the Board of Directors:

Name	Position with the Company	Age	Seagate Board Member Since
Stephen J. Luczo	Chairman, President, and Chief Executive Officer	53	2000
Frank J. Biondi, Jr.	Director	65	2005
Lydia M. Marshall	Director	61	2004
C.S. Park	Director	62	2006
Albert A. Pimentel	Director	55	2009
Gregorio Reyes	Director	69	2004
John W. Thompson	Director	61	2000
Edward J. Zander	Director	63	2009

Stephen J. Luczo has been a Director of Seagate since 2000.  Mr. Luczo has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors. He was appointed Chairman of the Board in 2002.  Mr. Luczo resigned as CEO effective as of July 3, 2004, but retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009.   From October 2006 until he joined us in January 2009, Mr. Luczo was a private investor.  Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993.

As our President and CEO, Mr. Luczo brings to the Board significant senior leadership, global experience and knowledge of competitive strategy, technology and competition.  As President and CEO, Mr. Luczo has direct responsibility for the Company’s strategy and operations.  With his early career based in investment banking, Mr. Luczo also brings to the Board significant business development, M&A, and financial experience related to business and financial issues facing large companies.

Frank J. Biondi, Jr. has been a Director of Seagate since 2005, and is Senior Managing Director of WaterView Advisors LLC, a private equity fund specializing in media, a position he has held since June 1999.  He was Chairman and CEO of Universal Studios from April 1996 through November 1998. Mr. Biondi previously served as President and CEO of Viacom, Inc. from July 1987 through January 1996, and was a member of the Viacom Board of Directors.  Mr. Biondi currently serves on the boards of directors of Amgen, Inc., Hasbro, Inc., Cablevision Systems and Real ID.   Within the past five years, Mr. Biondi has served as a member of the boards of directors of Bank of New York Mellon, Harrah’s Entertainment, Inc., and Yahoo!, Inc.

As Senior Managing Director of a private equity firm, and as a former CEO of several companies with substantial media experience, Mr. Biondi brings to our Board significant senior leadership experience, and financial and industry expertise.  Mr. Biondi’s board service with other public companies provides cross-board experience.

Lydia M. Marshall has been a Director of Seagate since 2004.  Ms. Marshall is retired from Versura, Inc., an education loan exchange company that she founded. She served as Chair and CEO of Versura, Inc. from 1999 until 2004. Previously, she was Managing Director of Rockport Capital Incorporated from 1997 to 1999, Executive Vice President-Marketing of Sallie Mae from 1993 to 1997, and Senior Vice President heading Sallie Mae’s Institutional and Public Finance and Strategic Planning Divisions from 1985 to 1993. Ms. Marshall is a member of the board of directors of Nationwide Mutual Insurance Company.  Within the past five years, Ms. Marshall has served as a member of the board of directors of Nationwide Financial Services.

As a former board chair and CEO, and having held other senior management positions with other companies, Ms. Marshall brings to our Board significant senior leadership experience and financial expertise.  Ms. Marshall’s board service with other public companies provides cross-board experience.

Dr. C.S. Park has been a Director of Seagate since 2006.  Prior to joining Seagate’s Board, Dr. Park served as Chairman and CEO of Maxtor Corporation (“Maxtor”) from November 2004 until May 19, 2006, as Chairman of Maxtor’s board of directors from May 1998 until May 19, 2006, and served as a member of its board from February 1994 to May 19, 2006. Maxtor was acquired by Seagate in May 2006.  Dr. Park served as Investment Partner and Senior Advisor at H&Q Asia Pacific, a private equity firm, from April 2004 until September 2004, and as a Managing Director for the firm from November 2002 to March 2004. Prior to joining H&Q Asia Pacific, Dr. Park served as President and CEO of Hynix Semiconductor Inc. from March 2000 to May 2002, and from June 2000 to May 2002 he also served as its Chairman. Dr. Park is a member of the boards of directors of Ballard Power Systems, Inc., Computer Sciences Corporation and Brooks Automation, Inc. Within the past five years, Dr. Park has served as a member of the board of directors of Maxtor, STATS ChiPAC Ltd, and SMART Modular Technologies, Inc.

As a former board chair and CEO, and having held other senior management positions with other companies, Dr. Park brings to our Board significant senior leadership experience, financial and international expertise.  In addition, Dr. Park has extensive industry expertise, including expertise in the disc drive business that is invaluable to our Board.  Dr. Park’s board service with other public companies provides cross-board experience.

Albert A. “Rocky” Pimentel has been a Director of Seagate since 2009.  Mr. Pimentel served as COO and Chief Financial Officer (“CFO”) at McAfee, Inc., from May 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from September 2004 to May 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from September 2003 to April 2004, which was acquired by Check Point Software in 2003. From January 2001 to June 2003, Mr. Pimentel was a partner with Redpoint Ventures. Pimentel also held the positions of Senior Vice President and CFO of WebTV Networks, which was acquired by Microsoft in 1997, from November 1996 until January 2001, Senior Vice President and CFO of LSI Logic Corporation

from July 1992 to October 31, 1996 and was part of the founding management team of Conner Peripherals, Inc., which was acquired by Seagate in 1996. Mr. Pimentel serves on the board of directors of Xilinx, Inc.

Mr. Pimentel brings financial and operational expertise to our Board through his service as a public company CFO, and his previous senior financial positions.  In addition, he has significant leadership experience due to his experience as a senior executive with other companies.

Gregorio Reyes has been a Seagate Director since 2004.  Mr. Reyes has been a private investor and management consultant since 1994. Mr. Reyes began his career in the semiconductor industry with National Semiconductor Corporation in 1962, followed by executive positions with Motorola, Inc., Fairchild Semiconductor and Eaton Corporation.   From 1981 to 1984, he was President and CEO of National Micronetics, Inc., a provider of hard disc magnetic recording head products for the data storage industry.  Between 1986 and 1990, he was Chairman and CEO of American Semiconductor Equipment Technologies.   Mr. Reyes co-founded Sunward Technologies in 1985 and served as its non-executive Chairman from 1985 to 1990, and its Chairman and CEO from 1990 until 1994. Mr. Reyes currently serves as non-executive Chairman of LSI Corporation, and non-executive Chairman of Dialog Semiconductor plc.

Mr. Reyes brings senior leadership and industry expertise to our Board from his career as a senior executive of technology companies.  He brings cross-board experience from his service on other public company boards.

John W. Thompson is the CEO and a director of Virtual Instruments, a data storage network company, and has been a Director of Seagate since 2000.  He is Chairman of the board of directors of Symantec Corporation. In April 2009, he retired from his role as CEO of Symantec.  Before joining Symantec in April 1999, Mr. Thompson held various executive and management positions with IBM from 1971. Mr. Thompson is also a member of the board of directors of United Parcel Service, Inc.

Mr. Thompson brings senior leadership and industry expertise to our Board from his career as a senior executive of technology companies.  He brings cross-board experience from his service on other public company boards.

Edward J. Zander has been a Seagate Director since 2009.  Mr. Zander served as Chairman and CEO of Motorola, Inc. from January 2004 until January 2008, when he resigned as CEO and continued as Chairman.  He resigned as Chairman in May 2008.  Prior to joining Motorola, Mr. Zander was a managing director of Silver Lake Partners, a leading private equity fund focused on investments in technology industries from July 2003 to December 2003. Mr. Zander was President and COO of Sun Microsystems Inc., a leading provider of hardware, software and services for networks, from January 1998 until June 2002.  Mr. Zander is also a member of the boards of directors of Netezza Corporation and NetSuite, Inc. He previously served on our Board from November 2002 to October 2004.   Within the past five years, Mr. Zander has served as a member of the board of directors of Motorola, Inc.

Mr. Zander brings senior leadership and industry expertise to our Board from his career as a senior executive of technology companies, and financial expertise from his prior positions with private equity funds.  He brings cross-board experience from his service on other public company boards.

There is no family relationship between any of the directors or our executive officers nor are any of our directors or executive officers party to any legal proceedings adverse to us.

CORPORATE GOVERNANCE

Corporate Governance Guidelines.  Our Board is committed to using sound corporate governance practices to help fulfill its responsibilities to our shareholders, and has adopted and disclosed corporate governance guidelines to clarify how it exercises its responsibilities. The Corporate Governance Guidelines are summarized below, and are also available on the Corporate Governance section of our website at http://www.seagate.com/www/en-us/about/investor_relations/corporate_governance/. You may also request a copy in print from: Investor Relations, Seagate Technology plc, 920 Disc Drive, Scotts Valley, California 95066.

The Nominating and Corporate Governance Committee is responsible for overseeing the Corporate Governance Guidelines, and reviews the Guidelines at least annually and makes recommendations to the Board concerning corporate governance matters. The Board may amend any of the Corporate Governance Guidelines at any time, with or without public notice, as it determines necessary or appropriate in the exercise of the Board’s judgment or fiduciary duties.

Among other matters, the Corporate Governance Guidelines include the following items concerning the Board:

•                     The Board believes that there should be a substantial majority of independent directors on the Board.

•                     All directors stand for election every year.

•                     The Board does not have a mandatory retirement age for directors and, because the Nominating and Corporate Governance Committee annually evaluates director nominees for the following year, the Board has decided not to adopt arbitrary term limits for its directors.

•                     Directors with significant job changes are required to submit an offer of resignation from the Board to the Nominating and Corporate Governance Committee, which then evaluates whether the individual continues to satisfy the Board’s membership criteria in light of his or her new occupational status, and makes a recommendation to the Board for its decision whether or not to accept the director’s resignation.

•                     Non-management directors are limited to service on four public company boards, in addition to service on the Company’s Board. Our CEO is limited to service on one public company board, in addition to service on our Board.

•                     The Board generally believes that the offices of Chairman and CEO should be held by separate persons, to aid in the oversight of management, unless it is in the best interests of the Company that the same person holds both offices. Notwithstanding the Board’s general policy, the Board believes that the interests of the Company are currently best served by Mr. Luczo holding the offices of both Chairman and CEO.  (See “Board Leadership Structure” on page 7 in this Amendment).

•                     The Chair of the Nominating and Corporate Governance Committee, currently Lydia Marshall, has been appointed to serve as the Lead Independent Director. The Lead Independent Director coordinates the activities of the other non-management directors, presides over meetings of the Board at which the Chairman of the Board is not present and each executive session of independent directors, serves as liaison between the Chairman of the Board and the independent directors, approves meeting schedules and agendas for the Board, has authority to call meetings of the independent directors, and is available for consultation and direct communication if requested by major shareholders.

•                     We require that each non-management board member acquire and own shares of the Company’s stock, as described on page 11 under the heading “Share Ownership Guidelines”.

•                     The Board has regularly scheduled presentations from finance, sales and marketing, and our major business functions and operations.

•                     At least annually, the Board evaluates the performance of the CEO. For a discussion on the relationship between performance and compensation, please see the Compensation Discussion & Analysis (the “CD&A”), set forth in this Amendment.

•                     The Nominating and Corporate Governance Committee manages a process whereby the Board and its committees are subject to annual evaluation and self-assessment.

In addition, the Board’s annual agenda includes reviewing the long term strategic planning, risk management, and succession planning of the Company. The Board also receives a report, at least annually, from management on succession planning and management development, and annually reviews the performance of senior management.

Our Board works with management to provide appropriate orientation and continuing education for directors. The orientation is designed to familiarize new directors with our businesses, strategies, and challenges. Continuing education may include a mix of in-house and third-party presentations and programs, and the Company will, upon authorization of the Chair of the Nominating and Corporate Governance Committee, reimburse directors for reasonable expenses related to attendance at appropriate outside continuing education programs.

Board Leadership Structure

The Board believes that the offices of Chairman and CEO should be held by separate persons, to aid in the oversight of management, unless it is in the best interests of the Company that the same person holds both offices.  On January 12, 2009, the Chairman of the Board, Stephen J. Luczo, was appointed as President and CEO.  The Board believes that our current leadership structure — a combined Chairman and CEO, together with a Lead Independent Director, active and strong non-employee Directors, and Board committees constituted with independent directors — is the most effective for the Company at this time.

The combination of the Chairman and CEO roles allows one person to speak for and lead the Company and the Board.  In addition, our Lead Independent Director facilitates effective oversight by an independent board.   We believe the CEO is in the best position to focus our independent Directors’ attention on the issues of greatest importance to the Company and its shareholders.   We believe our overall corporate governance policies and practices combined with the strength of our independent Directors minimizes any potential conflicts that may result from combining the roles of Chairman and CEO.

The Chair of the Nominating and Corporate Governance Committee serves as the Lead Independent Director, a role currently held by Ms. Marshall.  The Lead Independent Director coordinates the activities of the other non-management directors, presides over meetings of the Board at which the Chairman of the Board is not present and each executive session, facilitates the CEO evaluation process, serves as liaison between the Chairman of the Board and the independent Directors, approves meeting schedules and agendas for the Board, has authority to call meetings of the independent Directors, and is available for consultation and direct communication if requested by major shareholders.

Our independent Directors meet without management present at each regularly scheduled Board meeting. If the Board convenes a special meeting, the independent Directors will meet in executive session if circumstances warrant.  For more information on executive sessions of the Board, please see the section entitled “Executive Sessions of the Independent Directors and Lead Independent Director” below.

Board Meetings, Committees and Attendance.  The Board meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. During fiscal year 2010, the Board held eleven meetings. All directors, with the exception of Mr. Kiernan (who did not stand for reelection at the 2009 Annual General Meeting of Shareholders (the “2009 AGM”) and Mr. Marquardt (who resigned from the Board in May 2010) attended at least 75 percent of the aggregate of the meetings of the Board and of the Committees of which they were members.

The Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Strategic and Financial Transactions Committee. The Committees are responsible to the full Board. The table below provides the current membership for each of the Committees, and the number of meetings held during the fiscal year.

	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee		Strategic and Financial Transactions Committee
Stephen J. Luczo
Frank J. Biondi, Jr.	•		•				•
Lydia M. Marshall(1)	•				•	C
C.S. Park							•	C
Albert A. Pimentel	•	C			•		•
Gregorio Reyes	•						•
John W. Thompson			•	C
Edward J. Zander			•		•
Number of Meetings in FY2010	9		4		4		5

C = Chair of the Committee

(1)          Ms. Marshall is the Board’s Lead Independent Director.

The functions performed by these committees, which are set forth in more detail in their respective charters, are summarized below. Please visit the Corporate Governance section of our investor relations website at http://www.seagate.com/www/en-us/about/investor_relations/corporate_governance/, where the charters of the Board committees are available. You may also request a copy in print from: Investor Relations, Seagate Technology plc, 920 Disc Drive, Scotts Valley, California 95066.

The Board has determined that each of the directors serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee satisfy the applicable NASDAQ Global Select Market (“NASDAQ”) and SEC standards for independence, as discussed in more detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Audit Committee.  The Audit Committee represents and assists the Board in fulfilling its oversight responsibilities relating to the Company’s financial statements and financial reporting process, the qualifications, independence and performance of the Company’s independent auditors, the performance of the Company’s internal audit function, and the Company’s compliance with legal and regulatory requirements.   The Audit Committee has a charter which may be found on our website under Committee Charters at http://www.seagate.com/www/en-us/about/investor_relations/corporate_governance/board_structure/.  The Board has determined that Mr. Pimentel is an audit committee financial expert, and that all members of the committee meet the applicable NASDAQ and SEC standards for membership of the Audit Committee, as discussed under the heading “Director Independence” below.

Compensation Committee.   The Compensation Committee reviews and establishes compensation of the Company’s executive officers and non-management board members, evaluates the Company’s programs and practices relating to leadership development, and oversees the administration of the Company’s stock-based and certain other compensation plans, all with a view toward maximizing long-term shareholder value. The Compensation Committee has a charter which may be found on our website under Committee Charters at http://www.seagate.com/www/en-us/about/investor_relations/corporate_governance/board_structure/. The Committee may engage outside compensation consultants, and engaged Frederic W. Cook & Company (“FW Cook”) in fiscal year 2010 to advise it with respect to executive compensation and related matters. Additional information on the Committee’s processes and procedures for considering and determining executive compensation, as well as the services provided by FW Cook, is contained in the CD&A section of this Amendment.

Nominating and Corporate Governance Committee.   The Nominating and Corporate Governance Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates for director (please see discussion about Board composition, above), recommends candidates for election as director, and provides a leadership role with respect to corporate governance of the Company. The Nominating and Corporate Governance Committee has a charter which can be found on our website under Committee Charters at  http://www.seagate.com/www/enus/about/investor_relations/corporate governance/board_structure/.

The Nominating and Corporate Governance Committee considers candidates for director who are recommended by its members, by other Board members, by shareholders and by management, as well as those identified by any third party search firms retained by the Company to assist in identifying and evaluating possible candidates. The Nominating and Corporate Governance Committee evaluates director candidates recommended by shareholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other parties as enumerated in the previous sentence. The Nominating and Corporate Governance Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives. Consideration of new directors typically involves a series of internal discussions, review of information concerning candidates, and interviews with selected candidates.

Shareholders wishing to submit recommendations for director candidates to the Nominating and Corporate Governance Committee must provide the following information in writing to the attention of our Corporate Secretary by certified or registered mail:

•                     the name, address, and biography of the candidate, and an indication of whether the candidate has expressed a willingness to serve;

•                     the name, address, and phone number of the shareholder or group of shareholders making the recommendation; and

•                     the number of shares of ordinary stock beneficially owned by the shareholder or group of shareholders making the recommendation, the length of time held, and to the extent any shareholder is not a registered holder of such securities, proof of such ownership.

Strategic and Financial Transactions Committee.  The Strategic and Financial Transactions Committee evaluates and authorizes management to enter into potential strategic or financial transactions in amounts of more than $25 million and up to $100 million individually (transactions of $25 million or less being within the CEO’s discretion) that we may have the opportunity to participate in from time to time. The Strategic and Financial Transactions Committee will review transactions over $100 million and make recommendations to the full Board.  In addition, this committee is responsible for oversight of the Company’s capital structure.

Executive Sessions of the Independent Directors and Lead Independent Director.  Our independent Directors meet without management present at each regularly scheduled Board meeting. If the Board convenes a special meeting, the independent Directors will meet in executive session if circumstances warrant. The Chair of the Nominating and Corporate Governance Committee serves as the Lead Independent Director, a role currently held by Ms. Marshall. Ms. Marshall has served in this role since October 2006. The Lead Independent Director presides over the executive sessions, and leads the annual Board self-assessment and conducts interviews to confirm the continued qualification and willingness to serve of each director prior to the time at which directors are nominated for re-election at the annual general meeting.

During fiscal year 2010, the independent Directors met in executive session six times.

Shareholder Communications with the Board.  The Annual General Meeting (the “AGM”) provides an opportunity each year for the shareholders to ask questions of, or otherwise communicate directly with, members of the Board on matters relevant to Seagate. In addition, shareholders and other interested parties may communicate with any or all of our Directors, including the Lead Independent Director and/or the non-management or independent Directors as a group, by transmitting correspondence to the director(s) by mail or by facsimile as follows:

Seagate Technology plc

Attention:  Corporate Secretary

Arthur Cox Building

Earlsfort Terrace

Dublin 2

Ireland

Fax:  +353 1 618 0618

The Corporate Secretary shall transmit, as soon as practicable, such communications to the identified Director addressee(s), unless there are legal or other considerations that mitigate against further transmission of the communication, as determined by the Corporate Secretary. In that regard, certain items that are unrelated to the duties and responsibilities of the Board will not be forwarded by the Corporate Secretary, such as business solicitations or advertisements, junk mail and mass mailings, new product suggestions, product complaints, product inquiries, resumes and other forms of job inquiries, spam, and surveys. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded; however, the Board or individual directors so addressed shall be advised of any communication withheld as soon as practicable.

Code of Business Conduct and Ethics.  The Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our Directors, officers and employees, including our CEO, CFO, and Principal Accounting Officer. Our Code of Business Conduct and Ethics is available through our website at http://www.seagate.com/www/en-us/about/global_citizenship/work_environment/code_of_business_conduct_and_ethics/, or in print to any shareholder who requests it from: Investor Relations, Seagate Technology plc, 920 Disc Drive, Scotts Valley, California 95066.

The Board’s Role in Risk Oversight at Seagate

One of the Board’s functions is oversight of risk management at the Company.  Risk is inherent in business, and the Board seeks to understand risk in conjunction with the activities of the Board and its committees.  The Board oversees an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, to improve long-term organizational performance, and enhance shareholder value.  A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting the Company’s business strategy is a key part of its assessment of management’s tolerance for risk and also a determination of what constitutes an appropriate level of risk for the Company.   Historically, the Audit Committee, at least annually, participated in a review of the Company’s enterprise risk management assessment, which was led by senior members of our finance team, and spanned a review throughout the business.  In 2010, the Board made the decision to have management present a full review of the Company’s enterprise risk management programs to the full Board twice per year.

While the Board has the ultimate oversight responsibility for the risk management processes, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, the Compensation Committee receives and evaluates a report on the Company’s compensation policy risks, and the Strategic and Financial Transaction Committee is responsible for reviewing the Company’s capital structure.

Risk Assessment in Compensation Programs.    Consistent with the new SEC disclosure requirements, we have assessed the Company’s compensation programs, including our executive compensation programs, and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. For a further discussion on the Company’s risk assessment in compensation programs, see “Compensation Discussion and Analysis” on page 17 in this Amendment.

Share Ownership Guidelines

Members of the Board are subject to the director share ownership requirements contained in our Corporate Governance Guidelines, which were established, and from time to time updated, to more closely link directors’ interests with those of our shareholders.

Fiscal Year 2010 Share Ownership Guidelines

We required that each non-management director establish and maintain ownership of a minimum of 10,000 shares of the Company within three years of their appointment or election date.  Shares that satisfied the ownership requirement were any combination of shares purchased on the open market; shares obtained through stock option exercises; or vested or unvested restricted share units.

Fiscal Year 2011 Share Ownership Guidelines

At its meeting on July 27, 2010, the Board approved amended share ownership guidelines for its non-management directors, which became effective on July 27, 2010, and require that each non-management board member acquire and own the number of shares equal in value to four times the annual board retainer, measured quarterly based on the quarter closing share price.  The board determined that this guideline, based on a multiple of its cash retainer, is better aligned with market practice.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Board approved the compensation for our non-management board members for fiscal year 2011 at its meeting on July 27, 2010, as set forth below and with an effective date of July 3, 2010. The changes included an increase to the cash retainer for board service. There was no change to the cash retainer for committee service. Seagate does not pay management directors for board service in addition to their regular employee compensation. Accordingly, Seagate does not compensate the Chairman of the Board unless such Chairman is a non-executive. No such non-executive Chairman compensation is currently being paid by Seagate.

Cash Compensation

Board or Board Committee	Membership	Retainer as of July 3, 2010(1)

Board of Directors	Non-executive Chairperson	$150,000
	Member (2)	$72,000
Audit Committee	Chairperson	$50,000
	Member	$25,000
Compensation Committee	Chairperson	$20,000
	Member	$10,000
Nominating and Corporate Governance	Chairperson	$20,000
Committee	Member	$10,000
Strategic and Financial Transactions	Chairperson	$20,000
Committee(3)	Member	$10,000
Lead Independent Director (4)		$25,000

(1)          On January 29, 2009, in connection with the Company’s overall cost reduction strategy, the Board reduced the cash compensation for Board and committee service by 15%. On January 27, 2010, the Board approved a reinstatement of the prior Board cash compensation, with an effective date of January 1, 2010.

(2)          Increased from $50,000 to $72,000 on July 27, 2010, with an effective date of July 3, 2010.

(3)          On January 29, 2009, the Board approved a retainer for the Chairperson and members of the Strategic and Financial Transactions Committee of $20,000 and $10,000 respectively (which was reduced by 15%, and subsequently reinstated as described in footnote 1, above.)

(4)          The Board approved an increase from the original retainer of $15,000 (before the 15% reduction) to $25,000 per year, effective October 28, 2009.

Fiscal Year 2010 Director Equity Compensation Program

Upon joining our Board, each new non-management director received an option to purchase 55,000 of our ordinary shares with an exercise price equal to the fair market value of the ordinary shares on the grant date and an award of 15,000 restricted shares, unless the new director was an officer or director of an entity whose stock, assets and/or business were acquired by Seagate. In such circumstances, the grant of equity awards was determined by the existing members of the Board, not to exceed the value of 55,000 option awards and 15,000 restricted share awards. The fair market value for option awards was determined by calculating the average of the high and low stock price reported by the NASDAQ on the grant date. These equity awards generally vest over four years from the date of grant. Upon re-election to the Board each year, each non-management director who had served on the Board at least six months before re-election received an option to purchase 10,000 of our ordinary shares with an exercise price equal to the fair market value of the ordinary shares as of the date of grant and also received a share award of 5,000 restricted shares. These awards vest over four years from the vesting commencement date (generally a date occurring during the month in which the annual general meeting occurs).

Fiscal Year 2011 Director Equity Compensation Program

Each newly appointed or elected non-management Director will receive an initial restricted share unit grant equal in number to $200,000 divided by the average closing stock price for the quarter prior to the grant, rounded to the nearest whole share. If the appointment occurs other than in connection with the election of directors, this dollar amount shall be pro-rated for the year of appointment. The grant date for each such award shall be the date of the Director’s election or appointment. Each restricted share unit grant will vest on the earlier of the one-year anniversary of the grant date or the day prior to the next election of Directors at an AGM. All restricted share unit grants will become fully vested in the event of a “Change of Control” of Seagate (as such term is defined in the Seagate Technology plc 2004 Share Compensation Plan, as amended (the “SCP”). However, if the new Director was, prior to commencement of Board service, an officer or member of the board of directors of an entity acquired by Seagate, the Board may decide to award a lesser number of shares.

Each year at the AGM, each non-management Director who is elected to the Board shall automatically receive a grant of restricted share units equal in number to $200,000 divided by the average closing stock price for the quarter prior to the grant, rounded to the nearest share. The grant date for each such award shall be the date of the AGM. Each restricted share unit grant will vest on the earlier of the one-year anniversary of the grant date or the day prior to the next election of directors at an AGM. All restricted share unit grants will become fully vested in the event of a Change of Control of Seagate.

In addition to the annual director compensation and committee retainers, all members of the Board are reimbursed for their reasonable out-of-pocket travel expenses incurred in attending meetings of the Board and its committees; no additional compensation is provided for attending Board or committee meetings. Effective as of January 1, 2011, Board members will no longer be eligible to participate in the Company’s Nonqualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan. For a description of the plan, see “Compensation Discussion and Analysis—Benefits and Other Perquisites—Nonqualified Deferred Compensation Plan” elsewhere in this Report on Form 10-K/A.

Director Compensation for Fiscal Year 2010

The table below summarizes the compensation paid to our non-management Directors for the fiscal year ended July 2, 2010.

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Frank J. Biondi, Jr.	78,625	74,125	64,368	217,118

William W. Bradley (2)	55,500	74,125	64,368	193,993

Donald E. Kiernan (3)	21,250	—	—	21,250

David F. Marquardt (4)	64,750	74,125	64,368	203,243

Lydia M. Marshall (5)	108,875	74,125	64,368	247,368

C.S. Park	71,125	74,125	64,368	209,618

Albert A. Pimentel	101,750	74,125	64,368	240,243

Gregorio Reyes	78,625	74,125	64,368	217,118

John W. Thompson	64,750	74,125	64,368	203,243

Edward J. Zander	64,750	74,125	64,368	203,243

(1)                                  The amounts shown represent the aggregate grant date fair value of restricted share awards and stock options granted in fiscal year 2010, for financial reporting purposes, for fiscal year 2010 pursuant to the provisions of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (“ASC 718”). Such amounts do not represent amounts paid to or realized by the non-employee Director. See Note 10, “Compensation” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2010 regarding assumptions underlying valuation of equity awards. Additional information regarding the stock options and restricted shares held by each Director is set forth in the table below.

Director	Number of Restricted Shares Granted in Fiscal Year 2010 (a)	Aggregate Number of Restricted Shares held as of 7/2/10	Number of Option Shares Granted in Fiscal Year 2010 (a)	Aggregate Number of Option Shares held as of 7/2/10
Frank J. Biondi, Jr.	5,000	11,250	10,000	155,000
William W. Bradley	5,000	11,250	10,000	205,000
Donald E. Kiernan	—	—	—	—
David F. Marquardt	5,000	—	10,000	104,166
Lydia M. Marshall	5,000	11,250	10,000	195,000
C.S. Park	5,000	11,250	10,000	62,400
Albert A. Pimentel	5,000	16,250	10,000	65,000
Gregorio Reyes	5,000	11,250	10,000	155,000
John W. Thompson	5,000	11,250	10,000	130,000
Edward J. Zander	5,000	16,250	10,000	65,000

(a)           On October 28, 2009, each non-employee Director then serving was granted 5,000 restricted shares and an option to purchase 10,000 shares. The grant date fair value of $14.83 per share for the restricted share awards was calculated using the average of the high and low stock price, $15.31 and $14.34, respectively, as reported on the NASDAQ on October 28, 2009. The closing sale price on the NASDAQ on October 28, 2009 was $14.44 per share. The grant date fair value of the options was determined to be $6.44 per share as calculated pursuant to ASC 718.

(2)   Mr. Kiernan did not stand for reelection at our 2009 AGM, and has not served on the Board since October 28, 2009.

(3)   Mr. Marquardt resigned from the Board effective May 20, 2010.

(4)   Ms. Marshall serves as the Lead Independent Director for the Board.

(5)   Mr. Bradley resigned from the Board effective August 13, 2010.

COMPENSATION DISCUSSION & ANALYSIS

Risk Assessment in Compensation Programs

Consistent with the new SEC disclosure requirements, we have assessed the Company’s compensation programs, including our executive compensation programs, and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Seagate’s management, with assistance from FW Cook, the Compensation Committee’s external consultant, conducted a risk assessment that included a detailed qualitative and quantitative analysis of our compensation and benefit programs to which employees at all levels of the organization may participate, including our Executives. We considered how the design of our compensation programs compares to compensation programs maintained by other peer technology companies. Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incent employees to act in the best interests of the Company. Our programs are generally designed to pay-for-performance and provide incentive-based compensation. The programs also contain various factors to ensure our employees, including our Executives, are not encouraged to take unnecessary risks in managing our business. These factors include:

•                  oversight of programs (or components of programs) by independent committees of the Board, including the Compensation Committee;

•                  discretion provided to the Compensation Committee (including negative discretion) to set targets, monitor performance and determine final incentive award payouts;

•                  oversight of programs (or components of programs) by a broad-based group of functions within the organization, including Human Resources, Finance, and Legal;

•                  a variety of programs that provide focus on both short- and long-term goals and that provide a balanced mixture of cash and equity compensation;

•                  customary caps on the maximum payouts available under short-term incentive programs;

•                  incentives focused primarily on the use of financial metrics based on the Annual Business Plan which is approved by the Board;

•                  service-based vesting conditions with respect to equity-based awards;

•                  the significant long-term ownership position (as reinforced by the Ownership Guidelines) in the Company held by certain of our key Executives; and

•                  the pay recovery policy applicable to Executive awards which provides for recoupment of incentive compensation in the event of fraud or misconduct related to a restatement of financial results.

We discussed the findings of our risk assessment with the Compensation Committee. Based upon the assessment, we believe that our compensation policies and practices do not encourage excessive or unnecessary risk taking.

Executive Summary

Our business results for fiscal year 2010 improved considerably from the prior year with a 16% increase in revenue. We delivered record shipments, profitability and operating margin. The Company responded well to the increase in global hard drive demand, which grew 22% year-over-year, introduced key new products, continued to strengthen the capital structure, and remained focused on improving key business fundamentals to position Seagate for future growth. Managing the costs of our compensation programs was one of many operating actions taken throughout the year to improve margins and preserve our profitability. We began the fiscal year with temporary salary reductions already in place for all management employees. As business conditions and our performance improved at the end of the year, we eliminated those temporary pay reductions and were able to increase performance expectations due to improving business conditions. During the year, we also eliminated executive perquisites and decreased selected Severance Plan benefits to reduce costs and keep in line with market practice trends.

The key compensation decisions for fiscal year 2010 were as follows:

•                  Restoration of prior reductions to the Named Executive Officer (“NEO”) salaries, on February 1, 2010, based on improved business results.

•                  Adjustments to Annual Incentive Plan funding responding to changes in business results.

•                  No equity award grants during the year (as previously anticipated at the time off-cycle awards were made in fiscal year 2009).

•                  Elimination of the Executive Disability Plan and the Executive Physical Program perquisites.

•                  Addition of Risk Assessment as a routine consideration in evaluating compensation designs and changes.

The NEOs for fiscal year 2010 are:

Name	Job Title
Stephen J. Luczo	Chairman, President and Chief Executive Officer
Patrick J. O’Malley	Executive Vice President and Chief Financial Officer
Robert W. Whitmore	Executive Vice President and Chief Technology Officer
William D. Mosley	Executive Vice President, Sales and Marketing
D. Kurt Richarz	Executive Vice President, Sales

Our Executive Compensation Strategy

Our executive compensation is designed to drive high performance, strengthen our market position, and increase shareholder value. The goals of our executive compensation programs are to:

•      attract and retain talented leaders through competitive pay programs;

•      motivate Executives to achieve and exceed business objectives as approved by the Board;

•      align executive and shareholder interests to optimize shareholder return with acceptable risk; and

•      manage total compensation costs in support of our financial performance.

Our Executive Compensation Programs

Compensation Element	Designed to Reward	Relationship to Strategy
Base Salary	Related job experience, knowledge of Seagate and our industry, and continued dedicated employment with sustained performance	Attract and retain talented Executives through competitive pay programs

Annual Incentive Executive Officer Performance Bonus Plan (EPB)	Achievement of financial and operational goals for each fiscal year	Motivate Executives to achieve and exceed annual business objectives

Long-term Equity Incentives Option Awards and Stock Awards	Increased shareholder value through achievement of long-term strategic goals such as revenue growth and return on invested capital	Align Executive and shareholder interests to optimize shareholder return Motivate Executives to achieve and exceed business objectives

Severance Payments	Continued dedicated employment, especially during periods of business uncertainty	Attract and retain talented Executives through competitive pay programs Align Executive and shareholder interests to optimize shareholder return

Role of Our Compensation Committee

The Compensation Committee, composed of independent Directors, determines our executive compensation strategy and authorizes compensation and rewards for our Executives, including the NEOs. The Compensation Committee recommends to the independent directors of the Board any material changes to compensation, compensation plans and equity grants specific to the CEO.

To ensure the continuity of leadership and to form the basis of ongoing leadership assignments, the Compensation Committee and the Board, on an annual basis, conduct a succession planning review of senior leadership. During this review, the directors discuss future candidates for senior leadership positions, succession timing for those positions, and development plans for the highest-potential candidates.

Executive Market Comparison Peer Group

The Compensation Committee reviews Executive (executive officers subject to the restrictions under Section 16 of the Securities Exchange Act of 1934, as amended, (“Executives”) assignments and establishes targets for each element of executive pay after reviewing similar information for a defined group of companies that compete for similar executive talent (the “Peer Group”). The Compensation Committee relies on analyses of disclosures and published surveys of compensation at Peer Group companies when determining compensation for Executives in similar roles.

We revised our Peer Group during fiscal year 2009 and retained the same group during fiscal year 2010 in order to provide consistency of market comparisons. Peer group companies were selected based on a similar industry classification and within a comparative range of trailing twelve-month sales, and ratio of sales to total market capitalization.

Peer Group for Fiscal Year 2010

	Data as of November 30, 2009
Company Name	Trailing Twelve Month Sales ($M)	Market Capitalization ($M)	Sales: Market Capitalization Ratio
APPLE INC	$36,537	$169,778	0.22
CISCO SYSTEMS INC	$36,117	$132,131	0.27
INTEL CORP	$32,784	$106,978	0.31
MOTOROLA INC	$23,457	$19,671	1.19
EMC CORP/MA	$13,942	$33,303	0.42
TEXAS INSTRUMENTS INC	$9,913	$29,580	0.34
SEAGATE TECHNOLOGY	$9,435	$6,918	1.36
WESTERN DIGITAL CORP	$7,552	$7,591	1.00
HARRIS CORP	$5,035	$5,495	0.92
ADVANCED MICRO DEVICES	$4,919	$3,071	1.60
MICRON TECHNOLOGY INC	$4,803	$5,770	0.83
BROADCOM CORP	$4,274	$13,549	0.32
LEXMARK INTL INC	$3,890	$1,991	1.95
NETAPP INC	$3,504	$9,099	0.39
JUNIPER NETWORKS INC	$3,298	$13,373	0.25
SANDISK CORP	$3,189	$4,650	0.69
NVIDIA CORP	$2,820	$6,552	0.43
25th Percentile	$3,794	$5,701	0.31
Median	$4,977	$11,236	0.43
75th Percentile	$16,321	$30,511	0.94

Role of Compensation Consultants

The Compensation Committee retained FW Cook, its own independent consultant, for advice and counsel throughout fiscal year 2010 to provide an external review of compensation proposals and to help align compensation to our executive compensation strategy. FW Cook’s consulting during fiscal year 2010 included a risk assessment of compensation programs as well as consultation in support of decisions regarding compensation programs involving NEOs including salary changes, determination of equity awards, annual incentive plan design, severance plan revisions, and stock ownership guidelines.

FW Cook also provides advice to the Committee regarding non-employee director compensation but is not permitted to provide services to Company management except as directed by the Compensation Committee and did not provide such services in fiscal year 2010.

Our Human Resources department retained Hewitt Associates, Inc. and subsequently Exequity to advise and assist management in the planning and development of proposals to the Compensation Committee.

How We Determine Individual Compensation Amounts

Company management reviews with the Compensation Committee all compensation elements for NEOs at least annually and the Compensation Committee determines the value of each compensation element as described below. The proportion of each pay element value (the mix) relative to total compensation varies by position, although for all NEOs, the largest portion of pay is variable and contingent on our performance. Variations in mix among NEOs reflect differences in scope of responsibility as well as Peer Group market data. The Compensation Committee has determined that pay levels among Peer Group CEOs are higher and more heavily leveraged toward annual incentive elements when compared with pay levels for other Peer Group NEOs, reflecting the significantly greater job scope, level of responsibility and impact on business performance for CEOs compared with other executive positions. At the end of fiscal year 2010, the mix of target total compensation for our CEO, Mr. Luczo, was 40% annual base salary and 60% target annual incentive, (long-term equity incentives were not granted in fiscal year 2010). The average mix of total target compensation for other current NEOs (Messrs. O’Malley, Whitmore, Mosley, and Richarz) was 50% annual base salary and 50% target annual incentive (long-term equity incentives were not granted in fiscal year 2010). In a more typical year with target annual equity-based grants, the total annual incentive portion of the total direct pay mix would be closer to 80% for the CEO and 70% for the other NEOs.

The total annual compensation target (including base salary, annual incentive and long-term incentives) for NEOs is the 60th percentile for similar positions within the Peer Group. We believe targeting the total executive pay opportunity at the 60th percentile is necessary to attract and retain top leadership talent in a competitive labor market in our volatile industry segment. The amounts actually received by NEOs are heavily dependent on the Company’s performance results given the emphasis on variable pay.

While we considered the practices and performance of Peer Group companies in setting the total compensation targets for NEOs under our compensation programs, we did not compare our performance with the performance of the Peer Group companies when evaluating salary levels or determining the size of particular incentive awards. Individual compensation levels and the process for determining each element of compensation are determined as described in more detail below and with consultation from the external advisor to the Compensation Committee, FW Cook. The Compensation Committee recommends to the independent directors of the Board any material changes to compensation, compensation plans and equity grants specific to the CEO and the approval of a majority of the independent directors of the Board is required for changes. With respect to the other NEOs, the Compensation Committee determines each element of compensation, also in consultation with FW Cook, based on recommendations from the CEO.

Base Salary

Base salaries are the fixed annual cash amounts paid to Executives on a biweekly basis. In reviewing and determining base salaries, the Compensation Committee considers:

•                  competitive market levels for comparable positions in the Peer Group;

•                  related experience;

•                  expected future contributions;

•                  overall ability to influence our business objectives and strategic impact of the role; and

•                  the ease or difficulty to replace the incumbent.

The competitive target for our NEOs’ base salaries is the 50th percentile of the Peer Group. Salaries are generally reviewed annually and are revised to reflect significant changes in executive scope of responsibility and/or market conditions. Our goal is to be competitive with respect to base salary and distinguish ourselves from the Peer Group by providing a greater emphasis on compensation to the NEOs through the use of annual incentives, consistent with our strategy of motivating executives to achieve and exceed annual business objectives. During fiscal years 2009 and 2010, market conditions, including our financial performance as impacted by such market conditions led to the following changes in base salaries for all NEOs and management employees:

•                  In February 2009, we implemented a temporary base salary reduction in connection with our overall cost reduction strategy. Base salaries were reduced by 25% for Executives who were NEOs on February 2, 2009.

•                  On February 1, 2010, base salaries were restored to their pre-February 2009 levels (also includes the perquisite allowance conversion into base salary, as discussed in our Proxy Statement for fiscal year 2009) for all of our Executives due to improved business results and after the restoration of salary levels for other employees.

The table below is provided to show the changes to NEO base salaries during the fiscal year:

Name	Annual Salary At Fiscal Year Start ($)	Salary Change (Restoration) effective February 1, 2010(1) ($)	Annual Salary After Restoration ($)	Additional Salary Increase ($)	Annual Salary At Fiscal Year End ($)
Stephen J. Luczo	774,030	249,996	1,024,026		1,024,026
Patrick J. O’Malley	391,539	122,491	514,030	35,007	549,037
Robert W. Whitmore	511,534	162,490	674,024		674,024
William D. Mosley	399,048	124,987	524,035		524,035
D. Kurt Richarz	361,546	112,486	474,032		474,032

(1)    Salary change represents the dollar value added to the base annual salary to increase the Executive’s salary by the amount previously reduced.

Mr. O’Malley’s annual base salary was further increased by $35,007 to $549,037 on February 1, 2010 in connection with an increase in responsibilities in January 2009 to include the management of Information Technology. At the time, no salary increase was made due to the uncertain business outlook.

Annual Incentive

All Executives participate in the shareholder-approved Executive Officer Performance Bonus Plan (“EPB”), which is designed to promote achievement of our annual financial and operational goals as approved by the Board. Annual bonus payments under the EPB are intended to qualify as performance pay under section 162(m) of the U.S. Internal Revenue Code (the “Code”) and as a result, there are no guarantees that any amount will be paid out under the EPB. The target award for each NEO reflects competitive market levels for comparable positions in the Peer Group at the 60th percentile. Actual payments under the EPB may be above or below this level based on performance results. The Compensation Committee recommends to the independent directors of the Board, the material terms of the CEO’s bonus opportunity under the EPB, such as the amount of the CEO’s target bonus and the performance goals. The approval of a majority of the independent directors of the Board who are also outside directors under 162(m) is required to approve those terms. Individual awards paid to all NEOs following the end of the performance period are determined by the Compensation Committee after reviewing the Company’s financial performance, each Executive’s individual performance and, for NEOs other than the CEO, the CEO’s recommendation.

On July 29, 2009, the Compensation Committee authorized the performance metrics and funding targets to be used for calculating the annual bonus awards to each of the Company’s Executive officers for fiscal year 2010 under the EPB. The range of possible funding was from 40% to 200% of the target funding level after a threshold level of adjusted earnings per share was achieved. The funded amount, once calculated as discussed in further detail below, is allocated in a pro-rata amount among eligible participants in the EPB based upon their final base salary and their target bonus expressed as a percentage of base salary. For fiscal year 2010, the CEO had a target bonus equal to 150% of his annual base salary and the other NEOs had a target bonus equal to 100% of their individual annual base salaries.

On October 26, 2009, the Compensation Committee revised the funding targets to be used for calculating annual bonus awards for each of the Executives. As part of the Company’s management of overall operating expenses, the Compensation Committee revised downward the potential funding of the EPB from the levels it originally approved so that the maximum funding level under the EPB was decreased to approximately 135% of the target funding level. Additionally, the target funding level was reduced by approximately 50%, which would have resulted in a similar reduction of approximately 50% in the target bonus opportunities for the NEOs.

On July 27, 2010, due to improved business results and for achieving target plan performance results, the Compensation Committee restored the target funding level under the EPB to 100% of the original target funding level. To help manage compensation costs, the maximum funding was capped at 101% of the original target funding level.

Funding of the EPB is based on our financial results measured by adjusted earnings before interest, taxes and bonus (“AEBITB”). In addition, the Company must also achieve a threshold adjusted non-GAAP earnings per share (“AEPS”) hurdle for any funding of the EPB to occur. For both measures, the adjustment to earnings excludes the impact of non-operating activities and material, unusual or nonrecurring gains and losses, accounting charges or other extraordinary events which were not budgeted and were not foreseen at the time the applicable AEBITB and AEPS performance target were established. All adjustments are reviewed and approved by the Compensation Committee. The adjustments made to the two measures for fiscal year 2010 were not material in relation to the Company’s overall results.

While we track many operational and strategic performance goals throughout the year, AEBITB is a critical measure of our success in achieving profitable growth and the threshold AEPS is an important measure which, if achieved, ensures a reasonable level of return to shareholders prior to bonus funding. For fiscal year 2010, the AEBITB target and EPB funding were structured (as described in the table below) to set the target level of AEBITB at a level considered difficult to attain and the maximum level of AEBITB at a level considered an unlikely result based on expected financial performance at the time targets were established. Due to improved business conditions and our actions to reduce operating expense throughout the year, our strong operational and financial results exceeded the threshold level of AEPS and the maximum level of AEBITB; however as indicated above, maximum bonus funding was limited to 101% of target funding. For fiscal year 2010, we achieved a $3.37 AEPS and approximately $2.0 billion AEBITB.

Name	Ending Annual Salary ($)	FY10 Target Bonus as % of Base Salary	Funding Results as % of Target	Actual FY10 Bonus ($)(1)
Stephen J. Luczo	1,024,026	150%	101%	1,550,000
Patrick J. O’Malley	549,037	100%	101%	555,000
Robert W. Whitmore	674,024	100%	101%	681,000
William D. Mosley	524,035	100%	101%	529,000
D. Kurt Richarz	474,032	100%	101%	479,000

(1) Payment distribution occurred on September 10, 2010.

On July 27, 2010, the Compensation Committee authorized the performance metrics and funding targets to be used for calculating annual bonus awards to each of the Company’s executive officers for fiscal year 2011. The maximum funding level under the EPB for fiscal year 2011 is approximately 200% of the target funding level. The funding of the EPB is determined based on the Company’s performance with respect to the following goals for fiscal year 2011: (i) adjusted earnings before interest, taxes and bonus multiplied by a weighted quality multiplier and (ii) an adjusted earnings per share threshold. The adjusted earnings per share goal must be met in order for there to be any funding of the EPB. The quality multiplier was added as part of the funding mechanism for fiscal year 2011 because quality is considered to be a critical part of the Company’s overall business performance.

Long-Term Equity Incentives

Our equity incentive awards are designed to:

•                  focus Executives on achieving longer-term business performance goals;

•                  provide significant reward potential for outstanding cumulative performance by Seagate;

•                  enhance the Company’s ability to attract and retain highly talented Executives; and

•                  provide the Executive team with an opportunity for greater equity ownership and related incentives to increase shareholder return.

The Compensation Committee approves annual guidelines to help determine the type and size of equity awards to all Executives.  Seagate’s equity award guidelines and mix of awards are based on retention and motivational value of unvested equity, the practices of Peer Group companies in awarding equity for similar positions, the analysis of the potential impact on earnings, the pool of available shares, and shareholder dilution.  In determining the award for each Executive, the Compensation Committee also considers the Company’s goals for retaining the individual during the vesting period and the following factors related to each individual:

•                  potential future contributions to the Company’s overall success;

•                  past equity award history; and

•                  potential value (holding power) of unvested equity.

Based on an evaluation of the above factors, including the value of supplemental option awards granted in March 2009, the Compensation Committee decided not to grant equity awards to the NEOs in fiscal year 2010 and estimated that the potential value of current unvested equity had achieved the market target goal of the 60th percentile for total compensation.  The types of awards that are outstanding are described below:

Option Awards (Stock Options)

Stock option awards generally vest over four years and have a seven year term.  Options are awarded with an exercise price equal to the fair market value of the Company’s ordinary shares on the date of award, with all required approvals obtained on or before the award date.  The fair market value is calculated using the average of the high and low trading price of the Company’s ordinary shares on NASDAQ on the award date as has been the historical practice of the Company.  The award date and vesting schedule for NEOs are the same as for other employees receiving equity awards during the annual award process but may be different in the case of a new hire or role change.

Stock Awards (Restricted Shares, Restricted Units, Threshold Performance Shares and Performance Units)

Restricted Shares and Restricted Units

Restricted shares and restricted units generally vest in equal annual installments over four years, contingent on continued service.

Threshold Performance Shares

Threshold performance shares (“TPS”) are equity awards with a maximum seven year vesting period contingent on continued service and the achievement of specified performance goals.  TPS awards were not granted in fiscal year 2010.  Awards were granted in fiscal years 2008, with 25% potential annual vesting and the first vesting opportunity after year two, and in 2009, with 25% potential annual vesting and the first vesting opportunity after year one.  For the fiscal year 2008 and 2009 awards, vesting is contingent on the Company’s achieving a threshold non-GAAP AEPS goal of $1.00, as specified on the date of award, for the prior fiscal year in which the vesting date occurs.  If the threshold goal is not achieved, vesting is delayed to a following year. Any unvested awards from prior years may vest cumulatively in a future year within the seven year vesting period if the annual AEPS threshold is achieved for that year.  For example, if AEPS performance prior to the first vesting date is below threshold, then vesting is delayed.  If the AEPS threshold is achieved prior to the second vesting opportunity then 50% of the award may vest (25% from the first vesting date and 25% from the second vesting date due to the cumulative feature of the award). Threshold performance shares may be fully vested in as soon as three years from the first vesting date but the measurement period may continue for up to seven years after the grant date if full vesting did not already occur.  If the AEPS threshold level has not been met within seven years, any unvested shares are forfeited.  While still uncertain, vesting for these shares is considered likely if the Executive remains employed throughout the seven-year performance period due to the cumulative vesting feature of TPS awards.  Our AEPS performance for fiscal year 2010 was above the $1.00 AEPS threshold and therefore, due to the cumulative feature of these awards, 50% of each of the outstanding awards granted to the NEOs in 2008 and 2009 vested, or will vest, on their next scheduled vesting date following the end of fiscal year 2010.  For market comparison purposes, we compare the value of TPS awards for NEOs with time based restricted stock awarded by other companies in the Peer Group due to the likelihood that TPS awards will eventually vest if the Executive remains employed throughout the performance vesting period.

Performance Units

On September 13, 2010, in order to create a stronger connection between the value Executives receive from their equity awards and the Company’s performance, the Board of Directors approved performance units, which are a new form of equity grant.  The performance units will become part of the equity mix for Executives, including the NEOs, in fiscal year 2011 and future years, together with stock options, restricted shares and TPS awards. Each performance unit will represent the right to receive a single ordinary share of the Company.  The performance units will vest after the end of a three year performance period, subject to both continued employment and the achievement of an average return on invested capital goal over the performance period. The number of shares that will vest based on these two conditions may be increased or decreased depending on a relative total shareholder return percentile.

Share Ownership Guidelines

Ownership guidelines have been established to ensure that our Executives hold a meaningful equity stake in the Company and, by doing so, link their interests with those of our long-term shareholders.  Shares directly or indirectly owned (for example through a trust), along with unvested restricted shares that do not have a performance requirement, count toward ownership guidelines. Option awards and unvested TPS are not counted.  Executives are expected to meet the ownership guidelines within five years of being subject to the guidelines.  Executives are measured against the guideline on the last day of each fiscal year with results reported to the Compensation Committee for consideration when determining future awards.  To address stock price volatility and to ensure Executives have a consistent guideline from year to year, the guidelines were revised effective July 1, 2010, to reflect a fixed number of shares versus a target value (expressed as a multiple of annual salary).  The number of shares was based on the target multiple of annual salary shown below.  The current share ownership guidelines are as follows:

Role	Ownership Requirement - Number Of Shares (#)	Approximate Multiple of Annual Salary (as of April 21, 2010)
CEO	250,000	5x
EVP	80,000	3x
Other NEO	30,000	1x

The following table outlines the current status of our NEOs compared to the guidelines:

		Guideline		Date
		Number	Shares	Required
		of Shares	Owned	To Meet
Name	Role	(#)	(#) (1)	Guideline
Stephen J. Luczo	CEO	250,000	5,682,784	July 1, 2015
Patrick J. O’Malley	EVP	80,000	434,560	July 1, 2015
Robert W. Whitmore	EVP	80,000	27,500	July 1, 2015
William D. Mosley	EVP	80,000	17,229	July 1, 2015
D. Kurt Richarz	EVP	80,000	27,660	July 1, 2015

(1)          As of July 2, 2010, includes shares owned directly, in trust or through other tax entity and unvested restricted shares which do not have a performance requirement.

Benefits

Nonqualified Deferred Compensation Plan

U.S. employees with an annual base pay rate of more than $125,000 for calendar year 2009 and $165,000 for calendar year 2010 are eligible to participate in the Seagate Deferred Compensation Plan, (“SDCP”), a nonqualified program that allows eligible participants to defer earned cash compensation into notional investment accounts for payment in a later tax year.  We do not make any contributions to this plan, and earnings on deferrals are based on the performance of the investment funds selected by each participant.  Deferral amounts and year-end balances for the NEOs are described in the table titled “Fiscal Year 2010 Nonqualified Deferred Compensation” in this Amendment.

Executive Physical Program

We offered physical examinations to our Executives in fiscal year 2010. The program provided a comprehensive evaluation by qualified physicians on a biennial basis and emphasizes all aspects of preventive care with an approximate cost of $4,237 per Executive.  During fiscal year 2010, three NEOs had examinations with a total cost of $12,711.  The Executive Physical Program was eliminated effective June 30, 2010 to promote consistency in benefits for all employees and in recognition that the employee health plan includes preventative examination benefits.

Officer Disability Plan

The Officer Disability Plan was provided to Executives based in the United States to provide salary replacement during short-term and long-term disability.  It provided for 100% of pre-disability base pay for the first year of disability (short-term disability) and 80% of pre-disability base pay for years 2 to 5 of disability (long-term disability).  After more than five years of disability, the Executive would receive the same benefits as generally available to all other employees.  No plan benefits were provided in fiscal year 2010. The Officer Disability Plan was ended effective January 1, 2010 to provide consistency in disability benefits for all employees at a reasonable cost.

Long Term International (Expatriate) Assignment Policy

Our global business needs may require, on occasion, the temporary relocation of certain employees with special or unique skills to countries where those skills may not be available.  To meet this need, we utilize Long Term International Assignments (“LTIA”). We provide certain benefits and allowances to these long term international assignees according to the LTIA Policy.  Mr. Mosley received standard benefits and allowances under the LTIA, as described below for his assignment in Singapore through the end of fiscal year 2009.  Expenses for this assignment have continued into fiscal year 2010, as noted below.

We paid for certain expenses upon Mr. Mosley’s return to the United States including payment for his tax preparation.  In addition, we make certain tax equalization payments or receive reimbursements from expatriates to ensure that the LTIA is tax neutral to the employee.  Expatriates pay a hypothetical tax to the Company in amounts equivalent to the tax they would pay on their stay-at-home income.  After the actual home income tax returns have been prepared, our vendor prepares a tax equalization calculation to show what the employee should have paid if he remained at home and not taken the LTIA. The employee receives credit for any taxes he has paid during the year, and we pay all costs for the actual taxes due in both the home and host locations.  Our tax cost is the amount that exceeds the “stay at home” tax the employee would have paid in the home location.  In addition to the tax cost, there were payments made on behalf of Mr. Mosley that were related to the LTIA.  These costs can continue for several years after the end of the assignment.  Only those assignment-related costs that are considered income to the Executive are reported.  For fiscal year 2010, $167,270 was paid (not previously reported) to cover these costs.  Finally, with the conclusion of Mr. Mosley’s LTIA in fiscal year 2009, we provided a onetime payment of $30,706 in fiscal year 2010, to assist with the home closing costs for his relocation to work in our offices in Scotts Valley, California, as provided to all employees who are relocated by the Company.

Payments Under the Severance Plan

The Company provides separation benefits to help align Executive and shareholder interests during the evaluation of an ownership change, to remain competitive in attracting and retaining Executives and to support organizational changes necessary to achieve Seagate’s business strategy.  The functions of the Severance Plan are (1) to provide for the payment of severance benefits to the NEOs in the event their employment with the Company is involuntarily terminated without cause or they resign for good reason, (2) to encourage the NEOs to continue employment in the event of a potential “change in control” or “CIC” (as defined in the section titled “Compensation of Named Executive Officers—Potential Payments upon Termination or Change in Control” below) and (3) to ensure that the NEOs are treated consistently regarding the terms under which severance benefits may become payable and the level of severance benefits.

In light of market pressures during the second half of fiscal year 2009, we reviewed the benefits available under the Severance Plan and amended protection levels, by either reducing them or holding them constant, to improve the alignment of costs and benefits.  The guaranteed target bonus was eliminated, a pro-rata bonus based on a quarterly accrual not to exceed 100% of target was introduced, the healthcare benefit subsidy was eliminated and a specific payout schedule was introduced for the Involuntary Termination Without Cause or For Good Reason Outside of a Change in Control Period payments.  The most recent amendment and restatement, on January 15, 2010, involved only minor administrative changes.

The Severance Plan provisions were developed based on a comparison with typical Peer Group practices and in consultation with FW Cook, the independent consultant to the Compensation Committee, and after review by the independent directors of the Board.  The Company’s philosophy is that severance should only be provided in the event of an involuntary termination or “good reason” termination (as defined in the section titled “Compensation of Named Executive Officers—Potential Payments upon Termination or Change in Control”).  In the event of a CIC of the Company, which we believe might create uncertainty regarding continued employment, and in alignment with Peer Group practices, we provide a greater degree of severance protection.  The CIC benefits under the Severance Plan are typically described as a “double trigger” in that both an involuntary termination or good reason termination and a CIC must take place in order for the NEO to receive the enhanced benefits.

In the event that the benefits payable following a CIC exceed the safe harbor limits established in Section 280G of the Code, we cap benefits at the safe harbor limit if the after-tax benefit to the Executive of the capped amount is greater than the after-tax benefit of the full amount (which is subject to excise taxes imposed by Section 4999 of the Code). We do not provide a gross-up for any taxes paid on severance benefits and the Executive is responsible for the payment of all personal taxes, including any excise taxes.

For further details on benefits available in fiscal year 2010 to NEOs, see the section titled “Compensation of Named Executive Officers—Potential Payments upon Termination or Change in Control”.

Impact of Section 162(m) of the Internal Revenue Code

The Compensation Committee seeks to qualify Executive compensation for deductibility under applicable tax laws to the greatest extent possible.  Section 162(m) of the Code places a limit of $1 million on the amount that a public company may deduct for compensation in any taxable year to any of the CEO and the three other most highly compensated NEOs employed at the end of the year (other than the Company’s CFO) (the “Covered Executives”), unless such compensation is considered “performance-based” under Section 162(m).

Both the EPB and the Seagate Technology plc 2004 Share Compensation Plan (the “SCP”)have been approved by our shareholders and are administered by the Compensation Committee.  Each plan has been structured such that compensation paid under those plans is intended to qualify as “performance-based” and not subject to Section 162(m) limits.  In order to maintain flexibility in compensating our Executives in a manner designed to promote varying corporate goals, some Executive compensation may not be tax-deductible.  For fiscal year 2010, excluding some LTIA benefits for Mr. Mosley, our NEOs were not awarded compensation that failed to meet the requirements of Section 162(m) for income deductibility.

Securities Trading

The Compensation Committee believes that short-term investment activity in our securities (such as trading in or writing options, arbitrage trading or “day trading”) is not appropriate under any circumstances and is prohibited by Seagate’s Securities Trading Policy.  In addition, employees and Board members are prohibited from taking “short” positions in Seagate’s securities.

Pay Recovery Policy

Our Pay Recovery Policy, effective January 29, 2009, is intended to eliminate any rewards for fraudulent accounting.  It provides standards for recovering compensation from an Executive where such compensation was based on incorrectly reported financial results due to the fraud or willful misconduct of such Executive.  The Executive’s repayment obligation applies to any bonus paid, stock award issued (whether or not vested) or stock option exercised during the period commencing with the later of the effective date of the Pay Recovery Policy or the date that is four years prior to the beginning of the fiscal year in which a restatement is announced and ending on the date recovery is sought, (but only to the extent the compensation was awarded after the effective date of the policy).

 REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and the Board.  In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in this Report on Form 10-K/A and the Company’s Proxy Statement for the fiscal year ended July 2, 2010.

COMPENSATION COMMITTEE

John W. Thompson, Chairman
Edward J. Zander
Frank J. Biondi

October 4, 2010

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following tables show fiscal year 2010 compensation awarded to, paid to, or earned by, our CEO, CFO, and our three next most highly compensated Executives whose total compensation for the latest fiscal year exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Stephen J. Luczo(3),(4)	2010	870,182	—	—	1,550,000	—	2,420,182
Chairman, President and Chief Executive Officer	2009	346,156	639,375	4,347,298	—	115,250	5,448,079
Patrick J. O’Malley(3)	2010	452,115	—	—	555,000	8,436	1,015,551
Executive Vice President and Chief Financial Officer	2009	423,762	329,520	1,056,094	—	26,715	1,836,091
Robert W. Whitmore	2010	574,030	—	—	681,000	6,205	1,261,235
Executive Vice President and Chief Technology Officer	2009	531,743	114,783	1,562,710	—	24,024	2,233,260
	2008	519,243	1,111,530	2,788,013	1,100,000	22,112	5,540,898
William D. Mosley(3)	2010	447,120	—	—	529,000	201,476	1,177,596
Executive Vice President, Sales and Marketing	2009	421,168	137,300	1,031,947	—	658,397	2,248,812
D. Kurt Richarz(3)	2010	404,810	—	—	479,000	5,704	889,514
Executive Vice President, Sales	2009	406,744	137,300	684,642	—	47,080	1,275,766

(1)          Stock and Option Awards:  This column represents the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation”, for all restricted stock, restricted stock units,  performance shares and stock options granted in fiscal years 2010, 2009 and 2008.  These award fair values have been determined based on the assumptions set forth in Note 10, “Compensation “ in the Notes to the Consolidated Financial Statements in the Company’s fiscal year 2010 Annual Report on Form 10-K (“Form 10-K”), Note 10 “Compensation” in the Company’s fiscal year 2009 Form 10-K and Note 3, “Compensation” in the Company’s fiscal year 2008 Form 10-K.  Additional information about the awards reflected in this column is set forth in the notes to the Fiscal Year 2010 Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End tables, below.  Target/Maximum value for performance shares are the same.  Awards made in these fiscal years were awarded under the terms of SCP.

(2)          All Other Compensation: The All Other Compensation column consists of the following amounts:

Name	Relocation ($)(a)	Relocation Tax Assistance ($)(a)	401k Match ($)(b)	Executive Physical ($)(c)	LTIA Benefits ($)(d)	Total ($)
Stephen J. Luczo	—	—	—	—		—
Patrick J. O’Malley	—	—	3,500	4,936		8,436
Robert W. Whitmore	—	—	—	6,205		6,205
William D. Mosley	25,272	5,434	3,500	—	167,270	201,476
D. Kurt Richarz	—	—	4,134	1,570		5,704

(a)      Relocation costs in the amount of $25,272 and Relocation Tax Assistance costs in the amount of $5,434 consist of housing closing costs and the associated tax assistance as provided to all employees who are relocated by the Company.

(b)     401(k) match is for the 401(k) plan contribution provided to all U.S. employees who participate in the 401(k) plan in an amount up to $3,500 per calendar year but may be higher in the fiscal year.

(c)     Executive Physical is described above under “Compensation Discussion & Analysis—Executive Physical Program” above based on actual cost of the physical

(d)     LTIA includes assignment related costs that are considered income to the Executive in the amount of $167,270.

(3)                Messrs. Luczo, O’Malley, Mosley, and Richarz were not NEOs in fiscal year 2008.

(4)                The amounts above include Mr. Luczo’s equity award received in fiscal year 2009 while he was a non-employee director, consisting of restricted stock awards of $32,625 and stock option awards of $10,798.

Grants of Plan-Based Awards for Fiscal Year 2010

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Options	Grant Date Fair Value of Stock and Option
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Options (#)	Awards ($/Sh)	Awards ($)
Stephen J. Luczo	—	614,415	1,536,038	1,551,399	—	—	—	—
Patrick J. O’Malley	—	219,615	549,037	554,527	—	—	—	—
Robert W. Whitmore	—	269,610	674,024	680,764	—	—	—	—
William D. Mosley	—	209,614	524,035	529,276	—	—	—	—
D. Kurt Richarz	—	189,613	474,032	478,772	—	—	—	—

(1)                Amounts shown were the estimated future payments for fiscal year 2010 for the NEOs under the EPB. These amounts varied based on the individual’s position and bonus target as a percentage of their fiscal year 2010 ending base salary. For a description of the EPB, refer to the section entitled “Annual Incentive.”

(2)                No equity based grants were awarded in fiscal year 2010.

Outstanding Equity Awards at Fiscal Year 2010

	Option Awards							Stock Awards
Name	Stock Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Date	Number of Shares or Units of Stock That have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)
Stephen J. Luczo	10/26/2006		75,000	25,000	(3),(4)	22.695	10/26/2013
	10/25/2007		6,667	3,333	(3),(4)	26.465	10/25/2014	10/25/2007	2,500	(3),(5)	32,925
	10/30/2008		4,166	5,834	(3),(4)	6.525	10/30/2015	10/30/2008	3,750	(3),(5)	49,388
	1/30/2009		1,239,583	2,260,417	(4)	4.045	1/30/2016	1/30/2009				150,000	(6)	1,975,500
Patrick J. O’Malley	1/31/2002		650,000	—		5.000	1/31/2012
	9/27/2005		75,000	—		15.065	9/27/2012
	4/27/2006		125,000	125,000	(4)	25.480	4/27/2013
	9/12/2008		56,000	72,000	(4)	13.730	9/12/2015	9/12/2008				24,000	(6)	316,080
	3/6/2009	(6)	—	650,000	(4)	3.345	3/6/2016
Robert W. Whitmore	9/27/2005		60,000	—		15.065	9/27/2012
	2/3/2006		125,000	—		25.515	2/3/2013
	9/13/2007		257,810	117,190	(4)	24.630	9/13/2014	9/13/2007				42,000	(6)	553,140
	9/12/2008		43,749	56,251	(4)	13.730	9/12/2015	9/12/2008				8,360	(6)	110,101
	1/30/2009		354,166	645,834	(4)	4.045	1/30/2016
William D. Mosley	9/16/2002		7,293	—		10.000	9/16/2012
	4/11/2003		23,835	—		10.890	4/11/2013
	9/16/2004		64,501	—		13.620	9/16/2011
	9/27/2005		100,000	—		15.065	9/27/2012
	4/27/2006		125,000	125,000	(4)	25.480	4/27/2013
	2/5/2007		41,666	8,334	(4)	26.350	2/5/2014
	9/13/2007		51,562	23,438	(4)	24.630	9/13/2014
	9/12/2008		30,624	39,376	(4)	13.730	9/12/2015	9/12/2008	7,500	(5)	98,775
	1/30/2009		230,208	419,792	(4)	4.045	1/30/2016
D. Kurt Richarz	3/14/2005		16,650	—		15.487	3/14/2015
	8/7/2006		48,957	1,043	(4)	21.715	8/7/2013
	9/13/2007		103,124	46,876	(4)	24.630	9/13/2014
								3/24/2008	25,000	(5)	329,250
	9/12/2008		52,500	67,500	(4)	13.730	9/12/2015	9/12/2008				10,000	(6)	131,700
	3/6/2009	(6)	—	300,000	(4)	3.345	3/6/2016

(1)          Value based on the closing price of Seagate’s common shares of $13.17 on July 2, 2010.

(2)          Threshold Performance Shares as described above in the section titled “Compensation Discussion & Analysis—Long Term Equity Incentives—Stock Awards (Restricted Shares and Threshold Performance Shares)”.

(3)          Awards made prior to January 12, 2009, were awarded to Mr. Luczo prior to his employment as Chairman, President and CEO.

(4)          25% vests one year after the grant date with 1/36th vesting monthly thereafter.

(5)          25% vesting annually per year from vest commencement date.

(6)          25% of the shares vested on September 11, 2010, and an additional 1/48th of the shares vest at the end of each full month thereafter for 36 months.

(7)          These awards are subject to continuous employment and performance vesting requirements and were issued on September 13, 2007, September 12, 2008 and January 30, 2009 under the SCP.  First vesting for the September 13, 2007 award was no sooner than two years after the award date and is subject to meeting specified performance criteria.  First vesting for the September 12, 2008 award was no sooner than one year after the award date and is subject to meeting specified performance criteria. First vesting for the January 30, 2009 award was no sooner than one year after the award date and is subject to meeting specified performance criteria.  Potential vesting for these awards is annual thereafter according to specific performance requirements.  If threshold performance is not achieved, no awards will vest and the awards will be forfeited at the end of the performance period.  The threshold performance for fiscal year 2009 was not achieved and therefore these awards did not vest.  The threshold performance for fiscal year 2010 was achieved and therefore 50% of these awards vested, or will vest, on their next scheduled vesting date following the end of fiscal year 2010.

Option Exercises and Stock Vested in Fiscal Year 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen J. Luczo	—	—	2,500	39,688
Patrick J. O’Malley	—	—	—	—
Robert W. Whitmore	—	—	17,500	282,275
William D. Mosley	—	—	2,500	39,688
D. Kurt Richarz	—	—	12,500	254,438

Nonqualified Deferred Compensation for Fiscal Year 2010

The following table presents information regarding contributions, earnings, withdrawals and balances with respect to the Seagate Deferred Compensation Plan, (“SDCP”) and our NEOs during fiscal year 2010.

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)(1)
Stephen J. Luczo	—	—	—	—
Patrick J. O’Malley	—	118,528	—	1,046,703
Robert W. Whitmore	—	6,283	—	50,636
William D. Mosley	—	10,466	—	212,449
D. Kurt Richarz	—	—	—	—

(1)    The amounts reported as Executive contributions represent compensation already reported in the Summary Compensation Table, with the exception of:

(a) earnings on contributions, which are not considered as above-market rates; and

(b) amounts earned while the individual was not an NEO.

The Seagate Deferred Compensation Plan (SDCP) is a nonqualified deferred compensation plan under which highly compensated employees can select from a variety of investment options in the form of mutual funds.  The deferrals and any earnings attributed to those deferrals are reflected on the Company’s books, but the participant’s deferral balance remains a general asset of the Company.  Participants do not own any interest in the assets of the Company as a result of participating in the plans.  We have established a grantor (or rabbi) trust for the purpose of accumulating funds to satisfy our obligations and process payments due under the SDCP.

Terms of the SDCP:

•                  Allows Executives to defer up to 70% of base pay and up to 100% of bonus paid.

•                  Permits distributions for various reasons in compliance with Section 409A of the Code for plan years beginning in 2005.  Participants may elect to receive distributions upon termination of employment or at a specified time.  Participants may elect to receive distributions in lump sum or in quarterly installments over 3, 5, 10, or 15 years.  Additionally, upon death or disability, the participant’s entire SDCP distributable amount shall be paid to the participant (and after the participant’s death to his or her beneficiary or beneficiaries) in a cash lump sum payment payable on his or her payment commencement date.  Unless otherwise determined by the Compensation Committee prior to a CIC, the SDCP shall be terminated and the aggregate balance credited to and held in the participants’ accounts shall be distributed to them in a lump sum not later than the thirtieth day following the CIC, or as soon as administratively possible thereafter.  Subject to certain exceptions, Section 409A generally requires that distributions to key employees, including the NEOs, made on termination of employment may not occur earlier than six months following the termination of employment.

Potential Payments Upon Termination or Change in Control

As discussed above under “Payments Under the Severance Plan”, the Compensation Committee adopted the Severance Plan, in part to provide consistent separation benefits to NEOs who are terminated without cause or resign for good reason in lieu of individually negotiated employment agreements.

Involuntary Termination Without Cause or For Good Reason Outside of a Change in Control Period

Under the Severance Plan in effect during fiscal year 2010, if an NEO’s employment is terminated by the Company without “cause” (as defined below) or by the NEO with “good reason” (as defined below), the NEO would be entitled to a certain number of months of base salary, based on their level within the Company.  Under such circumstances, the CEO would be entitled to receive 24 months of base salary and the other NEOs would be entitled to receive 20 months of base salary.  The number of months used for calculating these severance benefits is referred to as the “Severance Period.”  In addition, the NEO may be eligible to receive a pro-rata bonus for the year of termination based on quarterly bonus accruals (not to exceed 100% of the target bonus) and the portion of the fiscal year worked, and, if the termination occurs during the first quarter of the year of termination, the prior year’s bonus, not subject to pro-ration, based on quarterly bonus accruals (not to exceed 100% of the target bonus).  The severance benefits will generally be paid in cash, 50% within 20 business days following the “payment confirmation date” (as defined in the Severance Plan) with the remaining 50% 12 months following the date of termination for the NEOs.  The Company will also provide paid outplacement services.  Severance payments payable upon a termination by the Company without cause or by the Executive for good reason will generally be subject to the NEO’s release of claims against the Company and compliance with certain non-competition, non-solicitation and confidentiality covenants during the Severance Period.

Under the Severance Plan, “cause” means (i) an NEO’s continued failure to substantially perform the material duties of his or her office (other than as a result of total or partial incapacity due to physical or mental illness), (ii) embezzlement or theft by an NEO of the Company’s property, (iii) the commission of any act or acts on an NEO’s part resulting in the conviction of such NEO of a felony under the laws of the United States or any state or foreign jurisdiction, (iv) an NEO’s willful malfeasance or willful misconduct in connection with such NEO’s duties to Company or any of its subsidiaries or affiliates or any other act or omission which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries or affiliates, or (v) a material breach by an NEO of any of the material provisions of (A) the Severance Plan, (B) any non-compete, non-solicitation or confidentiality provisions to which such NEO is subject or (C) any policy of the Company or any of its subsidiaries or affiliates to which such NEO is subject. However, no termination shall be deemed “for cause” under clause (i), (iv) or (v) unless the NEO (1) is first given written notice by the Company of the specific acts or omissions which have been determined constitute grounds for a termination for cause under the Plan, (2) is provided with at least 30 days after such notice to cure the specified deficiency and (3) fails to substantially cure such deficiency within such time frame to the satisfaction of the plan administrator of the Severance Plan. Under the Severance Plan, “good reason” means an NEO’s resignation of his or her employment with the Company or an applicable subsidiary as a result of the occurrence of one or more of the following actions, which such action or actions remain uncured for at least 30 days following written notice from such NEO to the Company describing the occurrence of such action or actions and asserting that such action or actions constitute grounds for a Good Reason resignation, which notice must be provided by the NEO no later than 90 days after the initial existence of such condition, provided that such resignation occurs no later than 60 days after the expiration of the cure period: (i) without such NEO’s express written consent, any material diminution in the level of such NEO’s authority or duties; (ii) without such NEO’s express written consent, a reduction of 10% or more in the level of the base salary or employee benefits to be provided to such NEO, other than a reduction implemented with the consent of such NEO or a reduction that is equivalent to reduction in base salaries and/or employee benefits, as applicable, imposed on all other Executives of the Company at a similar level within the Company; (iii) the relocation of such NEO to a principal place of employment that increases such NEO’s one-way commute by more than 50 miles from such NEO’s current principal place of employment, without such NEO’s express written consent; or (iv) the failure of any successor to the business of the Company or to substantially all of the assets and/or business of the Company to assume the Company’s obligations under the Severance Plan.

If an NEO is involuntarily terminated for any reason, the Severance Plan does not provide for any accelerated vesting of outstanding equity awards. Instead, the terms of vesting are governed by the applicable award agreement.  Upon termination of an NEO’s continuous service for any reason (other than death or disability): (i) the stock award agreements (including TPS) provide that vesting will cease and the Company shall automatically reacquire all unvested shares without payment of consideration and (ii) the option award agreements provide no acceleration of unvested options and unvested options are cancelled effective as of the termination date, although NEOs, as with all option holders, have three months to exercise options that are vested as of the date of termination.

Involuntary Termination Without Cause or For Good Reason During a Change in Control Period

The Severance Plan provides for enhanced severance benefits if an NEO is terminated by the Company without cause or by the NEO for good reason during a “change in control period”.  This period is defined as either the period running from entry into a definitive agreement for a “change in control” (as defined below) until 24 months following the effective date of the related change in control transaction, or if the change in control is not preceded by Seagate’s entry into a definitive agreement, the time beginning on the date of the applicable change in control triggering event and ending 24 months after that date.  Under these circumstances, the NEO will be entitled to receive the following: (i) 36 months of “pay” (as defined below), in the case of the CEO, or 24 months of pay, in the case of the other NEOs, (ii)  a lump sum cash payment equal to 2.0 times the before-tax annual cost of the applicable COBRA premiums for the NEO and eligible dependents, if any, (iii) paid outplacement services, and (iv) full vesting of all non-vested equity based awards (whether or not awarded prior to or following the adoption of the Severance Plan), notwithstanding the applicable provisions of the NEO’s equity award agreements or the 2004 Stock Plan.  Here, “pay” is defined as the NEO’s monthly base pay, plus the NEO’s target bonus level (expressed as a percentage of base pay) with respect to the fiscal year prior to the date of involuntary termination.  All other rights and obligations imposed under the Severance Plan upon such a termination of employment outside of the context of a CIC (as described above) are also generally applicable in the event of a termination during a CIC period, and the Severance Plan expressly provides that no enhanced severance benefits will be made until the closing of a change in control.

Under the Severance Plan, “change in control” or “CIC” means the occurrence of any of the following events: (i) the sale, exchange, lease or other disposition of all or substantially all of the assets of the Company to a person or group of related persons, as such terms are defined or described in Sections 3(a)(9) and 13(d)(3) of the Exchange Act, that will continue the business of the Company in the future; (ii) a merger or consolidation involving the Company in which the voting securities of the Company owned by the shareholders of the Company immediately prior to such merger or consolidation do not represent, after conversion, if applicable, more than fifty percent (50%) of the total voting power of the surviving controlling entity outstanding immediately after such merger or consolidation, provided that any person who (1) was a beneficial owner (within the meaning of Rules 13d-3 and 13d-5 promulgated under the Exchange Act) of the voting securities of the Company immediately prior to such merger or consolidation, and (2) is a beneficial owner of more than 20% of the securities of the Company immediately after such merger or consolidation, shall be excluded from the list of “shareholders of the Company immediately prior to such merger or consolidation” for purposes of the preceding calculation; (iii) any person or group of related persons, as such terms are defined or described in Sections 3(a)(9) and 13(d)(3) of the Exchange Act, is or becomes the Beneficial Owner, directly or indirectly, of more than 50% of the total voting power of the voting securities of the Company (including by way of merger, consolidation or otherwise); (iv) during any period of two (2) consecutive years, individuals who at the beginning of such period constituted the board (together with any new directors whose election by such board or whose nomination for election by the shareholders of the Company was approved by a vote of a majority of the directors of the Company then still in office, who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the board then in office; or (v) a dissolution or liquidation of the Company.  The definition of “change in control” specifies that a restructuring of the Company for purposes of changing its domicile, reincorporation or similar transaction involving the Company will not constitute a change in control under the Severance Plan if, immediately after such transaction, the shareholders of the Company immediately prior to the transaction represent, directly or indirectly, more than 50% of the total voting power of the surviving corporation.

Under our equity award agreements with each NEO and consistent with the treatment of equity awards under the Severance Plan, if a CIC (which is generally defined the same as under the Severance Plan) occurs and the successor company does not assume or replace the awards with alternatives that preserve both the intrinsic value and the rights and benefits of the award immediately prior to the CIC, then all awards accelerate and become fully vested at least 10 days prior to the consummation of the CIC.

In the event that the benefits payable following a CIC exceed the safe harbor limits established in Section 280G of the Code, we cap benefits at the safe harbor limit if the after-tax benefit to the Executive of the capped amount is greater than the after-tax benefit of the full amount (which is subject to excise taxes imposed by Section 4999 of the Code).  We do not provide any gross-up for excise taxes and the Executive is responsible for payment of all personal taxes.

Termination due to Death or Disability

In the event a termination of employment occurs due to the NEO’s death or disability, the NEO shall not be entitled to any benefits under the Severance Plan.  Under the Severance Plan, “disability” means that the NEO is physically or mentally incapacitated and therefore unable to substantially perform his duties for six consecutive months or an aggregate of nine months in any consecutive 24-month period.

However, in the event of termination of employment due to an NEO’s death or disability (as defined above), the EPB awards the Compensation Committee the discretion to pay to the NEO or the individual’s estate a pro-rated target bonus for the fiscal year in which the termination occurred.  Bonus payments are based on the Company performance and related funding level before the death or disability occurred.

The performance share award agreements (including TPS) for our NEOs provide that vesting will cease upon a termination due to disability (as defined above), and the Company will automatically reacquire all unvested shares without payment of consideration.  However, for a termination due to death, the NEO will be deemed to have completed an additional year of service as of the termination date and an additional 25% of the performance shares shall be deemed to have vested immediately.

Similarly, the option award agreements provide that upon termination due to death, the NEO will be deemed to have completed an additional year of service for purposes of determining the portion of a stock option award that is vested.

Potential Payments Upon Termination

Severance Payment Upon Termination Without Cause or For Good Reason outside a Change in Control Period

The following table sets forth the estimated value of the potential payments to each NEO assuming termination of the Executive by the Company without cause or by the Executive with good reason on July 2, 2010.

Name	Monthly Base Salary ($)	Months of Base Pay (#)	Pro Rata Bonus ($)(1)	Outplacement Benefit ($)	Total ($)
Stephen J. Luczo	85,335	24	1,536,038	15,000	3,599,090
Patrick J. O’Malley	45,753	20	549,037	15,000	1,479,098
Robert W. Whitmore	56,169	20	674,024	15,000	1,812,397
William D. Mosley	43,670	20	524,035	15,000	1,412,427
D. Kurt Richarz	39,503	20	474,032	15,000	1,279,085

(1)          Pro Rata Bonus consists of the most recently approved bonus funding as a percentage of target funding based on Company performance, not to exceed 100%, multiplied by the executive’s current annual target bonus.

Severance Payment Upon Termination Due to Death

The following table sets forth the estimated value as of July 2, 2010 of the potential payments to each NEO, assuming termination of the Executive due to death.

Name	Target Bonus ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Stock Awards ($)(3)	Total ($)
Stephen J. Luczo	1,536,038	8,000,988	526,800	10,063,826
Patrick J. O’Malley	549,037	2,793,984	79,020	3,422,041
Robert W. Whitmore	674,024	2,281,250	165,810	3,121,084
William D. Mosley	524,035	1,482,813	32,925	2,039,773
D. Kurt Richarz	474,032	1,289,531	197,550	1,961,113

(1)          Amounts for the bonus component of the death benefits assume that the Compensation Committee elects to exercise its discretion to pay the NEO’s estate a pro-rated bonus for the fiscal year in which death occurs.  In addition, the amount has been calculated assuming that the Committee elects to award the bonus at the NEO’s target bonus opportunity for that year.  However, the EPB does not obligate the Compensation Committee to pay a bonus at the target bonus level, or to pay any bonus at all, in the event of a NEO’s death.

(2)          Amounts for the value of options that receive accelerated vesting as a result of the termination are calculated assuming that the market price per share of Seagate’s ordinary shares on the date of termination of employment was equal to the closing price on July 2, 2010 and are based on the difference between this and the exercise price of options held by the NEO. As a result, the amounts shown do not include any value for the acceleration of stock options that have an exercise price greater than $13.17 or for stock options that were already vested as of July 2, 2010.

(3)          Amounts for the value of stock that receive accelerated vesting as a result of the termination are calculated assuming that the market price per share of Seagate’s ordinary shares on the date of termination of employment was equal to the closing price on July 2, 2010.

Severance Payment Upon Termination Without Cause or For Good Reason within a Change in Control Period

The following table sets forth the estimated value of the potential payments to each NEO, assuming termination of the Executive by the Company without cause or by the Executive with good reason in connection with a CIC during a CIC period as defined in the Severance Plan as of July 2, 2010.

Name	Monthly Base Salary ($)	Monthly Target Bonus ($)	Total Monthly Pay ($)	Months of Pay (#)	Total Severance Pay ($)	Monthly Health Care Benefits ($)	Months of Health Care Benefits (#)	Total Health Care Benefit ($)	Outplacement Benefit ($)	Accelerated Vesting of Stock Options ($)(1)	Accelerated Vesting of Stock Awards ($)(2)	Total ($)(3)
Stephen J. Luczo	85,335	128,003	213,339	36	7,680,192	1,832	24	43,963	15,000	20,665,072	2,057,813	30,462,040
Patrick J. O’Malley	45,753	45,753	91,506	24	2,196,147	1,547	24	37,119	15,000	6,386,250	316,080	8,950,596
Robert W. Whitmore	56,169	56,169	112,337	24	2,696,096	1,832	24	43,963	15,000	5,893,235	663,241	9,311,536
William D. Mosley	43,670	43,670	87,339	24	2,096,141	1,832	24	43,963	15,000	3,830,602	98,775	6,084,481
D. Kurt Richarz	39,503	39,503	79,005	24	1,896,128	1,832	24	43,963	15,000	2,947,500	460,950	5,363,541

(1)          Amounts for the value of options that receive accelerated vesting as a result of the termination are calculated assuming that the market price per share of Seagate’s ordinary shares on the date of termination of employment was equal to the closing price on July 2, 2010 and are based on the difference between this and the exercise price of options held by the NEO. As a result, the amounts shown do not include any value for the acceleration of stock options that have an exercise price greater than $13.17 or for stock options that were already vested as of July 2, 2010.

(2)          Amounts for the value of stock that receive accelerated vesting as a result of the termination are calculated assuming that the market price per share of Seagate’s ordinary shares on the date of termination of employment was equal to the closing price on July 2, 2010.

(3)          Calculations do not include the impact of potential reductions due to the safe harbor limit of Section 280G of the Code as described on page 28 of this Amendment. We do not provide any gross-up for excise taxes and the executive is responsible for payment of all personal taxes, including any excise taxes.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal year 2010 were Messrs. Thompson, Biondi (appointed to Committee on July 29, 2009), Reyes (resigned from Committee on July 29, 2009) and Zander.  None of these individuals were officers or employees of Seagate Technology or any of its subsidiaries at any time during fiscal year 2010, nor have any of these individuals ever been officers of Seagate Technology or any of its subsidiaries. No executive officers of Seagate Technology served on the compensation committee of any other entity, or as a director of an entity, that employed any of the members of the Compensation Committee during fiscal year 2010.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL
OWNERS

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on September 17, 2010, except as noted below, by (1) each person who is known by us to beneficially own more than five percent of our outstanding voting power, (2) each director and NEO and (3) all of our directors and Executives as a group. We have determined beneficial ownership in accordance with the rules of the SEC.  To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned, subject to applicable community property laws. For purposes of the table below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after September 17, 2010.

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned		Percentage of Class Beneficially Owned (1)
Greater than five percent holders:

FMR LLC 82 Devonshire Street Boston, MA 02109	73,030,822	(2)	15.47%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	42,980,811	(3)	9.1%

BlackRock,Inc. 40 East 52nd Street New York, NY 10022	27,775,421	(4)	5.88%

Directors and named executive officers:

Stephen J. Luczo	7,855,426	(5)	1.66%
Patrick J. O’Malley	1,628,522	(6)	*
Robert W. Whitmore	1,132,671	(7)	*
William D. Mosley	850,211	(8)	*
D. Kurt Richarz	430,565	(9)	*
Frank J. Biondi, Jr.	155,624	(10)	*
Lydia M. Marshall	199,874	(11)	*
C.S. Park	64,874	(12)	*
Albert A. Pimentel	57,624	(13)	*
Gregorio Reyes	159,164	(14)	*
John W. Thompson	262,534	(15)	*
Edward J. Zander	45,624	(16)	*
All directors and Executives as a group (15 persons)	13,703,619	(17)	2.9%

*   Less than 1% of Seagate’s ordinary shares outstanding.

(1)   Percentage of class beneficially owned is based on 472,065,314 ordinary shares outstanding as of September 17, 2010. Each ordinary share is entitled to one vote. Ordinary shares issuable upon the exercise of options currently exercisable or exercisable within 60 days after September 17, 2010, and all restricted shares, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or restricted shares, but are not deemed outstanding for computing the percentage of any other person or group.

(2)   Based solely on information reported by FMR LLC on the Schedule 13G filed with the SEC on February 16, 2010 and reporting ownership as of December 31, 2009. FMR LLC has sole voting power over 10,546,674 shares and sole dispositive power over 73,030,822 shares.

(3)   Based solely on information reported by Wellington Management Company, LLP on the Schedule 13G filed with the SEC on February 12, 2010 and reporting ownership as of December 31, 2009. Wellington Management Company, LLP has shared voting power over 33,255,654 shares and shared dispositive power over 42,980,811 shares.

(4)   Based solely on information reported by BlackRock, Inc. on the Schedule 13G filed with the SEC on January 29, 2010 and reporting ownership as of December 31, 2009. BlackRock, Inc. has sole voting power over 27,775,421 shares and sole dispositive power over 27,775,421 shares.

(5)   Includes 1,717,082 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010,  490,367 ordinary shares held by Red Zone Holdings Limited Partnership, 425,951 ordinary shares held by Red Zone II Limited Partnership, 4,636,373 ordinary shares held by Stephen J. Luczo Revocable Trust dated January 26, 2001, 34,880 ordinary shares held indirectly by the Luczo Perpetual Family Trust, 88,963 ordinary shares held by the Stephen J. Luczo 2009 Grantor Retained Annuity Trust and 461,810 ordinary shares owned directly by Mr. Luczo.

(6)   Includes 1,108,916 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 425,207 ordinary shares held by the Patrick J. O’Malley III & Patricia A. O’Malley trustees for the O’Malley Living Trust and 94,399 ordinary shares owned directly by Mr. O’Malley.

(7)   Includes 994,371 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010 and 138,300 ordinary shares owned directly by Mr. Whitmore.

(8)   Includes 749,168 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010 and 101,043 ordinary shares owned directly by Mr. Mosley.

(9)   Includes 337,899 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010 and 92,666 ordinary shares owned directly by Mr. Richarz.

(10)   Includes 140,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 3,750 ordinary shares held by the Biondi Family Trust and 11,250 ordinary shares owned directly by Mr. Biondi.

(11)   Includes 180,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010 and 19,250 ordinary shares owned directly by Ms. Marshall.

(12)   Includes 48,024 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 5,600 ordinary shares held by The Park Family Trust and 11,250 ordinary shares owned directly by Mr. Park.

(13)   Includes 25,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 15,750 ordinary shares held by the Pimentel Family Trust and 16,250 ordinary shares held directly by Mr. Pimentel.

(14)   Includes 140,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 7,290 ordinary shares held by Gregorio & Vanessa Reyes Trust and 11,250 ordinary shares owned directly by Mr. Reyes.

(15)   Includes 115,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 135,660 ordinary shares held by the John W. Thompson and Sandra A Thompson Trust and 11,250 ordinary shares owned directly by Mr. Thompson.

(16)   Includes 25,624 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010, 3,750 shares held by the Zander Living Trust and 16,250 ordinary shares held directly by Mr. Zander.

(17)   Includes 6,193,892 ordinary shares subject to options that are currently exercisable or which will become exercisable within 60 days of September 17, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Company’s compensation plans as of July 2, 2010.

Equity Compensation Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	30,746,153	(1)	$22.36	(2)	30,325,336	(3)
Equity compensation plans not approved by shareholders	494,122	(4)	$15.04	(5)	—

Total	31,240,275		$22.24		30,325,336

(1)

This number includes 12,867,446 ordinary shares that were subject to issuance upon the exercise of stock options granted under our Seagate Technology plc 2001 Share Option Plan (the “SOP”)and 17,878,707 ordinary shares that were subject to issuance upon the exercise of stock options granted under the SCP.

(2)	This value is calculated based on the exercise price of options outstanding under the SOP and the SCP.
(3)

This number includes 3,329,941 ordinary shares available for future issuance under our SOP, 17,028,592 ordinary shares available for future issuance under the SCP and 9,966,803 ordinary shares available for issuance under our ESPP.

(4)

This number includes 139,989 ordinary shares that were subject to issuance under the Maxtor Corporation 2005 Performance Incentive Plan (the “Maxtor 2005 Plan”), 351,224 ordinary shares that were subject to issuance under the Maxtor Corporation Amended and Restated 1996 Stock Option Plan (the “Maxtor 1996 Plan”) and 2,909 ordinary shares that were subject to issuance under the Quantum Corporation Supplemental Stock Option Plan (the “Quantum Plan”).

(5)	This value is calculated based on the exercise price of options outstanding under the Maxtor 2005 Plan, the Maxtor 1996 Plan and the Quantum Plan.

ITEM 13.                                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Board has adopted a written policy for approval of transactions to which the Company or any of its subsidiaries is party and in which any director, executive officer, greater than five percent beneficial owner and their respective family members (each a “Related Party”) has a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of the other party to the transaction), where the amount involved in the transaction exceeds or is expected to exceed $100,000 (an “Interested Transaction”). The policy provides that a Related Person must promptly disclose to the General Counsel of the Company any transaction to which the Company or any of its subsidiaries is party and in which such Related Person has an interest. The Nominating and Corporate Governance Committee reviews any such transaction determined by the General Counsel to be an Interested Transaction and determines whether or not to approve or ratify it. In doing so, the Nominating and Corporate Governance Committee takes into account, among other factors it deems to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the availability of other sources for comparable products or services and the extent of the related person’s interest in the transaction. In addition, if an Interested Transaction involves a non-management director, the Nominating and Corporate Governance Committee will also consider whether such transaction would compromise such director’s status as an independent director. The Board has delegated authority to the Chair of the Nominating and Corporate Governance Committee to pre-approve or ratify transactions where the aggregate amount is expected to be less than $1 million. A summary of any new transactions pre-approved by the Chair is provided to the full Nominating and Corporate Governance Committee for its review at each regularly scheduled Committee meeting.

The Nominating and Corporate Governance Committee has considered and adopted standing pre-approvals under the policy for certain types of transactions, including:

•                       Transactions with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), if the aggregate amount involved does not exceed the greater of $200,000 or five percent of that company’s total annual revenues.

•                       Transactions with a portfolio company of a private equity firm, venture capital firm or hedge fund (each, an “Investment Firm”) where a Related Person is an executive officer, general partner or managing director, or occupies an equivalent position, or is a non-employee director of the portfolio company, if:

a.                    the Investment Firm is the beneficial owner of less than 35% of the portfolio company; or

b.                   the aggregate amount involved in the transaction does not exceed the greater of $200,000, or five percent of the portfolio company’s total annual revenues.

•                       Charitable contributions, grants or endowments by the Company to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed $500,000.

DIRECTOR INDEPENDENCE

Our Board currently includes seven independent Directors.  To be considered independent under the NASDAQ listing standards, a Director may not be employed by the Company or engage in specified types of business dealings with the Company. In addition, as required by NASDAQ listing standards, the Board must determine, as to each independent Director, that no relationship exists which, in the opinion of the Board, would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviews and discusses information provided by the directors and by the Company with regard to each Director’s business and personal activities as they relate to the Company and the Company’s management.

In assessing Director independence the Nominating and Corporate Governance Committee and the full Board review relevant transactions, relationships and arrangements that may affect the independence of our Board members.  The Board has made the determination that transactions or relationships between Seagate and an entity where a director serves as a non-management director and/or is the beneficial owner, directly or indirectly, of less than 10% of the entity, or where a Director serves on a non-management advisory board of, or in a non-employee advisory capacity to, such entity are presumed immaterial for the purposes of assessing a Director’s independence.

The Board considered the following relationships:

•                  Seagate’s investment of approximately 19% in Unity Semiconductor Corporation, a company in which August Capital III, LP and its affiliates (collectively, “August Capital”) also has an investment of approximately 27%. As a member of the general partner of August Capital, Mr. Marquardt has a personal, indirect capital interest of less than 1% of the shares of Unity Semiconductor Corporation owned by August Capital, and he disclaims beneficial ownership of the shares held by August Capital except to the extent of his individual pecuniary interest therein; and

•                  Seagate’s investment in SandForce, Inc., a company in which Seagate has an ownership interest of approximately 5%, and from which Seagate purchased approximately $2 million in product and services in fiscal year 2010, and where Dr. Park serves as an outside director.

Following the review of these transactions, the information provided by the Directors and the Company to the Board, and other relevant standards, the Board determined that each of Messrs. Biondi, Pimentel, Reyes, Thompson, Zander, Ms. Marshall, and Dr. Park is an independent Director under the NASDAQ rules.   The Board has also determined the members of the Audit Committee are independent under Rule 10A-3 under the Securities and Exchange Act of 1934, as amended.  Mr. Luczo is an employee of the Company, and therefore not considered independent.   The Board also reviewed the independence of Mr. Bradley, who resigned from the Board effective August 13, 2010, Mr. Marquardt, who resigned from the Board effective May 20, 2010, and Mr. Kiernan, who did not stand for re-election at the 2009 AGM and thus has not served on the Board since October 28, 2009, and determined that each of Messrs. Bradley, Marquardt and Kiernan was independent during his service on the Board during the 2010 fiscal year.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

INFORMATION ABOUT THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees paid or accrued by us for professional services provided by Ernst & Young LLP in fiscal years 2010 and 2009 are set forth below.

	Fiscal Year
	2010	2009
	(In thousands)
Audit Fees	$4,094	$6,095
Audit-Related Fees	891	503
Tax Fees	213	195
All Other Fees	3	4
Total	$5,201	$6,797

Audit Fees.  This category consists of professional services provided in connection with the integrated audit of our annual consolidated financial statements and the audit of internal control over financial reporting, the review of our unaudited quarterly consolidated financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.  The fees for fiscal years 2010 and 2009 include services in connection with our debt offerings and in 2009 activities related to goodwill and other long-lived assets impairment charges.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and which are not reported above under “Audit Fees”.  For fiscal years 2010 and 2009, this category includes:  pension plan and grant audits and advisement on accounting matters that arose during those years in connection with the preparation of our annual and quarterly consolidated financial statements.  For fiscal year 2010, this category also includes fees related to due diligence procedures.

Tax Fees. This category consists of professional services provided by Ernst & Young LLP for tax services, including tax compliance and expatriate tax services.

All Other Fees. This category consists of fees for the use of Ernst & Young LLP’s online accounting research tool for fiscal years 2010 and 2009.

In fiscal years 2010 and 2009, all audit, audit related, tax and all other fees were pre-approved by the Audit Committee. Under the SEC rules, subject to certain permitted de minimis criteria, pre-approval is required for all professional services rendered by the Company’s principal accountant. We are in compliance with these SEC rules. In making its recommendation to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending July 1, 2011 the Audit Committee considered whether the services provided to us by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP from us. The Audit Committee has determined that the provision of these services by Ernst & Young LLP is compatible with maintaining that independence.

Pre-Approval of Services by Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and other permitted non-audit services provided to us by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other permissible non-audit services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated the authority to grant pre-approvals to the committee Chairman when the full Audit Committee is unable to do so.  These pre-approvals are reviewed by the full Audit Committee at its next regular meeting. Our independent registered public accounting firm and senior management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of July 2, 2010 as filed with the SEC on August 20, 2010.

(a)(2)      Financial Statement Schedules

The applicable financial statement schedules required under this item 15(a)(2) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of July 2, 2010 as filed with the SEC on August 20, 2010.

(a)(3)      Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1

Scheme of Arrangement among Seagate Technology (“Seagate-Cayman”), Seagate Technology plc (“Seagate-Ireland”) and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology’s Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)

		DEF 14A	001-31560	Annex A	03/05/10

3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	08/20/10

4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	08/20/10

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10

4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10

4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10

10.1+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	08/20/10

10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	08/20/10

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	08/20/10

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Officers and Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)	10-K	001-31560	10.12	08/20/10

10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	08/20/10

10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10

10.15+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors	10-K	001-31560	10.15	08/20/10

10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	08/20/10

10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.19+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.23	02/10/09

10.20+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.21+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	05/05/10

10.22+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10

10.23+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10

10.24	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.25	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.26	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

10.28	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

10.29	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

10.30	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

10.31	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

10.32	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10

10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

10.35	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

10.36	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10

10.37	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10

10.38	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10

10.39	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.40	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

10.41	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

10.42	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10

10.43	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10

10.44	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10

10.45	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10

10.46+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/20/10

21.1	List of Subsidiaries	10-K	001-31560	21.1	08/20/10

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-31560	23.1	08/20/10

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-31560	32.1	08/20/10

+              Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ STEPHEN J. LUCZO
(Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)

Dated: October 5, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O’Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO	Chief Executive Officer, President, Director	October 5, 2010
(Stephen J. Luczo)	and Chairman of the Board of Directors (Principal Executive Officer)

/s/ PATRICK J. O’MALLEY	Executive Vice President, Finance and Chief	October 5, 2010
(Patrick J. O’Malley)	Financial Officer (Principal Financial Officer)

/s/ DAVID H. MORTON JR.	Vice President, Finance and Treasurer	October 5, 2010
(David H. Morton, Jr.)	(Principal Accounting Officer)

/s/ FRANK J. BIONDI, JR.	Director	October 5, 2010
(Frank J. Biondi, Jr.)

Signature	Title	Date

/s/ LYDIA M. MARSHALL	Director	October 5, 2010
(Lydia M. Marshall)

/s/ C.S. PARK	Director	October 5, 2010
(Dr. C.S. Park)

/s/ ALBERT A. PIMENTEL	Director	October 5, 2010
(Albert A. Pimentel)

/s/ GREGORIO REYES	Director	October 5, 2010
(Gregorio Reyes)

/s/ JOHN W. THOMPSON	Director	October 5, 2010
(John W. Thompson)

/s/ EDWARD J. ZANDER	Director	October 5, 2010
(Edward J. Zander)