Form 10-Q
period 2010-10-01
Seagate Technology plc
filed 2010-11-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:          to

Commission File Number 001-31560

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0648577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Arthur Cox Building, Earlsfort Terrace

Dublin 2, Ireland

(Address of Principal Executive Offices)

Telephone:  (353) (1) 618-0517

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

As of October 27, 2010, 472,685,331 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 1, 2010	July 2, 2010(a)
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$2,263
Short-term investments	283	252
Restricted cash and investments	102	114
Accounts receivable, net	1,511	1,400
Inventories	743	757
Deferred income taxes	125	118
Other current assets	609	514
Total current assets	5,156	5,418
Property, equipment and leasehold improvements, net	2,275	2,263
Deferred income taxes	379	395
Other assets, net	178	171

Total assets	$7,988	$8,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,776	$1,780
Accrued employee compensation	127	263
Accrued warranty	181	189
Accrued expenses	466	422
Accrued income taxes	6	14
Current portion of long-term debt	560	329
Total current liabilities	3,116	2,997

Long-term accrued warranty	172	183
Long-term accrued income taxes	62	59
Other non-current liabilities	101	111
Long-term debt, less current portion	1,614	2,173

Total liabilities	5,065	5,523

Commitments and contingencies (See Notes 10 and 12)
Shareholders’ equity:
Ordinary shares and additional paid-in capital	3,873	3,851
Accumulated other comprehensive income (loss)	24	(4)
Retained earnings (accumulated deficit)	(974)	(1,123)
Total shareholders’ equity	2,923	2,724

Total liabilities and shareholders’ equity	$7,988	$8,247

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 2, 2010.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 1, 2010	October 2, 2009

Revenue	$2,697	$2,663

Cost of revenue	2,147	2,010
Product development	209	208
Marketing and administrative	105	106
Amortization of intangibles	1	8
Restructuring and other, net	4	46
Impairment of long-lived assets	—	64
Total operating expenses	2,466	2,442

Income from operations	231	221

Interest income	2	1
Interest expense	(46)	(45)
Other, net	(34)	3
Other expense, net	(78)	(41)

Income before income taxes	153	180
Provision for income taxes	4	1
Net income	$149	$179

Net income per share:
Basic	$0.32	$0.36
Diluted	0.31	0.35
Number of shares used in per share calculations:
Basic	471	494
Diluted	487	512

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 1, 2010	October 2, 2009
OPERATING ACTIVITIES
Net income	$149	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	204
Share-based compensation	13	11
Loss on redemption of debt	24	—
Impairment of long-lived assets	—	64
Deferred income taxes	8	1
Other non-cash operating activities, net	(7)	3

Changes in operating assets and liabilities:
Accounts receivable, net	(111)	(209)
Inventories	14	(35)
Accounts payable	159	112
Accrued employee compensation	(136)	(2)
Accrued expenses, income taxes and warranty	10	(70)
Other assets and liabilities	(67)	20
Net cash provided by operating activities	245	278

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(358)	(89)
Purchases of short-term investments	(80)	(41)
Sales of short-term investments	38	1
Maturities of short-term investments	11	57
Change in restricted cash and investments	12	10
Other investing activities, net	(2)	(2)
Net cash used in investing activities	(379)	(64)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	15
Repayment of short-term borrowings	—	(150)
Repayments of long-term debt and capital lease obligations	(362)	(334)
Change in restricted cash and investments	—	332
Proceeds from issuance of ordinary shares under employee stock plans	16	26
Net cash used in financing activities	(346)	(111)

Increase (decrease) in cash and cash equivalents	(480)	103
Cash and cash equivalents at the beginning of the period	2,263	1,427
Cash and cash equivalents at the end of the period	$1,783	$1,530

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended October 1, 2010

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 2, 2010	470	$—	$3,851	$(4)	$(1,123)	$2,724
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities, net	—	—	—	1	—	1
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	27	—	27
Net income	—	—	—	—	149	149
Comprehensive income						177
Issuance of ordinary shares under employee stock plans	2	—	16	—	—	16
Adjustment to equity component of convertible debt upon redemption	—	—	(7)	—	—	(7)
Share-based compensation	—	—	13	—	—	13
Balance at October 1, 2010	472	$—	$3,873	$24	$(974)	$2,923

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation and Consolidation

Effective as of July 3, 2010, Seagate Technology public limited company, an Irish public limited company, (“Seagate-Ireland”, “Seagate” or the “Company”) became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”).  In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled.  For presentation purposes, unless otherwise noted, common shares prior to the reorganization and ordinary shares subsequent to the reorganization are referred to herein as ordinary shares (see Note 8).

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

The Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The Condensed Consolidated Financial Statements have been prepared by the Company and have not been audited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented.  Such adjustments are of a normal and recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 2, 2010 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 20, 2010.  The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 2, 2010 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 1, 2010, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2011. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended October 1, 2010 and October 2, 2009 consisted of 13 weeks each.  Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, the accounting for income taxes and the accounting for goodwill and other long-lived assets. These policies, as well as the estimates and judgments involved, are discussed further below. The Company also has other accounting policies and

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and restructuring and exit costs. The Company believes that these other accounting policies and accounting estimates either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Since the Company’s fiscal year ended July 2, 2010, there have been no significant changes in the Company’s critical accounting policies and estimates.  Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010, as filed with the SEC on August 20, 2010, for a discussion of the Company’s critical accounting policies and estimates.

Accounting Changes

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the best estimate of selling price (BESP) in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  The Company implemented the provisions of this guidance as of July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  The Company implemented the provisions of this guidance as of July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.  Balance Sheet Information

Investments

The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. With the exception of restricted investments, the Company has classified its entire investment portfolio as available-for-sale and has recognized its investments at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through October 1, 2010.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

The following is a summary of the fair value of available-for-sale securities at October 1, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Commercial paper	$1,077	$—	$1,077
Money market funds	554	—	554
U.S. treasuries and agency bonds	143	1	144
Corporate bonds	50	—	50
Asset-backed securities	43	—	43
Certificates of deposit	25	—	25
Sovereigns and supranationals	21	—	21
Auction rate securities	19	(2)	17
Total	$1,932	$(1)	$1,931
Included in Cash and cash equivalents			$1,631
Included in Short-term investments			283
Included in Other assets, net			17
Total			$1,931

As of October 1, 2010, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no available-for-sale securities were other-than-temporarily impaired.

The fair value of the Company’s investments in debt securities at October 1, 2010, by remaining contractual maturity, was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,846	$1,847
Due in 1 to 3 years	67	67
Thereafter	19	17
Total	$1,932	$1,931

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a summary of the fair value of available-for-sale securities at July 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Commercial paper	$1,231	$—	$1,231
Money market funds	833	—	833
U.S. treasuries and agency bonds	154	1	155
Asset-backed securities	45	—	45
Corporate bonds	41	—	41
Certificates of deposit	25	—	25
Sovereigns and supranationals	20	—	20
Auction rate securities	19	(2)	17
Municipal bonds	3	—	3
Total	$2,371	$(1)	$2,370
Included in Cash and cash equivalents			$2,101
Included in Short-term investments			252
Included in Other assets, net			17
Total			$2,370

As of July 2, 2010, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined no available-for-sale securities were other-than-temporarily impaired.

Restricted Cash and Investments

As of October 1, 2010, the Company’s restricted cash and investments of $102 million consisted of $78 million in cash and investments held in trust for payment of its deferred compensation plan liabilities and $24 million in cash and investments held as collateral at banks for various performance obligations. As of July 2, 2010, the Company’s restricted cash and investments of $114 million consisted of $76 million in cash and investments held in trust for payment of its deferred compensation plan liabilities and $38 million in cash and investments held as collateral at banks for various performance obligations.

Inventories

(Dollars in millions)	October 1, 2010	July 2, 2010
Raw materials and components	$244	$263
Work-in-process	152	145
Finished goods	347	349
	$743	$757

Other Current Assets

(Dollars in millions)	October 1, 2010	July 2, 2010
Vendor non-trade receivables	$375	$351
Other	234	163
	$609	$514

Other current assets include non-trade receivables from certain manufacturing vendors resulting from the sale of components to these vendors, who use the components to manufacture completed sub-assemblies that they sell back to the Company. The Company does not reflect the sale of these components in Revenue and does not recognize any profits on these sales. The costs of the completed sub-assemblies are included in inventory upon purchase from the vendors.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	October 1, 2010	July 2, 2010
Property, equipment and leasehold improvements	$7,032	$6,842
Accumulated depreciation and amortization	(4,757)	(4,579)
	$2,275	$2,263

3.  Restructuring and Exit Costs

The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations, unless otherwise noted.

During the first quarter of fiscal year 2011, the Company recorded restructuring charges and adjustments of $4 million, comprised primarily of charges related to the planned closure of the Company’s Ang Mo Kio (AMK) manufacturing operations in Singapore (the “AMK Plan”).

2010 Plan. From inception of the Company’s restructuring plans announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company has recorded $4 million related to employee termination costs. The Company made cash payments of $2 million relating to this plan during the three months ended October 1, 2010. These plans were substantially complete by the first quarter of fiscal year 2011.

AMK Plan. In August 2009, the Company announced that it will close its AMK facility in Singapore. The Company expects to complete the closure during fiscal year 2011. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company’s Asia International Headquarters (IHQ) will remain in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. From the inception of this plan through October 1, 2010, the Company has recorded restructuring charges of approximately $41 million. During the three months ended October 1, 2010, the Company accrued restructuring charges of $1 million related to an adjustment to estimated post-employment benefits and $1 million for other exit costs for the AMK Plan. The Company made cash payments of $4 million relating to this plan during the three months ended October 1, 2010.

Other Restructuring and Exit Costs. Through October 1, 2010, the Company has recorded restructuring charges of approximately $118 million, net of adjustments, related to its previously announced closures of Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating $270 million related to its acquisition of Maxtor. During the three months ended October 1, 2010, the Company recorded restructuring charges of $2 million related to facility lease obligations and made cash payments of $4 million on these restructuring plans. The remaining balance of $44 million, as of October 1, 2010, is primarily associated with the exit of certain facilities or facility lease obligations. Payment of these exits costs are expected to continue through the end of fiscal year 2017.

The following table summarizes the Company’s restructuring activities for the three months ended October 1, 2010:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 2, 2010	$38	$46	$—	$84
Restructuring charges	—	2	1	3
Cash payments	(5)	(4)	(1)	(10)
Adjustments	1	—	—	1
Accrual balances at October 1, 2010	$34	$44	$—	$78

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Of the $78 million balance in accrued restructuring at October 1, 2010, $49 million is included in Accrued expenses and $29 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

4.  Debt and Convertible Notes

Long-Term Debt

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The 2011 Notes are included in Current portion of long-term debt on the Condensed Consolidated Balance Sheet at October 1, 2010.

$600 Million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”).  The 2020 Notes were issued by the Company’s subsidiary, Seagate HDD Cayman, in fiscal year 2010. The obligations under the 2020 Notes were fully and unconditionally guaranteed, on a senior unsecured basis, by Seagate-Cayman through July 2, 2010. On July 3, 2010, Seagate-Cayman entered into a Supplemental Indenture (the “Supplemental Indenture”) with Seagate HDD Cayman, Seagate-Ireland, and Wells Fargo Bank, National Association, as trustee (the “Trustee”), whereby Seagate-Ireland agreed to fully and unconditionally guarantee the 2020 Notes and Seagate-Cayman was released from all obligations and covenants thereunder.

$55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”).  During the three months ended October 1, 2010, the Company redeemed the entire outstanding aggregate principal amount of the 5.75% Debentures for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million.  The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the three months ended October 1, 2010.

Convertible Notes

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”).  During the three months ended October 1, 2010, the Company redeemed the entire $326 million outstanding aggregate principal amount of the 2.375% Notes for cash at a redemption price equal to 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million. The Company recorded a loss on the redemption of approximately $22 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the three months ended October 1, 2010.

5.  Income Taxes

The income tax provision of $4 million recorded in the three months ended October 1, 2010 included approximately $10 million of discrete tax benefits, primarily from the release of tax reserves associated with the expiration of certain statutes of limitations.  In addition, the $11 million discrete income tax benefit from the loss recognized on the redemption of debt was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

The Company’s provision for income taxes recorded for the three months ended October 1, 2010 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) the indefinite reinvestment of the Company’s earnings outside of Ireland, (ii) tax benefits related to tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, (iv) an increase in valuation allowance for U.S. deferred tax assets and (v) the release of tax reserves as a result of the expiration of statutes of limitations.

The income tax provision for the three months ended October 2, 2009 included approximately $11 million of discrete tax benefits, primarily associated with the reversal of valuation allowance previously recorded for certain foreign deferred tax assets and the release of tax reserves associated with the expiration of certain statutes of limitations.

During the three months ended October 2, 2009, which was prior to the Company’s reorganization, the Company’s publicly traded parent was incorporated in the Cayman Islands and not subject to income tax. The income tax provision recorded for the three months ended October 2, 2009 differed from the provision for income taxes that would be derived

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain foreign deferred tax assets, (iii) a decrease in certain tax reserves and (iv) tax expense related to intercompany transactions.

6.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

The effective portions of unrealized net gains (losses) on cash flow hedges are included as a component of Accumulated other comprehensive income (loss).  As of October 1, 2010 and July 2, 2010, the Company had unrealized net gains on cash flow hedges of approximately $30 million and $3 million, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of October 1, 2010, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is a net gain of $31 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of October 1, 2010 and July 2, 2010:

As of October 1, 2010

(Dollars in millions)	Contracts Qualifying as Hedges	Contracts Not Qualifying as Hedges
Thai baht	$558	$188
Singapore dollars	129	11
Czech koruna	—	13
	$687	$212

As of July 2, 2010

(Dollars in millions)	Contracts Qualifying as Hedges	Contracts Not Qualifying as Hedges
Thai baht	$406	$163
Singapore dollars	84	8
Japanese yen	1	—
Czech koruna	—	10
	$491	$181

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”). The Company has entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of October 1, 2010, the notional investments underlying the TRS amounted to $77 million. The contract term of the TRS is approximately one year and is settled on a

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

monthly basis, therefore limiting counterparty performance risk. As of October 1, 2010, the Company had $5 million pledged to the counterparty, recorded as restricted cash, in accordance with the current terms of the TRS.  Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS.  The collateral amount and the interest rate spread could vary depending on the Company’s credit rating.  For example, if the Company’s credit rating declines, the Company will be required to post additional collateral.  The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheets as of October 1, 2010 and July 2, 2010:

Fair Values of Derivative Instruments as of October 1, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$32	Accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$14	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$46		$—

Fair Values of Derivative Instruments as of July 2, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	(1)
Total derivatives		$7		$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (OCI) and the Condensed Consolidated Statement of Operations for the three months ended October 1, 2010:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
(Dollars in millions)
Foreign currency forward exchange contracts	$32	Cost of revenue	$5	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$16
Total return swap	Operating expenses	$8
		$24

(a)       The amount of gain or (loss) recognized in income includes $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness, for the three months ended October 1, 2010.

The following tables show the effect of the Company’s derivative instruments on OCI and the Condensed Consolidated Statement of Operations for the three months ended October 2, 2009:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
(Dollars in millions)
Foreign currency forward exchange contracts	$6	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$4
Total return swap	Operating expenses	$9
		$13

(a)       The amount of gain or (loss) recognized in income includes $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness, for the three months ended October 2, 2009.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.  Fair Value

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

Fair Value Hierarchy

A fair value hierarchy is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflects the Company’s own assumptions of market participant valuation (unobservable inputs). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value:

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 1, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,077	$—	$1,077
Money market funds	554	—	—	554
U.S. treasuries and agency bonds	—	144	—	144
Corporate bonds	—	50	—	50
Asset-backed securities	—	43	—	43
Certificates of deposit	—	25	—	25
Sovereigns and supranationals	—	21	—	21
Total cash equivalents and short-term investments	554	1,360	—	1,914

Restricted cash and investments:
Money market funds	97	—	—	97
Certificates of deposit	—	5	—	5
Auction rate securities	—	—	17	17
Derivative assets	—	46	—	46
Total assets	$651	$1,411	$17	$2,079

Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$554	$1,077	$—	$1,631
Short-term investments	—	283	—	283
Restricted cash and investments	97	5	—	102
Other current assets	—	46	—	46
Other assets, net	—	—	17	17
Total assets	$651	$1,411	$17	$2,079

Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 2, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,231	$—	$1,231
Money market funds	833	—	—	833
U.S. treasuries and agency bonds	—	155	—	155
Asset-backed securities	—	45	—	45
Corporate bonds	—	41	—	41
Certificates of deposit	—	25	—	25
Sovereigns and supranationals	—	20	—	20
Municipal bonds	—	3	—	3
Total cash equivalents and short-term investments	833	1,520	—	2,353

Restricted cash and investments:
Money market funds	76	—	—	76
Certificates of deposit	—	5	—	5
Auction rate securities	—	—	17	17
Derivative assets	—	7	—	7
Total assets	$909	$1,532	$17	$2,458

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$833	$1,268	$—	$2,101
Short-term investments	—	252	—	252
Restricted cash and investments	76	5	—	81
Other current assets	—	7	—	7
Other assets, net	—	—	17	17
Total assets	$909	$1,532	$17	$2,458
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 1, 2010, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through October 1, 2010. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended October 1, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 2, 2010	$17
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Balance at October 1, 2010	$17

(1)	Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statements of Operations.
(2)

Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived from quoted prices in active markets in the following table in order of priority:

	October 1, 2010		July 2, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Capital Leases	$1	$1	$2	$2
10.0% Senior Secured Second-Priority Notes due May 2014	415	507	413	490
6.375% Senior Notes due October 2011	559	578	559	577
5.75% Subordinated Debentures due March 2012	—	—	31	33
2.375% Convertible Senior Notes due August 2012	—	—	298	329
6.8% Senior Notes due October 2016	599	619	599	587
6.875% Senior Notes due May 2020	600	585	600	574
	2,174	2,290	2,502	2,592
Less current portion of long-term debt	(560)	(579)	(329)	(362)
Long-term debt, less current portion	$1,614	$1,711	$2,173	$2,230

8.          Shareholders’ Equity

Share Capital

On July 3, 2010, the Company consummated its previously announced reorganization pursuant to which Seagate-Ireland became the publicly traded parent of the Seagate corporate family. In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled. In addition, Seagate-Ireland assumed Seagate-Cayman’s equity incentive related plans, sub-plans and agreements, including, but not limited to, the Seagate Technology 2001 Share Option Plan, the Amended Seagate Technology 2004 Share Compensation Plan, the Seagate Technology Employee Stock Purchase Plan, the Maxtor Corporation 2005 Performance Incentive Plan, the Maxtor Corporation Amended and Restated 1996 Stock Option Plan, and the Quantum Corporation Supplemental Stock Option Plan.

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 472,174,943 shares were outstanding as of October 1, 2010 and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 1, 2010.

Ordinary shares—Holders of ordinary shares are entitled to receive dividends when and as declared by the Company’s board of directors (the “Board of Directors”). Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of preferred shares, any remaining assets of the Company will be distributed ratably to holders of the preferred and ordinary shares. Holders of shares are entitled to one vote per share on all matters upon which the ordinary shares are entitled to vote, including the election of directors.

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

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of October 1, 2010, there were no preferred shares outstanding.

Issuance of Ordinary Shares

During the three months ended October 1, 2010, the Company issued approximately 0.5 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares and approximately 1.5 million of its ordinary shares related to employee stock purchases.

Seagate Technology plc 2001 Share Option Plan (the “SOP”). A maximum of 100 million ordinary shares are issuable under the SOP. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SOP were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of October 1, 2010, there were approximately 1 million ordinary shares available for issuance under the SOP.

Seagate Technology plc 2004 Share Compensation Plan (the “SCP”). A maximum of 63.5 million ordinary shares are issuable under the SCP, including 10 million authorized for issuance of share awards and restricted units. Share awards and restricted units granted to employees generally vest 25% annually. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. As of October 1, 2010, there were approximately 15 million ordinary shares available for issuance under the SCP.

Seagate Technology plc Stock Purchase Plan (the “ESPP”). There are 40 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of October 1, 2010, there were approximately 8.5 million ordinary shares available for issuance under the ESPP.

Repurchases of Equity Securities

The Company did not repurchase any of its shares during the three months ended October 1, 2010.

9.  Compensation

The Company recorded approximately $13 million and $11 million of stock-based compensation during the three months ended October 1, 2010 and October 2, 2009, respectively.

On September 13, 2010, the Company granted performance-based restricted units to its senior executive officers under the SCP.  A single restricted unit represents the right to receive a single ordinary share of the Company.  The performance-based restricted units vest after the end of the performance period of three years from the grant date.  Vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors.  The performance goals are a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company’s common shares measured against a benchmark TSR of a peer group over the same three-year period.  A percentage of the performance-based restricted units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met.  The number of stock units to vest will range from 0% to 200% of the targeted 324,310 units.  In evaluating the fair value of the performance-based restricted stock unit, the Company used a Monte Carlo simulation on the grant date, taking the TSR goal into consideration, and determined the fair value to be $12.13 per unit.  Compensation expense related to the performance-based restricted units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.  Compensation expense related to these restricted units for the three months ended October 1, 2010 was not material.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.  Guarantees

Indemnifications to Officers and Directors

The Company has entered into indemnification agreements with the officers and directors of the Company and its subsidiaries (each, an “Indemnitee”). The agreements provide indemnification in addition to any of an Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company’s request. However, an Indemnitee shall not be indemnified under the indemnification agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the indemnification agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the indemnification agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended October 1, 2010 and October 2, 2009 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 1, 2010	October 2, 2009
Balance, beginning of period	$372	$437
Warranties issued	49	61
Repairs and replacements	(48)	(63)
Changes in liability for pre-existing warranties, including expirations	(20)	(17)
Balance, end of period	$353	$418

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.  Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period increased to include the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the ESPP, and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
(Dollars in millions, except per share data)	October 1, 2010	October 2, 2009
Numerator:
Net income	$149	$179

Number of shares used in per share calculations:
Weighted-average shares outstanding	471	495
Weighted-average nonvested shares	—	(1)
Total shares for purpose of calculating basic net income per share	471	494
Weighted-average effect of dilutive securities:
Dilutive potential shares related to employee equity award plans	16	18
Dilutive potential shares:	16	18
Total shares for purpose of calculating diluted net income per share	487	512

Net income per share:
Basic net income per share	$0.32	$0.36
Diluted net income per share	$0.31	$0.35

The following potential shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
(In millions)	October 1, 2010	October 2, 2009
Employee equity award plans	24	38
6.8% Convertible Senior Notes due April 2010	—	3

SEAGATE TECHNOLOGY PLC

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. —On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including willful infringement.

On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued to Convolve US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the ‘473 patent”). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent.

The ‘635 patent expired on September 12, 2008.  The court ruled in 2010 that the ‘267 patent was out of the case.  No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU ‘769 patent. Trial on liability issues was completed in June 2010, and the Company awaits the court’s decision. The Company believes the claims are without merit.

Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI Corporation and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both.  Qimonda appealed to the ITC Commission, who ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commissions’ ruling to the Court of Appeals for the Federal Circuit. The Company intends to vigorously oppose the appeal.

Collins, et al. v. Seagate Technology, et al.—On July 15, 2009, Carl Collins and Farzin Davanloo filed a complaint in the US District Court for the Eastern District of Texas, Marshall Division, against Seagate Technology, Seagate Technology LLC, and 19 other hard drive, computer, and retail companies. The complaint alleges that unspecified hard disk drives and components thereof infringe US patent Nos. 5,411,797 (the ‘797 patent) and 5,478,650 (the ‘650 patent), both entitled “Nanophase Diamond Films.”  On October 4, 2010, the case was dismissed with prejudice against the Seagate entities pursuant to a confidential settlement agreement.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against Seagate in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarussian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case.

Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the “EU ‘769 Patent”), which corresponds to the patent in suit in the earlier U.S. litigation, which resulted in a complete jury verdict in Seagate’s favor, and in litigation currently pending in Northern Ireland.  Siemens seeks a declaration that the EU ‘769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action.

Environmental Matters

The Company’s operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of the Company’s operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.

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

Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. The Company has been identified as a potentially responsible party at several sites. At each of these sites, the Company has an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. The Company has fulfilled its responsibilities at some of these sites and remains involved in only a few at this time.

While the Company’s ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on its current estimates of cleanup costs and its expected allocation of these costs, the Company does not expect costs in connection with these sites to be material.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended October 1, 2010, July 2, 2010 and October 2, 2009 herein referred to as the “September 2010 quarter”, the “June 2010 quarter” and the “September 2009 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2010, June 2010 and September 2009 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending December 31, 2010 (the “December 2010 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K and 10-K/A as filed with the U.S. Securities and Exchange Commission (SEC) on August 20, 2010 and October 6, 2010, respectively, which contain information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the September 2010 quarter.  The September 2010 quarter summary and trends.

•                  Results of Operations. Analysis of our financial results comparing the September 2010 quarter to the June 2010 quarter and the September 2009 quarter.

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•                  Off-Balance-Sheet Arrangements. An explanation of off-balance-sheet arrangements.

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

Effective as of July 3, 2010, Seagate Technology public limited company, an Irish public limited company, (“Seagate-Ireland”) became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”).  In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled.

Overview of the September 2010 Quarter

Revenue in the September 2010 quarter of $2.7 billion was relatively flat when compared to the June 2010 and September 2009 quarters. We shipped 49.2 million units during the September 2010 quarter, which represented an increase of 5% and 6% as compared to the June 2010 and September 2009 quarters, respectively. Unit shipments and revenue in the September 2010 quarter reflected a less than normal seasonal increase in demand as well as a competitive pricing environment. The competitive pricing environment was the main contributing factor to our gross margin decline to 20% from 27% and 25% in the June 2010 and September 2009 quarters, respectively.

We generated operating cash flows of $245 million in the September 2010 quarter. We also used approximately $361 million in cash for the redemption of long-term debt and $358 million in cash for capital expenditures.

Demand Trends for Disk Drives

Disk Drives for Enterprise Storage.  We define enterprise storage as disk drives designed for mission critical applications and nearline applications. We believe the total available market (TAM) for enterprise disk drives for the September 2010 quarter was approximately 13 million units, an increase of 5% and 23%, as compared to the June 2010 and September 2009 quarters, respectively. We believe that the increase in the TAM from the September 2009 quarter was primarily due to data centers resuming their previously deferred purchases of information technology equipment.

Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. We believe that the client compute TAM for the September 2010 quarter was approximately 124 million units, an increase of 4% and 3% as compared to the June 2010 and September 2009 quarters, respectively. We believe the demand for client compute storage in the September 2010 quarter was impacted by continued weakness in consumer spending.

Disk Drives for Client Non-Compute. We define client non-compute applications as disk drives designed for consumer electronic devices such as DVRs and gaming devices and disk drives used for direct-attached storage (DAS).  We believe the client non-compute TAM in the September 2010 quarter was approximately 28 million units, an increase of 3% from the June 2010 quarter.

Price Erosion

We believe the competitive pricing environment was due primarily to the continued weakness in consumer spending in the U.S. and Europe, and ample availability of hard disk drives during the quarter.

Seasonality

The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. In the September 2010 quarter, we believe seasonality was muted by the continued weakness in consumer spending in the U.S. and Europe.

Other Significant Events

On July 27, 2010, we redeemed our 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”) for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million.

On August 20, 2010, we redeemed our 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) for cash at 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million.

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(in millions)	October 1, 2010	July 2, 2010	October 2, 2009

Revenue	$2,697	$2,656	$2,663
Cost of revenue	2,147	1,928	2,010

Gross margin	550	728	653

Product development	209	219	208
Marketing and administrative	105	115	106
Amortization of intangibles	1	4	8
Restructuring and other, net	4	16	46
Impairment of long-lived assets	—	(6)	64

Income from operations	231	380	221
Other expense, net	(78)	(40)	(41)

Income before income taxes	153	340	180
Provision for (benefit from) income taxes	4	(39)	1

Net income	$149	$379	$179

	For the Three Months Ended
(as a percentage of revenue)	October 1, 2010	July 2, 2010	October 2, 2009

Revenue	100%	100%	100%
Cost of revenue	80	73	75

Gross margin	20	27	25

Product development	8	8	8
Marketing and administrative	4	4	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	1	2
Impairment of long-lived assets	—	—	2

Income from operations	8	14	9
Other expense, net	(2)	(1)	(2)

Income before income taxes	6	13	7
Provision for (benefit from) income taxes	—	(1)	—

Net income	6%	14%	7%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages and ASPs)	October 1, 2010	July 2, 2010	October 2, 2009

Net Revenue	$2,697	$2,656	$2,663
Unit Shipments:
Enterprise	6.9	6.5	5.6
Client Compute	33.3	31.8	33.3
Client Non-Compute	9.0	8.5	7.4
Total Units Shipped	49.2	46.8	46.3
ASPs (per unit)	$54	$56	$57

Revenues by Channel (%)
OEM	70%	73%	68%
Distributors	22%	20%	24%
Retailers	8%	7%	8%
Revenues by Geography (%)
Americas	29%	28%	24%
EMEA	21%	19%	23%
Asia Pacific	50%	53%	53%

Revenue in the September 2010 quarter of $2.7 billion was relatively flat from both the June 2010 and September 2009 quarters. We shipped 49.2 million units during the September 2010 quarter, which represented an increase of 5% and 6% as compared to the June 2010 and September 2009 quarters, respectively. We believe the overall industry shipped approximately 165 million units in the September 2010 quarter, as compared to 158 million units and 152 million units in the June 2010 and September 2009 quarters, respectively. Unit shipments and revenue in the September 2010 quarter reflected a less than normal seasonal increase in demand as well as a competitive pricing environment.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs.  Due to the competitive pricing environment, sales programs recorded as contra revenue returned to historical norms at approximately 9% of our gross revenue for the September 2010 quarter compared to 7% for each of the June 2010 and September 2009 quarters.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 1, 2010	July 2, 2010	October 2, 2009
Cost of revenue	$2,147	$1,928	$2,010
Gross margin	550	728	653
Gross margin percentage	20%	27%	25%

Gross margin, as a percentage of revenue, for the September 2010 quarter decreased to 20% from 27% and 25% in the June 2010 and September 2009 quarters, respectively, primarily as a result of the competitive pricing environment.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 1, 2010	July 2, 2010	October 2, 2009
Product development	$209	$219	$208
Marketing and administrative	105	115	106
Amortization of intangibles	1	4	8
Restructuring and other, net	4	16	46
Impairment of long-lived assets and recoveries	—	(6)	64
Operating expenses	$319	$348	$432

Product Development Expense.   Product development expense decreased approximately 5% from the June 2010 quarter, primarily due to a decrease of $12 million related to variable performance-based compensation. Product development expense for the September 2010 quarter was relatively flat as compared to the September 2009 quarter.

Marketing and Administrative Expense.   Marketing and administrative expense for the September 2010 quarter decreased approximately 9% from the June 2010 quarter primarily due to a decrease of $7 million related to variable performance-based compensation. Marketing and administrative expense for the September 2010 quarter was relatively flat as compared to the September 2009 quarter.

Restructuring and Other, Net. During the September 2010 quarter, we recorded restructuring and other charges of $4 million associated with previously announced restructuring activities. During the September 2009 quarter, we recorded restructuring and other charges of $46 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009. We currently estimate total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. This closure and relocation, which is expected to be completed during fiscal year 2011, is part of our ongoing focus on cost efficiencies in all areas of our business and is intended to facilitate leveraging manufacturing investments across fewer sites.

Impairment of Long-lived Assets.    During the September 2009 quarter, we committed to a plan to sell certain equipment related to research activities that had ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell. During the June 2010 quarter, we recognized a $7 million recovery of previously impaired long-lived assets related to the impairment charge recorded in the September 2009 quarter.

Other Income (Expense), net

	For the Three Months Ended
(Dollars in millions)	October 1, 2010	July 2, 2010	October 2, 2009
Other expense, net	$(78)	$(40)	$(41)

The change in Other expense, net for the September 2010 quarter from the June 2010 quarter was primarily due to a $24 million loss related to the redemption of our 2.375% Notes and 5.75% Debentures and a $12 million increase in losses from foreign exchange rate fluctuations as the U.S. dollar continued to weaken.

The change in Other expense, net for the September 2010 quarter compared to the September 2009 quarter was primarily due to a $24 million loss related to the redemption of our 2.375% Notes and 5.75% Debentures and an $11 million increase in losses from foreign exchange rate fluctuations as the U.S. dollar continued to weaken.

Income Taxes

	For the Three Months Ended
(Dollars in millions)	October 1, 2010	July 2, 2010	October 2, 2009
Provision for (benefit from) income taxes	$4	$(39)	$1

Our income tax provision recorded for the September 2010 quarter included approximately $10 million of discrete tax benefits, primarily from the release of tax reserves associated with the expiration of certain statutes of limitations. In addition, the $11 million discrete income tax benefit from the loss recognized on the redemption of the 2.375% Notes and the 5.75% Debentures was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision for the September 2010 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) the indefinite reinvestment of our earnings outside of Ireland, (ii) tax benefits related to tax holiday and tax incentive programs, (iii) tax expense related to intercompany transactions, (iv) an increase in valuation allowance for U.S. deferred tax assets and (v) the release of tax reserves as a result of the expiration of statutes of limitations.

Our income tax provision recorded for the September 2009 quarter included approximately $11 million of discrete tax benefits, primarily associated with the reversal of valuation allowance previously recorded for certain foreign deferred tax assets and the release of tax reserves resulting from the expiration of certain statutes of limitations.

During the September 2009 quarter, which was prior to our reorganization, our publicly traded parent was incorporated in the Cayman Islands and not subject to income tax. Our income tax provision recorded for the September 2009 quarter differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain foreign deferred tax assets, (iii) a decrease in certain tax reserves, and (iv) tax expense related to intercompany transactions.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 1, 2010.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of October 1, 2010, consisted of approximately $2.1 billion in cash, cash equivalents, and short-term investments and cash we expect to generate from operations. We also had $102 million in restricted cash and investments, of which $78 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

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

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. In addition, as of October 1, 2010, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

In the September 2010 quarter, we redeemed our 2.375% Notes and 5.75% Debentures. We expect to continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, through the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise, among others. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	October 1, 2010	July 2, 2010	Change
Cash and cash equivalents	$1,783	$2,263	$(480)
Short-term investments	283	252	31
Restricted cash and investments	102	114	(12)
Total	$2,168	$2,629	$(461)

Our cash and cash equivalents and short-term investments decreased by $461 million from July 2, 2010 primarily as a result of $361 million cash paid for the redemption of long-term debt and $358 million cash paid for capital expenditures. These were partially offset by $245 million in cash provided by operating activities, which is net of $116 million variable performance-based compensation paid in the September 2010 quarter.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended October 1, 2010 was $245 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  an increase of $111 million in accounts receivable primarily due to the elimination of early pay discounts in certain channels;

•                  an increase of $159 million in accounts payable; and

•                  a decrease of $136 million in accrued employee compensation primarily due to $116 million in variable performance-based compensation paid in the September 2010 quarter.

Cash Used in Investing Activities

During the three months ended October 1, 2010, we used $379 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $358 million.

Cash Used in Financing Activities

Net cash used in financing activities of $346 million for the three months ended October 1, 2010 was primarily attributable to the redemption of our 2.375% Notes and 5.75% Debentures aggregating approximately $361 million, partially offset by approximately $16 million in cash received from the issuance of ordinary shares under employee stock plans.

Off-Balance Sheet Arrangements

As of October 1, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Since our fiscal year ended July 2, 2010, there have been no significant changes in our critical accounting policies and estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, as filed with the SEC on August 20, 2010, for a discussion of our critical accounting policies and estimates. The following is a summary of activity for the quarter ended October 1, 2010 related to updates in our estimates.

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

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2008 and 2009, total sales programs have ranged from 9% to 12% of gross revenues. In fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting from industry-wide supply constraints during the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter. During the September 2010 quarter, however, sales programs returned to historical norms of approximately 9% of gross revenue, reflecting a competitive pricing environment. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue for fiscal years 2008 through 2010. Adjustments to revenues in the September 2010 quarter due to under or over accruals for sales programs related to revenues reported in prior periods were 0.3% of gross revenue. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

The actual results with regard to warranty expenditures could have an adverse or favorable effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer compensatory claims differs from those estimates we used in determining the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disk drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In the September 2010 quarter, favorable changes in estimates of prior warranty accruals approximated 0.7% of revenue. Our total warranty cost was 2.2%, 2.4% and 1.3% of revenue during fiscal years 2008, 2009 and 2010, respectively, while warranty cost related to new shipments (exclusive of the impact of reestimates of pre-existing liabilities) were 2.0%, 2.7% and 1.8%, respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.  In the September 2010 quarter, the cost of new warranties issued (exclusive of the impact of any adjustments to prior warranty liabilities) was at the low end of the historical range of approximately 1.8% of revenue, but total warranty cost decreased to 1.0% of revenue due to a favorable adjustment to pre-existing liabilities. Any future changes in failure rates of certain products as well as in repair or replacement parts may result in increased or decreased warranty accruals.

Recent Accounting Pronouncements

See Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 2, 1010, as filed with the SEC on August 20, 2010, for a description of recent accounting pronouncements, including the respective expected dates of adoption and the expected effects on our results of operations and financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended July 2, 2010.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At October 1, 2010, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 1, 2010. All short-term investments mature in three years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at October 1, 2010
Assets
Cash equivalents:
Fixed rate	$1,631	$—	$—	$—	$—	$—	$1,631	$1,631
Average interest rate	0.17%						0.17%
Short-term investments:
Fixed rate	$172	$71	$26	$9	$—	$—	$278	$283
Average interest rate	2.08%	2.98%	3.62%	1.09%			2.42%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$19	$19	$17
Average interest rate						1.05%	1.05%
Total investment securities	$1,803	$71	$26	$9	$—	$19	$1,928	$1,931
Average interest rate	0.35%	2.98%	3.62%			1.05%	0.51%
Debt
Fixed rate	$—	$560	$—	$430	$—	$1,200	$2,190	$2,289
Average interest rate		6.38%		10.00%		6.84%	7.34%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the three months ended October 1, 2010 and fiscal years 2010 and 2009, we did not enter into any hedges of net investments in foreign operations.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments. All these forward contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Condensed Consolidated Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three months ended October 1, 2010 or October 2, 2009, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

The table below provides information as of October 1, 2010 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$746	31.75	$38
Singapore dollar	140	1.37	7
Czech koruna	13	18.98	1
Total	$899		$46

(1)      Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of October 1, 2010, we had counterparty credit exposure of $46 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We have exposure to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”).  We entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of October 1, 2010, the notional investments underlying the TRS amounted to $77 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. As of October 1, 2010, we had $5 million pledged to the counterparty, recorded as restricted cash, in accordance with the current terms of the TRS.  Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS.  The collateral amount and the interest rate spread could vary depending on our credit rating.  For example, if our credit rating declines, we will be required to post additional collateral.  We did not designate the TRS as a hedge. Rather, we record all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

As of October 1, 2010, we continued to hold auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of October 1, 2010, the estimated fair value of these auction rate securities was $17 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of October 1, 2010.  During the quarter ended October 1, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Item 1, Note 12, of the Notes to Condensed Consolidated Financial Statements of this Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 2, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our announcement of a potential going private transaction could negatively impact our share price, business and financial results.

On October 14, 2010, we announced that we had received an indication of interest regarding a going private transaction (the “potential going private transaction”) and that our Board was evaluating the indication of interest and other strategic alternatives.  There is no assurance that the Company will receive a formal offer or that any transaction will take place.

Investor reaction to our announcement and uncertainty about the potential going private transaction may have and may continue to impact our ordinary share price and increase share price volatility.  If the potential going private transaction or any other transaction is not completed, the price of our ordinary shares may change to the extent that the current market price of our ordinary shares reflects an assumption that a transaction will be completed. Finally, the failure to consummate a transaction may result in negative publicity and/or a negative impression of us in the investment and business community, which may affect the price of our ordinary shares and business relationships. All of the foregoing could materially adversely affect our business, results of operations, financial condition and ordinary share price.

As a result of certain restrictions under Irish law, our ability to repurchase shares may be restricted.

Certain restrictions under Irish law limit our ability to repurchase our common shares using the assistance of a third party.  As a result, certain methods of repurchasing our ordinary shares that may previously have been available to us prior to our reorganization may not be permissible under Irish law and this may limit our options, and potentially our ability, to repurchase shares.  This reduction in flexibility in certain circumstances may negatively impact our share price.

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

In addition, the recent increases in demand for small form factor mobile products have led to shortages in glass substrates, a component used in smaller form factor disk drives to make the recording media for such drives. If our vendors for glass substrates are unable to meet our demand, or are unable to invest sufficient capital to expand capacity to meet the industry’s increasing unit growth in small form factor mobile disk drives, we could experience a shortage in the supply of this critical component, which could limit our ability to meet our customer’s demand for smaller form factor disk drives.

Certain precious metals, specifically rare earth elements, are critical in the manufacture of some of our products.  We acquire these precious metals from a number of countries, including the People’s Republic of China. We cannot predict whether the government of China or any other nation will impose regulations, quotas or embargoes upon the precious metals incorporated into our products that would restrict the worldwide supply of such metals or increase their cost. In the past, we have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, including precious metals like platinum and ruthenium, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. If China or any other major supplier were to restrict the supply available to us or increase the cost of the precious metals used in our products, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the three month period ended October 1, 2010 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The Company did not repurchase any of its shares during the three months ended October 1, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

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

		DEF 14A	001-31560	Annex A	03/05/10

3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	08/20/10

4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	08/20/10

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10

4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10

10.1+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	08/20/10

10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	08/20/10

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	08/20/10

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)	10-K	001-31560	10.12	08/20/10

10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	08/20/10

10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10

10.15+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors	10-K	001-31560	10.15	08/20/10

10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	08/20/10

10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.19+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)					X

10.20+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	09/03/10

10.21+	Summary of Compensation Arrangements for Patrick J. O’Malley	10-Q	001-31560	10.25	02/10/09

10.22+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	05/05/10

10.23+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10

10.24+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.26	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.27	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.28	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

10.29	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

10.31	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

10.32	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

10.33	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10

10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10

10.35	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

10.37	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10

10.38	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10

10.39	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10

10.40	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10

10.41	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

10.42	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.43	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10

10.44	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10

10.45	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10

10.46	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10

10.47+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10

14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/20/10

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document.					X

101.SCH††	XBRL Taxonomy Extension Schema Document.					X

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	November 3, 2010	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 3, 2010	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)