Form 10-Q
period 2010-12-31
Seagate Technology plc
filed 2011-02-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 26, 2011, 452,967,750 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 31, 2010	July 2, 2010(a)
ASSETS
Current assets:
Cash and cash equivalents	$2,528	$2,263
Short-term investments	286	252
Restricted cash and investments	97	114
Accounts receivable, net	1,392	1,400
Inventories	808	757
Deferred income taxes	112	118
Other current assets	603	514
Total current assets	5,826	5,418
Property, equipment and leasehold improvements, net	2,262	2,263
Deferred income taxes	376	395
Other assets, net	194	171

Total assets	$8,658	$8,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,832	$1,780
Accrued employee compensation	129	263
Accrued warranty	194	189
Accrued expenses	453	422
Accrued income taxes	10	14
Current portion of long-term debt	560	329
Total current liabilities	3,178	2,997

Long-term accrued warranty	173	183
Long-term accrued income taxes	57	59
Other non-current liabilities	109	111
Long-term debt, less current portion	2,365	2,173

Total liabilities	5,882	5,523

Commitments and contingencies (See Notes 10 and 12)
Shareholders’ equity:
Ordinary shares and additional paid-in capital	3,894	3,851
Accumulated other comprehensive income (loss)	11	(4)
Retained earnings (accumulated deficit)	(1,129)	(1,123)
Total shareholders’ equity	2,776	2,724

Total liabilities and shareholders’ equity	$8,658	$8,247

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 2, 2010.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Revenue	$2,719	$3,027	$5,417	$5,690

Cost of revenue	2,190	2,104	4,338	4,114
Product development	213	227	422	434
Marketing and administrative	102	110	206	217
Amortization of intangibles	1	8	2	16
Restructuring and other, net	7	—	11	46
Impairment of long-lived assets	—	—	—	64
Total operating expenses	2,513	2,449	4,979	4,891

Income from operations	206	578	438	799

Interest income	2	1	4	2
Interest expense	(46)	(41)	(92)	(87)
Other, net	13	(11)	(22)	(7)
Other income (expense), net	(31)	(51)	(110)	(92)

Income before income taxes	175	527	328	707
Provision for (benefit from) income taxes	25	(6)	29	(5)
Net income	$150	$533	$299	$712

Net income per share:
Basic	$0.32	$1.07	$0.64	$1.43
Diluted	0.31	1.03	0.61	1.38
Number of shares used in per share calculations:
Basic	469	498	470	496
Diluted	486	520	487	518

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 31, 2010	January 1, 2010
OPERATING ACTIVITIES
Net income	$299	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	396
Share-based compensation	26	25
Loss on redemption of debt	24	—
Impairment of long-lived assets	—	64
Deferred income taxes	27	6
Other non-cash operating activities, net	(9)	22

Changes in operating assets and liabilities:
Accounts receivable, net	9	(300)
Inventories	(51)	(58)
Accounts payable	243	229
Accrued employee compensation	(134)	63
Accrued expenses, income taxes and warranty	20	(87)
Other assets and liabilities	(81)	(41)
Net cash provided by operating activities	752	1,031

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(560)	(192)
Purchases of short-term investments	(145)	(190)
Sales of short-term investments	96	22
Maturities of short-term investments	13	79
Change in restricted cash and investments	17	11
Other investing activities, net	(1)	(3)
Net cash used in investing activities	(580)	(273)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	15
Repayment of short-term borrowings	—	(350)
Repayments of long-term debt and capital lease obligations	(362)	(380)
Net proceeds from issuance of long-term debt	736	—
Repurchases of ordinary shares	(305)	—
Change in restricted cash and investments	—	379
Proceeds from issuance of ordinary shares under employee stock plans	24	42
Net cash provided by (used in) financing activities	93	(294)

Increase in cash and cash equivalents	265	464
Cash and cash equivalents at the beginning of the period	2,263	1,427
Cash and cash equivalents at the end of the period	$2,528	$1,891

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 31, 2010

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 2, 2010	470	$—	$3,851	$(4)	$(1,123)	$2,724
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	15	—	15
Net income	—	—	—	—	299	299
Comprehensive income						314
Issuance of ordinary shares under employee stock plans	4	—	24	—	—	24
Share repurchase	(21)	—	—	—	(305)	(305)
Adjustment to equity component of convertible debt upon redemption	—	—	(7)	—	—	(7)
Share-based compensation	—	—	26	—	—	26
Balance at December 31, 2010	453	$—	$3,894	$11	$(1,129)	$2,776

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

The results of operations for the three and six months ended December 31, 2010, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2011. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended December 31, 2010 and January 1, 2010, consisted of 13 weeks and 26 weeks, respectively.  Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are highly uncertain at the time of estimation. Based on this definition, the Company’s most critical policies include: establishment of sales program accruals, establishment of warranty accruals, the accounting for income taxes and the accounting for goodwill and other long-lived assets. The Company also has other accounting policies and accounting estimates relating to uncollectible customer accounts, valuation of inventory, valuation of share-based payments and restructuring and exit costs.

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

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through December 31, 2010.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following is a summary of the fair value of available-for-sale securities at December 31, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Commercial paper	$1,754	$—	$1,754
Money market funds	640	—	640
U.S. treasuries and agency bonds	139	—	139
Corporate bonds	47	—	47
Asset-backed securities	42	—	42
Certificates of deposit	25	—	25
Sovereigns and supranationals	20	—	20
Auction rate securities	19	(2)	17
Municipal bonds	13	—	13
Total	$2,699	$(2)	$2,697
Included in Cash and cash equivalents			$2,394
Included in Short-term investments			286
Included in Other assets, net			17
Total			$2,697

As of December 31, 2010, with the exception of its auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period longer than 12 months.  The Company also determined that no available-for-sale securities were other-than-temporarily impaired as of December 31, 2010.

The fair value of the Company’s investments in debt securities classified as available-for-sale at December 31, 2010, by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,602	$2,602
Due in 1 to 3 years	78	78
Thereafter	19	17
Total	$2,699	$2,697

The following is a summary of the fair value of available-for-sale securities at July 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Commercial paper	$1,231	$—	$1,231
Money market funds	833	—	833
U.S. treasuries and agency bonds	154	1	155
Asset-backed securities	45	—	45
Corporate bonds	41	—	41
Certificates of deposit	25	—	25
Sovereigns and supranationals	20	—	20
Auction rate securities	19	(2)	17
Municipal bonds	3	—	3
Total	$2,371	$(1)	$2,370
Included in Cash and cash equivalents			$2,101
Included in Short-term investments			252
Included in Other assets, net			17
Total			$2,370

As of July 2, 2010, with the exception of its auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period longer than 12 months.  The Company also determined that no available-for-sale securities were other-than-temporarily impaired as of July 2, 2010.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Cash and Investments

As of December 31, 2010, the Company’s restricted cash and investments of $97 million consisted of $76 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $21 million in cash and investments held as collateral at banks for various performance obligations. As of July 2, 2010, the Company’s restricted cash and investments of $114 million consisted of $76 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $38 million in cash and investments held as collateral at banks for various performance obligations.

Inventories

(Dollars in millions)	December 31, 2010	July 2, 2010
Raw materials and components	$266	$263
Work-in-process	159	145
Finished goods	383	349
	$808	$757

Other Current Assets

(Dollars in millions)	December 31, 2010	July 2, 2010
Vendor non-trade receivables	$401	$351
Other	202	163
	$603	$514

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	December 31, 2010	July 2, 2010
Property, equipment and leasehold improvements	$7,170	$6,842
Accumulated depreciation and amortization	(4,908)	(4,579)
	$2,262	$2,263

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.  Restructuring and Exit Costs

The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations, unless otherwise noted.

California Facility Consolidation. During the three and six months ended December 31, 2010, the Company recorded restructuring charges of $3 million related to lease termination costs for the Company’s Sunnyvale, California facility as a result of the Company’s planned consolidation of its California facilities. The Company made cash payments of $3 million related to these plans during the three and six months ended December 31, 2010.

2010 Plan. From inception of the Company’s restructuring plans announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company has recorded $4 million related to employee termination costs. The Company made cash payments of $2 million relating to this plan during the three months ended October 1, 2010. This plan was substantially complete by the first quarter of fiscal year 2011.

AMK Plan. In August 2009, the Company announced that it will close its Ang Mo Kio (AMK) facility in Singapore (the “AMK Plan”). The Company expects to complete the closure during fiscal year 2011. The hard drive manufacturing operations will be relocated to other existing Seagate facilities and the Company’s Asia International Headquarters will remain in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. From the inception of this plan through December 31, 2010 the Company has recorded restructuring charges of approximately $43 million. During the six months ended December 31, 2010, the Company recorded restructuring charges of $2 million related to an adjustment to estimated post-employment benefits and $2 million for other exit costs for the AMK Plan. The Company made cash payments of $10 million relating to this plan during the six months ended December 31, 2010.

Other Restructuring and Exit Costs. Through December 31, 2010, the Company has recorded restructuring charges of approximately $120 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating $270 million related to its acquisition of Maxtor. During the six months ended December 31, 2010, the Company recorded restructuring charges of $4 million related to facility lease obligations and made cash payments of $10 million on these restructuring plans. The remaining balance of $40 million, as of December 31, 2010, is primarily associated with the exit of certain facilities or facility lease obligations. Payment of these exits costs are expected to continue through the end of fiscal year 2017.

During the three months ended December 31, 2010, the Company recorded restructuring charges and adjustments of $7 million, comprised primarily of charges related to closure of the Company’s Sunnyvale facility and to the planned closure of the Company’s AMK manufacturing operations in Singapore. The following table summarizes the Company’s restructuring activities for the six months ended December 31, 2010:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 2, 2010	$38	$46	$—	$84
Restructuring charges	—	2	1	3
Cash payments	(5)	(4)	(1)	(10)
Adjustments	1	—	—	1
Accrual balances at October 1, 2010	34	44	—	78
Restructuring charges	1	3	1	5
Cash payments	(6)	(8)	(1)	(15)
Adjustments	1	1	—	2
Accrual balances at December 31, 2010	$30	$40	$—	$70

Of the $70 million balance in accrued restructuring at December 31, 2010, $41 million is included in Accrued

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

expenses and $29 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

4.  Debt and Convertible Notes

Long-Term Debt

$750 Million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”).  On December 14, 2010, the Company’s subsidiary, Seagate HDD Cayman, completed the sale of $750 million aggregate principal amount of the 2018 Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2018 Notes were approximately $736 million, which the Company intends to use for general corporate purposes, which may include the repayment, redemption and/or repurchase of a portion of its outstanding indebtedness. The 2018 Notes bear interest at the rate of 7.75% per year, payable semi-annually on June 15 and December 15 of each year. The 2018 Notes are redeemable at any time after December 15, 2014 at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a “make-whole” premium redemption price. The “make-whole” redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2018 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The 2011 Notes are included in Current portion of long-term debt on the Condensed Consolidated Balance Sheet at December 31, 2010.

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

$55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”).  On July 27, 2010, the Company redeemed the entire outstanding aggregate principal amount of the 5.75% Debentures for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million.  The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the six months ended December 31, 2010.

Convertible Notes

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”).  On August 19, 2010, the Company redeemed the entire $326 million outstanding aggregate principal amount of the 2.375% Notes for cash at a redemption price equal to 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million. The Company recorded a loss on the redemption of approximately $22 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the six months ended December 31, 2010.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.  Income Taxes

The Company recorded an income tax provision of $25 million and $29 million for the three and six months ended December 31, 2010, respectively. The income tax provision for the three and six months ended December 31, 2010 included approximately $1 million and $11 million of discrete tax benefits, respectively, primarily from the release of tax reserves associated with the expiration of certain statutes of limitations.  In addition, $11 million of discrete income tax benefits from the loss recognized on the redemption of debt was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

The Company’s provision for income taxes recorded for the three and six months ended December 31, 2010 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) the indefinite reinvestment of the Company’s earnings outside of Ireland, (ii) tax benefits related to tax holiday and tax incentive programs, (iii) an increase in valuation allowance for U.S. deferred tax assets, (iv) tax expense related to intercompany transactions and (v) the release of tax reserves as a result of the expiration of statutes of limitations.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the 2010 Tax Relief Act) was enacted. The 2010 Tax Relief Act includes business incentives to invest in machinery and equipment, and retroactively reinstated the R&D tax credit through December 31, 2011 from December 31, 2009. These business incentives had no immediate impact on the Company’s income tax provision due to existing valuation allowances for certain U.S. deferred tax assets.

During the six months ended December 31, 2010, the Company’s unrecognized tax benefits excluding interest and penalties increased by $8 million to $123 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $123 million as of December 31, 2010, subject to certain future valuation allowance reversals.  During the 12 months beginning January 1, 2011, the Company expects to reduce its unrecognized tax benefits by approximately $7 million primarily as a result of the expiration of certain statutes of limitations.

The income tax benefit recognized for the three and six months ended January 1, 2010 included approximately $16 million and $27 million, respectively, of discrete tax benefits, primarily for U.S. federal income tax legislative changes, release of tax reserves for settlements and expiration of certain statutes of limitations, and the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets.

The Worker, Homeownership, and Business Assistance Act of 2009 (WHBA) was enacted on November 6, 2009. This law allowed the Company to elect an increased carryback period for net operating losses (NOL’s) incurred in 2008 or 2009. Approximately $11 million of income tax benefits were recognized as a result of this legislative change in the three months ended January 1, 2010.

During the six months ended January 1, 2010, which was prior to the Company’s reorganization, the Company’s publicly traded parent was incorporated in the Cayman Islands and not subject to income tax. The income tax benefit recorded for the three and six months ended January 1, 2010 differed from the provision (benefit)  for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain foreign deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) tax benefits from U.S. federal income tax legislative changes and the release of certain tax reserves.

SEAGATE TECHNOLOGY PLC

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

The effective portions of unrealized net gains (losses) on cash flow hedges are included as a component of Accumulated other comprehensive income (loss).  As of December 31, 2010 and July 2, 2010, the Company had unrealized net gains on cash flow hedges of approximately $18 million and $3 million, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transaction will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of December 31, 2010, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is a net gain of $19 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 31, 2010 and July 2, 2010:

As of December 31, 2010

(Dollars in millions)	Contracts Qualifying as Hedges	Contracts Not Qualifying as Hedges
Thai baht	$487	$227
Singapore dollars	136	24
Czech koruna	—	14
	$623	$265

As of July 2, 2010

(Dollars in millions)	Contracts Qualifying as Hedges	Contracts Not Qualifying as Hedges
Thai baht	$406	$163
Singapore dollars	84	8
Japanese yen	1	—
Czech koruna	—	10
	$491	$181

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”). The Company has entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of December 31, 2010, the notional investments underlying the TRS amounted to $83 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. As of December 31, 2010, the Company had approximately $5 million pledged to the counterparty and recorded as restricted cash, in accordance with the current terms of the TRS.  Additional collateral may be posted contingent on the counterparty’s exposure to the market value of the TRS.  The collateral amount and the interest rate spread could vary depending on the Company’s credit rating.  For example, if the Company’s credit rating declines, the Company will be required to post additional collateral.  The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheets as of December 31, 2010 and July 2, 2010:

Fair Values of Derivative Instruments as of December 31, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$21	Accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$9	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$30		$—

Fair Values of Derivative Instruments as of July 2, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	(1)

Total derivatives		$7		$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (OCI) and the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2010:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Six Months Ended December 31, 2010

(Dollars in millions)

Derivatives Designated	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
as Cash Flow Hedges	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	Excluded from Effectiveness Testing)	For the Three Months	For the Six Months
Foreign exchange forward contracts	$4	$36	Cost of revenue	$16	$21	Cost of revenue	$1	$1

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Six Months
Foreign exchange forward contracts	Other, net	$4	$20
Total return swap	Operating expenses	6	14
		$10	$34

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for both the three and six months ended December 31, 2010, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments on OCI and the Condensed Consolidated Statement of Operations for the three and six months ended January 1, 2010:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Six Months Ended January 1, 2010

(Dollars in millions)

Derivatives Designated	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
as Cash Flow Hedges	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	Excluded from Effectiveness Testing)	For the Three Months	For the Six Months
Foreign exchange forward contracts	$(1)	$5	Cost of revenue	$4	$4	Cost of revenue	$1	$1

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Six Months
Foreign exchange forward contracts	Other, net	$—	$4
Total return swap	Operating expenses	5	14
		$5	$18

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 31, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,754	$—	$1, 754
Money market funds	640	—	—	640
U.S. treasuries and agency bonds	—	139	—	139
Corporate bonds	—	47	—	47
Asset-backed securities	—	42	—	42
Certificates of deposit	—	25	—	25
Sovereigns and supranationals	—	20	—	20
Municipal bonds	—	13	—	13
Total cash equivalents and short-term investments	640	2,040	—	2,680

Restricted cash and investments:
Money market funds	95	—	—	95
Certificates of deposit	—	2	—	2
Auction rate securities	—	—	17	17
Derivative assets	—	30	—	30
Total assets	$735	$2,072	$17	$2,824

Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Cash and cash equivalents	$640	$1,754	$—	$2,394
Short-term investments	—	286	—	286
Restricted cash and investments	95	2	—	97
Other current assets	—	30	—	30
Other assets, net	—	—	17	17
Total assets	$735	$2,072	$17	$2,824

Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 2, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,231	$—	$1,231
Money market funds	833	—	—	833
U.S. treasuries and agency bonds	—	155	—	155
Asset-backed securities	—	45	—	45
Corporate bonds	—	41	—	41
Certificates of deposit	—	25	—	25
Sovereigns and supranationals	—	20	—	20
Municipal bonds	—	3	—	3
Total cash equivalents and short-term investments	833	1,520	—	2,353

Restricted cash and investments:
Money market funds	76	—	—	76
Certificates of deposit	—	5	—	5
Auction rate securities	—	—	17	17
Derivative assets	—	7	—	7
Total assets	$909	$1,532	$17	$2,458

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Cash and cash equivalents	$833	$1,268	$—	$2,101
Short-term investments	—	252	—	252
Restricted cash and investments	76	5	—	81
Other current assets	—	7	—	7
Other assets, net	—	—	17	17
Total assets	$909	$1,532	$17	$2,458
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Level 1 assets consist of money market funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 31, 2010, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through December 31, 2010. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 2, 2010	$17
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Balance at December 31, 2010	$17

(1)	Realized gains (losses) on auction rate securities are recorded in Other, net on the Condensed Consolidated Statements of Operations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived from quoted prices in active markets in the following table in order of priority:

	December 31, 2010		July 2, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Capital Leases	$1	$1	$2	$2
10.0% Senior Secured Second-Priority Notes due May 2014	415	506	413	490
6.375% Senior Notes due October 2011	559	564	559	577
5.75% Subordinated Debentures due March 2012	—	—	31	33
2.375% Convertible Senior Notes due August 2012	—	—	298	329
6.8% Senior Notes due October 2016	600	601	599	587
7.75% Senior Notes due December 2018	750	756	—	—
6.875% Senior Notes due May 2020	600	575	600	574
	2,925	3,003	2,502	2,592
Less current portion of long-term debt	(560)	(565)	(329)	(362)
Long-term debt, less current portion	$2,365	$2,438	$2,173	$2,230

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

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 452,842,628 shares were outstanding as of December 31, 2010, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 31, 2010.

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

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things,

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of December 31, 2010, there were no preferred shares outstanding.

Issuance of Ordinary Shares

During the six months ended December 31, 2010, the Company issued approximately 2 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares and approximately 1.5 million of its ordinary shares related to employee stock purchases.

Seagate Technology plc 2001 Share Option Plan (the “SOP”). A maximum of 100 million ordinary shares are issuable under the SOP. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SOP were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. As of December 31, 2010, there were approximately 2 million ordinary shares available for issuance under the SOP.

Seagate Technology plc 2004 Share Compensation Plan (the “SCP”). A maximum of 63.5 million ordinary shares are issuable under the SCP, including 10 million authorized for issuance of share awards and restricted units. Share awards and restricted units granted to employees generally vest 25% annually. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SCP were granted at fair market value. As of December 31, 2010, there were approximately 15 million ordinary shares available for issuance under the SCP.

Seagate Technology plc Stock Purchase Plan (the “ESPP”). There are 40 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of December 31, 2010, there were approximately 8.5 million ordinary shares available for issuance under the ESPP.

Repurchases of Equity Securities

On January 27, 2010, the Company’s Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010.  The repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its ordinary shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants.  Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by the Company’s Board of Directors.

On November 29, 2010, the Company’s Board of Directors authorized repurchases up to an additional $2 billion of the Company’s outstanding ordinary shares.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth information with respect to repurchases of the Company’s shares made during fiscal year 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased

Cumulative repurchased through October 1, 2010	32.4	$584
October 2, 2010 through December 31, 2010	20.7	305
Cumulative repurchased through December 31, 2010	53.1	$889

9.  Compensation

The Company recorded approximately $13 million and $26 million of stock-based compensation during the three and six months ended December 31, 2010, respectively. The Company recorded approximately $14 million and $25 million of stock-based compensation during the three and six months ended January 1, 2010, respectively.

On September 13, 2010, the Company granted performance-based restricted units to its senior executive officers under the SCP.  A single restricted unit represents the right to receive a single ordinary share of the Company.  The performance-based restricted units vest after the end of the performance period of three years from the grant date.  Vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors.  The performance goals are a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period.  A percentage of the performance-based restricted units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met.  The number of stock units to vest will range from 0% to 200% of the targeted 324,310 units.  In evaluating the fair value of the performance-based restricted stock unit, the Company used a Monte Carlo simulation on the grant date, taking the TSR goal into consideration, and determined the fair value to be $12.13 per unit.  Compensation expense related to the performance-based restricted units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.  Compensation expense related to these restricted units for the three and six months ended December 31, 2010 was not material.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and six months ended December 31, 2010 and January 1, 2010 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Balance, beginning of period	$353	$418	$372	$437
Warranties issued	53	61	102	117
Repairs and replacements	(51)	(51)	(99)	(114)
Changes in liability for pre-existing warranties, including expirations	12	(27)	(8)	(39)
Balance, end of period	$367	$401	$367	$401

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions, except per share data)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Numerator:
Net income	$150	$533	$299	$712
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	1	—	3
Net income, adjusted	$150	$534	$299	$715

Number of shares used in per share calculations:
Weighted-average shares outstanding	469	498	470	497
Weighted-average nonvested shares	—	—	—	(1)
Total shares for purpose of calculating basic net income per share	469	498	470	496
Weighted-average effect of dilutive securities:
Employee equity award plans	17	20	17	19
6.8% Convertible Senior Notes due April 2010	—	2	—	3
Dilutive potential shares:	17	22	17	22
Total shares for purpose of calculating diluted net income per share	486	520	487	518

Net income per share:
Basic net income per share	$0.32	$1.07	$0.64	$1.43
Diluted net income per share	$0.31	$1.03	$0.61	$1.38

The following potential ordinary shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
(In millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Employee equity award plans	14	21	19	29

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

Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI Corporation and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both.  Qimonda appealed to the ITC Commission, who ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commissions’ ruling to the Court of Appeals for the Federal Circuit.  On January 17, 2011, the Federal Circuit affirmed the Commission’s ruling in full.

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

Rembrandt Data Storage, LP v. Seagate Technology LLC — On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, “Thin Film Heads Having Solenoid Coils,” and U.S. Patent No. 6,195,232 , “Low-Noise Toroidal Thin Film Head With Solenoidal Coil.”  The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys’ fees and costs. The company intends to vigorously defend this case.

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same - On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended.  The complaint names Seagate Technology LLC and numerous other defendants, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus.  The ITC initiated an investigation on December 29, 2010.  Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order.  Seagate is responding to the investigation.

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

13.  Subsequent Events

On January 18, 2011, the Company and its subsidiary Seagate HDD Cayman (“the Borrower”) entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc, and certain of its material subsidiaries, fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. Currently, there are no borrowings against the revolving credit facility.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended December 31, 2010, October 1, 2010 and January 1, 2010 herein referred to as the “December 2010 quarter”, the “September 2010 quarter” and the “December 2009 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2010, September 2010 and December 2009 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending April 1, 2011 (the “March 2011 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, global economic conditions may pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to uncertain financial conditions. Such risks and uncertainties also include the impact of variable demand; dependence on Seagate’s ability to successfully qualify, manufacture and sell its disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; and the company’s ability to achieve projected cost savings. We also encourage you to read our Annual Report on Form 10-K Form 10-K/A and our Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission (SEC) on August 20, 2010, October 6, 2010 and November 3, 2010, respectively, which contain information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the December 2010 quarter.  The December 2010 quarter summary and trends.

•                  Results of Operations. Analysis of our financial results comparing the December 2010 quarter to the September 2010 quarter and the December 2009 quarter.

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

Overview of the December 2010 Quarter

We shipped 48.9 million units, down less than 1% compared to the September 2010 quarter and 2% compared to the December 2009 quarter. Revenue was $2.7 billion and gross margin as a percentage of revenue was 19%. Our gross margins continue to be impacted by the cumulative impact of the competitive pricing environment the industry experienced during the middle of calendar year 2010.

In the December 2010 quarter, we generated operating cash flows of $507 million and raised $736 million from the issuance of our 7.75% Senior Notes due December 2018 (the “2018 Notes”). This was partially offset by the repurchase of 20.7 million of our ordinary shares for $305 million and capital expenditures of $202 million.

Demand Trends for Disk Drives

Disk Drives for Enterprise Storage.  We define enterprise storage as disk drives designed for mission critical applications and business critical applications. We believe the TAM for enterprise disk drives for the December 2010 quarter was approximately 14 million units, an increase of 4% and 12%, as compared to the September 2010 and December 2009 quarters, respectively. We believe that the increase in the TAM from the December 2009 quarter was primarily due to the continuing commercial refresh of information technology equipment in large enterprises.

Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. We believe that the client compute TAM for the December 2010 quarter was approximately 123 million units, which was relatively flat when compared to both the September 2010 and December 2009 quarters.

Disk Drives for Client Non-Compute. We define client non-compute applications as disk drives designed for consumer electronic devices such as DVRs and gaming devices and disk drives used for direct-attached storage (DAS).  We believe the client non-compute TAM in the December 2010 quarter was approximately 32 million units, an increase of 13% and 25% from the September 2010 and December 2009 quarters, respectively. We believe the demand for client non-compute storage in the December 2010 quarter reflected a normal seasonal pattern.

Price Erosion

Our gross margins continue to be impacted by the cumulative impact of the competitive pricing environment the industry experienced during the middle of calendar year 2010.

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

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Revenue	$2,719	$3,027	$5,417	$5,690
Cost of revenue	2,190	2,104	4,338	4,114
Gross margin	529	923	1,079	1,576
Product development	213	227	422	434
Marketing and administrative	102	110	206	217
Amortization of intangibles	1	8	2	16
Restructuring and other, net	7	—	11	46
Impairment of long-lived assets	—	—	—	64
Income from operations	206	578	438	799
Other income (expense), net	(31)	(51)	(110)	(92)
Income before income taxes	175	527	328	707
Provision for (benefit from) income taxes	25	(6)	29	(5)

Net income	$150	$533	$299	$712

	For the Three Months Ended		For the Six Months Ended
(as a percentage of revenue)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Revenue	100%	100%	100%	100%
Cost of revenue	81	70	80	72
Gross margin	19	30	20	28
Product development	8	7	8	8
Marketing and administrative	4	4	4	4
Amortization of intangibles	—	—	—	—
Restructuring and other, net	—	—	—	1
Impairment of long-lived assets	—	—	—	1
Income from operations	7	19	8	14
Other income (expense), net	(1)	(1)	(2)	(1)
Income before income taxes	6	18	6	13
Provision for (benefit from) income taxes	1	—	—	—

Net income	5%	18%	6%	13%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages and ASPs)	December 31, 2010	October 1, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Net Revenue	$2,719	$2,697	$3,027	$5,417	$5,690
Unit Shipments:
Enterprise	7.1	6.9	6.4	14.0	12.0
Client Compute	31.5	33.3	35.0	64.8	68.3
Client Non-Compute	10.3	9.0	8.5	19.3	15.9
Total Units Shipped	48.9	49.2	49.9	98.1	96.2
ASPs (per unit)	$55	$54	$60	$54	$58

Revenues by Channel (%)
OEMs	68%	70%	69%	69%	69%
Distributors	21%	22%	22%	22%	22%
Retailers	11%	8%	9%	9%	9%
Revenues by Geography (%)
Americas	29%	29%	26%	29%	25%
EMEA	21%	21%	24%	21%	24%
Asia Pacific	50%	50%	50%	50%	51%

We shipped 48.9 million units, down less than 1% compared to the September 2010 quarter and 2% compared to the December 2009 quarter. Revenue in the December 2010 quarter of $2.7 billion was relatively flat compared to the September 2010 quarter and decreased 10% compared to the December 2009 quarter. Revenue of $5.4 billion in the first half of fiscal year 2011 was a 5% decrease from the corresponding year-ago period. The decreases in revenue reflected the cumulative impact of the competitive pricing environment which the industry experienced during the middle of calendar year 2010.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2010	October 1, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Cost of revenue	$2,190	$2,147	$2,104	$4,338	$4,114
Gross margin	529	550	923	1,079	1,576
Gross margin percentage	19%	20%	30%	20%	28%

Gross margin, as a percentage of revenue, of 19%, for the December 2010 quarter was relatively flat compared to the September 2010 quarter and decreased from 30% in the December 2009 quarter. Similarly, gross margin, as a percentage of revenue for the first half of fiscal year 2011 decreased to 20% from 28% in the corresponding year-ago period. In the December 2010 quarter and first half of fiscal year 2011, gross margins continued to be impacted by the cumulative effect of the competitive pricing environment the industry experienced during the middle of calendar year 2010.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2010	October 1, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Product development	$213	$209	$227	$422	$434
Marketing and administrative	102	105	110	206	217
Amortization of intangibles	1	1	8	2	16
Restructuring and other, net	7	4	—	11	46
Impairment of long-lived assets	—	—	—	—	64
Operating expenses	$323	$319	$345	$641	$777

Product Development Expense.  Product development expense for the December 2010 quarter was relatively flat from the immediately preceding quarter. Product development expense decreased from the same period in fiscal year 2010, primarily due to a decrease of $17 million for variable performance-based compensation expense.

Product development expense for the first half of fiscal year 2011 decreased from the same period in fiscal year 2010 primarily due to a decrease of $24 million related to variable performance-based compensation, partially offset by an increase in spending for new programs.

Marketing and Administrative Expense.  Marketing and administrative expense for the December 2010 quarter was relatively flat from the immediately preceding quarter. Marketing and administrative expense decreased from the same period in fiscal year 2010, primarily due to a decrease of $8 million for variable performance-based compensation expense.

Marketing and administrative expense for the first half of fiscal year 2011 decreased from the same period in fiscal year 2010 primarily due to a decrease of $14 million related to variable performance-based compensation.

Restructuring and Other, Net. During the first half of fiscal year 2011, we recorded restructuring and other charges of $11 million primarily associated with previously announced restructuring activities. During the first half of fiscal year 2010, we recorded restructuring and other charges of $46 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009.

Impairment of Long-lived Assets.  During the first half of fiscal year 2010, we committed to a plan to sell certain equipment related to research activities that had ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell.

Other Income (Expense), net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2010	October 1, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Other expense, net	$(31)	$(78)	$(51)	$(110)	$(92)

Other expense, net for the December 2010 quarter decreased from the September 2010 quarter primarily due to a net $17 million net favorable change related to foreign exchange hedges and remeasurement and a $24 million loss in the September 2010 quarter related to the redemption of our $326 million aggregate principal amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) and $55 million aggregate principal amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”).

Other expense, net for the December 2010 quarter decreased from the December 2009 quarter primarily due to a $13 million write-down of an equity investment in the year-ago period.

Other expense, net for the first half of fiscal year 2011 increased from the same period in fiscal year 2010 primarily due to a $24 million loss related to the redemption of our 2.375% Notes and 5.75% Debentures and a $9 million net unfavorable change from the first half of fiscal year 2010 related to foreign exchange hedges and remeasurement, partially offset by a $13 million write-down of an equity investment in the year-ago period.

Income Taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 31, 2010	October 1, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Provision for (benefit from) income taxes	$25	$4	$(6)	$29	$(5)

Our income tax provision recorded for the December 2010 quarter and for the first half of fiscal year 2011 included approximately $1 million and $11 million of discrete tax benefits, respectively, primarily from the release of tax reserves associated with expiration of certain statutes of limitations. In addition, during the first half of 2011, $11 million of discrete income tax benefits from the loss recognized on the redemption of 2.375% Notes and 5.75% Debentures was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision for the December 2010 quarter and for the first half of fiscal year 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) the indefinite reinvestment of our earnings outside of Ireland, (ii) tax benefits related to tax holiday and tax incentive programs, (iii) an increase in valuation allowance for U.S. deferred tax assets, (iv) tax expense related to intercompany transactions, and (v) the release of tax reserves as a result of the expiration of statutes of limitations.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the 2010 Tax Relief Act) was enacted. The 2010 Tax Relief Act includes business incentives to invest in machinery and equipment, and retroactively reinstated the R&D tax credit through December 31, 2011 from December 31, 2009. These business incentives had no immediate impact on our tax provision due to the existing valuation allowance for certain of our U.S. deferred tax assets.

During the December 2010 quarter, our unrecognized tax benefits excluding interest and penalties increased by $8 million to $123 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $123 million as of the end of the December 2010 quarter, subject to certain future valuation allowance reversals.  During the 12 months beginning January 1, 2011, we expect to reduce our unrecognized tax benefits by approximately $7 million primarily as a result of the expiration of certain statutes of limitations.

Our income tax benefit recorded for the December 2009 quarter and for the first half of fiscal year 2010 included approximately $16 million and $27 million, respectively, of discrete tax benefits, primarily for U.S. federal income tax legislative changes, release of tax reserves for settlements and expiration of certain statutes of limitations and the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets.

The Worker, Homeownership, and Business Assistance Act of 2009 (WHBA) was enacted on November 6, 2009. This law allowed us to elect an increased carryback period for net operating losses (NOL’s) incurred in 2008 or 2009. Approximately $11 million of income tax benefits were recognized as a result of this legislative change in the December 2009 quarter.

During the first half of fiscal year 2010, which was prior to our reorganization, our publicly traded parent was incorporated in the Cayman Islands and not subject to income tax.  Our income tax benefit recorded for the December 2009 quarter and for the first half of fiscal year 2010 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) tax benefits from U.S. federal income tax legislative changes and the release of certain tax reserves.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 31, 2010.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 31, 2010, consisted of approximately $2.8 billion in cash, cash equivalents, and short-term investments and cash we expect to generate from operations. We also had $97 million in restricted cash and investments, of which $76 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

Our liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, and to fund scheduled payments of principal and interest on our indebtedness.  Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. In addition, as of December 31, 2010, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

On December 14, 2010, Seagate HDD Cayman (“Seagate HDD”), an exempted limited liability company organized under the laws of the Cayman Islands and an indirect subsidiary of ours, issued $750 million in aggregate principal amount of 7.75% Senior Notes due December 2018. Seagate Technology plc fully and unconditionally guarantees, on a senior unsecured basis, the 2018 Notes. We intend to use the net proceeds of $736 million for general corporate purposes, which may include the repayment, redemption and/or repurchase of a portion of our outstanding indebtedness.

On January 18, 2011, Seagate Technology plc, and its subsidiary Seagate HDD entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. Currently, there are no borrowings under the revolving credit facility.

In the first half of fiscal year 2011, we redeemed our 2.375% Notes and our 5.75% Debentures. We expect to continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, through the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise, among others. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	December 31, 2010	July 2, 2010	Change
Cash and cash equivalents	$2,528	$2,263	$265
Short-term investments	286	252	34
Restricted cash and investments	97	114	(17)
Total	$2,911	$2,629	$282

Our cash and cash equivalents, short-term investments and restricted cash and investments increased by $282 million from July 2, 2010 primarily as a result of $736 million in net proceeds from the issuance of long-term debt, $752 million in cash provided by operating activities and $24 million in cash received from the issuance of ordinary shares under employee stock plans, partially offset by $560 million cash paid for capital expenditures, $361 million cash paid for the redemption of long-term debt and $305 million cash paid to repurchase 20.7 million of our ordinary shares.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 31, 2010 was $752 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  an increase of $51 million in inventories;

•                  an increase of $243 million in accounts payable; and

•                  a decrease of $134 million in accrued employee compensation, which was primarily due to $116 million in variable performance-based compensation paid in the six months ended December 31, 2010.

Cash Used in Investing Activities

During the six months ended December 31, 2010, we used $580 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $560 million.

Cash Used in Financing Activities

Net cash provided by financing activities of $93 million for the six months ended December 31, 2010 was primarily attributable to $736 million in net proceeds from the issuance of long-term debt and approximately $24 million in cash received from the issuance of ordinary shares under employee stock plans, partially offset by the redemption of our 2.375% Notes and 5.75% Debentures aggregating approximately $361 million and approximately $305 million to repurchase 20.7 million of our ordinary shares.

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

Since our fiscal year ended July 2, 2010, there have been no significant changes in our critical accounting policies and estimates.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, as filed with the SEC on August 20, 2010, for a discussion of our critical accounting policies and estimates. The following is a summary of activity for the first half of fiscal year 2011 related to updates in our estimates.

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

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2008 and 2009, total sales programs have ranged from 9% to 12% of gross revenues. In fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting from industry-wide supply constraints during the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter. During the first half of fiscal year 2011, however, sales programs returned to historical norms and approximated 9% of gross revenue.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue for fiscal years 2008 through 2010, and were approximately 0.3% of quarterly gross revenue in the first half of fiscal year 2011. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In the first half of fiscal year 2011, net favorable changes in estimates of prior warranty accruals approximated 0.1% of revenue. Our total warranty cost was 2.2%, 2.4% and 1.3% of revenue during fiscal years 2008, 2009 and 2010, respectively, while warranty cost related to new shipments (exclusive of the impact of reestimates of pre-existing liabilities) were 2.0%, 2.7% and 1.8%, respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.  In the first half of fiscal year 2011, the cost of new warranties issued (exclusive of the impact of any adjustments to prior warranty liabilities) was at the low end of the historical range of approximately 1.9% of revenue, and total warranty cost was 1.7% of revenue, which included a small net favorable adjustment to pre-existing liabilities. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended July 2, 2010 as filed with the SEC on August 20, 2010.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 31, 2010, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2010. All short-term investments mature in three years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at December 31, 2010
Assets
Cash equivalents:
Fixed rate	$2,394	$—	$—	$—	$—	$—	$2,394	$2,394
Average interest rate	0.17%						0.17%
Short-term investments:
Fixed rate	$130	$95	$43	$14	$—	$—	$282	$286
Average interest rate	2.13%	2.62%	3.29%	1.06%			2.41%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$19	$19	$17
Average interest rate						1.63%	1.63%
Total investment securities	$2,524	$95	$43	$14	$—	$19	$2,695	$2,697
Average interest rate	0.27%	2.62%	3.29%	1.06%		1.63%	0.41%
Debt
Fixed rate	$—	$560	$—	$430	$—	$1,950	$2,940	$3,002
Average interest rate		6.38%		10.00%		7.20%	7.44%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the six months ended December 31, 2010 and fiscal years 2010 and 2009, we did not enter into any hedges of net investments in foreign operations.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments. All of our foreign currency forward exchange contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Condensed Consolidated Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three and six months ended December 31, 2010 or January 1, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the same period.

The table below provides information as of December 31, 2010 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$714	30.98	$22
Singapore dollar	160	1.34	8
Czech koruna	14	18.39	—
Total	$888		$30

(1)                  Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of December 31, 2010, we had counterparty credit exposure of $30 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We have exposure to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”).  Through December 31, 2010, we had a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities.  Effective January 3, 2011, we cancelled the TRS, and intend to mitigate our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of December 31, 2010, we continued to hold auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of December 31, 2010, the estimated fair value of these auction rate securities was $17 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.  During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 12, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition: actions brought in the United States by Convolve, Inc. and the Massachusetts Institute of Technology, and by Rembrandt Data Storage LP, and investigations brought in the International Trade Commission by Qimonda AG and Rambus, Inc.;  and actions brought in Northern Ireland and Germany by Siemens AG.

Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part I, Item 1. Financial Statements—Note 12, Legal, Environmental and Other Contingencies of this Quarterly Report on Form 10-Q for a description of pending intellectual property proceedings.

As a result of certain restrictions under Irish law, our ability to repurchase shares may be restricted.

Certain restrictions under Irish law limit our ability to repurchase our ordinary shares using the assistance of a third party.  As a result, certain methods of repurchasing our ordinary shares that may previously have been available to us prior to our reorganization may not be permissible under Irish law and this may limit our options, and potentially our ability, to repurchase shares.  This reduction in flexibility in certain circumstances may negatively impact our share price.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the six month period ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended.

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

On November 29, 2010, our Board of Directors authorized repurchases up to an additional $2 billion of our outstanding ordinary shares. This new share repurchase authorization continues our commitment to enhancing shareholder value.

The following table sets forth information with respect to repurchases of our shares made during fiscal year 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through October 1, 2010	32.4	$18.02	32.4	$584
October 2, 2010 through October 29, 2010	—	—	—	—
October 30, 2010 through November 26, 2010	—	—	—	—
November 27, 2010 through December 31, 2010	20.7	$14.75	20.7	305
Cumulative repurchased through December 31, 2010	53.1	$16.74	53.1	$889

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

		DEF 14A	001-31560	Annex A	03/05/10

3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	08/20/10

4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	08/20/10

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10

4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10

4.9	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	12/14/10

4.10	Form of 7.75% Senior Note due 2018	8-K	001-31560	4.1	12/14/10

4.11	Registration Rights Agreement dated as of December 14, 2010, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-31560	4.3	12/14/10

10.1+	Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	08/20/10

10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	08/20/10

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	08/20/10

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)	10-K	001-31560	10.12	08/20/10

10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	08/20/10

10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10

10.15+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors					X

10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	08/20/10

10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.19+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	09/03/10

10.21+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	05/05/10

10.22+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10

10.23+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10

10.24	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.25	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.26	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.27	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

10.29	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

10.30	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

10.31	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

10.32	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10

10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

10.35	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

10.36	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10

10.37	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10

10.38	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10

10.39	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.40	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

10.41	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

10.42	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10

10.43	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10

10.44	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10

10.45	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10

10.47

Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent

						X

10.48

U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent

						X

10.49

U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent

						X

10.50

U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent

						X

10.51

Intercreditor Agreement, dated as of January 18, among The Bank of Nova Scotia, as Administrative Agent for the First Priority Secured Parties, Wells Fargo Bank, National Association, as Collateral Agent for the Second Priority Secured Parties, Seagate HDD Cayman, as Borrower, Seagate Technology International, as Second Lien Issuer, and each of the other Loan Parties thereto

						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.52

Indemnity, Subrogation and Contribution Agreement, dated as of January 18, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent

X

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	February 3, 2011	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 3, 2011	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)