Form 10-Q
period 2011-04-01
Seagate Technology plc
filed 2011-05-03
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of April 26, 2011, 430,085,128 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 1, 2011	July 2, 2010(a)
ASSETS
Current assets:
Cash and cash equivalents	$2,201	$2,263
Short-term investments	279	252
Restricted cash and investments	103	114
Accounts receivable, net	1,394	1,400
Inventories	834	757
Deferred income taxes	107	118
Other current assets	586	514
Total current assets	5,504	5,418
Property, equipment and leasehold improvements, net	2,208	2,263
Deferred income taxes	373	395
Other assets, net	195	171

Total assets	$8,280	$8,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,778	$1,780
Accrued employee compensation	136	263
Accrued warranty	198	189
Accrued expenses	419	422
Accrued income taxes	14	14
Current portion of long-term debt	560	329
Total current liabilities	3,105	2,997

Long-term accrued warranty	163	183
Long-term accrued income taxes	68	59
Other non-current liabilities	105	111
Long-term debt, less current portion	2,352	2,173

Total liabilities	5,793	5,523

Commitments and contingencies (See Notes 10 and 12)
Shareholders’ equity:
Ordinary shares and additional paid-in capital	3,930	3,851
Accumulated other comprehensive income (loss)	(2)	(4)
Retained earnings (accumulated deficit)	(1,441)	(1,123)
Total shareholders’ equity	2,487	2,724

Total liabilities and shareholders’ equity	$8,280	$8,247

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 2, 2010.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Revenue	$2,695	$3,049	$8,112	$8,738

Cost of revenue	2,179	2,148	6,517	6,261
Product development	224	224	646	658
Marketing and administrative	110	105	317	323
Amortization of intangibles	—	8	2	23
Restructuring and other, net	3	4	14	50
Impairment of long-lived assets	—	—	—	64
Total operating expenses	2,516	2,489	7,496	7,379

Income from operations	179	560	616	1,359

Interest income	2	2	6	4
Interest expense	(59)	(41)	(151)	(127)
Other, net	—	1	(21)	(7)
Other income (expense), net	(57)	(38)	(166)	(130)

Income before income taxes	122	522	450	1,229
Provision for (benefit from) income taxes	29	4	58	(1)
Net income	$93	$518	$392	$1,230

Net income per share:
Basic	$0.21	$1.05	$0.85	$2.48
Diluted	0.21	1.00	0.83	2.38
Number of shares used in per share calculations:
Basic	437	493	459	495
Diluted	453	520	475	519

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	April 1, 2011	April 2, 2010
OPERATING ACTIVITIES
Net income	$392	$1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	584
Share-based compensation	38	38
Loss on redemption of debt	26	—
Impairment of long-lived assets	—	64
Deferred income taxes	35	10
Other non-cash operating activities, net	(5)	22

Changes in operating assets and liabilities:
Accounts receivable, net	7	(418)
Inventories	(77)	(98)
Accounts payable	181	242
Accrued employee compensation	(127)	70
Accrued expenses, income taxes and warranty	(10)	(131)
Other assets and liabilities	(80)	(5)
Net cash provided by operating activities	947	1,608

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(685)	(372)
Purchases of short-term investments	(208)	(278)
Sales of short-term investments	118	75
Maturities of short-term investments	59	101
Change in restricted cash and investments	13	26
Other investing activities, net	—	1
Net cash used in investing activities	(703)	(447)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	15
Repayment of short-term borrowings	—	(365)
Repayments of long-term debt and capital lease obligations	(377)	(385)
Net proceeds from issuance of long-term debt	736	—
Repurchases of ordinary shares	(710)	(251)
Change in restricted cash and investments	2	379
Proceeds from issuance of ordinary shares under employee stock plans	48	81
Other financing activities, net	(5)	—
Net cash used in financing activities	(306)	(526)

Increase (decrease) in cash and cash equivalents	(62)	635
Cash and cash equivalents at the beginning of the period	2,263	1,427
Cash and cash equivalents at the end of the period	$2,201	$2,062

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended April 1, 2011

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at July 2, 2010	470	$—	$3,851	$(4)	$(1,123)	$2,724
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities, net	—	—	—	(1)	—	(1)
Change in unrealized gain (loss) on cash flow hedges, net	—	—	—	3	—	3
Net income	—	—	—	—	392	392
Comprehensive income						394
Issuance of ordinary shares under employee stock plans	6	—	48	—	—	48
Share repurchase	(50)	—	—	—	(710)	(710)
Adjustment to equity component of convertible debt upon redemption	—	—	(7)	—	—	(7)
Share-based compensation	—	—	38	—	—	38
Balance at April 1, 2011	426	$—	$3,930	$(2)	$(1,441)	$2,487

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

The results of operations for the three and nine months ended April 1, 2011, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2011. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended April 1, 2011 and April 2, 2010, consisted of 13 weeks and 39 weeks, respectively.  Fiscal year 2011 will be comprised of 52 weeks and will end on July 1, 2011.

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

Accounting Changes

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence and verifiable objective evidence (now referred to as third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor-specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  The Company implemented the provisions of this guidance beginning on July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  The Company implemented the provisions of this guidance beginning on July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.  Balance Sheet Information

Investments

The Company’s short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.  With the exception of securities held for its non-qualified deferred compensation plan, which are classified as trading securities, the Company classifies its investment portfolio as available-for-sale.  The Company recognizes its available-for-sale investments at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of shareholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through April 1, 2011.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities.  The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss).  Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of April 1, 2011, the Company’s restricted cash and investments consisted of $85 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations. As of July 2, 2010, the Company’s restricted cash and investments consisted of $76 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $38 million in cash and investments held as collateral at banks for various performance obligations.

Effective January 3, 2011, the Company cancelled its Total Return Swap (TRS), which had been used to manage the equity market risks associated with its Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”).  Currently, the Company manages its exposure to equity market risks associated with the deferred compensation liabilities by investing directly in mutual funds that mirror the employees’ investment options.  The Company classified investments held to satisfy the deferred compensation liabilities as trading securities.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of April 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,477	$—	$1,477
Money market funds	655	—	655
U.S. treasuries and agency bonds	131	—	131
Corporate bonds	47	—	47
Asset-backed securities	47	—	47
Certificates of deposit	27	—	27
Auction rate securities	19	(2)	17
Sovereigns and supranationals	15	—	15
Municipal bonds	14	—	14
	2,432	(2)	2,430
Trading securities:
Mutual funds	79	4	83
Money market funds	2	—	2
	81	4	85
Total	$2,513	$2	$2,515

Included in Cash and cash equivalents			$2,116
Included in Short-term investments			279
Included in Restricted cash and investments			103
Included in Other assets, net			17
Total			$2,515

As of April 1, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of April 1, 2011.

The fair value of the Company’s investments in debt securities classified as available-for-sale at April 1, 2011 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,323	$2,323
Due in 1 to 3 years	90	90
Thereafter	19	17
Total	$2,432	$2,430

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
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

As of July 2, 2010, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 2, 2010.

Inventories

(Dollars in millions)	April 1, 2011	July 2, 2010
Raw materials and components	$281	$263
Work-in-process	176	145
Finished goods	377	349
	$834	$757

Other Current Assets

(Dollars in millions)	April 1, 2011	July 2, 2010
Vendor non-trade receivables	$404	$351
Other	182	163
	$586	$514

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	April 1, 2011	July 2, 2010
Property, equipment and leasehold improvements	$7,267	$6,842
Accumulated depreciation and amortization	(5,059)	(4,579)
	$2,208	$2,263

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.  Restructuring and Exit Costs

The Company’s significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations, unless otherwise noted.

California Facility Consolidation. During the nine months ended April 1, 2011, the Company recorded restructuring charges of $3 million related to lease termination costs for the Company’s Sunnyvale, California facility as a result of the Company’s planned consolidation of its California facilities. The Company made cash payments of $3 million related to these plans during the six months ended December 31, 2010. This plan was substantially complete by the second quarter of fiscal year 2011.

2010 Plan. From the inception of the Company’s restructuring plans announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company has recorded $4 million related to employee termination costs. The Company made cash payments of $2 million relating to this plan during the three months ended October 1, 2010. This plan was substantially complete by the first quarter of fiscal year 2011.

AMK Plan. In August 2009, the Company announced that it will close its Ang Mo Kio (AMK) facility in Singapore (the “AMK Plan”). The Company expects to complete the closure during fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company’s Asia International Headquarters remains in Singapore. This closure and relocation is part of the Company’s ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company does not expect the closure to meaningfully change production capacity.  The Company currently estimates total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for severance, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. From the inception of this plan through April 1, 2011 the Company has recorded restructuring charges of approximately $45 million. During the nine months ended April 1, 2011, the Company recorded an additional $4 million in restructuring charges for other exit costs for the AMK Plan and another $2 million related to an adjustment of previously accrued post-employment benefits. The Company made cash payments of $29 million relating to this plan during the nine months ended April 1, 2011.

Other Restructuring and Exit Costs. Through April 1, 2011, the Company has recorded restructuring charges of approximately $119 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating $270 million related to its acquisition of Maxtor. During the nine months ended April 1, 2011, the Company recorded restructuring charges of $3 million related to facility lease obligations and $2 million related to post-employment benefits and made cash payments of $15 million on these and other smaller restructuring plans. The remaining balance as of April 1, 2011, is primarily associated with the exit of certain facilities or facility lease obligations. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended April 1, 2011, the Company recorded restructuring charges and adjustments of $3 million, comprised primarily of charges related to the planned closure of the Company’s AMK manufacturing operations in Singapore. The following table summarizes the Company’s restructuring activities for the nine months ended April 1, 2011:

(Dollars in millions)	Employee Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 2, 2010	$38	$46	$—	$84
Restructuring charges	—	2	1	3
Cash payments	(5)	(4)	(1)	(10)
Adjustments	1	—	—	1
Accrual balances at October 1, 2010	34	44	—	78
Restructuring charges	1	3	1	5
Cash payments	(6)	(8)	(1)	(15)
Adjustments	1	1	—	2
Accrual balances at December 31, 2010	30	40	—	70
Restructuring charges	1	—	3	4
Cash payments	(17)	(4)	(3)	(24)
Adjustments	—	(1)	—	(1)
Accrual balances at April 1, 2011	$14	$35	$—	$49

Of the $49 million balance in accrued restructuring at April 1, 2011, $24 million is included in Accrued expenses and $25 million is included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

4.  Debt and Convertible Notes

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility.  The revolving credit facility matures in January 2015.  There were no borrowings against the revolving credit facility as of April 1, 2011.

Long-Term Debt

$430 Million Aggregate Principal Amount of 10.00% Senior Secured Second-Priority Notes due May 2014 (the “2014 Notes”). On March 31, 2011, Seagate Technology International, an exempt limited liability company organized under the laws of the Cayman Islands and an indirect wholly-owned subsidiary of Seagate Technology plc, redeemed approximately $14 million aggregate principal amount of its 2014 Notes for cash at 110% of their principal amount, plus accrued and unpaid interest to the redemption date. The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2011.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The 2011 Notes are included in Current portion of long-term debt on the Condensed Consolidated Balance Sheet at April 1, 2011.

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

$55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the “5.75% Debentures”).  On July 27, 2010, the Company redeemed the entire outstanding aggregate principal amount of the 5.75% Debentures for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million.  The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended April 1, 2011.

Convertible Notes

$326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”).  On August 19, 2010, the Company redeemed the entire $326 million outstanding aggregate principal amount of the 2.375% Notes for cash at a redemption price equal to 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million. The Company recorded a loss on the redemption of approximately $22 million, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended April 1, 2011.

5.  Income Taxes

The Company recorded an income tax provision of $29 million and $58 million for the three and nine months ended April 1, 2011, respectively. The income tax provision for the three and nine months ended April 1, 2011 included approximately $15 million and $4 million, respectively, of net discrete charges, primarily related to increases in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years partially offset by the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitations.  In addition, the nine month period ended April 1, 2011 included an $11 million discrete income tax benefit from the loss recognized in the three months ending October 1, 2010 on the redemption of debt which was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

The Company’s provision for income taxes recorded for the three and nine months ended April 1, 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) the indefinite reinvestment of the Company’s earnings outside of Ireland, (ii) income tax benefits related to tax holiday and tax incentive programs, (iii) income tax expense related to intercompany transactions, (iv) an increase in valuation allowance for U.S. deferred tax assets, and (v) income tax reserves related to non-U.S. tax positions taken in prior fiscal years and the release of income tax reserves from settlements of income tax audits and the expiration of certain statutes of limitations.

During the nine months ended April 1, 2011, the Company’s unrecognized income tax benefits excluding interest and penalties increased by $9 million to $124 million. The unrecognized income tax benefits that, if recognized, would impact the effective tax rate were $124 million as of April 1, 2011, subject to certain future valuation allowance reversals.  During the 12 months beginning April 2, 2011, the Company expects to reduce its unrecognized income tax benefits by approximately $9 million as a result of settlements and the expiration of certain statutes of limitations.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The income tax provision for the three months ended April 2, 2010 included approximately $11 million of discrete income tax benefits recorded primarily for the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets and the release of income tax reserves as a result of the U.S. 9th Circuit Court of Appeals’ affirmation of the Tax Court decision in Xilinx v. Commissioner. The income tax benefit recognized for the nine months ended April 2, 2010 included approximately $39 million of discrete income tax benefits primarily for the release of income tax reserves associated with settlements, expiration of certain statutes of limitations, and the U.S. 9th Circuit Court decision, as mentioned above, the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets, and U.S. federal income tax legislative changes.

During the nine months ended April 2, 2010, and prior to the Company’s reorganization, the Company’s publicly traded parent was incorporated in the Cayman Islands and not subject to income tax. The Company’s income tax provision and benefit recorded for the three and nine months ended April 2, 2010 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) income tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain non-U.S. deferred tax assets, (iii) income tax expense related to intercompany transactions, and (iv) the release of certain income tax reserves.

During the nine months ended April 2, 2010, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $4 million to $114 million.

6.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.  As of April 1, 2011 and July 2, 2010, the Company had net unrealized gains on cash flow hedges of approximately $6 million and $3 million, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period that the underlying hedged transaction is included in earnings. Any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. As of April 1, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is a net gain of $7 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 1, 2011 and July 2, 2010:

As of April 1, 2011

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$266	$258
Singapore dollars	146	19
Czech koruna	—	11
	$412	$288

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

As of July 2, 2010

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$406	$163
Singapore dollars	84	8
Japanese yen	1	—
Czech koruna	—	10
	$491	$181

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its SDCP. Through December 31, 2010, the Company had a TRS in order to manage the equity market risks associated with the SDCP liabilities.  Effective January 3, 2011, the Company cancelled the TRS, and currently manages its exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheets as of April 1, 2011 and July 2, 2010:

Fair Values of Derivative Instruments as of April 1, 2011

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$8	Accrued expenses	$(2)

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	8	Accrued expenses	—

Total derivatives		$16		$(2)

Fair Values of Derivative Instruments as of July 2, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	(1)

Total derivatives		$7		$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (OCI) and the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2011:

The Effect of Derivative Instruments on the Statement of Operations

for the Three and Nine Months Ended April 1, 2011

(Dollars in millions)

Derivatives Designated	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
as Cash Flow Hedges	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	Excluded from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign exchange forward contracts	$(2)	$35	Cost of revenue	$10	$32	Cost of revenue	$(2)	$(1)

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Nine Months
Foreign exchange forward contracts	Other, net	$(1)	$19
Total return swap	Operating expenses	1	14
		$—	$33

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships for both the three and nine months ended April 1, 2011.  The amounts excluded from the assessment of hedge effectiveness, for the three and nine months ended April 1, 2011, were losses of $2 million and $1 million, respectively.

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

(Dollars in millions)

Derivatives Designated	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
as Cash Flow Hedges	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	Excluded from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign exchange forward contracts	$6	$11	Cost of revenue	$2	$6	Cost of revenue	$—	$1

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Nine Months
Foreign exchange forward contracts	Other, net	$8	$12
Total return swap	Operating expenses	4	17
		$12	$29

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships for both the three and nine months ended April 2, 2010. The amounts excluded from the assessment of hedge effectiveness, for the three and nine months ended April 2, 2010, were $0 and $1 million, respectively.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 1, 2011:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,477	$—	$1,477
Money market funds	639	—	—	639
U.S. treasuries and agency bonds	—	131	—	131
Corporate bonds	—	47	—	47
Asset-backed securities	—	47	—	47
Certificates of deposit	—	25	—	25
Sovereigns and supranationals	—	15	—	15
Municipal bonds	—	14	—	14
Total cash equivalents and short-term investments	639	1,756	—	2,395

Restricted cash and investments:
Mutual funds	83	—	—	83
Money market funds	18	—	—	18
Certificates of deposit	—	2	—	2
Derivative assets	—	16	—	16
Auction rate securities	—	—	17	17
Total assets	$740	$1,774	$17	$2,531

Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$639	$1,477	$—	$2,116
Short-term investments	—	279	—	279
Restricted cash and investments	101	2	—	103
Other current assets	—	16	—	16
Other assets, net	—	—	17	17
Total assets	$740	$1,774	$17	$2,531

Liabilities:
Accrued expenses	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Level 1 assets consist of money market funds and mutual funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 1, 2011, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through April 1, 2011. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended April 1, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in millions)	Auction Rate Securities
Balance at July 2, 2010	$17
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Balance at April 1, 2011	$17

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived from quoted prices in active markets in the following table in order of priority:

	April 1, 2011		July 2, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Capital Leases	$1	$1	$2	$2
10.0% Senior Secured Second-Priority Notes due May 2014	403	485	413	490
6.375% Senior Notes due October 2011	559	573	559	577
5.75% Subordinated Debentures due March 2012	—	—	31	33
2.375% Convertible Senior Notes due August 2012	—	—	298	329
6.8% Senior Notes due October 2016	599	622	599	587
7.75% Senior Notes due December 2018	750	783	—	—
6.875% Senior Notes due May 2020	600	603	600	574
	2,912	3,067	2,502	2,592
Less current portion of long-term debt	(560)	(574)	(329)	(362)
Long-term debt, less current portion	$2,352	$2,493	$2,173	$2,230

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

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 426,407,528 shares were outstanding as of April 1, 2011, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 1, 2011.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of April 1, 2011, there were no preferred shares outstanding.

Issuance of Ordinary Shares

During the nine months ended April 1, 2011, the Company issued approximately 3.4 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares and approximately 3 million of its ordinary shares related to employee stock purchases.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth information with respect to repurchases of the Company’s shares made during fiscal year 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased

Cumulative repurchased through July 2, 2010	32.4	$584
July 3, 2010 through October 1, 2010	—	—
October 2, 2010 through December 31, 2010	20.7	305
January 1, 2011 through April 1, 2011	—	—
Cumulative repurchased through April 1, 2011	53.1	$889

November 2010 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased

Cumulative repurchased through December 31, 2010	—	$—
January 1, 2011 through April 1, 2011	29.5	405
Cumulative repurchased through April 1, 2011	29.5	$405

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.  Compensation

The Company recorded approximately $12 million and $38 million of stock-based compensation during the three and nine months ended April 1, 2011, respectively. The Company recorded approximately $13 million and $38 million of stock-based compensation during the three and nine months ended April 2, 2010, respectively.

Seagate Technology plc 2001 Share Option Plan (the “SOP”). A maximum of 100 million ordinary shares are issuable under the SOP. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SOP were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. On February 1, 2011, the SOP expired and as a result the Company will no longer be issuing shares under this plan.

Seagate Technology plc 2004 Share Compensation Plan (the “SCP”). A maximum of 63.5 million ordinary shares are issuable under the SCP, including 10 million authorized for issuance of share awards and restricted units. Share awards and restricted units granted to employees generally vest 25% annually. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SCP were granted at fair market value. As of April 1, 2011, there were approximately 16 million ordinary shares available for issuance under the SCP.

Seagate Technology plc Stock Purchase Plan (the “ESPP”). There are 40 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of April 1, 2011 there were approximately 7 million ordinary shares available for issuance under the ESPP.

On September 13, 2010, the Company granted performance-based restricted units to its senior executive officers under the SCP.  A single restricted unit represents the right to receive a single ordinary share of the Company.  The performance-based restricted units vest after the end of the performance period of three years from the grant date.  Vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company’s Board of Directors.  The performance goals are a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company’s ordinary shares measured against a benchmark TSR of a peer group over the same three-year period.  A percentage of the performance-based restricted units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met.  The number of stock units to vest will range from 0% to 200% of the targeted 324,310 units.  In evaluating the fair value of the performance-based restricted stock unit, the Company used a Monte Carlo simulation on the grant date, taking the TSR goal into consideration, and determined the fair value to be $12.13 per unit.  Compensation expense related to the performance-based restricted units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.  Compensation expense related to these restricted units for the three and nine months ended April 1, 2011 was not material.

i365, Inc. 2010 Equity Incentive Plan (the “i365 Plan”). In October 2010, i365, Inc. (“i365”), a wholly owned subsidiary of the Company, adopted the i365, Inc. 2010 Equity Incentive Plan (the “i365 Plan”).  A maximum of 5 million shares of i365’s common stock are issuable under the i365 Plan.  Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant.

During the three months ended April 1, 2011, the Company issued options for the purchase of approximately 4 million i365 common shares with an exercise price of $0.71. As of April 1, 2011, there were approximately 1 million shares of common stock available for issuance under the i365 Plan. The compensation expense associated with options granted to date under the i365 Plan is not material.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended April 1, 2011 and April 2, 2010 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Balance, beginning of period	$367	$401	$372	$437
Warranties issued	54	56	151	167
Repairs and replacements	(53)	(53)	(152)	(167)
Changes in liability for pre-existing warranties, including expirations	(7)	(10)	(10)	(43)
Balance, end of period	$361	$394	$361	$394

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.  Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the ESPP, and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions, except per share data)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Numerator:
Net income	$93	$518	$392	$1,230
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	2	—	4
Net income, as adjusted	$93	$520	$392	$1,234

Number of shares used in per share calculations:
Weighted-average shares outstanding	437	493	459	495
Weighted-average nonvested shares	—	—	—	—
Total shares for purpose of calculating basic net income per share	437	493	459	495
Weighted-average effect of dilutive securities:
Employee equity award plans	16	23	16	20
6.8% Convertible Senior Notes due April 2010	—	4	—	4
Dilutive potential shares:	16	27	16	24
Total shares for purpose of calculating diluted net income per share	453	520	475	519

Net income per share:
Basic net income per share	$0.21	$1.05	$0.85	$2.48
Diluted net income per share	$0.21	$1.00	$0.83	$2.38

The following potential shares were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Employee equity award plans	15	10	18	23

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Legal, Environmental and Other Contingencies

The Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially.

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. —On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in Seagate’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. If willful infringement is found by the jury, the court may assess, in addition to compensatory damages for the infringement, punitive damages in an amount up to three times the amount of such compensatory damages. If willful and malicious misappropriation is found by the jury, the court may assess, in addition to compensatory damages for the misappropriation, punitive damages in an amount up to two times the amount of such compensatory damages.

On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued to Convolve US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the ‘473 patent”). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent. The ‘635 patent expired on September 12, 2008. The court ruled in 2010 that the ‘267 patent was out of the case. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously. In view of the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU ‘769 patent. Trial on liability issues was completed in June 2010, and the Company awaits the court’s decision. The Company believes the claims are without merit. If the court finds liability for patent infringement, a separate trial on damages issues would be held in the future. No such trial has been scheduled at this time. Siemens has not stated the amount of damages it would seek in such a trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at the separate trial and in light of Siemens not having stated an amount of damages it may seek in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI Corporation and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both. Qimonda appealed to the ITC Commission, which ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commissions’ ruling to the Court of Appeals for the Federal Circuit. On January 17, 2011, the Federal Circuit affirmed the Commission’s ruling in full; accordingly, the Company does not expect this matter will result in a loss.

Collins, et al. v. Seagate Technology, et al.—On July 15, 2009, Carl Collins and Farzin Davanloo filed a complaint against Seagate Technology, Seagate Technology LLC, and 19 other hard drive, computer, and retail companies. The complaint alleges that unspecified hard disk drives and components thereof infringe US patent Nos. 5,411,797 (the ‘797 patent) and 5,478,650 (the ‘650 patent), both entitled “Nanophase Diamond Films.” The case is pending in the US District Court for the Eastern District of Texas, Marshall Division. The complaint seeks unspecified damages and an injunction. The Company filed an answer to the complaint on September 8, 2009, denying all material allegations and asserting affirmative defenses. On October 4, 2010, the case against the Seagate entities was dismissed with prejudice pursuant to a confidential settlement agreement; accordingly, the Company does not expect this matter will result in a loss.

Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against Seagate in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. No trial date has been set in the litigation.  In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the “EU ‘769 Patent”), which corresponds to the patent in suit in the U.S. and Northern Ireland Siemens’ litigations. Siemens seeks a declaration that the EU ‘769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action. The trial on liability issues has not been held. That trial is scheduled to begin September 20, 2011. If, following that trial, the court finds liability for patent infringement, a separate trial on damages issues would be held. No such trial has been scheduled at this time. Siemens has not stated the amount of damages it would seek in such a trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at the separate trial and in light of Siemens not having stated an amount of damages it may seek in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

Rembrandt Data Storage, LP v. Seagate Technology LLC — On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, “Thin Film Heads Having Solenoid Coils,” and U.S. Patent No. 6,195,232, “Low-Noise Toroidal Thin Film Head With Solenoidal Coil.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys’ fees and costs. The company intends to vigorously defend this case.  Trial is scheduled to begin May 14, 2012.  Rembrandt has not stated the amount of damages it would seek at trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at trial and in light of Rembrandt not having stated an amount of damages it may seek in this matter, the Company does not believe a reasonable estimate of the possible range of loss related to this matter is currently possible.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same - On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other defendants, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. Seagate is responding to the investigation.  The hearing before the Administrative Law Judge is scheduled to begin October 12, 2011. In light of the current status of this matter and the nature of the relief sought, we are unable to estimate the reasonably possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.  Subsequent Events

Dividends

On April 7, 2011, the Board of Directors approved a quarterly cash dividend of $0.18 per share. The first dividend will be payable on June 1, 2011 to shareholders of record as of the close of business on May 2, 2011.

Pending Transaction with Samsung

On April 19, 2011, the Company and Samsung Electronics Co., Ltd. (“Samsung”), a company organized under the laws of the Republic of Korea, entered into an Asset Purchase Agreement pursuant to which the Company will acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard disk drives. Under the terms of the agreement, Samsung will receive consideration comprised of $687.5 million in cash and approximately 45.2 million of the Company’s ordinary shares.

The agreement has no financing contingencies, and is subject to customary closing conditions, including review by U.S. and international regulators.  The transaction is expected to close by the end of calendar year 2011.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended April 1, 2011, December 31, 2010 and April 2, 2010 herein referred to as the “March 2011 quarter”, the “December 2010 quarter” and the “March 2010 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2011, December 2010, and March 2010 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending July 1, 2011 (the “June 2011 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, global economic conditions may pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to uncertain financial conditions. Such risks and uncertainties also include, but are not limited to, the impact of variable demand; the possible impact of natural disasters, such as were recently experienced in Japan, on our sources of supply or on end demand for our products; dependence on Seagate’s ability to successfully qualify, manufacture and sell its disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the risk that our recently announced transaction with Samsung Electronics Co., Ltd. (“Samsung”) will not be consummated and the risk that we will incur significant costs in connection with the transaction (see Pending Transaction with Samsung below); the impact of competitive product announcements; and our ability to achieve projected cost savings. We also encourage you to read our Annual Report on Form 10-K Form 10-K/A and our Quarterly Reports on Form 10-Q as filed with the U.S. Securities and Exchange Commission (SEC) on August 20, 2010, October 6, 2010, November 3, 2010 and February 3, 2011, respectively, which contain information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the March 2011 quarter.  The March 2011 quarter summary and trends.

•                  Results of Operations. An analysis of our financial results comparing the March 2011 quarter to the December 2010 quarter and the March 2010 quarter.

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

Overview of the March 2011 Quarter

We shipped 48.7 million units, flat from the December 2010 quarter and a decrease of 3% from the March 2010 quarter. Revenue was $2.7 billion, gross margin as a percentage of revenue was 19%, and net income was $93 million.

In the March 2011 quarter, we generated operating cash flows of $195 million. Additionally, we repurchased 29.5 million of our ordinary shares for $405 million and had capital expenditures of $125 million.

Demand Trends for Disk Drives

The Total Available Market (TAM) for hard disk drives in the March 2011 quarter was approximately 160 million units, a decrease of 4% from the December 2010 quarter, and relatively flat as compared to the March 2010 quarter. We believe demand for disk drives strengthened towards the end of the March 2011 quarter due to a reaction to possible supply chain disruptions stemming from the earthquake and tsunami in Japan.

Disk Drives for Enterprise Storage.   We believe the TAM for enterprise disk drives for the March 2011 quarter was approximately 14 million units, flat when compared to the December 2010 quarter and an increase of 10% when compared to the March 2010 quarter. We believe that the increase in the TAM from the March 2010 quarter was primarily due to the continuing commercial refresh of information technology equipment in large enterprises.

Disk Drives for Client Compute.   We believe that the client compute TAM for the March 2011 quarter was approximately 115 million units, a decrease of 5% and 7% as compared to the December 2010 and March 2010 quarters, respectively. We believe this decline reflects normal seasonal patterns as well as the continued softness in consumer demand.

Disk Drives for Client Non-Compute.  We believe the client non-compute TAM in the March 2011 quarter was approximately 31 million units, a decrease of 1% from the December 2010 quarter and an increase of 21% from the March 2010 quarter primarily due to the strength of the retail market in Asia Pacific.

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

Pending Transaction with Samsung

On April 19, 2011, we entered into an Asset Purchase Agreement with Samsung, a company organized under the laws of the Republic of Korea, pursuant to which we will acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard disk drives. Under the terms of the agreement, Samsung will receive consideration comprised of $687.5 million in cash and approximately 45.2 million of our ordinary shares. The transaction is expected to close by the end of calendar year 2011.

The agreement has no financing contingencies, and is subject to customary closing conditions, including review by U.S. and international regulators. The agreement contains certain termination rights for Samsung and provides that a specified fee must be paid by us to Samsung in connection with certain termination events. In certain specified circumstances, we must pay Samsung a termination fee of $72.5 million (generally if the transaction has not been consummated and the requisite regulatory approvals have not been obtained by the Expiration Date of December 31, 2011, which may be extended in certain circumstances to March 31, 2012). If regulatory approvals have been obtained but the transaction has not been consummated by the Expiration Date, then in certain specified circumstances we must pay Samsung a termination fee of $82.5 million (generally if we are in breach of the agreement and legal remedies are not awarded to Samsung).

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Revenue	$2,695	$3,049	$8,112	$8,738
Cost of revenue	2,179	2,148	6,517	6,261
Gross margin	516	901	1,595	2,477
Product development	224	224	646	658
Marketing and administrative	110	105	317	323
Amortization of intangibles	—	8	2	23
Restructuring and other, net	3	4	14	50
Impairment of long-lived assets	—	—	—	64
Income from operations	179	560	616	1,359
Other income (expense), net	(57)	(38)	(166)	(130)
Income before income taxes	122	522	450	1,229
Provision for (benefit from) income taxes	29	4	58	(1)
Net income	$93	$518	$392	$1,230

	For the Three Months Ended		For the Nine Months Ended
(as a percentage of revenue)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Revenue	100%	100%	100%	100%
Cost of revenue	81	70	80	72
Gross margin	19	30	20	28
Product development	8	7	8	8
Marketing and administrative	4	4	4	4
Amortization of intangibles	—	1	—	—
Restructuring and other, net	—	—	—	—
Impairment of long-lived assets	—	—	—	1
Income from operations	7	18	8	15
Other income (expense), net	(2)	(1)	(2)	(1)
Income before income taxes	5	17	6	14
Provision for (benefit from) income taxes	1	—	1	—
Net income	4%	17%	5%	14%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages and ASPs)	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	April 2, 2010

Net Revenue	$2,695	$2,719	$3,049	$8,112	$8,738
Unit Shipments:
Enterprise	7.4	7.1	6.9	21.4	18.9
Client Compute	32.0	31.5	34.9	96.8	103.2
Client Non-Compute	9.3	10.3	8.4	28.6	24.3
Total Units Shipped	48.7	48.9	50.2	146.8	146.4
ASPs (per unit)	$55	$55	$60	$55	$59

Revenues by Channel (%)
OEMs	67%	68%	72%	69%	70%
Distributors	23%	21%	21%	22%	22%
Retailers	10%	11%	7%	9%	8%
Revenues by Geography (%)
Americas	29%	29%	26%	29%	26%
EMEA	21%	21%	23%	21%	23%
Asia Pacific	50%	50%	51%	50%	51%

We shipped 48.7 million units, flat from the December 2010 quarter and a decrease of 3% from the March 2010 quarter. Revenue in the March 2011 quarter of $2.7 billion was relatively flat as compared to the December 2010 quarter and decreased 12% as compared to the March 2010 quarter. Revenue of $8.1 billion in the first nine months of fiscal year 2011 reflected a 7% decrease from the corresponding year-ago period. Revenue continued to be impacted by the cumulative effect of the competitive pricing environment the industry experienced during the last twelve months.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	April 2, 2010
Cost of revenue	$2,179	$2,190	$2,148	$6,517	$6,261
Gross margin	516	529	901	1,595	2,477
Gross margin percentage	19%	19%	30%	20%	28%

Gross margin, as a percentage of revenue, of 19%, for the March 2011 quarter was flat compared to the December 2010 quarter and decreased from 30% in the March 2010 quarter. Similarly, gross margin, as a percentage of revenue for the first nine months of fiscal year 2011 decreased to 20% from 28% in the corresponding year-ago period. Gross margins continued to be impacted by the cumulative effect of the competitive pricing environment the industry experienced during the last twelve months and the absence of any meaningful new product introductions which generally have a positive effect on margins.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	April 2, 2010
Product development	$224	$213	$224	$646	$658
Marketing and administrative	110	102	105	316	323
Amortization of intangibles	—	1	8	2	23
Restructuring and other, net	3	7	4	14	50
Impairment of long-lived assets	—	—	—	—	64
Operating expenses	$337	$323	$341	$978	$1,118

Product Development Expense.   Product development expense for the March 2011 quarter increased from the immediately preceding quarter mainly reflecting an increase of $7 million in variable performance-based compensation expense. Product development expense was flat from the same period in fiscal year 2010, reflecting a $6 million decrease in variable performance-based compensation expense offset by an increase in headcount related expenses and fewer research grants received.

The decrease in product development expense for the first nine months of fiscal year 2011 reflected the net result of a $30 million decrease in variable performance-based compensation compared to the same period in fiscal year 2010, partially offset by an increase in spending for new programs and fewer research grants received.

Marketing and Administrative Expense.   Marketing and administrative expense for the March 2011 quarter increased $8 million from the immediately preceding quarter mainly due to increases in variable performance-based compensation and other employee-related costs. Marketing and administrative expense increased from the same period in fiscal year 2010, primarily due to the non-recurrence of $6 million of insurance reimbursements for legal expenses received in the March 2010 quarter and an increase of $5 million in headcount related expenses. These increases were partially offset by a decrease of $5 million in variable performance-based compensation as compared to the March 2010 quarter.

Marketing and administrative expense for the first nine months of fiscal year 2011 reflected the net result of a $20 million decrease in variable performance-based compensation compared to the same period in fiscal year 2010, partially offset by the non-recurrence of $13 million of insurance reimbursements for legal expenses received in fiscal year 2010.

Restructuring and Other, Net. During the first nine months of fiscal year 2011, we recorded restructuring and other charges of $14 million primarily associated with previously announced restructuring activities. During the same period in fiscal year 2010, we recorded restructuring and other charges of $50 million mainly comprised of charges related to the AMK restructuring plan announced in August 2009.

Impairment of Long-lived Assets.    During the first nine months of fiscal year 2010, we committed to a plan to sell certain equipment related to research activities that had ceased.  In connection with this plan, we reclassified these assets as held for sale and recorded an impairment charge of approximately $64 million to adjust the carrying value of these assets to the estimated fair value, less cost to sell.

Other Income (Expense), net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	April 2, 2010
Other expense, net	$(57)	$(31)	$(38)	$(166)	$(130)

Other expense, net for the March 2011 quarter increased from the immediately preceding quarter primarily due to increases of $13 million in interest expense resulting from higher average debt balances and an $8 million net unfavorable change related to foreign exchange hedges and remeasurement.

Other expense, net for the March 2011 quarter increased from the same period in fiscal year 2010 primarily due to an increase of $19 million in interest expense resulting from higher average debt balances.

Other expense, net for the first nine months of fiscal year 2011 increased from the same period in fiscal year 2010 primarily due to increases of $26 million in losses related to the redemption of debt, $23 million in interest expense resulting from higher average debt balances and an $8 million net unfavorable change related to foreign exchange hedges and remeasurement, partially offset by a $13 million write-down of an equity investment in the year-ago period.

Income Taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2011	December 31, 2010	April 2, 2010	April 1, 2011	April 2, 2010
Provision for (benefit from) income taxes	$29	$25	$4	$58	$(1)

Our income tax provision recorded for the March 2011 quarter and for the first nine months of fiscal year 2011 included approximately $15 million and $4 million, respectively, of net discrete charges, primarily related to increases in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years partially offset by the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitations. In addition, the nine month period ended April 1, 2011 included an $11 million of discrete income tax benefit from the loss recognized in the three months ending October 1, 2010 on the redemption of debt which was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision recorded for the March 2011 quarter and for the first nine months of fiscal year 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) the indefinite reinvestment of our earnings outside of Ireland, (ii) income tax benefits related to tax holiday and tax incentive programs, (iii) income tax expense related to intercompany transactions, (iv) an increase in valuation allowance for U.S. deferred tax assets, and (v) income tax reserves related to non-U.S. tax positions taken in prior fiscal years and the release of income tax reserves from settlements of income tax audits and the expiration of certain statutes of limitations.

During the March 2011 quarter, our unrecognized income tax benefits excluding interest and penalties increased by $9 million to $124 million. The unrecognized income tax benefits that, if recognized, would impact the effective tax rate were $124 million as of the end of the March 2011 quarter, subject to certain future valuation allowance reversals.  During the 12 months beginning April 2, 2011, we expect to reduce our unrecognized income tax benefits by approximately $9 million as a result of settlements and the expiration of certain statutes of limitations.

Our income tax provision for the March 2010 quarter included approximately $11 million of discrete income tax benefits recorded primarily for the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets and the release of income tax reserves as a result of the U.S. 9th Circuit Court of Appeals’ affirmation of the Tax Court decision in Xilinx v. Commissioner. Our income tax benefit recognized for the first nine months of fiscal year 2010 included approximately $39 million of discrete income tax benefits primarily for the release of income tax reserves associated with settlements, expiration of certain statutes of limitations, and the U.S. 9th Circuit Court decision, as mentioned above, the reversal of valuation allowance previously recorded for certain non-U.S. deferred tax assets, and U.S. federal income tax legislative changes.

During the first nine months of fiscal year 2010, and prior to our reorganization, our publicly traded parent was incorporated in the Cayman Islands and not subject to income tax.  Our income tax provision and benefit recorded for the March 2010 quarter and for the first nine months of fiscal year 2010 differed from the provision (benefit) for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) income tax benefits related to tax holiday and tax incentive programs, (ii) a decrease in valuation allowance for certain non-U.S. deferred tax assets, (iii) income tax expense related to intercompany transactions, and (iv) the release of certain income tax reserves.

During the first nine months of fiscal year 2010, our unrecognized tax benefits excluding interest and penalties decreased by $4 million to $114 million.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and, accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of April 1, 2011.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of April 1, 2011, consisted of: (1) approximately $2.5 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $103 million in restricted cash and investments, of which $85 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

On January 18, 2011, Seagate Technology plc, and its subsidiary Seagate HDD entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of April 1, 2011, no borrowings have been drawn under the revolving credit facility, nor has any portion of the line of credit been utilized for letters of credit.  The complete line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and short-term investments; (2) a fixed charge coverage ratio; and (3) a net leverage ratio.  As of April 1, 2011, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

On April 7, 2011, we announced that our Board of Directors approved a quarterly cash dividend of $0.18 per share. The first dividend will be payable on June 1, 2011 to shareholders of record as of the close of business on May 2, 2011.

Our liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months. In connection with the pending transaction with Samsung noted above, we expect to pay cash consideration of $687.5 million. We currently expect to fund this transaction with cash from operations, however, depending on market conditions and the timing of the deal, coupled with current year capital addition requirements, we may choose to raise additional funds in the debt market. In addition, as of April 1, 2011, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

In the first nine months of fiscal year 2011, we redeemed our 2.375% Convertible Senior Notes due August 2012 (the “2.375% Notes”) and our 5.75% Subordinated Debentures due March 2012 (the “5.75% Notes”). We also elected to use the proceeds received from the most recently completed offering period of our Employee Stock Purchase Plan to redeem, in accordance with the terms of the underlying indenture, $14 million par value of our 10.0% Senior Secured Second-Priority Notes due May 2014 (the “10% Notes”). We expect to continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, through the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise, among others. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	April 1, 2011	July 2, 2010	Change
Cash and cash equivalents	$2,201	$2,263	$(62)
Short-term investments	279	252	27
Restricted cash and investments	103	114	(11)
Total	$2,583	$2,629	$(46)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased by $46 million from July 2, 2010 primarily as a result of $710 million cash paid to repurchase 50.2 million of our ordinary shares, $685 million cash paid for capital expenditures and $377 million cash paid for the redemption of long-term debt, partially offset by $947 million in cash provided by operating activities, $736 million in net proceeds from the issuance of long-term debt, and $48 million in cash received from the issuance of ordinary shares under employee stock plans.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended April 1, 2011 was $947 million and includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  an increase of $77 million in inventories;

•                  an increase of $181 million in accounts payable; and

•                  a decrease of $127 million in accrued employee compensation, mainly related to a decrease in variable performance-based compensation.

Cash Used in Investing Activities

During the nine months ended April 1, 2011, we used $703 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $685 million.

Cash Used in Financing Activities

Net cash used in financing activities of $306 million for the nine months ended April 1, 2011 was attributable to approximately $710 million to repurchase 50.2 million of our ordinary shares and $377 million for the redemption of our 2.375% Notes, 5.75% Debentures and a portion of our 10% Notes, partially offset by $736 million in net proceeds from the issuance of long-term debt and approximately $48 million in cash received from the issuance of ordinary shares under our employee stock plans.

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

Since our fiscal year ended July 2, 2010, there have been no significant changes in our critical accounting policies and estimates.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, as filed with the SEC on August 20, 2010, for a discussion of our critical accounting policies and estimates. The following is a summary of activity for the first nine months of fiscal year 2011 related to updates in our estimates.

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

While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such rebates and adjustments, actual market conditions or customer behavior could differ from our expectations. As a result, actual payments under these programs, which may spread over several months after the related sale, may vary from the amount accrued. Accordingly, revenues and margins in the period in which the adjustment occurs may be affected. For example, if the pricing environment is more competitive than we anticipated, accruals for forward price protection rebates may be inadequate.  In periods when pricing is less competitive, accruals for forward price protection rebates may exceed actual payments.  In addition, during periods in which our distributors’ inventories of our products are at higher than historical levels, our contra-revenue estimates are subject to a greater degree of subjectivity and the potential for actual results to vary is accordingly higher. Currently, out distributors’ inventories are within the historical range.

Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. For fiscal years 2008 and 2009, total sales programs have ranged from 9% to 12% of gross revenues. In fiscal year 2010, sales programs dropped to approximately 6% of gross revenue, reflecting a more stable pricing environment resulting from industry-wide supply constraints during the first half of fiscal year 2010 and a relatively balanced supply and demand environment during the March 2010 quarter. During the first nine months of fiscal year 2011, however, sales programs returned to historical norms and approximated 9% of gross revenue.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue for fiscal years 2008 through 2010, and were approximately 0.2% of quarterly gross revenue in the first nine months of fiscal year 2011. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In the first nine months of fiscal year 2011, net favorable changes in estimates of prior warranty accruals approximated 0.1% of revenue. Our total warranty cost was 2.2%, 2.4% and 1.3% of revenue during fiscal years 2008, 2009 and 2010, respectively, while warranty cost related to new shipments (exclusive of the impact of reestimates of pre-existing liabilities) were 2.0%, 2.7% and 1.8%, respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates.  In the first nine months of fiscal year 2011, the cost of new warranties issued (exclusive of the impact of any adjustments to prior warranty liabilities) was at the low end of the historical range at approximately 1.9% of revenue, and total warranty cost was 1.7% of revenue, which included a net favorable adjustment to pre-existing liabilities. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At April 1, 2011, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 1, 2011. All short-term investments mature in three years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at April 1, 2011

Assets
Cash equivalents:
Fixed rate	$2,116	$—	$—	$—	$—	$—	$2,116	$2,116
Average interest rate	0.15%						0.15%
Short-term investments:
Fixed rate	$56	$151	$55	$14	$—	$—	$276	$279
Average interest rate	2.93%	2.00%	2.70%	1.06%			2.28%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$19	$19	$17
Average interest rate						9.43%	9.43%
Total investment securities	$2,172	$151	$55	$14	$—	$19	$2,411	$2,412
Average interest rate	0.22%	2.00%	2.70%	1.06%		9.43%	0.46%
Debt
Fixed rate	$—	$560	$—	$416	$—	$1,950	$2,925	$3,067
Average interest rate		6.38%		10.00%		7.19%	7.43%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the nine months ended April 1, 2011 and fiscal years 2010 and 2009, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Other income (expense) on the Condensed Consolidated Statements of Operations. We did not have any net gains (losses) recognized in Other income (expense) for cash flow hedges due to hedge ineffectiveness during the three and nine months ended April 1, 2011 or April 2, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of April 1, 2011 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$524	30.85	$8
Singapore dollar	165	1.30	6
Czech koruna	11	17.62	—
Total	$700		$14

(1)                   Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our accounts receivable balances, our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for both our accounts receivable balances and our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of April 1, 2011, we had counterparty credit exposure of $14 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We have exposure to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Non-qualified Deferred Compensation Plan — the Seagate Deferred Compensation Plan (the “SDCP”).  Through December 31, 2010, we had a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities.  Effective January 3, 2011, we cancelled the TRS, and currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of April 1, 2011, we continued to hold auction rate securities with a par value of approximately $19 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of April 1, 2011, the estimated fair value of these auction rate securities was $17 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2011.  During the quarter ended April 1, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

We will not be able to complete the Strategic Alignment with Samsung unless we receive the requisite regulatory approvals.

We have recently announced the entry into an asset purchase agreement with Samsung Electronics Co., Ltd. (“Samsung”), pursuant to which we agreed to acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard disk drives and to enter into certain related agreements in connection therewith, including an intellectual property agreement, a patent cross-license agreement, a disk drive supply agreement, a NAND flash memory supply agreement and a shareholder agreement.  The purchase price for these assets consists of $687.5 million in cash and approximately 45.2 million of our ordinary shares.  Under the terms of the asset purchase agreement, the transactions contemplated thereby are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, clearance by the European Commission and the receipt of certain other similar regulatory approvals from the Republic of Korea, Japan, and the People’s Republic of China.  While we intend to consummate the transactions contemplated by the asset purchase agreement and related agreements as soon as practicable after such regulatory approvals are obtained, there can be no assurance that we will obtain such approvals when expected or at all, which could, among other things, delay or prevent us from completing the transactions contemplated by the asset purchase agreement and related agreements or restrict our ability to realize the expected financial and strategic goals of the transactions contemplated thereby.  In certain specified circumstances, we must pay Samsung a termination fee of $72.5 million (generally if the transaction has not been consummated and the requisite regulatory approvals have not been obtained by the Expiration Date of December 31, 2011, which may be extended in certain circumstances to March 31, 2012). If regulatory approvals have been obtained but the transaction has not been consummated by the Expiration Date, then in certain specified circumstances we must pay Samsung a termination fee of $82.5 million (generally if we are in breach of the agreement and legal remedies are not awarded to Samsung).

If we do not realize the expected benefits of our Strategic Alignment with Samsung, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our strategic alignment with Samsung.  If we cannot successfully integrate the assets we acquire from Samsung into our operations, we may experience negative consequences to our business, financial condition or results of operations.  The integration of the assets that we acquire from Samsung into our business will involve a number of risks, including, but not limited to:

•                  Diversion of senior management’s attention from the management of daily operations to the integration of the acquired assets into our business;

•                  The potential that we do not successfully integrate the employees that we hire from Samsung’s hard disk drive business into our business;

•                  The potential loss of key customers or suppliers of Samsung’s hard disk drive business who do not choose to do business with us;

•                  The risk of higher than anticipated costs in continuing support and development of acquired products;

•                  Difficulties and uncertainties in achieving anticipated cost reductions and operational synergies;

•                  Potential difficulties integrating manufacturing and design processes and controls;

•                  Potential difficulties integrating and harmonizing financial reporting systems; and

•                  Potential incompatibility of technology and systems.

Even if we are able to successfully integrate the assets that we acquire from Samsung into our business, we may not be able to realize the cost savings, synergies and growth that we anticipate from this transaction in the timeframe we currently expect, and the costs of achieving these benefits may be higher than we currently expect, because of a number of risks, including but not limited to:

•                  The possibility that the transaction may not further our business strategy as we expected;

•                  Our operating results or financial condition may be adversely impacted by liabilities that we assume in the transaction; and

•                  The risk of intellectual property disputes with respect to the acquired assets.

As a result of these risks, the transaction may not contribute to our earnings as we expected, we may not achieve expected cost synergies when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

The issuance of our ordinary shares to Samsung in connection with the asset purchase agreement will dilute the holdings of our existing shareholders.

In connection with the asset purchase agreement with Samsung, we expect to issue approximately 45.2 million shares of our ordinary shares to Samsung, representing approximately 9.6% of our outstanding ordinary shares.  We will be issuing these shares from our authorized but unissued share reserves, and this issuance will have the effect of diluting the ownership of our existing shareholders.

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

Restrictions Imposed by Debt Covenants—Restrictions imposed by our senior secured revolving credit facility and the indenture governing our 10% Senior Secured Second-Priority Notes due 2014 may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

        Our senior secured revolving credit facility and the indenture governing our 10% Senior Secured Second-Priority Notes due 2014 (the "10% Notes") impose, and the terms of any future debt may impose, operating and other restrictions on us. Subject to qualifications and exceptions, our senior secured revolving credit facility and such indenture limit, among other things, our ability to:

•         incur additional indebtedness and issue certain preferred shares;

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

•         engage to any material extent in business other than our current business; and

•         effect a consolidation or merger.

The credit agreement that governs our senior secured revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and short-term investments; (2) a fixed charge coverage ratio; and (3) a net leverage ratio.  A breach of any of the covenants in our debt agreements, including our inability to comply with the required financial ratios, could result in a default under our senior secured revolving credit facility. If a condition of default occurs, and we are not able to obtain a waiver from the lenders holding a majority of the commitments under our senior secured revolving credit facility, the administrative agent of our senior secured revolving credit facility may, and at the request of lenders holding a majority of the commitments shall, declare all of our outstanding obligations under our senior secured revolving credit facility, together with accrued interest and other fees, to be immediately due and payable, and may terminate the lenders' commitments thereunder, cease making further loans and, if we cannot repay our outstanding obligation, institute foreclosure proceedings against our assets. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our ordinary shares to decline significantly. We could also be forced into bankruptcy or liquidation.

In addition, some of the agreements governing our other debt instruments contain cross-default provisions that may be triggered by a default under our senior secured revolving credit facility. In the event that we default under our senior secured revolving credit facility, there could be an event of default under cross-default provisions for the applicable debt instrument. As a result, all outstanding obligations under certain of our debt instruments, may become immediately due and payable. If such acceleration were to occur, we may not have adequate funds to satisfy all of our outstanding obligations, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the nine month period ended April 1, 2011 that were not registered under the Securities Act of 1933, as amended.

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

The following table sets forth information with respect to repurchases of our shares made during the fiscal quarter ended April 1, 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through December 31, 2010	53.1	$16.74	53.1	$889
January 1, 2011 through January 28, 2011	—	—	—	—
January 29, 2011 through February 25, 2011	—	—	—	—
February 26, 2011 through April 1, 2011	—	—	—	—
Cumulative repurchased through April 1, 2011	53.1	$16.74	53.1	$889

November 2010 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through December 31, 2010	—	$—	—	$—
January 1, 2011 through January 28, 2011	9.5	13.69	9.5	130
January 29, 2011 through February 25, 2011	18.7	13.80	18.7	258
February 26, 2011 through April 1, 2011	1.3	13.39	1.3	17
Cumulative repurchased through April 1, 2011	29.5	$13.71	29.5	$405

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

The 2011 Annual General Meeting of Shareholders of Seagate Technology Public Limited Company (the “Company”), an Irish company, will be held at The Four Seasons Hotel Dublin, Simmonscourt Road, Dublin 4, Ireland on Wednesday, October 26, 2011, at 10:00 a.m. GMT. The date of the Annual General Meeting will be more than 30 days before the anniversary date of the 2010 Annual General Meeting of Shareholders, and therefore in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing shareholders of such change.

In accordance with Rule 14a-5(f) under the Exchange Act the Company has determined that proposals to be considered for inclusion in the Company’s proxy statement for the 2011 Annual General Meeting pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at the address set forth below no earlier than May 28, 2011 and no later than June 27, 2011, which the Company considers to be a reasonable time before it begins to print and send its proxy materials for the Annual General Meeting.  Shareholders should be aware that proposals must comply with the Securities and Exchange Commission regulations and the procedures set forth in our Articles of Association regarding inclusion of shareholder proposals in company-sponsored proxy materials.

In addition, in order for shareholder nominations of directors or other shareholder proposals made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14a-4(c) of the Exchange Act, such proposal must be received by the Company at the address set forth below on or before the close of business on by August 3, 2011. In order for either type of proposal to be considered, such notice must also contain certain information specified in the Company’s Articles of Association.

The Company considers August 3, 2011 to be a reasonable time before it begins the printing and mailing of its proxy materials for the Annual General Meeting. Accordingly, pursuant to Rule 14a-4(c) under the Exchange Act, the persons named in the proxies solicited on behalf of the Company for use at the Annual General Meeting will have the right to exercise discretionary voting authority with respect to proposals submitted after that date.

Shareholder proposals should be sent by mail to 920 Disc Drive, Scotts Valley, California 95066, Attention: Corporate Secretary.

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

		DEF 14A	001-31560	Annex A	03/05/10

3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10

3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	08/20/10

4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	08/20/10

4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06

4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06

4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09

4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10

4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10

4.9	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	12/14/10

4.10	Form of 7.75% Senior Note due 2018	8-K	001-31560	4.1	12/14/10

4.11	Registration Rights Agreement dated as of December 14, 2010, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-31560	4.3	12/14/10

10.1+	Third Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	08/20/10

10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	08/20/10

10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02

10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09

10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08

10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	08/20/10

10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer employees)	S-8	333-128654	99.3	09/28/05

10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08

10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09

10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08

10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)	10-K	001-31560	10.12	08/20/10

10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	08/20/10

10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10

10.15+	Summary description of Seagate Technology plc’s Compensation Policy for Non-Management Members of the Board of Directors					X

10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	08/20/10

10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09

10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09

10.19+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	09/03/10

10.21+	Second Amendment to Seagate Deferred Compensation Plan					X

10.22+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10

10.23+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10

10.24	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09

10.25	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09

10.26	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09

10.27	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09

10.29	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09

10.30	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09

10.31	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

10.32	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10

10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10

10.35	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

10.36	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10

10.37	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10

10.38	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10

10.39	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.40	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10

10.41	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

10.42	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10

10.43	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10

10.44	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10

10.45	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10

10.47	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	02/03/11

10.48	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	02/03/11

10.49	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	02/03/11

10.50	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	02/03/11

10.51	Intercreditor Agreement, dated as of January 18, among The Bank of Nova Scotia, as Administrative Agent for the First Priority Secured Parties, Wells Fargo Bank, National Association, as Collateral Agent for the Second Priority Secured Parties, Seagate HDD Cayman, as Borrower, Seagate Technology International, as Second Lien Issuer, and each of the other Loan Parties thereto	10-Q	001-31560	10.51	02/03/11

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.52	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	02/03/11

14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/20/10

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document.					X

101.SCH††	XBRL Taxonomy Extension Schema Document.					X

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	May 3, 2011	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 3, 2011	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)