Form 10-K
period 2011-07-01
Seagate Technology plc
filed 2011-08-17
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-31560

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
(Exact name of Registrant as specified in its charter)

Ireland	98-0648577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
38/39 Fitzwilliam Square Dublin 2, Ireland (Address of principal executive offices)
Registrant's telephone number, including area code: (353) (1) 234-3136

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5.8 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of August 11, 2011 was 419,546,623.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference in Part III.

SEAGATE TECHNOLOGY PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

        Effective as of 1:30 p.m. PDT on July 3, 2010 (the "Effective Time"), Seagate Technology public limited company, an Irish public limited company, ("Seagate-Ireland") became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"). In this Annual Report on Form 10-K (this "Form 10-K"), unless the context indicates otherwise, as used herein, the terms "we," "us," "Seagate," the "Company" and "our" refer to Seagate-Cayman and its subsidiaries for periods prior to the Effective Time and to Seagate-Ireland and its subsidiaries for periods after the Effective Time. References to "$" are to the United States dollar.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this Form 10-K that are not historical facts, particularly in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are statements of future expectations and other forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended). Certain of these forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "are expected to," "will," "will continue," "should," "would be," "seeks" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. These forward-looking statements are based on management's current views and assumptions, and are conditioned upon and also involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those in such statements due to, among other factors:

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

  •
  our ability to achieve potential cost savings from restructuring activities; and

  •
  the risk that our recently announced transaction with Samsung Electronics Co., Ltd. ("Samsung") will not be consummated and the risk that we will incur significant costs in connection with the transaction (see Item 1A Risk Factors for risks related to our Pending Alignment with Samsung below).

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

PART I

ITEM 1.    BUSINESS

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives, hard drives or HDDs, are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness, high quality, high storage capacities and energy efficiencies have resulted in disk drives being used as the primary medium for mass storage of electronic data.

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

        System integrators.    Companies that bundle and package storage components such as storage hardware and software into client compute, client non-compute or enterprise applications. Client compute original equipment manufacturers (OEMs) include Acer Inc., Apple Inc., Dell Inc., Hewlett-Packard Company and Lenovo Group Limited; client non-compute OEMs include Apple Inc., DIRECTV Group, Inc., Microsoft Corporation, Motorola, Inc., Scientific-Atlanta Inc., Sony Corporation and TiVo Inc.; and enterprise storage system OEMs include EMC Corporation, Hewlett-Packard Company and NetApp, Inc. Distributors who integrate storage hardware and software into end-user applications are also included in this category.

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

  •
  aggregation and distribution of digital content through services and other offerings such as YouTube, Facebook, Pandora, iTunes, Hulu and LinkedIn;

  •
  network and video infrastructure, including broadband, internet protocol television (IPTV), cable and satellite that has enabled the access, hosting and distribution of such digital content;

  •
  enjoyment and consumption of digital content through DVRs, handheld devices, tablets and gaming consoles, as well as in automobiles; and

  •
  protection of digital content through storage on backup devices and storage services.

        As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, utilize and backup such content. This in turn has resulted in the rapid growth in demand for electronic data storage applications and solutions which we believe will continue to grow with the increased demand for electronic data storage, in developed countries as well as in emerging economies.

        We believe that demand for electronic data storage in the enterprise and traditional compute markets continues to grow as the proliferation of digital content in the consumer space has resulted in additional demand for storage by enterprises, including those that host, aggregate, distribute or share such content. Other factors driving demand for additional storage include:

  •
  continued growth in cloud computing and backup services for enterprises seeking efficient and cost-effective methods of processing and storing mass data increases demand for storage as data centers expand and proliferate;

  •
  increasing legal and regulatory requirements, which necessitate larger archives; and

  •
  changes in the nature and amount of data being stored, such as the growing use of digital records in the healthcare industry

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, backup and use such content, which we believe will continue to result in increased demand for disk drive products. In addition, we believe the continued increase in demand for disk drives, in developed countries as well as in emerging economies, reflects the demand for real-time access to rich data and content driven by the impact of a highly mobile and increasingly connected user base. We believe these trends will continue as computing architectures evolve to serve the growing commercial and consumer user base throughout the world.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. SSDs, using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices, tablets and portable external storage. NAND flash memory is a type of non-volatile storage technology. However, we believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver reliable, energy efficient and cost effective mass storage devices.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives designed for mission critical applications and nearline applications.

        Mission critical applications are defined as applications that are vital to the operation of enterprises, requiring high performance, and high reliability disk drives. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises moving network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this transition will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as applications that are capacity-intensive and require high capacity and energy efficient disk drives featuring low costs per gigabyte. We expect such applications, which include storage for cloud computing and backup services, will continue to grow and drive demand for disk drives designed with these attributes.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are gradually adopting SSDs in applications where rapid processing and/or energy efficiency is required. The timing of significant adoption of SSDs is dependent on enterprises weighing the cost effectiveness and other benefits of mission critical enterprise disk drives against the perceived performance benefits of SSDs.

        Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. We believe that the increase in demand resulting from growing economies of certain countries and the continued proliferation of digital content will drive the demand for the client compute market.

        Disk Drives for Client Non-Compute.    We define client non-compute applications as disk drives designed for consumer electronic devices and disk drives used for external storage and network-attached storage (NAS). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR disk drive capacities. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation of high definition and media-rich digital content will continue to create increasing consumer demand for higher storage solutions. As the proliferation of client non-compute applications that require minimal storage such as tablets continues, SSDs could become more competitive within the client compute market in the future.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted. For the first half of fiscal year 2011, our industry experienced a period of relative balance between supply and demand. We also believe there was unmet demand in the last quarter of fiscal year 2011 due to a reaction to possible supply chain disruptions stemming from the earthquake and tsunami in Japan. However, the industry returned to a relatively balanced supply environment at the end of the fiscal year.

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

        A vertically integrated model, however, tends to have less flexibility when demand moderates as it exposes us to higher unit costs as capacity utilization is not optimized.

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

        Head Disk Assembly.    The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly (E-block) that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products.

        Disk Drive Assembly.    Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and testing prior to packaging and shipment. Disk drive assembly and test operations occur primarily at facilities located in China and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and in the United States in Minnesota. In addition, third parties manufacture and assemble components for us in various Asian countries, including China, Japan, South Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Vietnam, in Europe and in the United States.

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

        Commodity and Other Manufacturing Costs.    The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in prices and the supply of which has at times been constrained. During the latter part of fiscal year 2011, the industry experienced significant increases in the costs of rare earth elements, which are used in magnets as well as in the process for polishing glass substrates. In addition to increased costs of components and commodities, volatility in fuel costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of ocean shipments to help offset any increase in freight costs.

Products

        We offer a broad range of disk drive products for the enterprise, client compute and client non-compute market applications. We offer more than one product within each product family and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features like full disk encryption and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. We list our main current product offerings below.

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

        Savvio SCSI/SAS/Fibre Channel Family.    We are currently shipping our fifth generation Savvio 2.5-inch enterprise disk drive featuring increased throughput and improved energy efficiency, targeted at space optimized enterprise storage systems. Our Savvio disk drives ship in 10,000 and 15,000 RPM and in storage capacities ranging from 73GB to 900GB. We believe that end-user customers are increasingly adopting the smaller 2.5-inch form factor enterprise class disk drives, which allow the installation of more disk drives per square foot, thus facilitating faster access to data.

        Constellation ES SATA Family.    Our Constellation disk drives ship in both 2.5-inch and 3.5-inch and in storage capacities of up to 1TB and 3TB, respectively, at 7,200 RPM. The Constellation is designed for reference data environments that require high capacity, enterprise reliability, energy efficiency and optional security.

        Pulsar Family.    Our Pulsar family of products are performance-optimized solid state drives for high-value, critical data, requiring enterprise class endurance and reliability in capacities ranging from 50GB to 800GB.

  Client Compute

        Momentus ATA/SATA Family.    Our Momentus family of disk drives for mobile computing disk drive products ship in 5,400 and 7,200 RPM and in capacities ranging from 160GB to 1 TB. Momentus disk drives are used in notebooks for business, government, education and consumer applications. Consumer uses for Momentus disk drives also include tablets and digital audio applications. Our Momentus 7200.4 is a 7,200 RPM disk drive for high-performance notebooks. In addition, we are the industry leader in shipments of hybrid drives into the notebook market with our Momentus XT product line. Hybrid disk drives incorporate both a hard disk drive and NAND flash storage. The benefits of such drives are improved performance over hard disk drives, as well as higher capacity and lower cost compared to SSDs alone.

        Barracuda ATA/SATA Family.    Our Barracuda 3.5-inch disk drives ship in 5,400 and 7,200 RPM and in storage capacities of up to 2TB. Barracuda disk drives are designed for applications such as PCs, workstations and personal external storage devices.

  Client Non-Compute

        Pipeline HD and DB35 SATA Family.    We sell our 3.5-inch Pipeline HD and DB35 disk drives primarily for use in DVRs. These disk drives are optimized for leading-edge digital entertainment and range from 160GB to 2TB.

        Pipeline Mini SATA Family.    We sell our 2.5-inch, 5,400 RPM Pipeline Mini disk drives, with capacities ranging from 160GB up to 500GB, for use in low-profile DVRs, gaming consoles, home entertainment devices and small footprint media PCs.

        We ship external backup storage solutions under our Free Agent Go™ and Free Agent Go Flex™ product lines. Both of these product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 3TB and 1TB, respectively.

Customers

        We sell our disk drives to major OEMs, distributors and retailers under our globally recognized brand names. We have longstanding relationships with many of our OEM customers, such as Hewlett-Packard Company, Dell Inc. and EMC Corporation.

        The following table summarizes our disk drive revenue by channel and by geography:

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
Revenues by Channel (%)
OEM	69%	71%	64%
Distributors	22%	21%	27%
Retail	9%	8%	9%
Revenues by Geography (%)
Americas	29%	26%	28%
EMEA	20%	22%	27%
Asia Pacific	51%	52%	45%

        OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 6 to 24 months; however they are generally cancelable for convenience by either party upon written notice. Our product support obligations generally extend substantially beyond the term of these agreements. These master agreements typically do not commit the customer to buy any minimum quantity of products or create exclusive relationships. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

        In fiscal year 2011, Hewlett-Packard Company accounted for approximately 15% of consolidated revenue, while Dell Inc. accounted for approximately 13% of consolidated revenue. In each of fiscal years 2010 and 2009, Hewlett-Packard Company accounted for approximately 16% of consolidated revenue, while Dell Inc. accounted for approximately 11% of consolidated revenue. We have master purchase agreements in place with Hewlett-Packard Company and Dell Inc. that are cancelable for convenience by either party upon written notice, and do not require either customer to purchase any minimum or other specified quantity of our products. See "Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or cancelled purchases by, one or more of our larger customers."

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

        We summarize below our principal disk drive competitors, other competitors, the effect of competition on price erosion for our products, product life cycles and technology.

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

        Product Life Cycles and Changing Technology.    Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to benefit from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated quick achievement of product cost effectiveness. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. However, with volatility in fuel costs, the industry may be experiencing higher levels of demand earlier in the calendar year as customers attempt to take advantage of less expensive modes of transportation, which generally require longer lead times.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies, including solid state technology. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2011, 2010 and 2009, we had product development expenses of approximately $875 million, $877 million and $953 million, respectively, which represented 8%, 8% and 10% of our consolidated revenue, respectively.

Patents and Licenses

        As of July 1, 2011, we had 4,370 U.S. patents and 553 patents issued in various foreign jurisdictions as well as 1,093 U.S. and 444 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

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

        Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a potentially responsible party at several sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remain involved in only a few sites at this time.

        While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on our current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these sites to be material.

        We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (SVHCs) in products.

        If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.

Employees

        At July 1, 2011, we employed approximately 52,700 employees, temporary employees and contractors worldwide, of which approximately 45,500 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data—Note 12, Business Segment and Geographic Information."

Corporate Information

        On July 3, 2010, we consummated our previously announced reorganization pursuant to which Seagate Technology public limited company, a public limited company organized under the laws of Ireland, became the publicly traded parent of the Seagate corporate family. Prior to the reorganization our publicly traded parent was Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands.

Available Information

        Availability of Reports.    We are a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act"), and we file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). The public may read and copy any of our filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, the public may access this information at the SEC's website: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

        Web Site Access.    Our website is www.seagate.com. We make available, free of charge at the "Investor Relations" section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not incorporated into this Form 10-K.

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 4, 2011. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	54	Chairman, President and Chief Executive Officer
Patrick J. O'Malley	49	Executive Vice President and Chief Financial Officer
Robert W. Whitmore	49	Executive Vice President and Chief Technology Officer
William D. Mosley	44	Executive Vice President, Operations
Albert A. "Rocky" Pimentel	55	Executive Vice President, Chief Sales and Marketing Officer
D. Kurt Richarz	50	Executive Vice President, Sales
Kenneth M. Massaroni	50	Executive Vice President, General Counsel and Chief Administrative Officer
David H. Morton Jr.	39	Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo, Chairman, President and Chief Executive Officer. Mr. Luczo, 54, has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the board of directors of Seagate Technology, Inc. He was appointed Chairman of the Board in 2002. Mr. Luczo resigned as CEO effective as of July 3, 2004, but retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993.

        Patrick J. O'Malley, Executive Vice President and Chief Financial Officer. Mr. O'Malley, 49, has served as Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as Senior Vice President, Finance from 2005 to August 2008, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director/Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988.

        Robert W. Whitmore, Executive Vice President and Chief Technology Officer. Mr. Whitmore, 49, has been Executive Vice President and Chief Technology Officer since March 2011. Prior to that he was executive Vice President, Design and Operations from 2007 through March 2011; Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President, Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.

        William D. Mosley, Executive Vice President, Operations. Mr. Mosley, 44, has served as Executive Vice President, Operations since March 2011. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

        Albert A. "Rocky" Pimentel, Executive Vice President, Worldwide Sales and Marketing. Mr. Pimentel, 55, joined Seagate in April 2011. Mr. Pimentel was previously a director of Seagate from 2009 until his resignation from the Board of Directors on April 7, 2011. Mr. Pimentel served as Chief Operating Officer and Chief Financial Officer ("CFO") at McAfee, Inc., from 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from 2004 to 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from 2003 to 2004, which was acquired by Check Point Software in 2004. From 2001 to 2003, Mr. Pimentel was a partner with Redpoint Ventures. Mr. Pimentel also held the positions of Senior Vice President and CFO of WebTV Networks, which was acquired by Microsoft in 1997; from 1996 until 2001, Senior Vice President and CFO of LSI Logic Corporation from 1992 to 1996 and was part of the founding management team of Conner Peripherals, Inc., which was acquired by the Company in 1996.

        D. Kurt Richarz, Executive Vice President, Sales and Marketing. Mr. Richarz, 50, joined Seagate in May 2006, when we acquired Maxtor Corporation. He has served as our Executive Vice President, Sales and Marketing since March 2011. Prior to that, he served as our Executive Vice President, Sales from May 2008 through March 2011;Executive Vice President, Sales and Customer Service Operations since from May 2006 to May 2008; Senior Vice President of Global OEM Sales from 2007 to 2008, and Vice President of Global OEM Sales from 2006 to 2007. At Maxtor Corporation, from 2002 to 2006, he served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

        Kenneth M. Massaroni, Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Massaroni, 50, was appointed Executive Vice President, General Counsel and Chief Administrative Officer in July 2011. Prior to that, he served as Senior Vice President, General Counsel and Corporate Secretary from April 2008 through July 2011; Vice President and Acting General Counsel from December 2007 to April 2008; and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta Inc. from 1997 to 2006. In addition, Mr. Massaroni has also held senior patent counsel positions at Motorola Inc. from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems, Inc. from 1990 to 1992 and as a patent attorney at Energy Conversion Devices Inc. from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

        David H. Morton Jr., Vice President, Finance, Treasurer and Principal Accounting Officer. Mr. Morton, 39, joined Seagate in 1995 and has served as our Vice President, Finance, Treasurer and Principal Accounting Officer since October 2009. Prior to that, he served as our Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005. Prior to June 2004, Mr. Morton held a variety of progressively senior management positions within our finance organization.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

Macroeconomic Conditions—Changes in the macroeconomic environment have, and may continue to, negatively impact our results of operations.

        Due to the continuing uncertainty about current macroeconomic conditions, we believe our customers may postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

        In addition, the capital and credit markets continue to experience some measure of volatility and disruption, resulting in a tightening in the credit markets, a low level of liquidity in many financial markets and reduced stability in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business including our customers being less able to obtain financing to purchase our products.

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

        Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. This risk is particularly pronounced in markets where we have experienced lower market share, as is the case in the market for 2.5-inch ATA products. Our ability to offset the effect of price erosion is also diminished during times when product life cycles for particular products are extended, allowing competitors more time to enter the market.

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

        We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have announced solid state drives (SSDs) for tablet, notebook and enterprise compute applications. Some of these companies, like Samsung, also sell disk drives. Certain customers for both notebook and enterprise compute applications are evaluating and may adopt SSDs as alternatives to hard drives in certain applications.

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

  •
  adverse changes in the level of economic activity in the major regions in which we do business;

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

  •
  announcements of new products, services or technological innovations by us or our competitors; and

  •
  adverse changes in the performance of our products.

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

        We have experienced competition from other companies that produce alternative storage technologies like solid state or flash memory, where increased capacity, improving cost, energy efficiency and performance ruggedness have resulted in flash memory largely replacing disk drives in handheld applications. We believe that the demand for disk drives to store or back up related media content from such handheld devices, however, continues to grow. While this competition has traditionally been limited to the markets for handheld consumer electronics applications, these competitors have announced SSDs for tablet, notebook and enterprise compute applications.

        If we do not suitably adapt our product offerings to successfully introduce additional smaller form factor disk drives or alternative storage products based on flash storage technology, or if our competitors are successful in achieving customer acceptance of SSD products for tablet, notebook and enterprise compute applications, then our customers may decrease the amounts of our products that they purchase, which would adversely affect our results of operations.

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

  •
  the impact of competitive product announcements and possible excess industry supply both with respect to particular disk drive products and with respect to competing alternative storage technology solutions such as SSDs in tablet, notebook and enterprise compute applications;

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

  •
  accelerated reduction in the price of our disk drives due to technological advances and/or an oversupply of disk drives in the market and shifting trends in demand which can create supply and demand imbalances;

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

        Certain rare earth elements are critical in the manufacture of our products. We purchase components that contain rare earth elements from a number of countries, including the People's Republic of China. We cannot predict whether any nation will impose regulations, quotas or embargoes upon the rare earth elements incorporated into our products that would restrict the worldwide supply of such metals or increase their cost. We have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. If any major supplier were to restrict the supply available to us or increase the cost of the rare earth elements used in our products, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

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

Importance of Time-to-Maturity—Our results of operations may depend on our being among the first-to-maturity with new product offerings and achieving sufficient production volume with our new products.

        To achieve consistent success with our OEM customers, it is important that we be an early provider of new types of disk drives featuring leading, high-quality technology and lower per gigabyte storage cost. Historically, our results of operations have substantially depended upon our ability to be among the first-to-maturity with new product offerings. Our market share and results of operations in the future may be adversely affected if we fail to:

  •
  consistently maintain our time-to-maturity performance with our new products;

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

        We face the related risk that consumers and businesses may wait to make their purchases if they want to buy a new product that has been shipped or announced but not yet released. If this were to occur, we may be unable to sell our existing inventory of products that may be less efficient and cost effective compared to new products. As a result, even if we are among the first-to-maturity with a given product, subsequent introductions or announcements by our competitors of new products could cause us to lose revenue and not achieve a positive return on our investment in existing products and inventory.

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

        A substantial portion of our sales has been to distributors of disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, deterioration in business and economic conditions could exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors' ability to access credit for purposes of funding their operations may also affect purchases of our products by these customers.

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

        Sales of disk drives for client non-compute applications have contributed significant revenues to our results. Consumer spending on client non-compute has, and may continue to, deteriorate in many countries and regions, due to poor global economic conditions and high levels of unemployment. This could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

        Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to our goodwill or other long lived assets. If our goodwill or other long-lived assets were to become impaired, our results of operations could be materially and adversely affected.

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

        We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, tablet or mobile phones with advanced capabilities, or smartphones, may not contain a disk drive. While we are investing development resources in designing disk drives for these new applications, these new applications may have an impact on future demand for disk drive products. Products using alternative technologies, such as flash memory, optical storage and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

  •
  effect a consolidation or merger.

        The credit agreement that governs our senior secured revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum cash, cash equivalents and short-term investments; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. A breach of any of the covenants in our debt agreements, including our inability to comply with the required financial ratios, could result in a default under our senior secured revolving credit facility. If a condition of default occurs, and we are not able to obtain a waiver from the lenders holding a majority of the commitments under our senior secured revolving credit facility, the administrative agent of our senior secured revolving credit facility may, and at the request of lenders holding a majority of the commitments shall, declare all of our outstanding obligations under our senior secured revolving credit facility, together with accrued interest and other fees, to be immediately due and payable, and may terminate the lenders' commitments thereunder, cease making further loans and, if we cannot repay our outstanding obligation, institute foreclosure proceedings against our assets. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our ordinary shares to decline significantly. We could also be forced into bankruptcy or liquidation.

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

Failure to Pay Quarterly Dividends—Our failure to pay quarterly dividends to our shareholders could cause the market price of our ordinary shares to decline significantly.

        On April 7, 2011, we declared a dividend of $0.18 per share that was paid on June 1, 2011 to our shareholders of record as of May 2, 2011. On July 20, 2011, the Board of Directors approved a cash dividend of $0.18 per share, which will be payable on August 26, 2011 to our shareholders of record as of the close of business on August 5, 2011.

        Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuation of quarterly dividends could cause the market price of our ordinary shares to decline significantly. Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our ordinary shares.

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

We are currently subject to lawsuits involving intellectual property claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.

        Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part II, Item 8. Financial Statements and Supplementary Data—Note 13, Legal, Environmental and Other Contingencies of this Annual Report on Form 10-K for a description of pending intellectual property proceedings.

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

        We have manufacturing facilities in parts of the world that periodically experience political unrest. This could disrupt our ability to manufacture important components as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operations and financial condition. U.S. and international responses to the ongoing hostilities in various regions and the risk of terrorist attacks or hostilities elsewhere in the world could exacerbate these risks.

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

Global Credit and Financial Market Conditions—Deterioration in global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or auction rate securities and our ability to meet our financing objectives.

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

        While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments or auction rate securities since July 1, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

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

        Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers' demand for disk drives. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the client compute and client non-compute market applications of our business, this seasonality is partially attributable to the historical trend in our results derived from our customers' increased sales of desktop computers, notebook computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the client non-compute market, as well as macroeconomic conditions.

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

Risks Related to our Pending Strategic Alignment with Samsung

We will not be able to complete the Strategic Alignment with Samsung unless we receive the requisite regulatory approvals, or the regulatory approvals may contain burdensome conditions.

        We have recently announced the entry into an asset purchase agreement with Samsung Electronics Co., Ltd. ("Samsung"), pursuant to which we agreed to acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard disk drives and to enter into certain related agreements in connection therewith, including an intellectual property agreement, a patent cross-license agreement, a disk drive supply agreement, a NAND flash memory supply agreement and a shareholder agreement. The purchase price for these assets consists of $687.5 million in cash and approximately 45.2 million of our ordinary shares. Under the terms of the asset purchase agreement, the transactions contemplated thereby are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, clearance by the European Commission and the receipt of certain other similar regulatory approvals from the Republic of Korea, Japan, and the People's Republic of China. While we intend to consummate the transactions contemplated by the asset purchase agreement and related agreements as soon as practicable after such regulatory approvals are obtained, there can be no assurance that we will obtain such approvals when expected or at all, which could, among other things, delay or prevent us from completing the transactions contemplated by the asset purchase agreement and related agreements or restrict our ability to realize the expected financial and strategic goals of the transactions contemplated thereby. In certain specified circumstances, we must pay Samsung a termination fee of $72.5 million (generally if the transaction has not been consummated and the requisite regulatory approvals have not been obtained by the Expiration Date of December 31, 2011, which may be extended in certain circumstances to March 31, 2012). If regulatory approvals have been obtained but the transaction has not been consummated by the Expiration Date, then in certain specified circumstances we must pay Samsung a termination fee of $82.5 million (generally if we are in breach of the agreement and legal remedies are not awarded to Samsung).

        In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the transaction or require changes to the terms of the strategic alignment. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that there will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the transaction or reducing its anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the strategic alignment, the business and results of operations of the combined company may be adversely affected.

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

        We may not achieve the desired benefits from our strategic alignment with Samsung. If we cannot successfully integrate the assets we acquire from Samsung into our operations, we may experience negative consequences to our business, financial condition or results of operations. The integration of the assets that we acquire from Samsung into our business will involve a number of risks, including, but not limited to:

  •
  Diversion of senior management's attention from the management of daily operations to the integration of the acquired assets into our business;

  •
  The potential that we do not successfully integrate the employees that we hire from Samsung's hard disk drive business into our business;

  •
  The potential loss of key customers or suppliers of Samsung's hard disk drive business who do not choose to do business with us;

  •
  The potential that key customers do not accept new products of the combined company;

  •
  The potential that we do not successfully coordinate sales and marketing efforts to communicate the capabilities of the combined company;

  •
  Potential revenue attrition in excess of anticipated levels;

  •
  The potential that we do not qualify the combined company's products as a primary source of supply with OEM customers on a timely basis or at all;

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

        In connection with the asset purchase agreement with Samsung, we expect to issue approximately 45.2 million shares of our ordinary shares to Samsung, representing over 10% of our outstanding ordinary shares. We will be issuing these shares from our authorized but unissued share reserves, and this issuance will have the effect of diluting the ownership of our existing shareholders.

We expect the integration of Seagate and Samsung's hard drive business will result in revenue attrition, significant accounting charges and increased capital expenditures that will have an adverse effect on the results and financial condition of the combined company.

        The financial results of the combined company may be adversely affected by cash expenditures and non-cash charges incurred in connection with the strategic alignment. In addition to the anticipated cash expenditures, we expect significant non-cash charges, including those associated with the amortization of intangible assets. We anticipate that the majority of these cash expenditures and non-cash charges will occur in the 12 months following the closing of the combination, and will reduce earnings of the combined enterprise. In addition, the combined company is likely to incur revenue attrition. As a result of the revenue attrition, capital expenditures and charges described above, the operating results and financial condition of the combined company may be adversely affected after the consummation of the strategic alignment, particularly in the first year following the closing.

The announcement and pendency of the strategic alignment could cause disruptions in the businesses of Seagate and Samsung, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

        Seagate and Samsung have operated and, until the completion of the strategic alignment, will continue to operate independently. Uncertainty about the effect of the strategic alignment on employees, customers, distributors and suppliers may have an adverse effect on Seagate and Samsung and consequently on the combined company. These uncertainties may impair Seagate's and Samsung's ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the materiality standards agreed to by the parties in the Agreement, Seagate and Samsung may be obligated to consummate the transaction in spite of the adverse effects resulting from the disruption of Seagate's and Samsung's ongoing businesses. Furthermore, this disruption could adversely affect the combined company's ability to maintain relationships with customers, distributors, suppliers and employees after the transaction or to achieve the anticipated benefits of the transaction. For example, in many instances, Seagate and Samsung serve the same customers, and some of these customers may decide it is desirable to have additional or different suppliers, reducing the combined company's share of the market. Revenues that may have ordinarily been received by Seagate or Samsung may be delayed until or after the transaction is completed or not earned at all, and cost reductions that would ordinarily have been achieved might be delayed or not achieved at all, whether or not the transaction is completed. Moreover, efforts to integrate Samsung's hard drive business into Seagate's operations will also divert management attention and resources. These integration matters could have an adverse effect on each of Seagate and Samsung. Each of these events could adversely affect Samsung in the near term and the combined company, if the transaction is completed.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of Seagate.

        If the strategic alignment is not completed, the ongoing business of Seagate may be adversely affected and Seagate will be subject to a number of risks, including the following:

  •
  Seagate will be required to pay Samsung a termination fee as described above;

  •
  Seagate will be required to pay certain costs relating to the transaction, such as legal, accounting, financial advisor and related fees whether or not the transaction is completed; and

  •
  matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by Seagate management, which could otherwise have been devoted to other opportunities that may have been beneficial to Seagate, in each case, without realizing any of the benefits of having completed the transaction. If the strategic alignment is not completed, these risks may materialize and may adversely affect Seagate's business, financial results and stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and Minnesota. Our principal product development facilities are located in California, Colorado, Minnesota, Massachusetts and Singapore. Our leased facilities are occupied under leases that expire at various times through 2022.

        Our material manufacturing, product development and marketing and administrative facilities at July 1, 2011 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Use
United States
California
Fremont	Leased	157.925	Product development
Cupertino	Owned	141,598	Marketing and administrative
Colorado	Owned	528,479	Product development
Minnesota	Owned	1,084,783	Manufacture of recording heads and product development
Oklahoma	Owned/Leased	145,461	Administrative
Massachusetts	Leased	89,185	Product development
Europe
Northern Ireland
Springtown	Owned	478,800	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	1,047,787	Manufacture of drives
Wuxi	Leased	562,479	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	630,500	Manufacture of substrates
Penang	Owned(1)	390,254	Manufacture of drive subassemblies
Singapore
Woodlands	Owned(1)	1,404,049	Manufacture of media
Ang Mo Kio	Leased	701,474	Administrative, manufacturing support, and product development
Science Park	Leased	100,850	Product development
Thailand
Korat	Owned	1,162,846	Manufacture of drives and drive subassemblies
Teparuk	Owned	362,028	Manufacture of drive subassemblies

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of July 1, 2011, we owned or leased a total of approximately 11.9 million square feet of space worldwide. We occupied approximately 6.6 million square feet for the purpose of manufacturing, 1.3 million square feet for product development, 1.5 million square feet for marketing and administrative purposes and subleased 0.9 million square feet. Included in the 11.9 million square feet of owned or leased space is a total of 1.6 million square feet that is currently unoccupied, primarily as a result of site closures at our facilities in Longmont, Colorado; Ang Mo Kio (AMK), Singapore; Milpitas, California; Scotts Valley, California; and Pittsburgh, Pennsylvania. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of July 1, 2011, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

        In August 2009, we announced that we will close our AMK facility in Singapore. Manufacturing operations at this facility have ceased as of the third quarter of fiscal year 2011. Our hard drive manufacturing operations have been relocated to other existing facilities and our Asia International Headquarters (IHQ) remains in Singapore. The closure did not meaningfully change production capacity.

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

	Price Range
Fiscal Quarter	High	Low
Quarter ended October 2, 2009	$16.16	$9.25
Quarter ended January 1, 2010	$18.59	$13.78
Quarter ended April 2, 2010	$21.58	$16.47
Quarter ended July 2, 2010	$20.90	$12.69
Quarter ended October 1, 2010	$15.28	$9.84
Quarter ended December 31, 2010	$15.66	$11.29
Quarter ended April 1, 2011	$15.33	$12.26
Quarter ended July 1, 2011	$18.35	$14.14

        As of August 11, 2011 there were approximately 1,280 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2011 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 30, 2006 to July 1, 2011. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on June 30, 2006, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Dow Jones US Computer Hardware Index

	6/30/06	6/29/07	6/27/08	7/3/09	7/2/10	7/1/11
Seagate Technology	100.00	97.80	89.15	49.04	62.83	78.91
S&P 500	100.00	118.36	100.64	70.57	80.51	105.47
Dow Jones US Computer Hardware	100.00	142.15	143.10	114.03	162.06	207.30

*
$100 invested on 6/30/06 in stock and in index, including reinvestment of dividends.

Copyright© 2011 Bloomberg Finance L.P. All rights reserved.

Dividends

        Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants in our debt instruments.

        In 2009, we adopted a policy of no longer paying a dividend to our shareholders to enhance liquidity. In 2011, we reinstated our dividend policy and declared a dividend of $0.18 per share that was paid on June 1, 2011 to our shareholders of record as of May 2, 2011. Since the closing of our initial public offering in December 2002 up to 2011, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $1.0 billion in the aggregate. The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
May 2, 2011	June 1, 2011	$0.18

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

        On November 29, 2010, the Company's Board of Directors authorized repurchases of up to an additional $2 billion of the Company's outstanding ordinary shares.

        The following table sets forth information with respect to repurchases of our shares made during fiscal year 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs
Cumulative repurchased from February 1, 2010 through July 2, 2010	32.4	$18.02	32.4	$584
July 3, 2010 through July 30, 2010	—	—	—	—
July 31, 2010 through August 27, 2010	—	—	—	—
August 28, 2010 through October 1, 2010	—	—	—	—

Through 1st Quarter of Fiscal Year 2011	32.4	18.02	32.4	584
October 2, 2010 through October 29, 2010	—	—	—	—
October 30, 2010 through November 26, 2010	—	—	—	—
November 27, 2010 through December 31, 2010	20.7	14.75	20.7	305

Through 2nd Quarter of Fiscal Year 2011	53.1	16.74	53.1	889
January 1, 2011 through January 28, 2011	—	—	—	—
January 29, 2011 through February 25, 2011	—	—	—	—
February 26, 2011 through April 1, 2011	—	—	—	—

Through 3rd Quarter of Fiscal Year 2011	53.1	16.74	53.1	889
April 2, 2011 through April 29, 2011	—	—	—	—
April 30, 2011 through May 27, 2011	—	—	—	—
May 28, 2011 through July 1, 2011	—	—	—	—

Total Through 4th Quarter of Fiscal Year 2011	53.1	$16.74	53.1	$889

November 2010 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs
November 27, 2010 through December 31, 2010	—	$—	—	$—

Through 2nd Quarter of Fiscal Year 2011	—	—	—	—
January 1, 2011 through January 28, 2011	9.4	13.71	9.4	130
January 29, 2011 through February 25, 2011	18.7	13.78	18.7	257
February 26, 2011 through April 1, 2011	1.4	12.65	1.4	18

Through 3rd Quarter of Fiscal Year 2011	29.5	13.71	29.5	405
April 2, 2011 through April 29, 2011	—	—	—	—
April 30, 2011 through May 27, 2011	6.7	16.76	6.7	112
May 28, 2011 through July 1, 2011	—	—	—	—

Total Through 4th Quarter of Fiscal Year 2011	36.2	$14.27	36.2	$517

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which are incorporated herein by reference, to fully understand factors that may affect the comparability of the information presented below.

        The Consolidated Statements of Operations data for the years ended July 1, 2011, July 2, 2010 and July 3, 2009 and the Consolidated Balance Sheet data at July 1, 2011 and July 2, 2010, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the years ended June 27, 2008 and June 29, 2007, and the Consolidated Balance Sheet data at July 3, 2009, June 27, 2008 and June 29, 2007, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 1, 2011	July 2, 2010	July 3, 2009(1)	June 27, 2008	June 29, 2007
Revenue	$10,971	$11,395	$9,805	$12,708	$11,360
Gross margin	2,146	3,204	1,410	3,205	2,185
Income (loss) from operations	806	1,740	(2,665)	1,376	614
Net income (loss)	511	1,609	(3,125)	1,251	933
Total assets	9,225	8,247	7,087	10,150	9,502
Total debt	3,512	2,502	2,697	1,978	2,000
Shareholders' equity	$2,463	$2,724	$1,554	$4,667	$4,829
Net income (loss) per share:
Basic	$1.13	$3.28	$(6.40)	$2.44	$1.67
Diluted	1.09	3.14	(6.40)	2.33	1.59
Number of shares used in per share computations:
Basic	451	491	488	512	558
Diluted	467	514	488	538	587
Cash dividends declared per share	$0.18	$—	$0.27	$0.42	$0.38

(1)
Includes the effect of a $2.3 billion impairment of goodwill and other long-lived assets.

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on 13-week quarters in fiscal years 2011 and 2010, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

	Fiscal Year 2011 Quarters Ended
(In millions, except per share data)	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011
Revenue	$2,697	$2,719	$2,695	$2,859
Gross margin	550	529	516	551
Income (loss) from operations	231	206	179	190
Net income (loss)	149	150	93	119
Net income (loss) per share:
Basic	$0.32	$0.32	$0.21	$0.28
Diluted	0.31	0.31	0.21	0.27

	Fiscal Year 2010 Quarters Ended
(In millions, except per share data)	October 2, 2009	January 1, 2010	April 2, 2010	July 2, 2010
Revenue	$2,663	$3,027	$3,049	$2,656
Gross margin	653	923	901	728
Income (loss) from operations	221	578	560	380
Net income (loss)	179	533	518	379
Net income (loss) per share:
Basic	$0.36	$1.07	$1.05	$0.79
Diluted	0.35	1.03	1.00	0.76

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations for the fiscal years ended July 1, 2011, July 2, 2010, and July 3, 2009. References to "$" are to United States dollars.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 1, 2011 and beyond. These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the uncertainty in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include, but are not limited to, the impact of the variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; and the risk that our recently announced transaction with Samsung Electronics Co., Ltd. ("Samsung") will not be consummated and the risk that we will incur significant costs in connection with the transaction (see Pending Transaction with Samsung below). Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended July 1, 2011, July 2, 2010, and July 3, 2009.

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

  •
  Fiscal Year 2011 Summary.  Overview of financial and other highlights affecting us for fiscal year 2011.

  •
  Results of Operations.  Analysis of our financial results comparing 2011 to 2010 and comparing 2010 to 2009.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 1, 2011 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are the world's leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives, hard drives or HDDs, are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness, high quality, high storage capacities and energy efficiencies have resulted in disk drives being used as the primary medium for mass storage of electronic data.

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

        Effective as of July 3, 2010, Seagate Technology public limited company, an Irish public limited company, ("Seagate-Ireland") became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"). In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled.

Business Overview

        Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

        Demand Trends for Disk Drives.    The Total Available Market (TAM) for hard disk drives in the fiscal year 2011 was approximately 657 million units, an increase of 4% from the prior fiscal year. The average capacity per drive shipped by the industry continued to increase and reached approximately 560 gigabytes per unit in the last quarter of the fiscal year, which represents an increase of 34% year over year. Overall storage demand increased approximately 40% year over year. We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, back up and use such content, which we believe will continue to result in increased demand for disk drive products. In addition, we believe the continued increased demand for disk drives, in developed countries as well as in emerging economies, reflects the demand for real-time access to rich data and content driven by the impact of a highly mobile and increasingly connected user base. We believe these trends will continue as computing architectures evolve to serve the growing commercial and consumer user base throughout the world.

        Historically, the electronic data storage industry has introduced alternative technologies that directly compete with hard disk drives. SSDs, using NAND flash memory, are a potential alternative to disk drives in certain applications such as consumer handheld devices, tablets and portable external storage. However, we believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver reliable, energy efficient and cost effective mass storage devices.

        Disk Drives for Enterprise Storage.    We define enterprise storage as disk drives designed for mission critical applications and nearline applications.

        Mission critical applications are defined as applications that are vital to the operation of enterprises, requiring high performance, and high reliability disk drives. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises moving network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this transition will lead to an increased demand for more energy efficient, smaller form factor disk drives. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as applications that are capacity-intensive and require high capacity and energy efficient disk drives featuring lower costs per gigabyte. We expect such applications, which include storage for cloud computing and backup services, will continue to grow and drive demand for disk drives designed with these attributes.

        We believe the TAM for enterprise disk drives for the fiscal year 2011 was approximately 55 million units, an increase of 16% compared to the prior fiscal year. We believe that the increase in the TAM from fiscal year 2010 was driven by enterprises moving network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings.

        SSD storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are gradually adopting SSDs in applications where rapid processing and/or energy efficiency is required. The timing of significant adoption of SSDs is dependent on enterprises weighing the cost effectiveness and other benefits of mission critical enterprise disk drives against the perceived performance benefits of SSDs.

        Disk Drives for Client Compute.    We define client compute applications as disk drives designed for the traditional desktop and mobile compute applications. We believe that the client compute TAM for the fiscal year 2011 was approximately 483 million units, a decrease of 1% compared to prior fiscal year. We believe that the increase in demand resulting from growing economies of certain countries and the continued proliferation of digital content will drive the demand for the client compute market.

        Disk Drives for Client Non-Compute.    We define client non-compute applications as disk drives designed for consumer electronic devices and disk drives used for external storage and network-attached storage (NAS). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs that require a higher capacity, lower cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation of high definition and media-rich digital content will continue to create increasing consumer demand for higher storage solutions. As the proliferation of non-client compute applications that require minimal storage such as tablets continues, SSDs could become more competitive within the client compute market in the future.

        We believe the client non-compute TAM in the fiscal year 2011 was approximately 119 million units, an increase of 20% from the prior fiscal year primarily due to the strength of the retail market in Asia Pacific during most of the fiscal year.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted. For the first half of fiscal year 2011, our industry experienced a period of relative balance between supply and demand. While we believe there was unmet demand in the last quarter of fiscal year 2011 due to a reaction to possible supply chain disruptions stemming from the earthquake and tsunami in Japan, the industry returned to a relatively balanced supply environment at the end of the fiscal year.

  Suppliers of Components and Industry Constraints

        Due to industry consolidation, there are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. We believe the supply chain was generally tight for the industry during most of fiscal year 2011.

  Commodity and Other Manufacturing Costs

        The production of disk drives requires rare earth elements, precious metals, scarce alloys and other industrial commodities, which are subject to fluctuations in prices, and the supply of which has at times been constrained. During the latter part of fiscal year 2011, the industry experienced significant increases in the costs of rare earth elements, which are used in magnets as well as in the process for polishing glass substrates. In addition to increased costs of components and commodities, volatility in fuel costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of ocean shipments to help offset any increase in freight costs.

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

  Product Life Cycles and Changing Technology

        Our industry has been characterized by significant advances in technology, which have contributed to rapid product life cycles. As a result, success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products, allowing those disk drive manufacturers who introduce new products first to benefit from improved mix, favorable profit margins and less pricing pressure until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, the existence of rapid product life cycles has necessitated quick achievement of product cost effectiveness. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

  Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In addition, corporate demand is typically higher during the second half of the calendar year. However, with volatility in fuel costs, the industry may be experiencing higher levels of demand earlier in the calendar year as customers attempt to take advantage of less expensive modes of transportation, which generally require longer lead times.

Fiscal Year 2011 Summary

        Revenues for fiscal year 2011 were $11.0 billion which represented a 4% decrease in revenues from $11.4 billion in the prior fiscal year. Gross margin as a percentage of revenue decreased to 20% from 28% in the prior fiscal year. We shipped 199 million units during fiscal year 2011, which represents 3% growth over the prior fiscal year. The decline in revenue reflects the cumulative effect of the competitive pricing environment the industry experienced during the middle of calendar year 2010, partially offset by an industry-wide supply constraint experienced in the second half of fiscal year 2011 in what we believed to be a reaction to possible supply chain disruptions stemming from the earthquake and tsunami in Japan. The decline in gross margin reflects the effects of price erosion as well as the timing in which we were able to achieve increased manufacturing yields.

        We generated operating cash flow of $1.3 billion, used approximately $822 million to repurchase 56.8 million of our ordinary shares and used $843 million for capital expenditures. In 2011, we issued $1.3 billion in new long-term debt and we repaid approximately $377 million in existing long-term debt.

  Pending Transaction with Samsung

        On April 19, 2011, we entered into an Asset Purchase Agreement with Samsung, a company organized under the laws of the Republic of Korea, pursuant to which we will acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard-disk drives. Under the terms of the agreement, Samsung will receive consideration comprised of $687.5 million in cash and approximately 45.2 million of our ordinary shares.

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

        On May 20, 2011, we received a request for additional information from the U.S. Federal Trade Commission (the "FTC") in connection with the FTC's review of the pending transaction. On May 30, 2011, we received notification from the European Commission (the "EC") that the EC has decided to seek more information regarding the pending transaction. We are in the process of gathering information to respond to both the FTC and the EC, however, we continue to believe the transaction will close by the end of calendar year 2011.

Results of Operations

        The following table summarizes information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
Revenue	$10,971	$11,395	$9,805
Cost of revenue	8,825	8,191	8,395

Gross margin	2,146	3,204	1,410
Product development	875	877	953
Marketing and administrative	445	437	537
Amortization of intangibles	2	27	55
Restructuring and other, net	18	66	210
Impairment of goodwill and other long-lived assets, net of recoveries	—	57	2,320

Income (loss) from operations	806	1,740	(2,665)
Other income (expense), net	(227)	(171)	(149)

Income (loss) before income taxes	579	1,569	(2,814)
Provision for (benefit from) income taxes	68	(40)	311

Net income (loss)	$511	$1,609	$(3,125)

	Fiscal Years Ended
(as a percentage of Revenue)	July 1, 2011	July 2, 2010	July 3, 2009
Revenue	100%	100%	100%
Cost of revenue	80	72	86

Gross margin	20	28	14
Product development	8	8	10
Marketing and administrative	4	4	5
Amortization of intangibles	—	—	1
Restructuring and other, net	—	1	2
Impairment of goodwill and other long-lived assets, net of recoveries	—	—	24

Income (loss) from operations	7	15	(28)
Other income (expense), net	(2)	(1)	(1)

Income (loss) before income taxes	5	14	(29)
Provision for (benefit from) income taxes	1	—	3

Net income (loss)	5%	14%	(32)%

        The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages and ASPs)	July 1, 2011	July 2, 2010	July 3, 2009
Net Revenue	$10,971	$11,395	$9,805
Unit Shipments:
Enterprise	29.1	25.4	22.3
Client Compute	132.3	135.0	114.9
Client Non-Compute	37.6	32.8	26.6

Total Units Shipped	199.0	193.2	163.8
ASPs (per unit)	$54	$58	$59
Revenues by Channel (%)
OEM	69%	71%	64%
Distributors	22%	21%	27%
Retail	9%	8%	9%
Revenues by Geography (%)
Americas	29%	26%	28%
EMEA	20%	22%	27%
Asia Pacific	51%	52%	45%

Fiscal Year 2011 Compared to Fiscal Year 2010

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Revenue	$10,971	$11,395	$(424)	(4)%

        Revenue in fiscal year 2011 decreased approximately 4%, or $424 million, from fiscal year 2010. Units shipped increased 3% or 6 million units from fiscal year 2010. This decrease in revenue was due to the cumulative effect of the competitive pricing environment the industry experienced, partially offset by industry-wide supply constraints.

        We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. We exercise judgment in formulating the underlying estimates related to distributor and retail inventory levels, sales program participation and customer claims submittals in determining the provision for such programs. Sales programs recorded as contra revenue were approximately 8% and 6% of our gross revenue for fiscal years 2011 and 2010, respectively.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Cost of revenue	$8,825	$8,191	$634	8%
Gross margin	$2,146	$3,204	$(1,058)	(33)%
Gross margin percentage	20%	28%

        For fiscal year 2011, gross margin as a percentage of revenue decreased to 20% from 28% in the prior fiscal year, primarily due to price erosion. In addition, gross margin was negatively impacted by delays in ramping to maturity for new products, which unfavorably affected our manufacturing yields.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Product development	$875	$877	$(2)	—
Marketing and administrative	445	437	8	2%
Amortization of intangibles	2	27	(25)	(93)%
Restructuring and other, net	18	66	(48)	(73)%
Impairment of long-lived assets	—	57	(57)	(100)%

Operating expenses	$1,340	$1,464	$(124)

        Product Development Expense.    Product development expenses for fiscal year 2011 were relatively flat from fiscal year 2010, reflecting a $28 million decrease in variable performance-based compensation, offset by an $18 million increase in spending for new programs and an $8 million decrease in research grants.

        Marketing and Administrative Expense.    The increase in Marketing and administrative expenses for fiscal year 2011 compared to fiscal year 2010 was due to a $13 million increase related to Samsung acquisition expenses, $10 million increase in litigation related expenses, and a net $11 million reduction in total compensation expenses, part of which included a $23 million decrease in variable performance-based compensation.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2011 decreased approximately 93% from fiscal year 2010 as certain intangibles relating to the MetaLINCS, Inc. acquisitions have been fully amortized.

        Restructuring and Other, net.    During fiscal year 2011, we recorded restructuring and other charges of $18 million primarily associated with previously announced restructuring activities. Restructuring and Other, net decreased approximately $48 million when compared to the prior fiscal year, which included a $39 million charge for our AMK restructuring plan announced in August 2009 and an $18 million charge related to our Pittsburgh, Pennsylvania facility.

        Impairment of Long-Lived Assets.    During fiscal year 2011, we did not record any impairment charge related to our long-lived assets. Impairment of long-lived assets decreased approximately $57 million when compared to the prior fiscal year, which included an impairment charge to adjust the carrying value of certain assets held for sale to their estimated fair value, less cost to sell.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Other expense, net	$(227)	$(171)	$(56)	33%

        The change in Other expense, net for fiscal year 2011 compared to fiscal year 2010 was primarily due to a $40 million increase in interest expense resulting from higher average debt balances and $24 million in losses related to the redemption of debt.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Provision for (benefit from) income taxes	$68	$(40)	$108	270%

        We recorded an income tax provision of $68 million for fiscal year 2011 compared to an income tax benefit of $40 million for fiscal year 2010. Our fiscal year 2011 provision for income taxes included non-U.S. income taxes recorded for increases in income tax reserves for non-U.S. income tax positions taken in prior fiscal years, partially offset by tax benefits recorded for the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitation. Our fiscal year 2010 income tax benefit included $55 million of deferred tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in earlier years.

        Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish tax jurisdictions. Our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in Malaysia, Singapore, Switzerland and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

        Our income tax provision recorded for fiscal year 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) income tax expense related to intercompany transactions, (iii) a decrease in valuation allowance for certain deferred tax assets, and (iv) non-U.S. losses with no tax benefit. Our benefit for income taxes recorded for the comparative fiscal year ended July 2, 2010 differed from the provision (benefit) for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, and (iv) tax expense related to intercompany transactions.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At July 1, 2011, our deferred tax asset valuation allowance was approximately $1.1 billion.

        At July 1, 2011, we had net deferred tax assets of $462 million. The realization of $455 million of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        Approximately $364 million and $90 million of our U.S. net operating loss and tax credit carry forwards, respectively, are subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law.

        As of July 1, 2011 and July 2, 2010, we had approximately $128 million and $115 million, respectively, in unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $128 million and $115 million as of July 1, 2011 and July 2, 2010, respectively, subject to certain future valuation allowance reversals.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2011, we recognized a net expense for interest and penalties of less than $1 million as compared to a net benefit of $1 million and $6 million during fiscal year 2010 and fiscal year 2009, respectively. As of July 1, 2011, we had $15 million of accrued interest and penalties related to unrecognized tax benefits which remain unchanged from fiscal year 2010.

        During the fiscal year ended July 1, 2011, our unrecognized tax benefits excluding interest and penalties increased by approximately $13 million primarily due to (i) reductions associated with the expiration of certain statutes of limitation of $10 million, (ii) reductions associated with effectively settled positions of $21 million, (iii) increases associated with the election to expense foreign tax credits of $1 million, (iv) increases in current year unrecognized tax benefits of $13 million (v) increases in prior year of unrecognized tax benefits of $26 million, and (vi) increases from other activity, including non-U.S. exchange losses, of $4 million.

        During the 12 months beginning July 2, 2011, we expect to reduce our unrecognized tax benefits by approximately $10 million as a result of the expiration of certain statutes of limitation and resolution of issues with relevant authorities. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In May 2011, the U.S. Internal Revenue Service (IRS) completed its field examination of our U.S. federal income tax returns for fiscal years ending in 2005 through 2007. The IRS issued a Revenue Agent's Report and proposed certain adjustments. We are currently contesting certain of these proposed adjustments through the IRS Appeals Office. We believe that the resolution of these disputed issues will have no material impact on our financial statements.

        With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2003. We are also no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2005.

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

        For fiscal year 2010, gross margin as a percentage of revenue increased to 28% from 14% in the fiscal year 2009 primarily as a result of an 18% increase in drive shipments, muted price erosion, a more cost-effective product mix and a substantial improvement in manufacturing capacity utilization.

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

        Product Development Expense.    Product development expenses for fiscal year 2010 decreased approximately 8% from fiscal year 2009 primarily due to restructuring and other cost reduction efforts, and the effect of an additional week of compensation expenses in fiscal year 2009, which was a 53-week fiscal year. These cost reduction efforts resulted in decreases of $66 million in headcount related expenses in fiscal year 2010, $38 million due to the cessation of certain product development activities, and $26 million due to the non-recurrence of accelerated depreciation expense related to the closure of our Pittsburgh, Pennsylvania facility. These decreases were partially offset by increases of $48 million for variable performance-based compensation expense recorded in fiscal year 2010 compared to none in fiscal year 2009, and a $16 million benefit related to our deferred compensation plan recorded in fiscal year 2009.

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

        Restructuring and Other, net.    During fiscal year 2010, we recorded restructuring and other charges of $66 million mainly comprised of charges related to our AMK restructuring plan announced in August 2009 and additional restructuring charges related to our Pittsburgh, Pennsylvania facility and facilities acquired as a part of the Maxtor acquisition.

        Restructuring and Other, net decreased approximately $144 million in fiscal year 2010 when compared to the fiscal year 2009, which include restructuring plans announced in January and May 2009 that were intended to realign our cost structure with the fiscal year 2009 macroeconomic business environment.

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

        Impairment of goodwill and other long-lived assets, net of recoveries decreased approximately $2.2 billion in fiscal year 2010 when compared to the fiscal year 2009 due to non-recurring $2.3 billion impairment charge we recorded in fiscal year 2009 as a result of the significant adverse change to our business climate.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 2, 2010	July 3, 2009	Change	% Change
Other income (expense), net	$(171)	$(149)	$(22)	15%

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

        Since we became an Irish tax resident in fiscal year 2010, the Irish statutory rate of 25% is used for purposes of the reconciliation between the provision for income taxes at the statutory rate and our effective tax rate. For fiscal years 2009, a notional 35% statutory rate was used.

        Our income tax benefit recorded for fiscal year 2010 differed from the provision (benefit) for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, and (iv) tax expense related to intercompany transactions. Our provision for income taxes recorded for the comparative fiscal year ended July 3, 2009 differed from the provision for income taxes that would be derived by applying a notional U.S. 35% rate to income before income taxes primarily due to the net effect of (i) non-deductible goodwill impairments, (ii) an increase in our valuation allowance for certain deferred tax assets, (iii) non-U.S. losses with no tax benefit, (iv) tax benefits related to tax holiday and tax incentive programs, and (v) tax expense related to intercompany transactions.

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that may have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct business in those countries, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of July 1, 2011.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	July 1, 2011	July 2, 2010	Change
Cash and cash equivalents	$2,677	$2,263	$414
Short-term investments	474	252	222
Restricted cash and investments	102	114	(12)

Total	$3,253	$2,629	$624

        Our cash and cash equivalents, short-term investments and restricted cash and investments increased by $624 million from July 2, 2010 primarily as a result of net proceeds from the issuance of long-term debt of $1.3 billion, $1.3 billion in cash provided by operating activities, and $83 million in cash received from the issuance of ordinary shares under employee stock plans. Partially offsetting this increase were $822 million of cash paid to repurchase 56.9 million of our ordinary shares, $843 million cash paid for capital expenditures, $377 million for the redemption of long-term debt and $74 million in dividends paid to our shareholders.

        The following table summarizes results of statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
Net cash flow provided by (used in):
Operating activities	$1,264	$1,932	$823
Investing activities	(981)	(752)	(618)
Financing activities	131	(344)	232

Net increase in cash and cash equivalents	$414	$836	$437

Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2011 was approximately $1.3 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

  •
  an increase of $386 million in accounts payable due to higher direct material purchases related to an increase in volume;

  •
  an increase of $168 million related to an increase in vendor non-trade receivables; and

  •
  an increase of $115 million in inventories related to an increase in volume.

        Cash provided by operating activities for fiscal year 2010 was approximately $1.9 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, impairment of long-lived assets, and:

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

Cash Used in Investing Activities

        In fiscal year 2011, we used $981 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $843 million.

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

Cash Provided by (Used in) Financing Activities

        Net cash provided by financing activities of $131 million for fiscal year 2011 was attributable to $1.3 billion in net proceeds from the issuance of long-term debt partially offset by $822 million to repurchase 56.9 million of our ordinary shares and $377 million for the repayment of our long-term debt.

        Net cash used in financing activities of $344 million for fiscal year 2010 was primarily attributable to the repayment of $350 million of our amended credit facility and the repayment and repurchases of $457 million of our long-term debt. The repayment and repurchases were paid primarily with $379 million of restricted cash, previously held in escrow. We also paid approximately $584 million to repurchase 32.4 million of our ordinary shares, which was partially offset by $587 million in net proceeds from the issuance of long-term debt and $86 million in proceeds from the exercise of stock options and employee stock purchases.

        Net cash provided by financing activities for fiscal year 2009 was attributable to $399 million in net proceeds from the issuance of long-term debt, of which $19 million was used to repay our long-term debt and the remaining proceeds of $380 million were held in escrow for the repayment and repurchase of our long-term debt. We also had proceeds of $350 million from the draw down of our credit facility offset by $132 million in dividends paid to our shareholders.

Liquidity Sources

        Our primary sources of liquidity as of July 1, 2011, consisted of: (1) approximately $3.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $102 million in restricted cash and investments, of which $84 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

        On January 18, 2011, Seagate Technology plc, and its subsidiary Seagate HDD entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of July 1, 2011, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum amount of cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio;

and (3) a net leverage ratio. As of July 1, 2011, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

        We believe that our sources of cash will be sufficient to fund our operations and meet our cash requirements for at least the next 12 months.

Cash Requirements and Commitments

        Our liquidity requirements are primarily to meet our working capital, research and development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our dividend. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

        On July 20, 2011, we announced that our Board of Directors approved a cash dividend of $0.18 per share, which will be payable on August 26, 2011 to shareholders of record as of the close of business on August 5, 2011.

        In fiscal year 2011, we issued $1.3 billion in long-term debt. We intend to use the net proceeds for general corporate purposes, which may include the repayment and/or repurchase of a portion of our outstanding indebtedness, capital expenditures and investments in our business.

        As of July 1, 2011, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of July 1, 2011 and July 2, 2010 was $3.5 billion and $2.5 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt in order of maturity:

	As of
(Dollars in millions)	July 1, 2011	July 2, 2010	Change
6.375% Senior Notes due October 2011	$559	$560	$(1)
5.75% Subordinated Debentures due March 2012	—	33	(33)
2.375% Convertible Senior Notes due August 2012	—	326	(326)
10.0% Senior Secured Second-Priority Notes due May 2014	416	430	(14)
6.8% Senior Notes due October 2016	600	600	—
7.75% Senior Notes due December 2018	750	—	750
6.875% Senior Notes due May 2020	600	600	—
7.00% Senior Notes due November 2021	600	—	600

Total	$3,525	$2,549	$976

        During fiscal year 2011, we repurchased approximately 56.9 million of our ordinary shares. See Item 5. Market for Registrant's Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities—Repurchases of Our Equity Securities.

        We expect the pending transaction with Samsung to close by the end of calendar 2011. The purchase price for this transaction includes cash consideration of $687.5 million, which we are obligated to pay upon closing. We currently expect to fund this transaction with our current sources of liquidity and cash from operations.

        For fiscal year 2012, we expect capital investment to be at or below the low end of our targeted range of 6-8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of July 1, 2011, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2012	2013- 2014	2015- 2016	Thereafter
Contractual Cash Obligations:
Long-term debt(1)	$3,525	$559	$416	$—	$2,550
Interest payments on debt	1,613	241	446	364	562
Capital expenditures	166	163	3	—	—
Operating leases(2)	193	42	51	23	77
Purchase obligations(3)	1,158	1,150	8	—	—

Subtotal	6,655	2,155	924	387	3,189
Commitments:
Letters of credit or bank guarantees	31	27	4	—	—

Total	$6,686	$2,182	$928	$387	$3,189

(1)
Included in long-term debt for fiscal year 2012 is the principal amount of $559 million related to our 6.375% Notes.

(2)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(3)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of July 1, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $75 million, $8 million of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of July 1, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. For OEM sales, rebates are typically based on an OEM customer's volume of purchases or other agreed upon rebate programs. We provide for these obligations at the time that revenue is recorded based on estimated requirements. We estimate these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. Our estimates reflect contractual arrangements but also our judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by our distribution customers. Currently, our distributors' inventories are at the low end of the historical range.

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2011, sales programs were approximately 8% of gross revenue, reflecting the cumulative effect of the competitive pricing environment during the first half of fiscal year 2011. For fiscal years 2009 and 2010, total sales programs have ranged from 6% to 12% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2009 through 2011, and were approximately 0.4% of quarterly gross revenue in fiscal year 2011. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal year 2011, net favorable changes in estimates of prior warranty accruals as a percentage of revenue were not material. Our total warranty cost was 1.8%, 1.3% and 2.4% of revenue during fiscal years 2011, 2010 and 2009, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.8%, 1.8% and 2.7% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

        Accounting for Income Taxes.    We account for income taxes pursuant to Accounting Standards Codification (ASC) Topic 740 (ASC 740), Income Taxes. In applying, ASC 740, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

        Accounting for Goodwill, and Other Long-lived Assets.    We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. As required by ASC 350, we test goodwill of our reporting units annually during our fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        In accordance with ASC 360-05-4, Impairment or Disposal of Long-lived Assets. We test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the same approaches indicated above for ASC 360 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of each asset in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

Recent Accounting Pronouncements

        See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies for information regarding the effect of new accounting pronouncements on our financial statements.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At July 1, 2011, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 1, 2011. All short-term investments mature in four years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at July 1, 2011
Assets
Cash equivalents:
Fixed rate	$2,590	$—	$—	$—	$—	$—	$2,590	$2,590
Average interest rate	0.08%						0.08%
Short-term investments:
Fixed rate	$260	$132	$68	$8	$—	$—	$468	$474
Average interest rate	1.53%	2.34%	1.82%	2.98%			1.82%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$18	$18	$16
Average interest rate						0.41%	0.41%

Total investment securities	$2,850	$132	$68	$8	$—	$18	$3,076	$3,080
Average interest rate	0.21%	2.34%	1.82%	2.98%		0.41%	0.34%
Debt
Fixed rate	$559	$—	$416	$—	$—	$2,550	$3,525	$3,658
Average interest rate	6.38%		10.00%			7.14%	7.36%

        Foreign Currency Exchange Risk.    We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2011 and 2010, we did not enter into any hedges of net investments in foreign operations.

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during fiscal years 2011 and 2010.

        The table below provides information as of July 1, 2011 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai Baht	$333	30.35	$(5)
Singapore Dollar	221	1.25	4
Chinese Renminbi	78	6.38	—
Czech Koruna	11	16.95	—

Total	$643		$(1)

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of July 1, 2011, we had counterparty credit exposure of $5 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the "SDCP"). Prior to January 3, 2011, we had a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. Effective January 3, 2011, we cancelled the TRS, and we currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees' investment options.

        During fiscal year 2011, approximately $1 million of our auction rate securities were called by the issuers. As of July 1, 2011 we continued to hold auction rate securities with a par value of approximately $18 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of July 1, 2011, the estimated fair value of these auction rate securities was $16 million. We believe that the impairments totaling $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	July 1, 2011	July 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,677	$2,263
Short-term investments	474	252
Restricted cash and investments	102	114
Accounts receivable, net	1,495	1,400
Inventories	872	757
Deferred income taxes	99	118
Other current assets	706	514

Total current assets	6,425	5,418
Property, equipment and leasehold improvements, net	2,245	2,263
Deferred income taxes	374	395
Other assets, net	181	171

Total Assets	$9,225	$8,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,063	$1,780
Accrued employee compensation	199	263
Accrued warranty	189	189
Accrued expenses	438	422
Accrued income taxes	14	14
Current portion of long-term debt	560	329

Total current liabilities	3,463	2,997
Long-term accrued warranty	159	183
Long-term accrued income taxes	67	59
Other non-current liabilities	121	111
Long-term debt, less current portion	2,952	2,173

Total Liabilities	6,762	5,523
Commitments and contingencies (See Notes 13 and 14)
Shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250 million authorized; 424,611,591 issued and outstanding at July 1, 2011 and 493,008,776 issued and outstanding at July 2, 2010	—	—
Additional paid-in capital	3,980	3,851
Accumulated other comprehensive income (loss)	(6)	(4)
Retained earnings (accumulated deficit)	(1,511)	(1,123)

Total Shareholders' Equity	2,463	2,724

Total Liabilities and Shareholders' Equity	$9,225	$8,247

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
Revenue	$10,971	$11,395	$9,805
Cost of revenue	8,825	8,191	8,395
Product development	875	877	953
Marketing and administrative	445	437	537
Amortization of intangibles	2	27	55
Restructuring and other, net	18	66	210
Impairment of goodwill and other long-lived assets, net of recoveries	—	57	2,320

Total operating expenses	10,165	9,655	12,470

Income (loss) from operations	806	1,740	(2,665)
Interest income	7	6	17
Interest expense	(214)	(174)	(143)
Other, net	(20)	(3)	(23)

Other income (expense), net	(227)	(171)	(149)

Income (loss) before income taxes	579	1,569	(2,814)
Provision for (benefit from) income taxes	68	(40)	311

Net income (loss)	$511	$1,609	$(3,125)

Net income (loss) per share:
Basic	$1.13	$3.28	$(6.40)
Diluted	1.09	3.14	(6.40)
Number of shares used in per share calculations:
Basic	451	491	488
Diluted	467	514	488
Cash dividends declared per share	$0.18	$—	$0.27

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
OPERATING ACTIVITIES
Net income (loss)	$511	$1,609	$(3,125)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	754	780	931
Share-based compensation	51	57	83
Loss on redemption of debt	26	—	—
Gain on sale of property and equipment	(23)	(4)	(1)
Impairment of goodwill and other long-lived assets, net of recoveries	—	57	2,320
Deferred income taxes	46	(36)	306
Other non-cash operating activities, net	15	38	9
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	(367)	372
Inventories	(115)	(170)	358
Accounts payable	386	2	(79)
Accrued employee compensation	(64)	119	(296)
Accrued expenses, income taxes and warranty	(28)	(169)	(131)
Other assets and liabilities	(200)	16	76

Net cash provided by operating activities	1,264	1,932	823

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(843)	(639)	(633)
Proceeds from the sale of property and equipment	77	21	7
Purchases of short-term investments	(487)	(373)	(155)
Sales of short-term investments	159	119	89
Maturities of short-term investments	101	114	103
Change in restricted cash and investments	14	15	(128)
Proceeds from liquidation of deferred compensation plan investments	—	—	85
Other investing activities, net	(2)	(9)	14

Net cash used in investing activities	(981)	(752)	(618)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	15	350
Net proceeds from issuance of long-term debt	1,324	587	399
Repayments of short-term borrowings	—	(365)	—
Repayments of long-term debt and capital lease obligations	(377)	(462)	(55)
Change in restricted cash and investments	2	379	(380)
Proceeds from issuance of ordinary shares under employee stock plans	83	86	54
Dividends to shareholders	(74)	—	(132)
Repurchases of ordinary shares	(822)	(584)	—
Other financing activities, net	(5)	—	(4)

Net cash provided by (used in) financing activities	131	(344)	232

Increase in cash and cash equivalents	414	836	437
Cash and cash equivalents at the beginning of the year	2,263	1,427	990

Cash and cash equivalents at the end of the year	$2,677	$2,263	$1,427

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$193	$138	$118
Cash paid for income taxes, net of refunds	18	(14)	10

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended July 1, 2011, July 2, 2010 and July 3, 2009
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total
Balance at June 27, 2008	485	$—	$3,574	$(16)	$1,109	$4,667
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net				12		12
Change in unrealized gain (loss) on auction rate securities, net				1		1
Change in unrealized gain (loss) on post-retirement plan costs				(3)		(3)
Net loss					(3,125)	(3,125)

Comprehensive loss						(3,115)

Issuance of ordinary shares under employee stock plans	8		54			54
Dividends to shareholders					(132)	(132)
Share-based compensation			83			83
Other, net			(3)			(3)

Balance at July 3, 2009	493	—	3,708	(6)	(2,148)	1,554
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net				4		4
Change in unrealized gain (loss) on post-retirement plan costs				(2)		(2)
Net income					1,609	1,609

Comprehensive income						1,611

Issuance of ordinary shares under employee stock plans	9		86			86
Repurchases of shares	(32)				(584)	(584)
Share-based compensation			57			57

Balance at July 2, 2010	470	—	3,851	(4)	(1,123)	2,724
Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedges, net				(1)		(1)
Change in unrealized gain (loss) on post-retirement plan costs				(1)		(1)
Net income					511	511

Comprehensive income						509
Issuance of ordinary shares under employee stock plans	12		83			83
Tax benefit from exercise of stock options			2			2
Repurchases of shares	(57)				(822)	(822)
Adjustment to equity component of convertible debt upon redemption			(7)			(7)
Dividends to shareholders					(77)	(77)
Share-based compensation			51			51

Balance at July 1, 2011	425	$—	$3,980	$(6)	$(1,511)	$2,463

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        Effective as of July 3, 2010, Seagate Technology public limited company (plc), an Irish public limited company, ("Seagate-Ireland", "Seagate" or the "Company") became the successor to Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"). In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled. For presentation purposes, unless otherwise noted, common shares prior to the reorganization and ordinary shares subsequent to the reorganization are referred to herein as ordinary shares.

        The Company designs, manufactures, markets and sells hard disk drives. Hard disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic data. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; client compute applications, where its products are used in desktop and notebook computers; and client non-compute applications, where its products are used in a wide variety of end user devices such as digital video recorders (DVRs), personal data backup systems, portable external storage systems and digital media systems. The Company sells its disk drives primarily to major original equipment manufacturers (OEMs), distributors and retailers. In addition to manufacturing and selling disk drives, the Company provides storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

  Basis of Presentation and Consolidation

        The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, cash flows and shareholders' equity for the periods presented.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2011 and 2010 were comprised of 52 weeks and ended on July 1, 2011 and July 2, 2010, respectively. Fiscal year 2009 was comprised of 53 weeks and ended on July 3, 2009. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2012 will be 52 weeks and will end on June 29, 2012.

  Summary of Significant Accounting Policies

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Restricted Cash and Investments.    Restricted cash and investments represents cash and investments that are restricted as to withdrawal or use for other than current operations.

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

        Property, Equipment and Leasehold Improvements.    Property, equipment and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The costs of additions and substantial improvements to property, equipment and leasehold improvements, which extend the economic life of the underlying assets, are capitalized. The cost of maintenance and repairs to property, equipment and leasehold improvements is expensed as incurred.

        Impairment of Goodwill and Other Long-lived Assets.    The Company accounts for goodwill in accordance with Accounting Standards Codification (ASC) Topic 350 (ASC 350), Intangibles—Goodwill and Other. As required by ASC 350, the Company tests goodwill of its reporting units for impairment annually during its fourth quarter or whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        The Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Company performs a recoverability test to assess the recoverability of an asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group and the excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of assets in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

        Derivative Financial Instruments.    The Company applies the requirements of ASC Topic 815 (ASC 815), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

        Establishment of Warranty Accruals.    The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company's warranty provision considers estimated product failure rates and trends (including the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs.    The Company's revenue recognition policy complies with ASC Topic 605 (ASC 605), Revenue Recognition. Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectability is reasonably assured. Revenue from sales of products to direct retail customers and to customers in certain indirect retail channels is recognized on a sell-through basis.

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

        Restructuring Costs.    The Company records restructuring activities, including costs for one-time termination benefits, in accordance with ASC Topic 420 (ASC 420), Restructuring. Severance costs accounted for under ASC 420 are recognized when management, having the appropriate authorization, has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $21 million, $23 million and $48 million in fiscal years 2011, 2010 and 2009, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

        Accounting for Income Taxes.    The Company accounts for income taxes pursuant to ASC Topic 740 (ASC 740), Incomes Taxes. In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for a valuation allowance may also change.

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

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10 percent of the Company's accounts receivable as of July 1, 2011.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Newly Adopted and Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. The ASU requires companies to report comprehensive income, including items of other comprehensive income, for all periods presented in a single continuous financial statement in the Consolidated Statements of Operations or split between the Consolidated Statements of Operations and a separate Consolidated Statements of Other Comprehensive Income. The ASU is effective for the Company's first quarter of fiscal year 2013. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU requires additional disclosures about the sensitivity to changes in unobservable inputs for Level 3 measurements. In addition, for items that are not measured at fair value on the balance sheet but for which the disclosure of fair values in the footnotes is required, the ASU requires disclosures of the categorization by level within the fair value hierarchy. The ASU is effective for the Company's first quarter of fiscal year 2013. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations. The ASU clarifies that pro forma information to be disclosed should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the annual reporting period. The ASU is effective for the Company's first quarter of fiscal year 2012. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

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

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the best estimate of selling price (BESP) in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The Company implemented the provisions of this guidance beginning on July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985)—Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The Company implemented the provisions of this guidance beginning on July 3, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2. Balance Sheet Information

  Investments

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

        The Company's available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company's auction rate securities failed to settle at auction and have continued to fail through July 1, 2011. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company's Consolidated Balance Sheets.

        As of July 1, 2011, the Company's restricted cash and investments consisted of $84 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations. As of July 2, 2010, the Company's restricted cash and investments consisted of $76 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $38 million in cash and investments held as collateral at banks for various performance obligations.

        Effective January 3, 2011, the Company cancelled its Total Return Swap (TRS), which had been used to manage the equity market risks associated with its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). Currently, the Company manages its exposure to equity market risks associated with the deferred compensation liabilities by investing directly in mutual funds that mirror the employees' investment options. The Company classified investments held to satisfy the deferred compensation liabilities as trading securities.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,729	$—	$1,729
Money market funds	815	—	815
U.S. treasuries and agency bonds	190	—	190
Certificates of deposit	136	—	136
Corporate bonds	116	—	116
Auction rate securities	18	(2)	16
Other debt securities	96		96

	3,100	(2)	3,098
Trading securities	80	4	84

Total	$3,180	$2	$3,182

Included in Cash and cash equivalents			$2,590
Included in Short-term investments			474
Included in Restricted cash and investments			102
Included in Other assets, net			16

Total			$3,182

        As of July 1, 2011, with the exception of the Company's auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2011.

        The fair value of the Company's investments in debt securities classified as available-for-sale at July 1, 2011 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,876	$2,876
Due in 1 to 3 years	206	206
Thereafter	18	16

Total	$3,100	$3,098

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 2, 2010:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,231	$—	$1,231
Money market funds	833	—	833
U.S. treasuries and agency bonds	154	1	155
Other debt securities	134	—	134
Auction rate securities	19	(2)	17

Total	$2,371	$(1)	$2,370

Included in Cash and cash equivalents			$2,101
Included in Short-term investments			252
Included in Other assets, net			17

Total			$2,370

        As of July 2, 2010, with the exception of the Company's auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 2, 2010.

Accounts Receivable, net

(Dollars in millions)	July 1, 2011	July 2, 2010
Accounts receivable	$1,505	$1,410
Allowance for doubtful accounts	(10)	(10)

	$1,495	$1,400

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges to Operations	Deductions(1)	Balance at End of Period
Fiscal year ended July 3, 2009	$6	$4	$—	$10
Fiscal year ended July 2, 2010	$10	$1	$(1)	$10
Fiscal year ended July 1, 2011	$10	$1	$(1)	$10

(1)
Uncollectible accounts written off, net of recoveries.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

(Dollars in millions)	July 1, 2011	July 2, 2010
Raw materials and components	$286	$263
Work-in-process	201	145
Finished goods	385	349

	$872	$757

Other Current Assets

(Dollars in millions)	July 1, 2011	July 2, 2010
Vendor non-trade receivables	$519	$351
Other	187	163

	$706	$514

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	Useful Life in Years	July 1, 2011	July 2, 2010
Land		$29	$22
Equipment	3 – 5	5,988	5,309
Buildings and leasehold improvements	Up to 48	1,203	1,164
Construction in progress		163	347

		7,383	6,842
Less accumulated depreciation and amortization		(5,138)	(4,579)

		$2,245	$2,263

        Depreciation expense, which includes amortization of leasehold improvements, was $748 million, $745 million and $862 million for fiscal years 2011, 2010 and 2009, respectively. Additionally, depreciation expense in fiscal year 2009 included $57 million of accelerated depreciation charges related primarily to the closure of the Company's Milpitas, California and Pittsburgh, Pennsylvania facilities.

        Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2011, 2010 and 2009, the Company capitalized interest of $5 million, $3 million and $6 million, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Impairment of Goodwill and Other Long-lived Assets

  Goodwill

        The Company tests goodwill for impairment on an annual basis and, if required, at an interim date should events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value.

        The Company did not record any goodwill impairment since fiscal year 2009. During fiscal year 2009, the Company observed a sharp deterioration in the general business environment and in all of its major markets. The Company determined that a significant adverse change in its business climate had occurred, and completed a review of goodwill for impairment.

        As a result, in the fiscal year 2009, the Company recorded impairment charges of approximately $2.2 billion for the goodwill of the Hard Disk Drive reporting unit, representing its entire carrying value, and $150 million for the goodwill of the Services reporting unit reducing the carrying value to $31 million. These impairment charges were included in Impairment of goodwill and other long-lived assets, net of recoveries in the Consolidated Statements of Operations. The Company concluded that goodwill in the amount of $31 million, which relates entirely to the Company's Services reporting unit, was not impaired as of July 1, 2011 and July 2, 2010.

  Other Long-lived Assets (Property, equipment, leasehold improvements, and other intangible assets)

        The Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets, subject to amortization, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

        During fiscal year 2010, the Company committed to a plan to sell certain equipment related to certain research activities that had ceased. The Company recorded a charge of $57 million in order to write down the carrying amount of these assets to estimated fair value less costs to sell. As of July 1, 2011, the Company has completed the sale of these assets.

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

        The Company recorded impairment charges of $3 million for the property and equipment and intangible assets of the Services reporting unit during fiscal year 2009. The Company recorded these impairment charges in Impairment of goodwill and other long-lived assets, net of recoveries in the Consolidated Statements of Operations. No impairment charge was recorded for the intangible assets or property, equipment and leasehold improvements of the Hard Disk Drive reporting unit.

        Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization of the existing technology intangible asset is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. The carrying values of intangible assets were not

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material as of July 1, 2011 and July 2, 2010. In fiscal years 2011, 2010 and 2009, amortization expense for other intangible assets was $6 million, $35 million and $69 million, respectively.

4. Restructuring and Exit Costs

        During fiscal year 2011, the Company recorded restructuring and other charges of $18 million, mainly comprised of charges related to its AMK restructuring plan announced in the first quarter of fiscal year 2010 and costs associated with the closure of facilities previously announced. During fiscal year 2010, the Company recorded restructuring and other charges of $66 million mainly comprised of charges related to its AMK restructuring plan announced in the first quarter of fiscal year 2010 and additional restructuring charges related to its Pittsburgh, Pennsylvania facility and facilities acquired as part of the 2006 acquisition of Maxtor Corporation ("Maxtor"). During fiscal year 2009, the Company recorded restructuring and other charges of $210 million, comprised mainly of charges related to the May 2009 Plan and January 2009 Plan, both intended to realign its cost structure with the macroeconomic business environment. All restructuring charges are reported in Restructuring and other, net in the Consolidated Statements of Operations, unless otherwise noted. The Company's significant restructuring plans are described below.

        2010 Plan.    From the inception of the Company's restructuring plan announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company recorded a total of $4 million related to employee termination costs prior to fiscal year ended July 1, 2011; no additional charges were incurred during the fiscal year 2011. The Company made cash payments of $2 million and completed the plan during the fiscal year ended July 1, 2011.

        AMK Plan.    In August 2009, the Company announced that it would close its AMK facility in Singapore. Manufacturing operations at this facility had ceased as of the third quarter of fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company's Asia International Headquarters (IHQ) remains in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company currently estimates total restructuring charges of approximately $60 million, all in cash, including approximately $40 million for post-employment benefits, approximately $10 million for the relocation of manufacturing equipment, and approximately $10 million for other plant closure and relocation costs. From the inception of the plan the Company has recorded $48 million in restructuring charges. During fiscal year 2011, the Company accrued total restructuring charges of $3 million related to post-employment benefits and $6 million related to other exit costs. The Company made cash payments of $38 million relating to this plan during fiscal year 2011.

        Other Restructuring and Exit Costs.    Through July 1, 2011, the Company has recorded restructuring related charges of approximately $120 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating to $270 million related to its acquisition of Maxtor. These plans are currently expected to result in total charges of approximately $410 million. During the year ended July 1, 2011, the Company recorded restructuring charges of $4 million related to facility lease obligations, $3 million related to post-employment benefits and $2 million related to other exit costs. The Company made cash payments of $23 million on these and other smaller restructuring plans. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's restructuring activities for fiscal years 2011, 2010 and 2009:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at June 27, 2008	$52	$17	$18	$87
Restructuring charges	176	12	15	203
Cash payments	(164)	(8)	(24)	(196)
Adjustments	(3)	19	(9)	7

Accrual balances at July 3, 2009	61	40	—	101
Restructuring charges	42	15	7	64
Cash payments	(62)	(14)	(7)	(83)
Adjustments	(3)	5	—	2

Accrual balances at July 2, 2010	38	46	—	84
Restructuring charges	3	4	8	15
Cash payments	(36)	(19)	(8)	(63)
Adjustments	3	—	—	3

Accrual balances at July 1, 2011	$8	$31	$—	$39

        Of the accrued restructuring balance of approximately $39 million at July 1, 2011, $15 million is included in Accrued expenses and $24 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $84 million at July 2, 2010, $51 million is included in Accrued expenses and $33 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

5. Debt and Convertible Notes

  Short-Term Borrowings

        On January 18, 2011, the Company, and its subsidiary Seagate HDD Cayman entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. The Company and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The $350 million revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of July 1, 2011, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The credit agreement that governs the revolving credit facility contains certain covenants that the Company must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum amount of cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of July 1, 2011, the Company was in compliance with all covenants, including the financial ratios that it is required to maintain.

  Long-Term Debt

        $600 Million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2021 Notes were approximately $588 million, which the Company intends to use for general corporate purposes, which may include the repayment, redemption and/or repurchase of a portion of its outstanding indebtedness, capital expenditures and investments in its business. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 2, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107.0% of the principal amount plus accrued interest to the redemption date.

        $750 Million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the "2018 Notes").    On December 14, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $750 million aggregate principal amount of the 2018 Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2018 Notes were approximately $736 million, which the Company intends to use for general corporate purposes, which may include the repayment, redemption and/or repurchase of a portion of its outstanding indebtedness. The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The 2018 Notes are redeemable at any time prior to December 15, 2014 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2018 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on December 15, 2014 plus interest payments due through December 15, 2014, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2018 Notes are redeemable at any time on or after December 15, 2014 at various prices expressed as a percentage of the principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before December 15, 2013, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107.75% of the principal amount plus accrued interest to the redemption date.

        $600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the "2011 Notes").    The interest on the 2011 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2011 Notes is Seagate Technology HDD Cayman, and the obligations under the 2011 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2011 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2011 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable Treasury rate plus 50 basis points. The 2011 Notes are included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet at July 1, 2011.

        $430 Million Aggregate Principal Amount of 10.00% Senior Secured Second-Priority Notes due May 2014 (the "2014 Notes").    On May 1, 2009, the Company's subsidiary, Seagate Technology International, completed the sale of $430 million aggregate principal amount of the 2014 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2014 Notes are unconditionally guaranteed by the Company and certain of its significant subsidiaries. In addition, the obligations under the 2014 Notes are secured by a second-priority lien on substantially all of the Company's tangible and intangible assets. The indenture governing the 2014 Notes contains covenants that limit the Company's ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred shares, create liens, enter into mergers, pay dividends, redeem or repurchase debt or shares, and enter into certain transactions with the Company's shareholders or affiliates. The interest on the 2014 Notes is payable semi-annually on May 1 and November 1 of each year. The 2014 Notes are redeemable any time prior to May 1, 2013 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2014 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2013 plus interest payments due through May 1, 2013, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2014 Notes are redeemable at any time on or after May 1, 2013 at the option of the Company in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus a premium equal to one-half the annual coupon thereon and accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2012, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 110% of the principal amount plus accrued interest to the redemption date. During the fiscal year 2011, the Company redeemed approximately $14 million aggregate principal amount of its 2014 Notes for cash at 110% of their principal amount, plus accrued and unpaid interest to the redemption date. The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net in the Company's Consolidated Statements of Operations for the fiscal year ended July 1, 2011.

        $600 Million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the "2016 Notes").    The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

        $600 Million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the "2020 Notes").    On May 13, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2020 Notes were approximately $587 million, which the Company intends to use to repay,

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeem and/or repurchase a portion of the Company's outstanding indebtedness and for general corporate purposes. The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The 2020 Notes are redeemable any time prior to May 1, 2015 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2020 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2015 plus interest payments due through May 1, 2015, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2020 Notes are redeemable at any time on or after May 1, 2015 at various prices expressed as a percentage of the principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2013, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 106.875% of the principal amount plus accrued interest to the redemption date.

        $55 Million Aggregate Principal Amount of 5.75% Subordinated Debentures due March 2012 (the "5.75% Debentures").    On July 27, 2010, the Company redeemed the entire outstanding aggregate principal amount of the 5.75% Debentures for cash at 100% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $34 million. The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net in the Company's Consolidated Statement of Operations for the fiscal year ended July 1, 2011.

  Convertible Notes

        $326 Million Aggregate Principal Amount of 2.375% Convertible Senior Notes due August 2012 (the "2.375% Notes").    On August 19, 2010, the Company redeemed the entire $326 million outstanding aggregate principal amount of the 2.375% Notes for cash at a redemption price equal to 100.68% of their principal amount, plus accrued and unpaid interest to the redemption date for approximately $328 million. The Company recorded a loss on the redemption of approximately $22 million, which is included in Other, net in the Company's Consolidated Statements of Operations for the fiscal year ended July 1, 2011. The effective interest rate, contractual interest expense and amortization of debt discount for the 2.375% Notes for the fiscal years ended July 1, 2011 and July 2, 2010 were as follows:

	Fiscal Years Ended
(Dollars in millions, except for percentages)	July 1, 2011	July 2, 2010
Effective interest rate	6.9%	6.9%
Interest expense—contractual	$1	$8
Interest expense—amortization of debt discount due to change in accounting	$2	$12

        At July 1, 2011, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2012	$559
2013	—
2014	416
2015	—
2016	—
Thereafter	2,550

$3,525

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
Current tax expense (benefit):
U.S. Federal	$(6)	$(14)	$2
U.S. State	—	1	3
Non-U.S.	28	9	—

Total Current	22	(4)	5

Deferred tax expense (benefit):
U.S. Federal	23	(37)	291
U.S. State	3	2	4
Non-U.S.	20	(1)	11

Total Deferred	46	(36)	306

Provision for (benefit from) income taxes	$68	$(40)	$311

        Income (loss) before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
U.S.	$100	$58	$(354)
Non-U.S	479	1,511	(2,460)

	$579	$1,569	$(2,814)

        During fiscal year 2011, the Company recorded an income tax provision of $68 million which includes non-U.S. income tax expense for income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years partially offset by tax benefits for the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitation. The U.S. federal and state net deferred tax expense recorded in fiscal year 2011 included taxes on intercompany transactions.

        The U.S. federal and state net deferred tax benefit recorded in fiscal year 2010 of $35 million included $55 million of deferred tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in fiscal year 2009. The valuation allowance reversal recorded in fiscal year 2010 resulted from revisions to the Company's forecasts of U.S. taxable income. The U.S. federal and state deferred tax expense in fiscal year 2009 of $295 million resulted primarily from recording additional valuation allowance for U.S. federal and state deferred tax assets.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company recorded an excess tax benefit associated with stock option deductions in fiscal year 2011 of $2 million and no excess tax benefits in 2010 or 2009.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010
Deferred tax assets
Accrued warranty	$130	$137
Inventory valuation accounts	68	54
Receivable reserves	18	16
Accrued compensation and benefits	117	147
Depreciation	126	145
Restructuring accruals	10	15
Other accruals and deferred items	50	51
Net operating losses and tax credit carry-forwards	1,087	1,085
Other assets	10	12

Total Deferred tax assets	1,616	1,662
Valuation allowance	(1,146)	(1,164)

Net Deferred tax assets	470	498

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(8)	(3)
Trading Securities—Unrealized Gain	(2)	—
Acquired intangible assets	—	(3)
Debt discount	—	(10)
Depreciation	(5)	(9)

Total Deferred tax liabilities	(15)	(25)

Net Deferred tax assets	455	473
Deferred taxes on inter-company transactions	7	32

Total Deferred tax assets	$462	$505

As Reported on the Balance Sheet
Current assets—Deferred income taxes	$99	$118
Non-current assets—Deferred income taxes	374	395
Other current liabilities	(11)	(8)

Total Deferred income taxes	$462	$505

        The deferred tax asset valuation allowance decreased by approximately $18 million in fiscal year 2011, decreased by approximately $133 million in fiscal year 2010 and increased by approximately $864 million in fiscal year 2009.

        At July 1, 2011, the Company recorded $462 million of net deferred tax assets. The realization of $455 million of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured,

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

        At July 1, 2011, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $2.6 billion, $1.8 billion and $623 million, respectively, which will expire at various dates beginning in fiscal year 2013, if not utilized. At July 1, 2011, the Company had U.S. federal and state tax credit carryforwards of $278 million and $74 million, respectively, which will expire at various dates beginning in fiscal year 2012, if not utilized. Of the $2.6 billion of loss carryovers noted above, approximately $754 million will be credited to Additional paid-in capital upon recognition.

        Approximately $364 million and $90 million of the Company's U.S. NOL and tax credit carryforwards, respectively, are subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law.

        The Company became an Irish tax resident in fiscal year 2010. Prior to fiscal year 2010, the Company was headquartered in the Cayman Islands and not subject to tax in the Cayman Islands. For purposes of the tax reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was used in fiscal years 2011 and 2010. For fiscal year 2009, a notional 35% statutory rate was used.

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
Provision (benefit) at statutory rate	$145	$392	$(985)
Net U.S. state income tax provision	2	3	6
Permanent differences	—	2	9
Non-deductible goodwill impairments	—	—	813
Valuation allowance	(18)	(77)	310
Non-U.S. losses with no tax benefits	7	31	263
Non-U.S. earnings taxed at less than statutory rate	(102)	(393)	(138)
Tax expense related to intercompany transactions	26	26	27
Other individually immaterial items	8	(24)	6

Provision for (benefit from) income taxes	$68	$(40)	$311

        A substantial portion of the Company's operations in Malaysia, Singapore, Switzerland and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company's net income by approximately $117 million in fiscal year 2011 ($0.25 per share, diluted), to increase the Company's net income by $307 million in fiscal year 2010 ($0.60 per share, diluted), and to decrease the Company's net loss by approximately $79 million in fiscal year 2009 ($0.16 per share, diluted).

        Since establishing Irish tax residency in fiscal year 2010 as a result of the implementation of certain pre-reorganization steps in connection with the Company's previously announced plan to move its corporate headquarters to Ireland, the Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Irish income taxes have not been provided as of July 1, 2011 was approximately $2.5 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $625 million would result.

        As of July 1, 2011 and July 2, 2010, the Company had approximately $128 million and $115 million, respectively, in unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate were $128 million and $115 million as of July 1, 2011 and July 2, 2010, respectively, subject to certain future valuation allowance reversals.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	July 3, 2009
Balance of unrecognized tax benefits at the beginning of the year	$115	$118	$374
Gross increase for tax positions of prior years	30	2	49
Gross decrease for tax positions of prior years	(24)	(5)	(287)
Gross increase for tax positions of current year	13	6	13
Gross decrease for tax positions of current year	—	—	—
Settlements	—	(4)	—
Lapse of statutes of limitation	(10)	(3)	(23)
Non-U.S. exchange (gain)/loss	4	1	(8)

Balance of unrecognized tax benefits at the end of the year	$128	$115	$118

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2011, the Company recognized a net tax expense for interest and penalties of less than $1 million as compared to a net benefit of $1 million and $6 million during fiscal year 2010 and fiscal year 2009, respectively. As of July 1, 2011, the Company had $15 million of accrued interest and penalties related to unrecognized tax benefits which was unchanged from fiscal year 2010.

        During the 12 months beginning July 2, 2011, the Company expects to reduce its unrecognized tax benefits by approximately $10 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In May 2011, the U.S. Internal Revenue Service (IRS) completed its field examination of the Company's U.S. federal income tax returns for fiscal years ending in 2005 through 2007. The IRS issued a Revenue Agent's Report and proposed certain adjustments. The Company is currently contesting certain of these proposed adjustments through the IRS Appeals Office. The Company believes that the resolution of these disputed issues will have no material impact on its financial statements.

        With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examinations for years ending prior to fiscal year 2003. The Company is also no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2005.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. As of July 1, 2011 and July 2, 2010, the Company had net unrealized gains on cash flow hedges of approximately $2 million and $3 million, respectively.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2011, 2010, and 2009. As of July 1, 2011, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is a net gain of $3 million.

        As of July 1, 2011, the total notional value of the Company's outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$98	$235
Singapore dollars	212	9
Chinese Renminbi	78	—
Czech koruna	—	11

	$388	$255

        As of July 2, 2010, the total notional value of the Company's outstanding foreign currency forward exchange contracts was:

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$406	$163
Singapore dollars	84	8
Japanese Yen	1	—
Czech koruna	—	10

	$491	$181

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its SDCP. Prior to January 3, 2011, the Company had a TRS in order to manage the equity market risks associated with the SDCP liabilities. Effective January 3, 2011, the Company cancelled the TRS, and currently manages its exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees' investment options.

        The following table shows the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 1, 2011 and July 2, 2010:

Fair Values of Derivative Instruments as of July 1, 2011

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(4)

Total derivatives		$5		$(6)

Fair Values of Derivative Instruments as of July 2, 2010

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	(1)

Total derivatives		$7		$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on Other comprehensive income (loss) (OCI) and the Consolidated Statements of Operations for the fiscal year ended July 1, 2011:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$39	Cost of revenue	$39	Cost of revenue	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$18
Total return swap	Operating expenses	$14

		$32

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 1, 2011.

        The following tables show the effect of the Company's derivative instruments on Other comprehensive income (loss) (OCI) and the Consolidated Statements of Operations for the fiscal year ended July 2, 2010:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$14	Cost of revenue	$10	Cost of revenue	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$14
Total return swap	Operating expenses	$9

		$23

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 2, 2010.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 1, 2011:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,729	$—	$1,729
Money market funds	800	—	—	800
U.S. treasuries and agency bonds	—	190	—	190
Certificates of deposit	—	133	—	133
Corporate bonds	—	116	—	116
Other debt securities	—	96	—	96

Total cash equivalents and short-term investments	800	2,264	—	3,064

Restricted cash and investments:
Mutual Funds	81	—	—	81
Other debt securities	19	2	—	21
Auction rate securities	—	—	16	16
Derivative assets	—	5	—	5

Total assets	$900	$2,271	$16	$3,187

Liabilities:
Derivative liabilities	$—	$(6)	$—	$(6)

Total liabilities	$—	$(6)	$—	$(6)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$800	$1,790	$—	$2,590
Short-term investments	—	474	—	474
Restricted cash and investments	100	2	—	102
Other current assets	—	5	—	5
Other assets, net	—	—	16	16

Total assets	$900	$2,271	$16	$3,187

Liabilities:
Accrued expenses	$—	$(6)	$—	$(6)

Total liabilities	$—	$(6)	$—	$(6)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 2, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$1,231	$—	$1,231
Money market funds	833	—	—	833
U.S. treasuries and agency bonds	—	155	—	155
Other debt securities	—	134	—	134

Total Cash Equivalents and Marketable Securities	833	1,520	—	2,353

Restricted Cash and Investments:
Other debt securities	76	5	—	81
Auction rate securities	—	—	17	17
Derivative assets	—	7	—	7

Total Assets	$909	$1,532	$17	$2,458

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$833	$1,268	$—	$2,101
Short-term investments	—	252	—	252
Restricted cash and investments	76	5	—	81
Other current assets	—	7	—	7
Other assets, net	—	—	17	17

Total Assets	$909	$1,532	$17	$2,458

Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)

Total Liabilities	$—	$(1)	$—	$(1)

        Level 1 assets consist of money market funds and mutual funds for which quoted prices are available in an active market.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 1, 2011, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        The Company's Level 3 assets consist of auction rate securities with a par value of approximately $18 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through July 1, 2011. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the fiscal year ended July 2, 2011:

(Dollars in millions)	Auction Rate Securities
Balance at June 27, 2008	$28
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	(2)
Unrealized gains (losses)(2)	—
Sales and settlements	(8)

Balance at July 3, 2009	18
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	(1)
Unrealized gains (losses)(2)	—
Sales and settlements	—

Balance at July 2, 2010	17
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and settlements	(1)

Balance at July 1, 2011	$16

(1)
Realized gains (losses) on auction rate securities are recorded in Other, net in the Consolidated Statements of Operations.

(2)
Unrealized gains (losses) on auction rate securities are recorded as a separate component of Total comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity.

  Items Measured at Fair Value on a Non-Recurring Basis

	Fair Value Measurements Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Equity investment	$—	$—	$2	$2

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in the accompanying balance sheets in Other assets, net, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at July 1, 2011 and July 2, 2010 totaled $27 million and $28 million, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the fiscal years 2011 and 2010, the Company determined that some of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized a charge of $5 million and $13 million, respectively, in order to write down the carrying amount of the investment to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach which was then used to estimate the applicable portion of the fair value of its underlying intellectual property assets at the end of the fourth quarter of fiscal 2011.

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value is derived from quoted prices in active markets, except for capital leases, which are reflected at carrying value. The carrying amounts and fair values of the Company's debt are included in the following table in order of maturity:

	July 1, 2011		July 2, 2010
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Capital Leases	$1	$1	$2	$2
6.375% Senior Notes due October 2011	559	561	559	577
5.75% Subordinated Debentures due March 2012	—	—	31	33
2.375% Convertible Senior Notes due August 2012	—	—	298	329
10.0% Senior Secured Second-Priority Notes due May 2014	403	481	413	490
6.8% Senior Notes due October 2016	599	647	599	587
7.75% Senior Notes due December 2018	750	780	—	—
6.875% Senior Notes due May 2020	600	591	600	574
7.00% Senior Notes due November 2021	600	598	—	—

	3,512	3,659	2,502	2,592
Less short-term borrowings and current portion of long-term debt	(560)	(562)	(329)	(362)

Long-term debt, less current portion	$2,952	$3,097	$2,173	$2,230

9. Shareholders' Equity

  Share Capital

        On July 3, 2010, the Company consummated a reorganization pursuant to which Seagate-Ireland became the publicly traded parent of the Seagate corporate family. In connection with the reorganization, all issued and outstanding Seagate-Cayman common shares were cancelled and ceased to exist, and Seagate-Ireland issued ordinary shares on a one-for-one basis to the holders of Seagate-Cayman common shares for each Seagate-Cayman common share that was cancelled. In addition, Seagate-Ireland assumed Seagate-Cayman's equity incentive related plans, sub-plans and agreements, including, but not limited to, the Seagate Technology 2001 Share Option Plan, the Amended Seagate Technology 2004 Share Compensation Plan, the Seagate Technology Employee Stock Purchase Plan, the Maxtor Corporation 2005 Performance Incentive Plan, the Maxtor Corporation Amended and Restated 1996 Stock Option Plan, and the Quantum Corporation Supplemental Stock Option Plan.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 424,611,591 shares were outstanding as of July 1, 2011, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 1, 2011.

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

        Preferred shares—The Company may issue preferred shares in one or more series, up to the authorized amount, without shareholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the shareholders.

        The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of July 1, 2011, there were no preferred shares outstanding.

  Dividends

        In fiscal year 2011, the Company reinstated its dividend policy and declared a cash dividend aggregating $77 million, or $0.18 per share, payable on June 1, 2011 to our shareholders of record as of May 2, 2011. As of July 1, 2011, $74 million of the related cash dividend was paid to the shareholders and $3 million was withheld for taxes. The Company did not declare or pay any dividends in fiscal year 2010.

  Repurchases of Equity Securities

        On February 1, 2010, the Company announced that its Board of Directors authorized an Anti-Dilution Share Repurchase Program. The repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its ordinary shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants. Repurchases may be made through open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, such as by way of an accelerated share repurchase program, through block trades or through the purchase of call options or the sale of put options. Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the Anti-Dilution Share Repurchase Program will continue until terminated by the Company's Board of Directors.

        On November 29, 2010, the Company's Board of Directors authorized repurchases of up to an additional $2 billion of the Company's outstanding ordinary shares.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables set forth information with respect to repurchases of the Company's shares made during fiscal year 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased from February 1, 2010 through July 2, 2010	32.4	$584
Repurchased in fiscal year 2011	20.7	305

Cumulative repurchased through July 1, 2011	53.1	$889

November 2010 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased in fiscal year 2011	36.2	$517

Cumulative repurchased through July 1, 2011	36.2	$517

10. Compensation

  Stock-Based Compensation Plans

        The Company's stock-based compensation plans have been established to promote the Company's long-term growth and financial success by providing incentives to its employees, directors, and consultants through grants of share-based awards. The provisions of the Company's stock-based benefit plans, which allow for the grant of various types of equity-based awards, are also intended to provide greater flexibility to maintain the Company's competitive ability to attract, retain and motivate participants for the benefit of the Company and its shareholders.

        Seagate Technology plc 2001 Share Option Plan (the "SOP").    A maximum of 100 million ordinary shares are issuable under the SOP. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SOP were granted at fair market value, with options granted up through September 5, 2004 expiring ten years from the date of grant and options granted subsequent to September 5, 2004 expiring seven years from the date of grant. The SOP expired on February 1, 2011, and no shares have been granted from the SOP subsequent to that date.

        Seagate Technology plc 2004 Share Compensation Plan (the "SCP").    A maximum of 63.5 million ordinary shares are issuable under the SCP, including 10 million authorized for issuance of share awards and restricted units. Share awards and restricted units granted to employees generally vest 25% annually. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SCP were granted at fair market value. As of July 1, 2011, there were approximately 15.8 million ordinary shares available for issuance under the SCP.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On September 13, 2010, the Company granted performance-based restricted units to its senior executive officers under the SCP. A single restricted unit represents the right to receive a single ordinary share of the Company. The performance-based restricted units vest after the end of the performance period of three years from the grant date. Vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors. The performance goals are a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period. A percentage of the performance-based restricted units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted 0.3 million units. In evaluating the fair value of the performance-based restricted stock unit, the Company used a Monte Carlo simulation on the grant date, taking the TSR goal into consideration, and determined the fair value to be $12.13 per unit. Compensation expense related to the performance-based restricted units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement. Compensation expense related to these restricted units for fiscal year 2011 was not material.

        Seagate Technology plc Stock Purchase Plan (the "ESPP").    There are 40 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 1, 2011 there were approximately 7.0 million ordinary shares available for issuance under the ESPP.

        i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan").    In October 2010, i365, Inc. ("i365"), a wholly owned subsidiary of the Company, adopted the i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan"). A maximum of 5 million shares of i365's common stock are issuable under the i365 Plan. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. During fiscal year 2011, the Company issued options for the purchase of approximately 4 million i365 common shares with an exercise price of $1.59. As of July 1, 2011, there were approximately 1 million shares of common stock available for issuance under the i365 Plan. The compensation expense associated with options granted to date under the i365 Plan is not material.

  Determining Fair Value of Seagate Technology Stock Plans

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Fair Value—The fair value of the Company's nonvested shares and performance shares for fiscal years 2011, 2010, and 2009 is the price of the Company's shares on the grant date.

	Fiscal Years
	2011	2010	2009
Nonvested shares
Weighted-average fair value	$11.61	$15.47	$13.09
Performance shares
Weighted-average fair value	$13.63	n/a	$12.38
Performance units
Weighted-average fair value	$12.13	n/a	n/a

        The fair value of the Company's shares related to options granted to employees and shares issued from the ESPP for fiscal years 2011, 2010 and 2009 were estimated using the following weighted-average assumptions:

	Fiscal Years
	2011	2010	2009
Options
Expected term (in years)	4.2	4.2	4.0 – 4.5
Volatility	49 – 57%	51 – 57%	36 – 50%
Expected dividend rate	0 – 4.3%	0%	0 – 12.2%
Risk-free interest rate	0.9 – 1.8%	1.7 – 2.1%	1.6 – 3.0%
Weighted-average fair value	$5.32	$6.45	$1.47
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	44 – 47%	49 – 60%	39 – 84%
Expected dividend rate	0%	0%	3.0 – 3.2%
Risk-free interest rate	0.1 – 0.2%	0.2 – 0.3%	0.4 – 2.0%
Weighted-average fair value	$3.42	$4.19	$2.48

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Compensation Expense

        The Company recorded $51 million, $57 million and $83 million of stock-based compensation during fiscal years 2011, 2010 and 2009, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

  Cash Flows from Excess Tax Benefits

        The cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee's exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company did not recognize any cash flows from excess tax benefits during fiscal years 2011, 2010 and 2009.

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at July 2, 2010	54.6	$12.73	3.9	$232
Granted	3.1	12.14
Exercised	(7.9)	6.45
Forfeitures	(1.3)	9.59
Expirations	(2.1)	21.74

Outstanding at July 1, 2011	46.4	$13.44	3.3	$259

Vested and expected to vest at July 1, 2011	45.2	$13.59	3.1	$247

Exercisable at July 1, 2011	32.8	$16.14	2.6	$126

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at July 1, 2011. During fiscal years 2011, 2010 and 2009, the aggregate intrinsic value of options exercised under the Company's stock option plans was $76 million, $41 million and $12 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2011 was approximately $44 million.

        At July 1, 2011, the total compensation cost related to options granted to employees but not yet recognized was approximately $28 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Nonvested Share Activity

        The following is a summary of nonvested share activities:

Nonvested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Nonvested at July 2, 2010	0.9	$13.77
Granted	2.0	$11.61
Forfeitures	(0.1)	$12.51
Vested	(0.3)	$14.04

Nonvested at July 1, 2011	2.5	$12.05

        At July 1, 2011, the total compensation cost related to nonvested shares granted to employees but not yet recognized was approximately $21 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested shares vested during fiscal year 2011 was approximately $3 million.

  Performance Share Activity

        The following is a summary of performance share activities:

Performance Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance shares at July 2, 2010	0.3	$12.34
Granted	0.2	$13.63
Forfeitures	—	$—
Vested	(0.2)	$12.34

Performance shares at July 1, 2011	0.3	$11.97

        At July 1, 2011, the total compensation cost related to performance shares granted to employees but not yet recognized was approximately $3 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3 years. As of July 1, 2011, none of the performance shares issued have vested.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Performance Unit Activity

        The following is a summary of performance unit activities:

Performance Units	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance units at July 2, 2010	—	$—
Granted	0.3	$12.13
Forfeitures	—	$—

Performance units at July 1, 2011	0.3	$12.13

        At July 1, 2011, the total compensation cost related to performance units granted to employees but not yet recognized was approximately $2 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.2 years.

  ESPP

        During fiscal years 2011 and 2010, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $7 million and $31 million, respectively. At July 1, 2011, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month.

        The following table shows the shares issued, and their respective weighted-average purchase price, pursuant to the ESPP during fiscal year 2011.

	July 30, 2010	January 31, 2011
Shares issued (in millions)	1.5	1.5
Weighted-average purchase price per share	$10.67	$10.99

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $3,500 per participating employee. During fiscal years 2011, 2010 and 2009, the Company made matching contributions of $13 million, $12 million and $13 million, respectively.

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. The Company's assets designated to pay benefits under the plan are held by a rabbi trust. The assets and liabilities of a rabbi trust are accounted for as assets and liabilities of the Company. At July 1, 2011 and July 2, 2010, the assets held

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the rabbi trust were approximately $84 million and $76 million, respectively, and are included in Restricted cash and investments in the Consolidated Balance Sheets. The deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying Consolidated Balance Sheets was approximately $93 million and $82 million as of July 1, 2011 and July 2, 2010, respectively.

        Effective January 3, 2011, the Company cancelled its TRS, which had been used to manage the equity market risks associated with SDCP. Currently, the Company manages its exposure to equity market risks associated with the deferred compensation liabilities by investing directly in mutual funds that mirror the employees' investment options. The Company classified investments held to satisfy the deferred compensation liabilities as trading securities.

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(In millions, except per share data)	July 1, 2011	July 2, 2010	July 3, 2009
Numerator:
Net income (loss)	$511	$1,609	$(3,125)
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	5	—

Net income (loss), as adjusted	$511	$1,614	$(3,125)

Number of shares used in per share calculations:
Weighted-average shares outstanding	451	492	490
Weighted-average nonvested shares	—	(1)	(2)

Total shares for purpose of calculating basic net income (loss) per share	451	491	488
Weighted-average effect of dilutive securities:
Employee equity award plans	16	20	—
2.375% Convertible Senior Notes due August 2012	—	1	—
6.8% Convertible Senior Notes due April 2010	—	2	—

Dilutive potential shares:	16	23	—

Total shares for purpose of calculating diluted net income (loss) per share	467	514	488

Net income (loss) per share:
Basic net income (loss) per share	$1.13	$3.28	$(6.40)

Diluted net income (loss) per share	$1.09	$3.14	$(6.40)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following potential shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	July 1, 2011	July 2, 2010	July 3, 2009
Employee equity award plans	15	20	57
6.8% Convertible Senior Notes due April 2010	—	—	4

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

        In the fiscal year 2011, Hewlett-Packard Company accounted for approximately 15% of consolidated revenue, while Dell Inc. accounted for approximately 13% of consolidated revenue. In each of fiscal years 2010 and 2009, Hewlett-Packard Company accounted for approximately 16% of consolidated revenue, while Dell Inc. accounted for approximately 11% of consolidated revenue.

        Other long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
	(In millions)
Revenue from external customers(1):
Singapore	$5,507	$5,546	$4,186
United States	3,043	3,081	2,695
The Netherlands	2,344	2,728	2,849
Other	77	40	75

Consolidated	$10,971	$11,395	$9,805

Long-lived assets:
Singapore	$748	$888	$842
Thailand	380	287	223
United States	355	369	547
China	277	246	178
Malaysia	173	208	238
Other	462	398	320

Consolidated	$2,395	$2,396	$2,348

(1)
Revenue is attributed to countries based on the shipping location.

13. Legal, Environmental and Other Contingencies

        The Company assesses the probability of an unfavorable outcome of all its material litigation, claims, or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate of the possible loss or range of such loss cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued to Convolve US Patent No. 6,314,473, "System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device," (the '473 patent"). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent. The '635 patent expired on September 12, 2008. The court ruled in 2010 that the '267 patent was out of the case. No trial date has been set in the litigation. The Company believes the claims are without merit, and intends to defend against them vigorously. In view of the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU '769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU '769 patent. Trial on liability issues was completed in June 2010. The court issued its decision on July 4, 2011. The court rejected Siemens' claims of patent infringement and made a provisional ruling that the patent was invalid over the prior art. In view of the court's ruling, the Company does not expect this matter will result in a loss.

        Qimonda AG v. LSI Corporation, et al.—On December 19, 2008, the US International Trade Commission (ITC) instituted an investigation under section 337 of the Tariff Act of 1930, as amended, at the request of complainant Qimonda AG, naming LSI Corporation and six Seagate Technology entities as respondents. The complaint alleges that LSI Corporation and Seagate import products into the US that infringe seven Qimonda patents relating to the design and manufacture of semiconductor integrated chips. The ITC trial was held in June 2009. On October 14, 2009, the Administrative Law Judge issued an Initial Determination finding the Qimonda patents either invalid, not infringed, or both. Qimonda appealed to the ITC Commission, which ruled on January 29, 2010, that the patents were either invalid, not infringed, or both. On March 31, 2010, Qimonda noticed an appeal of the Commissions' ruling to the Court of Appeals for the Federal Circuit. On January 17, 2011, the Federal Circuit affirmed the Commission's ruling in full; accordingly, the Company does not expect this matter will result in a loss.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against Seagate in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. Trial is scheduled to begin April 1, 2013. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the "EU '769 Patent"), which corresponds to the patent in suit in the U.S. and Northern Ireland Siemens' litigations. Siemens seeks a declaration that the EU '769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action. The trial on liability issues has not been held. That trial is scheduled to begin September 20, 2011. If, following that trial, the court finds liability for patent infringement, a separate trial on damages issues would be held. No such trial has been scheduled at this time. Siemens has not stated the amount of damages it would seek in such a trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at the separate trial and in light of Siemens not having stated an amount of damages it may seek in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of losses related to this matter.

        Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, "Thin Film Heads Having Solenoid Coils," and U.S. Patent No. 6,195,232, "Low-Noise Toroidal Thin Film Head With Solenoidal Coil." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys' fees and costs. The company intends to vigorously defend this case. Trial is scheduled to begin June 4, 2012. Rembrandt has not stated the amount of damages it would seek at trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at trial and in light of Rembrandt not having stated an amount of damages it may seek in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of loss related to this matter.

        Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same —On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other defendants, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. Seagate is responding to the investigation. The hearing before the Administrative Law Judge is scheduled to begin October 12, 2011. In light of the current status of this matter and the nature of the relief sought, to the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

        The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (SVHCs) in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company's business.

SEAGATE TECHNOLOGY PLC

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

14. Commitments

        Leases.    The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2067 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. Also, certain leases provide for renewal of the lease at the Company's option at expiration of the lease. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at July 1, 2011 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2012	$42
2013	30
2014	21
2015	13
2016	10
Thereafter	77

$193

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was approximately $24 million, $25 million and $23 million for fiscal years 2011, 2010 and 2009, respectively. Total sublease rental income for fiscal years 2011, 2010 and 2009 was $12 million, $10 million and $10 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of July 1, 2011, total future lease income to be recognized for the Company's existing subleases is approximately $12 million.

        During the fiscal year 2011, the Company entered into a sale-leaseback transaction for its AMK facility in Singapore. The transaction was completed in the fourth fiscal quarter and net proceeds were $73 million. Upon execution of the sale, the Company recognized a $15 million gain and an additional $26 million of deferred gain. The deferred gain is being recognized ratably over the minimum lease term of three years, as an offset to the related rental expense. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. As of July 1, 2011, the total future minimum lease payments for the leaseback were $25 million, which are included in the total future minimum lease payments for operating leases shown above.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the 2006 acquisition of Maxtor. As of July 1, 2011, the Company had a $17 million adverse leasehold interest related to leases acquired from Maxtor.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $16 million and $24 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at July 1, 2011 and July 2, 2010, respectively.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing facilities and purchases of equipment approximated $166 million at July 1, 2011.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company's product warranty liability during the fiscal years ended July 1, 2011 and July 2, 2010 were as follows:

	Fiscal Years Ended
(In millions)	July 1, 2011	July 2, 2010
Balance, beginning of period	$372	$437
Warranties issued	199	200
Repairs and replacements	(221)	(214)
Changes in liability for pre-existing warranties, including expirations	(2)	(51)

Balance, end of period	$348	$372

16. Related Party Transactions

        During fiscal year 2011, members of the Company's board of directors also served on the boards of the following companies with which the Company had transactions:

        Symantec Corporation ("Symantec") The Company made payments of $30 million for the purchase of its new Cupertino, California facility to Symantec in fiscal year 2011.

        United Parcel Service, Inc. ("UPS") The Company made payments for freight and logistics services to UPS of $150 million, $120 million and $167 million in fiscal years 2011, 2010 and 2009, respectively. At July 1, 2011 and July 2, 2010, the Company had accounts payable to UPS of $14 million and $21 million, respectively.

        LSI Corporation ("LSI") The Company recorded revenue of $65 million, $63 million and $38 million from sales to LSI for fiscal years 2011, 2010 and 2009, respectively. The Company made payments to LSI in fiscal years 2011, 2010 and 2009 of $333 million, $320 million and $153 million, respectively, related to purchases of various components. The Company had accounts payable to LSI of $70 million and $48 million at July 1, 2011 and July 2, 2010, respectively.

17. Subsequent Events

  Dividends

        On July 20, 2011, the Board of Directors approved a cash dividend of $0.18 per share, which will be payable on August 26, 2011 to shareholders of record as of the close of business on August 5, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of July 1, 2011 and July 2, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 1, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at July 1, 2011 and July 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology's (predecessor of Seagate Technology plc) internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2011 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

Redwood City, California
August 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of July 1, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of July 1, 2011 and July 2, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 1, 2011 and our report dated August 17, 2011 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

Redwood City, California
August 17, 2011

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see Part II, Item 6. Selected Financial Data

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 1, 2011.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 1, 2011. Our management's assessment of the effectiveness of our internal control over financial reporting as of July 1, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements.    The following Consolidated Financial Statements of Seagate Technology plc and Report of Independent Registered Public Accounting Firm are included in Item 8:

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)
Dated: August 17, 2011

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 17, 2011
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 17, 2011
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 17, 2011

Signature	Title	Date

/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 17, 2011
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 17, 2011
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 17, 2011
/s/ ALBERT A. PIMENTEL (Albert A. Pimentel)	Director	August 17, 2011
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 17, 2011
/s/ JOHN W. THOMPSON (John W. Thompson)	Director	August 17, 2011
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 17, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	03/05/10
3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	07/09/10
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	08/20/10
4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	08/20/10
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	09/21/06
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	09/21/06
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/05/09
4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/14/10
4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	05/14/10
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	05/14/10
4.9	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	12/14/10
4.10	Form of 7.75% Senior Note due 2018	8-K	001-31560	4.1	12/14/10
4.11	Registration Rights Agreement dated as of December 14, 2010, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-31560	4.3	12/14/10
4.12	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	05/18/11
4.13	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	05/18/11
4.14	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	05/18/11
10.1+	Third Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.2	02/01/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.2	08/20/10
10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	08/20/10
10.4(a)+	Form of Indemnification Agreement between Seagate Technology Holdings and the director or officer named therein	S-4/A	333-88388	10.17	07/05/02
10.4(b)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	05/06/09
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/08
10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	08/20/10
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/04/09
10.8+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Non-Officer employees)	S-8	333-128654	99.3	09/28/05
10.9+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement	10-K	001-31560	10.11	08/13/08
10.10+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/04/09
10.11+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Unit Agreement	10-Q	001-31560	10.11	10/30/08
10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (Outside Directors)	10-K	001-31560	10.12	08/20/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	08/20/10
10.14+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	07/06/10
10.15+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors	10-Q	001-31560	10.15	05/03/11
10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	08/20/10
10.17+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	02/10/09
10.18+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	02/10/09
10.19+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/03/10
10.20+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	09/13/10
10.21+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	05/03/11
10.22+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	05/05/10
10.23+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	05/05/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	05/05/09
10.25	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	05/05/09
10.26	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	05/05/09
10.27	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	05/05/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Intercreditor Agreement dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as Administrative Agent and First Priority Representative for the First Priority Secured Parties (as defined therein), Wells Fargo Bank, National Association, as Collateral Agent and Second Priority Representative for the Second Priority Secured Parties (as defined therein), Seagate Technology HDD Holdings, as Borrower, Seagate Technology International, as the Second Lien Issuer, and each of the other Loan Parties (as defined therein) party thereto	8-K	001-31560	10.11	05/05/09
10.29	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/01/09
10.30	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/01/09
10.31	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	03/03/10
10.33	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	03/03/10
10.34	Supplement No. 1, dated as of March 1, 2010, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.11	03/03/10
10.35	Supplement No. 1, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.12	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Supplement No. 2, dated as of March 1, 2010, to the Intercreditor Agreement, dated as of May 1, 2009, among JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as Collateral Agent, Seagate Technology HDD Holdings, Seagate Technology International and each of the other loan parties from time to time party thereto	8-K	001-31560	10.13	03/03/10
10.37	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	03/03/10
10.38	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	03/03/10
10.39	Second Lien Debenture, dated March 1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	03/03/10
10.40	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	03/03/10
10.41	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	03/03/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.42	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.24	03/03/10
10.43	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	03/22/10
10.44	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	07/06/10
10.45	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	07/06/10
10.46+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	07/29/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.47	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	02/03/11
10.48	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	02/03/11
10.49	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	02/03/11
10.50	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	02/03/11
10.51	Intercreditor Agreement, dated as of January 18, among The Bank of Nova Scotia, as Administrative Agent for the First Priority Secured Parties, Wells Fargo Bank, National Association, as Collateral Agent for the Second Priority Secured Parties, Seagate HDD Cayman, as Borrower, Seagate Technology International, as Second Lien Issuer, and each of the other Loan Parties thereto	10-Q	001-31560	10.51	02/03/11

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.52	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	02/03/11
10.53	Asset Purchase Agreement by and among Samsung Electronics Co., ltd., Seagate Technology International and Seagate Technology plc dated April 19, 2011					X
10.54	Intellectual Property Agreement by and between Samsung Electronics Co., ltd. and Seagate Technology International dated April 19, 2011					X
10.55	Shareholder Agreement by and between Seagate Technology plc and Samsung Electronics Co., ltd. Dated as of April 19, 2011					X
14.1	Code of Business Conduct and Ethics	10-K	001-31560	14.1	08/20/10
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document.					X
101.SCH††	XBRL Taxonomy Extension Schema Document.					X
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+
Management contract or compensatory plan or arrangement.

†
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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