Form 10-K/A
period 2011-07-01
Seagate Technology plc
filed 2011-08-24
CIK 1137789

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

                        The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.8 billion based upon the closing price reported for such date by the NASDAQ.

The number of outstanding ordinary shares of the registrant as of August 11, 2011 was 419,546,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, that was filed with the Securities and Exchange Commission  on August 17, 2011 (the “Original Filing”).  The sole purpose of this Amendment is to correct the signatures of directors signing the Original Filing. The Original Filing was manually signed by the current directors of the Company; however, the typeset signature page to the Original Filing required by General Instruction D of Form 10-K was incorrect due to a typographical error in production.  The Original Filing included Albert A. Pimentel (director of the Company who had resigned on April 7, 2011) and excluded Michael R. Cannon (who was appointed as a director of the Company as of February 1, 2011). In order to correct the error, the required conforming signatures are included with this Amendment.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to “Seagate”, the “Company”, “we”, “our”, or “us” refer to Seagate Technology public limited company and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ STEPHEN J. LUCZO
(Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)

Dated: August 17, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O’Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 17, 2011
(Stephen J. Luczo)

/s/ PATRICK J. O’MALLEY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 17, 2011
(Patrick J. O’Malley)

/s/ DAVID H. MORTON, JR.	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 17, 2011
(David H. Morton, Jr.)

Signature	Title	Date

/s/ FRANK J. BIONDI, JR.	Director	August 17, 2011
(Frank J. Biondi, Jr.)

/s/ LYDIA M. MARSHALL	Director	August 17, 2011
(Lydia M. Marshall)

/s/ C.S. PARK	Director	August 17, 2011
(Dr. C.S. Park)

/s/ MICHAEL R. CANNON	Director	August 17, 2011
(Michael R. Cannon)

/s/ GREGORIO REYES	Director	August 17, 2011
(Gregorio Reyes)

/s/ JOHN W. THOMPSON	Director	August 17, 2011
(John W. Thompson)

/s/ EDWARD J. ZANDER	Director	August 17, 2011
(Edward J. Zander)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

/s/ STEPHEN J. LUCZO
(Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)

Dated: August 24, 2011

Signature	Title	Date

/s/ STEPHEN J. LUCZO	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer) and	August 24, 2011
(Stephen J. Luczo)

/s/ PATRICK J. O’MALLEY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 24, 2011
(Patrick J. O’Malley)

/s/ DAVID H. MORTON, JR.	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 24, 2011
(David H. Morton, Jr.)

*	Director	August 24, 2011
(Frank J. Biondi, Jr.)

*	Director	August 24, 2011
(Lydia M. Marshall)

*	Director	August 24, 2011
(Dr. C.S. Park)

*	Director	August 24, 2011
(Michael R. Cannon)

	Signature	Title	Date

	*	Director	August 24, 2011
(Gregorio Reyes)

	*	Director	August 24, 2011
(John W. Thompson)

	*	Director	August 24, 2011
(Edward J. Zander)

*By	/s/ PATRICK J. O’MALLEY		August 24, 2011
Patrick J. O’Malley
Attorney-in-fact

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X