Form 10-Q
period 2011-09-30
Seagate Technology plc
filed 2011-10-27
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:          to

Commission File Number 001-31560

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	98-0648577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

38/39 Fitzwilliam Square

Dublin 2, Ireland

(Address of principal executive offices)

Telephone:  (353) (1) 234-3136

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☒	Accelerated filer: ☐

Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 24, 2011, 419,865,110 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2011	July 1, 2011(a)
ASSETS
Current assets:
Cash and cash equivalents	$2,474	$2,677
Short-term investments	426	474
Restricted cash and investments	88	102
Accounts receivable, net	1,449	1,495
Inventories	825	872
Deferred income taxes	97	99
Other current assets	639	706
Total current assets	5,998	6,425
Property, equipment and leasehold improvements, net	2,190	2,245
Deferred income taxes	374	374
Other assets, net	170	181
Total Assets	$8,732	$9,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674	$2,063
Accrued employee compensation	142	199
Accrued warranty	182	189
Accrued expenses	469	438
Accrued income taxes	12	14
Current portion of long-term debt	560	560
Total current liabilities	3,039	3,463
Long-term accrued warranty	152	159
Long-term accrued income taxes	73	67
Other non-current liabilities	119	121
Long-term debt, less current portion	2,924	2,952
Total Liabilities	6,307	6,762

Commitments and contingencies (See Notes 8 and 10)

Shareholders’ equity:
Ordinary shares and additional paid-in capital	4,019	3,980
Accumulated other comprehensive income (loss)	(20)	(6)
Accumulated deficit	(1,574)	(1,511)
Total Shareholders’ Equity	2,425	2,463
Total Liabilities and Shareholders’ Equity	$8,732	$9,225

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2011.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 30, 2011	October 1, 2010

Revenue	$2,811	$2,697
Cost of revenue	2,262	2,147
Product development	208	209
Marketing and administrative	105	105
Amortization of intangibles	—	1
Restructuring and other, net	—	4
Total operating expenses	2,575	2,466
Income from operations	236	231

Interest income	1	2
Interest expense	(69)	(46)
Other, net	(16)	(34)
Other expense, net	(84)	(78)
Income before income taxes	152	153
Provision for income taxes	12	4
Net income	$140	$149
Net income per share:
Basic	$0.33	$0.32
Diluted	0.32	0.31
Number of shares used in per share calculations:
Basic	421	471
Diluted	433	487

Cash dividends declared per share	$0.18	$—

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 30, 2011	October 1, 2010
OPERATING ACTIVITIES
Net income	$140	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	189
Share-based compensation	12	13
Loss on redemption of debt	5	24
(Gain) loss on sale of property and equipment	(10)	—
Deferred income taxes	—	8
Other non-cash operating activities, net	10	(7)

Changes in operating assets and liabilities:
Accounts receivable, net	49	(111)
Inventories	47	14
Accounts payable	(298)	159
Accrued employee compensation	(57)	(136)
Accrued expenses, income taxes and warranty	12	10
Other assets and liabilities	68	(67)
Net cash provided by operating activities	160	245

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(218)	(358)
Proceeds from the sale of property and equipment	8	—
Purchases of short-term investments	(254)	(80)
Sales of short-term investments	214	38
Maturities of short-term investments	87	11
Change in restricted cash and investments	14	12
Other investing activities, net	—	(2)
Net cash used in investing activities	(149)	(379)

FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(34)	(362)
Repurchases of ordinary shares	(128)	—
Proceeds from issuance of ordinary shares under employee stock plans	26	16
Dividends to shareholders	(78)	—
Net cash used in financing activities	(214)	(346)

Decrease in cash and cash equivalents	(203)	(480)
Cash and cash equivalents at the beginning of the period	2,677	2,263
Cash and cash equivalents at the end of the period	$2,474	$1,783

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Total
Balance at July 1, 2011	425	$—	$3,980	$(6)	$(1,511)	$2,463
Comprehensive income, net of tax:
Change in unrealized gain on cash flow hedges, net	—	—	—	(14)	—	(14)
Change in unrealized loss on marketable securities, net	—	—	—	(1)	—	(1)
Change in unrealized loss on post-retirement plan costs	—	—	—	1	—	1
Net income	—	—	—	—	140	140
Comprehensive income						126
Issuance of ordinary shares under employee stock plans	4	—	26	—	—	26
Tax benefit from exercise of stock options	—	—	1	—	—	1
Repurchases of ordinary shares	(9)	—	—	—	(128)	(128)
Adjustment to equity component of convertible debt upon redemption	—	—	—	—	—	—
Dividends to shareholders					(75)	(75)
Share-based compensation	—	—	12	—	—	12
Balance at September 30, 2011	420	$—	$4,019	$(20)	$(1,574)	$2,425

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 1, 2011 are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 17, 2011.  The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 1, 2011 and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 30, 2011, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 29, 2012. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended September 30, 2011 and October 1, 2010 consisted of 13 weeks.  Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012.

Summary of Significant Accounting Policies

Since the Company’s fiscal year ended July 1, 2011, there have been no significant changes in the Company’s significant accounting policies other than the policy for testing impairment of goodwill discussed below. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011, as filed with the SEC on August 17, 2011, for a discussion of the Company’s other significant accounting policies.

Impairment of Goodwill and Other Long-lived Assets — The Company accounts for goodwill in accordance with Accounting Standard Codification (ASC) Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment as amended by Accounting Standards Update (ASU) No. 2011-08 Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. As required by ASC 350, the Company tests goodwill of its reporting units for impairment whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

Newly Adopted and Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. The ASU allows companies the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on the qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount then the Company is not required to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company has early adopted the ASU in the first quarter of fiscal year 2012. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805) — Disclosures of Supplementary Pro Forma Information for Business Combinations. The ASU clarifies that pro forma information to be disclosed should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the annual reporting period or the beginning of the previous comparative period, if presented. The ASU was effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures were effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which were effective for the Company’s first quarter of fiscal year 2012.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through September 30, 2011.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities.  The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis.  Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified as long-term investments in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2011, the Company’s restricted cash and investments consisted of $71 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $17 million in cash and investments held as collateral at banks for various performance obligations. As of July 1, 2011, the Company’s restricted cash and investments consisted of $84 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 30, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$570	$—	$570
Money market funds	1,753	—	1,753
U.S. treasuries and agency bonds	87	—	87
Certificates of deposit	110	—	110
Corporate bonds	199	(1)	198
Auction rate securities	17	(2)	15
Other debt securities	107	—	107
	2,843	(3)	2,840
Trading securities	79	(8)	71
Total	$2,922	$(11)	$2,911

Included in Cash and cash equivalents			$2,382
Included in Short-term investments			426
Included in Restricted cash and investments			88
Included in Other assets, net			15
Total			$2,911

As of September 30, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of September 30, 2011.

The fair value of the Company’s investments in debt securities classified as available-for-sale at September 30, 2011 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,535	$2,534
Due in 1 to 3 years	291	291
Thereafter	17	15
Total	$2,843	$2,840

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/ (Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,729	$—	$1,729
Money market funds	815	—	815
U.S. treasuries and agency bonds	190	—	190
Certificates of deposit	136	—	136
Corporate bonds	116	—	116
Auction rate securities	18	(2)	16
Other debt securities	96	—	96
	3,100	(2)	3,098
Trading securities	80	4	84
Total	$3,180	$2	$3,182

Included in Cash and cash equivalents			$2,590
Included in Short-term investments			474
Included in Restricted cash and investments			102
Included in Other assets, net			16
Total			$3,182

As of July 1, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2011.

Inventories

(Dollars in millions)	September 30, 2011	July 1, 2011
Raw materials and components	$268	$286
Work-in-process	167	201
Finished goods	390	385
	$825	$872

Other Current Assets

(Dollars in millions)	September 30, 2011	July 1, 2011
Vendor non-trade receivables	$473	$519
Other	166	187
	$639	$706

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	September 30, 2011	July 1, 2011
Property, equipment and leasehold improvements	$7,479	$7,383
Accumulated depreciation and amortization	(5,289)	(5,138)
	$2,190	$2,245

3.  Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of September 30, 2011, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit.

Long-Term Debt

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The interest on the 2011 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2011 Notes is Seagate Technology HDD Cayman, and the obligations under the 2011 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries. The 2011 Notes are included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The notes matured on October 1, 2011 and the Company repaid  approximately $560 million on October 3, 2011.

$430 Million Aggregate Principal Amount of 10.00% Senior Secured Second-Priority Notes due May 2014 (the “2014 Notes”). The interest on the 2014 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2014 Notes is Seagate Technology International, and the obligations under the 2014 Notes are unconditionally guaranteed by the Company and certain of its significant subsidiaries. In addition, the obligations under the 2014 Notes are secured by a second-priority lien on substantially all of the Company’s tangible and intangible assets. The indenture governing the 2014 Notes contains covenants that limit the Company’s ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred shares, create liens, enter into mergers, pay dividends, redeem or repurchase debt or shares, and enter into certain transactions with the Company’s shareholders or affiliates. In the first three months of fiscal year 2012, the Company repurchased  $30 million aggregate principal amount of its 2014 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest.  The Company recorded a loss on the redemption of approximately $5 million, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2011. The 2014 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at September 30, 2011.

$600 Million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”).  The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries. The 2016 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at September 30, 2011.

$750 Million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”).  The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. The 2018 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at September 30, 2011.

$600 Million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”).  The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate Technology HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The 2020 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at September 30, 2011.

$600 Million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”).  The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiares. The 2021 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at September 30, 2011.

At September 30, 2011, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2012	$560
2013	—
2014	385
2015	—
2016	—
Thereafter	2,550
$3,495

4. Income Taxes

The income tax provision of $12 million recorded in the three months ended September 30, 2011 included approximately $2 million of net discrete tax benefits from the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s provision for income taxes recorded for the three months ended September 30, 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets,  (iii) the release of tax reserves as a result of the expiration of statutes of limitation, and (iv) tax expense related to intercompany transactions.

The income tax provision of $4 million recorded in the three months ended October 1, 2010 included approximately $10 million of discrete tax benefits, primarily from the release of tax reserves associated with the expiration of certain statutes of limitation.  In addition, the $11 million discrete income tax benefit from the loss recognized on the redemption of debt was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

The Company’s provision for income taxes recorded for the three months ended October 1, 2010 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense related to intercompany transactions, (iii) an increase in valuation allowance for U.S. deferred tax assets and (iv) the release of tax reserves as a result of the expiration of statutes of limitation.

5.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.  As of September 30, 2011 and July 1, 2011, the Company had a net unrealized loss and a net unrealized gain on cash flow hedges of approximately $12 million and $2 million, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 30, 2011 and October 1, 2010. As of September 30, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is a net loss of $11 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 30, 2011 and July 1, 2011:

As of September 30, 2011

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$113	$235
Singapore dollars	197	9
Chinese Renminbi	57	—
Czech koruna	—	10
	$367	$254

As of July 1, 2011

(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$98	$235
Singapore dollars	212	9
Chinese Renminbi	78	—
Czech koruna	—	11
	$388	$255

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of September 30, 2011:

Fair Values of Derivative Instruments as of September 30, 2011

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(12)

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(10)
Total derivatives		$1		$(22)

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of July 1, 2011:

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

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (OCI) and the Condensed Consolidated Statement of Operations for the three months ended September 30, 2011:

(Dollars in millions)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(14)	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(4)

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 million related to the amount excluded from the assessment of hedge effectiveness, for the three months ended September 30, 2011.

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (OCI) and the Condensed Consolidated Statement of Operations for the three months ended October 1, 2010:

(Dollars in millions)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$32	Cost of revenue	$5	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$16
Total return swap	Operating expenses	8
		$24

(a)          The amount of gain or (loss) recognized in income includes $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness, for the three months ended October 1, 2010.

6.  Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 30, 2011:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$570	$—	$570
Money market funds	1,737	—	—	1,737
U.S. treasuries and agency bonds	—	87	—	87
Certificates of deposit	—	109	—	109
Corporate bonds	—	198	—	198
Other debt securities	—	107	—	107
Total cash equivalents and short-term investments	1,737	1,071	—	2,808

Restricted cash and investments:
Mutual Funds	65	—	—	65
Other debt securities	22	1	—	23
Auction rate securities	—	—	15	15
Derivative assets	—	1	—	1
Total assets	$1,824	$1,073	$15	$2,912

Liabilities:
Derivative liabilities	$—	$(22)	$—	$(22)
Total liabilities	$—	$(22)	$—	$(22)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,737	$645	$—	$2,382
Short-term investments	—	426	—	426
Restricted cash and investments	87	1	—	88
Other current assets	—	1	—	1
Other assets, net	—	—	15	15
Total assets	$1,824	$1,073	$15	$2,912

Liabilities:
Accrued expenses	$—	$(22)	$—	$(22)
Total liabilities	$—	$(22)	$—	$(22)

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 30, 2011, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts.  The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $18 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through September 30, 2011. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 30, 2011:

(Dollars in millions)	Auction Rate Securities
Balance at July 1, 2011	$16
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	(1)
Balance at September 30, 2011	$15

(1)          Realized gains (losses) on auction rate securities are recorded in Other, net in the Condensed Consolidated Statements of Operations.

(2)          Unrealized gains (losses) on auction rate securities are recorded as a separate component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ Equity.

Items Measured at Fair Value on a Non-Recurring Basis

	Fair Value Measurements Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Equity investment	$—	$—	$5	$5

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at September 30, 2011 and July 1, 2011 totaled $20 million and $27 million, respectively.

During the three months ended September 30, 2011, the Company determined that an equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $7 million, in order to write down the carrying amount of the investment to its estimated fair value. The amount was recorded in Other, net in the Condensed Consolidated Statements of Operations. There were no impairment charges recognized for the three months ended October 1, 2010. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach which was then used to estimate the Company’s applicable portion of the fair value of its underlying intellectual property assets at the end of the first quarter of fiscal 2012.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived from quoted prices in active markets. The following table presents the fair value and amortized cost of the Company’s debt and capital lease in order of priority:

	September 30, 2011		July 1, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Capital Lease	$1	$1	$1	$1
6.375% Senior Notes due October 2011	559	559	559	561
10.0% Senior Secured Second-Priority Notes due May 2014	375	454	403	481
6.8% Senior Notes due October 2016	599	600	599	647
7.75% Senior Notes due December 2018	750	739	750	780
6.875% Senior Notes due May 2020	600	543	600	591
7.00% Senior Notes due November 2021	600	557	600	598
	3,484	3,453	3,512	3,659
Less short-term borrowings and current portion of long-term debt	(560)	(560)	(560)	(562)
Long-term debt, less current portion	$2,924	$2,893	$2,952	$3,097

7.   Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 419,780,586 shares were outstanding as of September 30, 2011, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 30, 2011.

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

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of September 30, 2011, there were no preferred shares outstanding.

Issuance of Ordinary Shares

During the three months ended September 30, 2011, the Company issued approximately 2.8 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares and approximately 1.5 million of its ordinary shares related to employee stock purchases.

Repurchases of Equity Securities

The Company’s share repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its ordinary shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants.  Additionally, there is no minimum or maximum number of shares to be repurchased under the program and the authority for the share repurchase program will continue until terminated by the Company’s Board of Directors.

The following tables set forth information with respect to repurchases of the Company’s shares made during the first fiscal quarter of 2012 for each of the Company’s repurchase programs:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased

Cumulative repurchased through July 1, 2011	53.1	$889
Repurchased in the first fiscal quarter 2012	—	—
Cumulative repurchased through September 30, 2011	53.1	$889

November 2010 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased

Cumulative repurchased through July 1, 2011	36.2	$517
Repurchased in the first fiscal quarter 2012	9.1	128
Cumulative repurchased through September 30, 2011	45.3	$645

8.  Guarantees

Indemnifications to Officers and Directors

On May 4, 2009, the Company entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with its officers and directors of the Company and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the Revised Indemnification Agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified. The Company has also entered into a deed of indemnity on similar terms to the Revised Indemnification Agreement with certain of its officers and directors. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended September 30, 2011 and October 1, 2010 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	October 1, 2010
Balance, beginning of period	$348	$372
Warranties issued	43	49
Repairs and replacements	(58)	(48)
Changes in liability for pre- existing warranties, including expirations	1	(20)
Balance, end of period	$334	$353

9.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
(Dollars in millions, except per share data)	September 30, 2011	October 1, 2010
Numerator:
Net income	$140	$149

Number of shares used in per share calculations:
Weighted-average shares outstanding	421	471
Weighted-average nonvested shares	—	—
Total shares for purpose of calculating basic net income per share	421	471
Weighted-average effect of dilutive securities:
Employee equity award plans	12	16
Dilutive potential shares:	12	16
Total shares for purpose of calculating diluted net income per share	433	487

Net income per share:
Basic net income per share	$0.33	$0.32
Diluted net income per share	$0.32	$0.31

The following potential shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended
(In millions)	September 30, 2011	October 1, 2010
Employee equity award plans	16	24

10. Legal, Environmental and Other Contingencies

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and the Company in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in the Company’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. On November 6, 2001, the U.S. Patent and Trademark Office (USPTO) issued to Convolve US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the ‘473 patent”). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent. The ‘635 patent expired on September 12, 2008. The court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the court granted in part and denied in part the Company’s motion for summary judgment.  The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue.  The court also denied Convolve’s request for enhanced damages as moot and dismissed Convolve’s request for injunctive relief.  Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit.  Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. In view of the court’s August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to US Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the United States. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (GMR), tunnel magnetoresistive (TMR), and tunnel giant magnetoresistive (TGMR) products designed and manufactured by Seagate Technology (Ireland) infringe the EU ‘769 patent. Trial on liability issues was completed in June 2010. The court issued its decision on July 4, 2011. The court rejected Siemens’ claims of patent infringement and made a provisional ruling that the patent was invalid over the prior art. Siemens filed a notice of appeal on September 30, 2011. In view of the court’s July 4, 2011 ruling, the Company does not expect this matter will result in a loss.

Alexander Shukh v. Seagate Technology—Former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against the Company in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. Trial is scheduled to begin April 1, 2013. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the “EU ‘769 Patent”), which corresponds to the patent in suit in the U.S. and Northern Ireland Siemens’ litigations. Siemens seeks a declaration that the EU ‘769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. The Company intends to vigorously oppose this action. The trial on liability issues was held on September 20, 2011. The Company awaits the court’s decision. If the court finds liability for patent infringement, a separate trial on damages issues would be held. No such trial has been scheduled at this time. Siemens has not stated the amount of damages it would seek in such a trial. In view of the uncertainty regarding the amount of damages, if any, that could be established at the separate trial and in light of Siemens not having stated an amount of damages it may seek in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of losses related to this matter.

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

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same —On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other defendants, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. The Company is responding to the investigation. The hearing before the Administrative Law Judge began on October 11, 2011. In light of the current status of this matter and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

11.  Subsequent Events

Dividends

On October 20, 2011, the Board of Directors approved a cash dividend of $0.18 per share, which will be payable on November 18, 2011 to shareholders of record as of the close of business on November 3, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended September 30, 2011, July 1, 2011 and October 1, 2010 referred to herein as the “September 2011 quarter”, the “June 2011 quarter” and the “September 2010 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2011, June 2011, and September 2010 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending December 30, 2011 (the “December 2011 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the uncertainty in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include, but are not limited to, the impact of the variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; the risk that our recently announced transaction with Samsung Electronics Co., Ltd. (“Samsung”) will not be consummated and the risk that we will incur significant costs in connection with the transaction with Samsung (see Pending Transaction with Samsung below); and significant disruption to the industry supply chain due to the severe flooding throughout parts of Thailand (see Severe Flooding in Thailand below). We also encourage you to read our Annual Report on Form 10-K for the year ended July 1, 2011, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the September 2011 quarter.  The September 2011 quarter summary and trends.

•                  Results of Operations. An analysis of our financial results comparing the September 2011 quarter to the June 2011 quarter and the September 2010 quarter.

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

Our Company

We are the world’s leading provider of hard disk drives based on revenue. We design, manufacture, market and sell hard disk drives. Hard disk drives, commonly referred to as disk drives, hard drives or HDDs, are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. The performance attributes of disk drives, including their cost effectiveness and high storage capacities, have resulted in disk drives being used as the primary medium for storing electronic data.

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

Overview of the September 2011 Quarter

In the September 2011 quarter, we shipped 50.7 million units and generated revenue of $2.8 billion. Our gross margin as a percentage of revenue was 20% and net income was $140 million.

In the September 2011 quarter, we generated operating cash flows of $160 million. Additionally, we had capital expenditures of $218 million, repurchased 9.1 million of our ordinary shares for $128 million and paid $78 million in dividends.

Demand Trends for Disk Drives

The following Total Available Market (TAM) estimates reflect our belief based on market information available to us. The TAM for hard disk drives in the September 2011 quarter was approximately 177 million units, an increase of 6% from the June 2011 quarter, and an increase of 8% as compared to the September 2010 quarter. We believe demand for disk drives continues to increase along with the long-term growth in the global demand for storage capacity.

Disk Drives for Enterprise Storage.  The TAM for enterprise disk drives for the September 2011 quarter was approximately 15 million units, flat when compared to the June 2011 quarter and an increase of 13% when compared to the September 2010 quarter. We believe that the increase in the TAM from the September 2010 quarter was driven primarily by the increasing adoption of commercial and consumer cloud services.

Disk Drives for Client Compute.  The client compute TAM for the September 2011 quarter was approximately 130 million units, an increase of 6% and 5% as compared to the June 2011 and September 2010 quarters, respectively. We believe these increases are in line with the increased demand for client computing devices.

Disk Drives for Client Non-Compute.  The client non-compute TAM in the September 2011 quarter was approximately 32 million units, an increase of 10% from the June 2011 quarter due to seasonality and an increase of 17% from the September 2010 quarter due to the increased demand for disk drives along with the long-term growth in global demand for storage capacity.

Severe Flooding in Thailand

During October 2011, severe flooding throughout many parts of Thailand have caused significant disruptions to our industry’s supply chain. Although our factories in Thailand are operational, accessible to all our employees, and are running at full production, this is not the case for some of our component suppliers. We expect to experience significant impact to our production levels while our suppliers work to get their businesses fully operational. Given the severity of the situation and the extensive supply constraints caused by the disruptions, we believe the effects on our industry are likely to be substantial and will extend over multiple quarters.

Pending Transaction with Samsung

On April 19, 2011, we entered into an Asset Purchase Agreement with Samsung, a company organized under the laws of the Republic of Korea, pursuant to which we will acquire certain assets and assume certain liabilities of Samsung relating to the research and development, manufacture and sale of hard-disk drives. Under the terms of the agreement, Samsung is to receive consideration comprised of $687.5 million in cash and approximately 45.2 million of our ordinary shares. The transaction is expected to close by the end of calendar year 2011.

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

On October 19, 2011, the European Commission (the “EC”) announced that it has approved under the EU Merger Regulation, our proposed acquisition of Samsung’s hard disk drive assets. We will continue to work with other regulatory bodies to secure regulatory approvals in the coming weeks. We continue to believe the transaction will close by the end of calendar year 2011.

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	July 1, 2011	October 1, 2010

Revenue	$2,811	$2,859	$2,697
Cost of revenue	2,262	2,308	2,147
Gross margin	549	551	550
Product development	208	229	209
Marketing and administrative	105	128	105
Amortization of intangibles	—	—	1
Restructuring and other, net	—	4	4
Income from operations	236	190	231
Other income (expense), net	(84)	(61)	(78)
Income before income taxes	152	129	153
Provision for income taxes	12	10	4
Net income	$140	$119	$149

	For the Three Months Ended
(as a percentage of revenue)	September 30, 2011	July 1, 2011	October 1, 2010

Revenue	100%	100%	100%
Cost of revenue	80	81	80
Gross margin	20	19	20
Product development	7	8	8
Marketing and administrative	4	4	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Income from operations	8	7	8
Other income (expense), net	(3)	(2)	(2)
Income before income taxes	5	5	6
Provision for income taxes	—	—	—
Net income	5%	4%	6%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages and ASPs)	September 30, 2011	July 1, 2011	October 1, 2010

Net Revenue	$2,811	$2,859	$2,697
Unit Shipments:
Enterprise	6.9	7.8	6.9
Client Compute	33.3	35.5	33.3
Client Non-Compute	10.5	9.0	9.0
Total Units Shipped	50.7	52.3	49.2
ASPs (per unit)	$55	$54	$54

Revenues by Channel (%)
OEMs	67%	72%	70%
Distributors	23%	20%	22%
Retailers	10%	8%	8%
Revenues by Geography (%)
Americas	28%	28%	29%
EMEA	21%	18%	21%
Asia Pacific	51%	54%	50%

We shipped 50.7 million units and generated revenue of $2.8 billion in the September 2011 quarter. This reflected slight decreases from the June 2011 quarter due to share loss in the enterprise and client compute markets and slight increases from the September 2010 quarter due to the increase in demand for disk drives along with the long-term growth in the global demand for storage capacity.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the September 2011 quarter, sales programs were approximately 8% of gross revenue. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2010 through 2011, and were not material in the first fiscal quarter of 2012.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	July 1, 2011	October 1, 2010
Cost of revenue	$2,262	$2,308	$2,147
Gross margin	549	551	550
Gross margin percentage	20%	19%	20%

Gross margins as a percentage of revenue remained relatively flat from the June 2011 quarter and September 2010 quarter due to improved product mix offset by an increase in the cost of components using rare earth metals.

In the September 2011 quarter, total warranty cost was 1.6% of revenue and warranty cost related to new shipments was 1.5% of revenue. Net favorable changes in estimates of prior warranty accruals as a percentage of revenue approximated 0.3% of revenue.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	July 1, 2011	October 1, 2010
Product development	$208	$229	$209
Marketing and administrative	105	128	105
Amortization of intangibles	—	—	1
Restructuring and other, net	—	4	4
Operating expenses	$313	$361	$319

Product development expense.   Product development expense for the September 2011 quarter decreased approximately 9% from the June 2011 quarter, mainly reflecting a decrease in variable performance-based compensation expense and deferred compensation charges. Product development expense was relatively flat as compared to the September 2010 quarter.

Marketing and administrative expense.  Marketing and administrative expense for the September 2011 quarter decreased approximately 18% from the June 2011 quarter due to the reversal of previously accrued litigation costs and the gain on the sale of a building, offset by adjustments made to the expected exit costs of certain sub-leased facilities in the September 2011 quarter. The net favorable impact of these costs were offset by costs associated with the previously announced transaction with Samsung, none of which were incurred in the September 2010 quarter.

Restructuring and other, net. During the September 2011 quarter, we did not record any additional restructuring charges.  Restructuring and other, net in the June 2011 and September 2010 quarters comprised primarily of charges related to the planned closure of our Ang Mo Kio (AMK) manufacturing operations in Singapore.

Other income (expense), net

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	July 1, 2011	October 1, 2010
Other expense, net	$(84)	$(61)	$(78)

Other expense, net for the September 2011 quarter increased from the June 2011 quarter primarily due to a loss on deferred compensation plan assets, increases in interest expense from higher average debt balances and a loss on debt repurchases.  Other expense, net for the September 2011 quarter increased from the September 2010 quarter primarily due to an increase in interest expense from higher average debt balances, a loss on deferred compensation plan assets, and a loss on an equity investment. These increases were partially offset by a lower loss on retirement of debt and a decrease in foreign exchange remeasurement losses from the year ago quarter.

Income taxes

	For the Three Months Ended
(Dollars in millions)	September 30, 2011	July 1, 2011	October 1, 2010
Provision for income taxes	$12	$10	$4

Our income tax provision recorded for the September 2011 quarter included approximately $2 million of net discrete tax benefits from the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the September 2011 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain deferred tax assets,  (iii) the release of tax reserves as a result of the expiration of statutes of limitation, and (iv) tax expense related to intercompany transactions.

Our income tax provision recorded for the September 2010 quarter included approximately $10 million of discrete tax benefits, primarily from the release of tax reserves associated with the expiration of certain statutes of limitation. In addition, the $11 million discrete income tax benefit from the loss recognized on the redemption of the 2.375% Notes and the 5.75% Debentures was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision for the September 2010 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense related to intercompany transactions, (iii) an increase in valuation allowance for U.S. deferred tax assets, and (iv) the release of tax reserves as a result of the expiration of statutes of limitation.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of September 30, 2011.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	September 30, 2011	July 1, 2011	Change
Cash and cash equivalents	$2,474	$2,677	$(203)
Short-term investments	426	474	(48)
Restricted cash and investments	88	102	(14)
Total	$2,988	$3,253	$(265)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased by $265 million from July 1, 2011 as cash provided by operating activities of $160 million was offset by $128 million paid to repurchase 9.1 million of our ordinary shares, $218 million paid for capital expenditures and $78 million in dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 30, 2011 of $160 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  a decrease of $49 million in vendor non-trade receivables;

•                  a decrease of $49 million in accounts receivable, net; and

•                  a decrease of $298 million in accounts payable due to the timing of material purchases being weighted towards the first half of the September 2011 quarter.

Cash Used in Investing Activities

During the three months ended September 30, 2011, we used $149 million for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $218 million.

Cash Used in Financing Activities

Net cash used in financing activities of $214 million for the three months ended September 30, 2011 was primarily attributable to approximately $128 million to repurchase 9.1 million of our ordinary shares and $78 million in dividends paid to our shareholders.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 30, 2011, consisted of: (1) approximately $2.9 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $88 million in restricted cash and investments, of which $71 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

On January 18, 2011, Seagate Technology plc, and its subsidiary Seagate HDD entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of September 30, 2011, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit.  The complete line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

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

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may redeem outstanding notes pursuant to the terms of the applicable indenture. On October 3, 2011, we redeemed all of the outstanding principal amount of our 6.375% Senior Notes upon their maturity for $560 million.

We expect the pending transaction with Samsung to close by the end of calendar year 2011. The purchase price for this transaction includes cash consideration of $687.5 million, which we are obligated to pay upon closing. We currently expect to fund this transaction with our current sources of liquidity and cash from operations.

As of September 30, 2011, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

Since our fiscal year ended July 1, 2011, there have been no material changes in our critical accounting policies and estimates.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, as filed with the SEC on August 17, 2011, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies for information regarding the effect of new accounting pronouncements on our financial statements.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At September 30, 2011, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of September 30, 2011.

Fiscal Years Ended

(Dollars in millions, except percentages)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at September 30, 2011

Assets
Cash equivalents:
Fixed rate	$2,382	$—	$—	$—	$—	$—	$2,382	$2,382
Average interest rate	0.07%						0.07%
Short-term investments:
Fixed rate	$63	$139	$130	$65	$18	$—	$415	$426
Average interest rate	0.58%	1.04%	1.23%	1.56%	1.27%		1.12%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						0.50%	0.50%
Total investment securities	$2,445	$139	$130	$65	$18	$17	$2,814	$2,823
Average interest rate	0.08%	1.04%	1.23%	1.56%	1.27%	0.50%	0.23%
Debt
Fixed rate	$560	$—	$385	$—	$—	$2,550	$3,495	$3,452
Average interest rate	6.38%		10.00%			7.14%	7.34%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the three months ended September 30, 2011 and fiscal years 2011 and 2010, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended September 30, 2011 or October 1, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of September 30, 2011 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$348	30.33	$(10)
Singapore dollar	206	1.24	(10)
Chinese Renminbi	57	6.36	—
Czech Koruna	10	17.06	(1)
Total	$621		$(21)

(1)                   Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of September 30, 2011, we had counterparty credit exposure of $1 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of September 30, 2011, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of September 30, 2011, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011.  During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 10, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except for the risk factor set forth below, there have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 1, 2011.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Political events, war, terrorism, natural disasters, public health issues and other circumstances could materially adversely affect our results of operations and financial condition.

War, terrorism, geopolitical uncertainties, natural disasters, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fire, power shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers. Recently, the hard disk drive component supply chain has been significantly disrupted as a result of severe flooding in Thailand. Although our factories in Thailand are operational, accessible to all employees, and running at full production, this is not the case for some of our component suppliers. We expect to experience significant impact to our production levels while our suppliers work to get their businesses fully operational. Given the severity of the situation and the extensive supply constraints caused by the disruptions, we believe the effects on our industry are likely to be substantial and will extend over multiple quarters. In addition, if conditions worsen in Thailand for our suppliers and customers or our Thailand operations are affected more directly, that would further adversely affect our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the three month period ended September 30, 2011 that were not registered under the Securities Act of 1933, as amended.

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

The following table sets forth information, by repurchase program, with respect to repurchases of our shares made during the fiscal quarter ended September 30, 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through July 1, 2011	53.1	$16.74	53.1	$889
July 2, 2011 through July 29, 2011	—	—	—	—
July 30, 2011 through August 26, 2011	—	—	—	—
August 27, 2011 through September 30, 2011	—	—	—	—
Cumulative repurchased through September 30, 2011	53.1	$16.74	53.1	$889

November 2010 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through July 1, 2011	36.2	$14.27	36.2	$517
July 2, 2011 through July 29, 2011	6.4	14.59	6.4	94
July 30, 2011 through August 26, 2011	2.7	12.76	2.7	34
August 27, 2011 through September 30, 2011	—	—	—	—
Cumulative repurchased through September 30, 2011	45.3	$14.20	45.3	$645

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

Our 2011 Annual General Meeting of Shareholders was held on October 26, 2011. For more information on the following proposals submitted to shareholders, see the Company’s proxy statement dated September 21, 2011 filed with the Securities and Exchange Commission.  The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for or against, as well as the number of abstentions and broker non-votes as to each such matter.

Proposal 1(a) - (g). To re-elect seven (7) directors to hold office until the Company’s next Annual General Meeting of Shareholders:

	Nominees	For	Against	Abstain	Broker Non- Votes
(a)	Stephen J. Luczo	291,207,246	7,348,434	442,649	64,900,924
(b)	Frank J. Biondi, Jr.	293,942,692	4,517,438	538,199	64,900,924
(c)	Michael R. Cannon	295,587,796	2,933,930	476,603	64,900,924
(d)	Lydia M. Marshall	295,515,068	2,922,216	561,045	64,900,924
(e)	Chong Sup Park	294,924,129	2,972,069	1,102,131	64,900,924
(f)	Gregorio Reyes	294,732,268	3,117,240	1,148,821	64,900,924
(g)	Edward J. Zander	294,964,088	3,470,973	563,268	64,900,924

Proposal 2. To approve the adoption of the Seagate Technology plc 2012 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
223,898,439	73,710,207	1,389,683	64,900,924

Proposal 3. To authorize the price range at which the Company can re-issue treasury shares off-market:

For	Against	Abstain	Broker Non-Votes
300,335,512	62,716,947	846,794	—

Proposal 4.  To authorize holding the 2012 Annual General Meeting of Shareholders at a location outside of Ireland:

For	Against	Abstain	Broker Non-Votes
362,249,788	1,286,941	362,524	—

Proposal 5. To approve, in a non-binding vote, the Company’s executive compensation programs:

For	Against	Abstain	Broker Non-Votes
294,041,133	4,421,429	535,767	64,900,924

Proposal 6. To determine, in a non-binding vote, the frequency of future shareholder votes on executive compensation:

One Year	Two Years	Three Years	Abstain	Broker Non-Votes
265,606,856	1,245,944	31,841,899	303,630	64,900,924

Proposal 7.  To appoint Ernst & Young as the independent auditors of the Company for the fiscal year ending June 29, 2012 and to authorize the Audit Committee to set the auditors’ remuneration:

For	Against	Abstain	Broker Non-Votes
360,531,291	2,792,649	575,313	—

In light of the voting results with respect to the frequency of shareholder votes on executive compensation, the Board of Directors has decided that the Company will hold an annual advisory vote on the compensation of its named executive officers until the next required vote on the frequency of shareholder votes on the compensation of executives. The Company is required to hold votes on frequency every six years.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Memorandum and Articles of Association of Seagate Technology plc (the “Company”), as amended and restated by Special Resolution dated July 1, 2010, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K12B/A filed on July 9, 2010, and are incorporated herein by reference.

3.2

Certificate of Incorporation of Hephaestus plc effective as of January 22, 2010 and Certificate of Incorporation on change of name of Seagate Technology plc, effective as of February 22, 2010 were filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2010, and are incorporated herein by reference.

10.1+	Fourth Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan

10.56+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement

10.57+	Seagate Technology plc 2012 Equity Incentive Plan

31.1+	Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†

Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company and Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+††	XBRL Instance Document.

101.SCH+††	XBRL Taxonomy Extension Schema Document.

101.CAL+††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB+††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+††	XBRL Taxonomy Extension Presentation Linkbase Document.

+  Filed herewith.

† The certifications attached as Exhibit 32.1 that accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Seagate Technology plc under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	October 27, 2011	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 27, 2011	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)