Form 10-Q
period 2011-12-30
Seagate Technology plc
filed 2012-02-01
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

As of January 25, 2012, 448,725,600 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 30, 2011	July 1, 2011(a)
ASSETS
Current assets:
Cash and cash equivalents	$1,825	$2,677
Short-term investments	407	474
Restricted cash and investments	93	102
Accounts receivable, net	1,627	1,495
Inventories	827	872
Deferred income taxes	99	99
Other current assets	522	706
Total current assets	5,400	6,425
Property, equipment and leasehold improvements, net	2,210	2,245
Goodwill	468	31
Other intangible assets	576	1
Deferred income taxes	376	374
Other assets, net	141	149
Total Assets	$9,171	$9,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$2,063
Accrued employee compensation	255	199
Accrued warranty	218	189
Accrued expenses	438	452
Current portion of long-term debt	—	560
Total current liabilities	2,372	3,463
Long-term accrued warranty	183	159
Long-term accrued income taxes	75	67
Other non-current liabilities	151	121
Long-term debt, less current portion	2,925	2,952
Total Liabilities	5,706	6,762

Commitments and contingencies (See Notes 11 and 13)

Shareholders’ equity:
Ordinary shares and additional paid-in capital	4,628	3,980
Accumulated other comprehensive loss	(13)	(6)
Accumulated deficit	(1,150)	(1,511)
Total Shareholders’ Equity	3,465	2,463
Total Liabilities and Shareholders’ Equity	$9,171	$9,225

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2011.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Revenue	$3,195	$2,719	$6,007	$5,417

Cost of revenue	2,185	2,190	4,448	4,338
Product development	259	213	467	422
Marketing and administrative	141	102	245	206
Amortization of intangibles	2	1	3	2
Restructuring and other, net	3	7	3	11
Total operating expenses	2,590	2,513	5,166	4,979

Income from operations	605	206	841	438

Interest income	2	2	3	4
Interest expense	(58)	(46)	(127)	(92)
Other, net	9	13	(8)	(22)
Other expense, net	(47)	(31)	(132)	(110)

Income before income taxes	558	175	709	328
Provision for (benefit from) income taxes	(5)	25	6	29
Net income	$563	$150	$703	$299

Net income per share:
Basic	$1.32	$0.32	$1.66	$0.64
Diluted	1.28	0.31	1.61	0.61
Number of shares used in per share calculations:
Basic	427	469	424	470
Diluted	439	486	436	487

Cash dividends declared per share	$0.18	$—	$0.36	$—

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 30, 2011	December 31, 2010
OPERATING ACTIVITIES
Net income	$703	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373	379
Share-based compensation	26	26
Loss on redemption of debt	5	24
(Gain) loss on sale of property and equipment	(14)	(3)
Deferred income taxes	(4)	27
Other non-cash operating activities, net	10	(6)

Changes in operating assets and liabilities:
Accounts receivable, net	(130)	9
Inventories	181	(51)
Accounts payable	(500)	243
Accrued employee compensation	56	(134)
Accrued expenses, income taxes and warranty	(34)	20
Other assets and liabilities	207	(81)
Net cash provided by operating activities	879	752

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(361)	(560)
Purchases of short-term investments	(309)	(145)
Sales of short-term investments	260	96
Maturities of short-term investments	115	13
Change in restricted cash and investments	9	17
Cash used in acquisition of Samsung HDD assets and liabilities	(561)	—
Other investing activities, net	4	(1)
Net cash used in investing activities	(843)	(580)

FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(594)	(362)
Net proceeds from issuance of long-term debt	—	736
Repurchases of ordinary shares	(191)	(305)
Proceeds from issuance of ordinary shares under employee stock plans	51	24
Dividends to shareholders	(154)	—
Net cash (used in) provided by financing activities	(888)	93

(Decrease) increase in cash and cash equivalents	(852)	265
Cash and cash equivalents at the beginning of the period	2,677	2,263
Cash and cash equivalents at the end of the period	$1,825	$2,528

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 30, 2011

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at July 1, 2011	425	$—	$3,980	$(6)	$(1,511)	$2,463
Comprehensive income, net of tax:
Change in unrealized loss on cash flow hedges, net	—	—	—	(7)	—	(7)
Change in unrealized loss on marketable securities, net	—	—	—	(1)	—	(1)
Change in unrealized loss on post-retirement plan costs	—	—	—	1	—	1
Net income	—	—	—	—	703	703
Comprehensive income						696
Issuance of ordinary shares under employee stock plans	8	—	51	—	—	51
Issuance of ordinary shares, in connection with the acquisition of Samsung HDD assets and liabilities	45	—	569	—	—	569
Tax benefit from exercise of stock options	—	—	2	—	—	2
Repurchases of ordinary shares	(13)	—	—	—	(191)	(191)
Dividends to shareholders	—	—	—	—	(151)	(151)
Share-based compensation	—	—	26	—	—	26
Balance at December 30, 2011	465	$—	$4,628	$(13)	$(1,150)	$3,465

See Notes to Condensed Consolidated Financial Statements.

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

The Company designs, manufactures, markets and sells hard disk drives.  Hard disk drives, which are commonly referred to as disk drives or hard drives, are used as the primary medium for storing electronic data. The Company produces a broad range of disk drive products addressing enterprise applications, where its products are primarily used in enterprise servers, mainframes and workstations; client compute applications, where its products are used in desktop and notebook computers; and client non-compute applications, where its products are used in a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems and digital media systems. The Company sells its disk drives primarily to major original equipment manufacturers (“OEMs”), distributors and retailers. In addition to manufacturing and selling disk drives, the Company provides storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

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

The results of operations for the three and six months ended December 30, 2011, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 29, 2012. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended December 30, 2011 and December 31, 2010 consisted of 13 weeks and 26 weeks, respectively.  Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012.

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

Impairment of Goodwill and Other Long-lived Assets — In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. The ASU allows companies the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on the qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount then the Company is not required to perform the two-step goodwill impairment test. The Company has early adopted the ASU in the first quarter of fiscal year 2012. As required by the new ASU, the Company tests goodwill of its reporting units for impairment whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210) — Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures on offsetting, including disclosing gross and net information about instruments and transactions eligible for offset and instruments and transactions subject to an agreement similar to a master netting agreement.  The ASU is effective for the Company’s first quarter of fiscal year 2014 and requires the enhanced disclosures for all comparative periods presented.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

As of December 30, 2011, the Company’s restricted cash and investments consisted of $75 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations. As of July 1, 2011, the Company’s restricted cash and investments consisted of $84 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 30, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,310	$—	$1,310
Commercial paper	346	—	346
Corporate bonds	209	(1)	208
U.S. treasuries and agency bonds	91	—	91
Auction rate securities	17	(2)	15
Other debt securities	133	1	134
	2,106	(2)	2,104
Trading securities	79	(4)	75
Total	$2,185	$(6)	$2,179

Included in Cash and cash equivalents			$1,664
Included in Short-term investments			407
Included in Restricted cash and investments			93
Included in Other assets, net			15
Total			$2,179

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through December 30, 2011.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities.  The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis.  Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of December 30, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of December 30, 2011.

The fair value and amortized cost of the Company’s investments in debt securities classified as available-for-sale at December 30, 2011 by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,766	$1,766
Due in 1 to 3 years	323	323
Thereafter	17	15
Total	$2,106	$2,104

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,729	$—	$1,729
Money market funds	815	—	815
U.S. treasuries and agency bonds	190	—	190
Certificates of deposit	136	—	136
Corporate bonds	116	—	116
Auction rate securities	18	(2)	16
Other debt securities	96	—	96
	3,100	(2)	3,098
Trading securities	80	4	84
Total	$3,180	$2	$3,182

Included in Cash and cash equivalents			$2,590
Included in Short-term investments			474
Included in Restricted cash and investments			102
Included in Other assets, net			16
Total			$3,182

As of July 1, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2011.

Inventories

(Dollars in millions)	December 30, 2011	July 1, 2011
Raw materials and components	$408	$286
Work-in-process	162	201
Finished goods	257	385
	$827	$872

Other Current Assets

(Dollars in millions)	December 30, 2011	July 1, 2011
Vendor non-trade receivables	$385	$519
Other	137	187
	$522	$706

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	December 30, 2011	July 1, 2011
Property, equipment and leasehold improvements	$7,672	$7,383
Accumulated depreciation and amortization	(5,462)	(5,138)
	$2,210	$2,245

3.  Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of December 30, 2011, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit.

Long-Term Debt

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The 2011 Notes matured on October 1, 2011 and the Company repaid the entire outstanding principal amount of $559 million, plus accrued and unpaid interest on October 3, 2011.

$430 Million Aggregate Principal Amount of 10.00% Senior Secured Second-Priority Notes due May 2014 (the “2014 Notes”). The interest on the 2014 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2014 Notes is Seagate Technology International, and the obligations under the 2014 Notes are unconditionally guaranteed by the Company and certain of its significant subsidiaries. In addition, the obligations under the 2014 Notes are secured by a second-priority lien on substantially all of the Company’s tangible and intangible assets. The indenture governing the 2014 Notes contains covenants that limit the Company’s ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to: incur additional debt or issue certain preferred shares, create liens, enter into mergers, pay dividends, redeem or repurchase debt or shares, and enter into certain transactions with the Company’s shareholders or affiliates. In the first six months of fiscal year 2012, the Company repurchased $30 million aggregate principal amount of its 2014 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the redemption of approximately $5 million, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 30, 2011. The 2014 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at December 30, 2011.

$600 Million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”).  The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries. The 2016 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at December 30, 2011.

$750 Million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. The 2018 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at December 30, 2011.

$600 Million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”).  The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate Technology HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The 2020 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at December 30, 2011.

$600 Million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. The 2021 Notes are included in Long-term debt, less current portion in the Condensed Consolidated Balance Sheet at December 30, 2011.

At December 30, 2011, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2012	$—
2013	—
2014	385
2015	—
2016	—
Thereafter	2,550
$2,935

4. Income Taxes

The income tax benefit of $5 million recorded for the three months ended December 30, 2011 included $7 million of tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods.  The income tax provision of $6 million recorded for the six months ended December 30, 2011 included approximately $10 million of discrete tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax benefit and provision recorded for the three and six months ended December 30, 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain U.S. deferred tax assets,  (iii) the release of tax reserves as a result of the expiration of statutes of limitation, and (iv) tax expense related to intercompany transactions.

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

The Company’s provision for income taxes recorded for the three and six months ended December 31, 2010 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) an increase in valuation allowance for U.S. deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) the release of tax reserves as a result of the expiration of statutes of limitation.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the 2010 Tax Relief Act) was enacted. The 2010 Tax Relief Act includes business incentives to invest in machinery and equipment, and retroactively reinstated the R&D tax credit through December 31, 2011 from December 31, 2009. These business incentives had no immediate impact on the Company’s income tax provision due to the existing valuation allowances for certain U.S. deferred tax assets.

5. Acquisitions

On December 19, 2011, the Company completed the acquisition of Samsung Electronics Co., Ltd’s (“Samsung”) hard disk drive (“HDD”) business pursuant to an Asset Purchase Agreement (“APA”) by which the Company acquired certain assets and liabilities of Samsung relating to the research and development, manufacture and sale of hard-disk drives. The transaction and related agreements are expected to improve the Company’s position as a supplier of 2.5-inch products; position the Company to better address rapidly evolving opportunities in markets including, but not limited to, mobile computing, cloud computing and solid state storage; expand the Company’s customer access in China and Southeast Asia; and accelerate time to market for new products.

The acquisition-date fair value of the consideration transferred totaled $1,140 million, which consisted of $571 million of cash, $10 million of which was paid as a deposit upon signing the APA in the fourth quarter of fiscal year 2011, and 45.2 million ordinary shares with a fair value of $569 million.  The fair value of the ordinary shares issued was determined based on the closing market price of the Company’s ordinary shares on the acquisition date, less a 16.5% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for approximately a one year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Inventories	$141
Equipment	73
Intangible assets	580
Other assets	21
Total identifiable assets acquired	815
Warranty liability	(69)
Other liabilities	(43)
Total liabilities assumed	(112)
Net identifiable assets acquired	703
Goodwill	437
Net assets acquired	$1,140

The amount noted above for warranty is provisional, being an estimate calculated on the basis of projected product failure rates and timing of product returns during the warranty period. Seagate assumed product warranty obligations from Samsung on products sold prior to the acquisition. These products are warranted for up to three years from the original shipment date. The estimate of the warranty liability is subject to a significant degree of subjectivity since the Company does not have experience with Samsung products. If actual return rates differ materially from the Company’s estimate, or if there is an epidemic failure of drives for which Seagate assumed warranty obligations, the fair value of the warranty liability may need to be reestimated during the measurement period, which may be up to one year following the acquisition date.

The Company received a patent portfolio that may have value apart from being an enabling technology that is included within the fair value of Intangible assets – Existing technology.  However, the Company has not received all information regarding these patents that is necessary for the completion of a review to determine the extent of encumbrances and the scope of their application.  Therefore, provisionally, no separately identifiable value has been recognized for the patent portfolio.

As part of the acquisition, the Company assumed certain vendor-related and other obligations and contingent liabilities.  Due to the nature of these obligations and contingent liabilities, the Company has not received sufficient information needed to determine the fair value of these obligations.

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

		Weighted-
		Average
		Amortization
(Dollars in millions)	Fair Value	Period

Existing technology	$137	2.0 years
Customer relationships	399	5.8 years
Total amortizable intangible assets acquired	536	4.8 years
In-process research and development	44
Total acquired identifiable intangible assets	$580

The $437 million of goodwill recognized is attributable primarily to the benefits the Company expects to derive from enhanced scale and efficiency to better serve its markets and expanded customer presence in China and Southeast Asia.  Except for approximately $4 million of goodwill relating to assembled workforce in Korea, none of the goodwill is expected to be deductible for income tax purposes.  As of December 30, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Samsung’s HDD business.

The Company incurred $17 million and $29 million of expenses related to the acquisition of Samsung for the three and six months ended December 30, 2011, which are included within marketing and administrative expense on the Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of the acquired assets of Samsung’s HDD business included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date during the three and six months ended December 30, 2011 were as follows:

	For the Three	For the Six
(Dollars in millions)	Months Ended	Months Ended
Revenue	$36	$36
Net loss	(5)	(5)

The unaudited pro forma financial results presented below for the three and six months ended December 30, 2011 and December 31, 2010 include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 3, 2010. The pro forma results combine the historical results of the Company for the three and six months periods ended December 30, 2011 and December 31, 2010, respectively, and the historical results of the acquired assets and liabilities of Samsung’s HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	For the Three Months Ended		For the Six Months Ended
	December 30,	December 31,	December 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010
Revenue	$3,800	$3,490	$7,217	$6,959
Net income	526	137	597	270

The pro forma results for the three and six months ended December 30, 2011 include adjustments of $33 million and $65 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010. The pro forma results for the three and six months ended December 31, 2010, include adjustments of $29 million and $56 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010.

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 30, 2011 are as follows:

(Dollars in millions)
Balance as of July 1, 2011	$31
Goodwill acquired	437
Balance as of December 30, 2011	$468

The carrying value of other intangible assets subject to amortization as of December 30, 2011 is set forth in the following table:

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
(Dollars in millions)	Amount	Amortization	Amount	Remaining Useful Life
Amortizable other intangible assets:
Existing technology	$137	$(2)	$135	2.0 years
Customer relationships	399	(2)	397	5.7 years
Total amortizable other intangible assets	$536	$(4)	$532	4.8 years

The carrying value of other intangible assets subject to amortization as of July 1, 2011 is set forth in the following table:

	Gross Carrying	Accumulated	Net Carrying	Weighted Average
(Dollars in millions)	Amount	Amortization	Amount	Remaining Useful Life
Customer relationships	$3	$(2)	$1	0.5 year

The carrying value of In-process research and development was $44 million and $0 as of December 30, 2011and July 1, 2011, respectively.

For the three and six months ended December 30, 2011, amortization expense of other intangible assets was $5 million and $5 million, respectively. For the three and six months ended December 31, 2010, amortization expense of other intangible assets was $2 million and $5 million, respectively. As of December 30, 2011, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)

Remainder of 2012	$69
2013	139
2014	103
2015	71
2016	64
Thereafter	86
$532

7.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.  As of December 30, 2011 and July 1, 2011, the Company had a net unrealized loss and a net unrealized gain on cash flow hedges of approximately $5 million and $2 million, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 30, 2011 and December 31, 2010. As of December 30, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss and expected to be recognized into earnings over the next 12 months is a net loss of $5 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 30, 2011 and July 1, 2011:

	As of December 30, 2011
	Contracts	Contracts Not
	Designated as	Designated as
(Dollars in millions)	Hedges	Hedges
Thai baht	$—	$210
Singapore dollars	117	9
Chinese Renminbi	35	—
Czech koruna	—	11
	$152	$230

	As of July 1, 2011
	Contracts	Contracts Not
	Designated as	Designated as
(Dollars in millions)	Hedges	Hedges
Thai baht	$98	$235
Singapore dollars	212	9
Chinese Renminbi	78	—
Czech koruna	—	11
	$388	$255

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of December 30, 2011:

Fair Values of Derivative Instruments as of December 30, 2011

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(Dollars in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(5)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(4)
Total derivatives		$1		$(9)

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of July 1, 2011:

Fair Values of Derivative Instruments as of July 1, 2011

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(Dollars in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(4)
Total derivatives		$5		$(6)

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (“OCI”) and the Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2011:

				Amount of			Amount of
	Amount of			Gain or (Loss)		Location of	Gain or (Loss)
	Gain or (Loss)		Location of	Reclassified from		Gain or (Loss)	Recognized in Income
	Recognized in OCI		Gain or (Loss)	Accumulated OCI		Recognized in Income	(Ineffective Portion and
	on Derivative		Reclassified from	into Income		on Derivative	Amount Excluded from
	(Effective Portion)		Accumulated OCI	(Effective Portion)		(Ineffective Portion and	Effectiveness Testing) (a)
	For the Three	For the Six	into Income	For the Three	For the Six	Amount Excluded from	For the Three	For the Six
Derivatives Designated as Cash Flow Hedges	Months	Months	(Effective Portion)	Months	Months	Effectiveness Testing)	Months	Months
Foreign currency forward exchange contracts	$3	$(11)	Cost of revenue	$(4)	$(4)	Cost of revenue	$—	$—

Amount of
	Location of	Gain or (Loss)
	Gain or (Loss)	Recognized in Income
	Recognized in	on Derivative
	Income on	For the Three	For the Six
Derivatives Not Designated as Hedging Instruments	Derivative	Months	Months
Foreign currency forward exchange contracts	Other, net	$—	$(4)

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relations and $0 related to the amount excluded from the assessment of hedge effectiveness, for the three and six months ended December 30, 2011, respectively.

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (“OCI”) and the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2010:

				Amount of			Amount of
	Amount of			Gain or (Loss)		Location of	Gain or (Loss)
	Gain or (Loss)		Location of	Reclassified from		Gain or (Loss)	Recognized in Income
	Recognized in OCI		Gain or (Loss)	Accumulated OCI		Recognized in Income	(Ineffective Portion and
	on Derivative		Reclassified from	into Income		on Derivative	Amount Excluded from
	(Effective Portion)		Accumulated OCI	(Effective Portion)		(Ineffective Portion and	Effectiveness Testing) (a)
	For the Three	For the Six	into Income	For the Three	For the Six	Amount Excluded from	For the Three	For the Six
Derivatives Designated as Cash Flow Hedges	Months	Months	(Effective Portion)	Months	Months	Effectiveness Testing)	Months	Months
Foreign currency forward exchange contracts	$4	$36	Cost of revenue	$16	$21	Cost of revenue	$1	$1

		Amount of
	Location of	Gain or (Loss)
	Gain or (Loss)	Recognized in Income
	Recognized in	on Derivative
	Income on	For the Three	For the Six
Derivatives Not Designated as Hedging Instruments	Derivative	Months	Months
Foreign currency forward exchange contracts	Other, net	$4	$20
Total return swap	Operating expenses	6	14
		$10	$34

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relations and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the three and six months ended December 31, 2010, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 30, 2011:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices	Other
	in Active Markets for	Observable	Significant
	Identical Instruments	Inputs	Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Commercial paper	$—	$346	$—	$346
Money market funds	1,293	—	—	1,293
U.S. treasuries and agency bonds	—	91	—	91
Corporate bonds	—	208	—	208
Other debt securities	—	133	—	133
Total cash equivalents and short-term investments	1,293	778	—	2,071

Restricted cash and investments:
Mutual funds	67	—	—	67
Other debt securities	25	1	—	26
Auction rate securities	—	—	15	15
Derivative assets	—	1	—	1
Total assets	$1,385	$780	$15	$2,180

Liabilities:
Derivative liabilities	$—	$(9)	$—	$(9)
Total liabilities	$—	$(9)	$—	$(9)

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices	Other
	in Active Markets for	Observable	Significant
	Identical Instruments	Inputs	Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Cash and cash equivalents	$1,293	$371	$—	$1,664
Short-term investments	—	407	—	407
Restricted cash and investments	92	1	—	93
Other current assets	—	1	—	1
Other assets, net	—	—	15	15
Total assets	$1,385	$780	$15	$2,180

Liabilities:
Accrued expenses	$—	$(9)	$—	$(9)
Total liabilities	$—	$(9)	$—	$(9)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 1, 2011:

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices	Other
	in Active Markets for	Observable	Significant
	Identical Instruments	Inputs	Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Commercial paper	$—	$1,729	$—	$1,729
Money market funds	800	—	—	800
U.S. treasuries and agency bonds	—	190	—	190
Certificates of deposit	—	133	—	133
Corporate bonds	—	116	—	116
Other debt securities	—	96	—	96
Total cash equivalents and short-term investments	800	2,264	—	3,064

Restricted cash and investments:
Mutual funds	81	—	—	81
Other debt securities	19	2	—	21
Auction rate securities	—	—	16	16
Derivative assets	—	5	—	5
Total assets	$900	$2,271	$16	$3,187

Liabilities:
Derivative liabilities	$—	$(6)	$—	$(6)
Total liabilities	$—	$(6)	$—	$(6)

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices	Other
	in Active Markets for	Observable	Significant
	Identical Instruments	Inputs	Unobservable Inputs	Total
(Dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Cash and cash equivalents	$800	$1,790	$—	$2,590
Short-term investments	—	474	—	474
Restricted cash and investments	100	2	—	102
Other current assets	—	5	—	5
Other assets, net	—	—	16	16
Total assets	$900	$2,271	$16	$3,187

Liabilities:
Accrued expenses	$—	$(6)	$—	$(6)
Total liabilities	$—	$(6)	$—	$(6)

Level 1 assets consist of money market funds and mutual funds for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 30, 2011, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts.  The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through December 30, 2011. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended December 30, 2011:

(Dollars in millions)	Auction Rate Securities
Balance at July 1, 2011	$16
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	(1)
Balance at December 30, 2011	$15

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

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at December 30, 2011 and July 1, 2011 totaled $26 million and $27 million, respectively.

There were no impairment charges recognized for the three months ended December 30, 2011. During the first quarter of fiscal year 2012, the Company determined that an equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $7 million, in order to write down the carrying amount of the investment to its estimated fair value. The amount was recorded in Other, net in the Condensed Consolidated Statements of Operations. There were no impairment charges recognized for the three and six months ended December 31, 2010. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach which was then used to estimate the Company’s applicable portion of the fair value of its underlying intellectual property assets at the end of the second quarter of fiscal 2012.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived from quoted prices in active markets. The following table presents the fair value and amortized cost of the Company’s debt and capital lease in order of priority:

	December 30, 2011		July 1, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Capital Lease	$—	$—	$1	$1
6.375% Senior Notes due October 2011	—	—	559	561
10.0% Senior Secured Second-Priority Notes due May 2014	376	446	403	481
6.8% Senior Notes due October 2016	599	646	599	647
7.75% Senior Notes due December 2018	750	803	750	780
6.875% Senior Notes due May 2020	600	625	600	591
7.00% Senior Notes due November 2021	600	617	600	598
	2,925	3,137	3,512	3,659
Less short-term borrowings and current portion of long-term debt	—	—	(560)	(562)
Long-term debt, less current portion	$2,925	$3,137	$2,952	$3,097

9.  Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 464,862,182 shares were outstanding as of December 30, 2011, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 30, 2011.

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

The Board of Directors may authorize the issuance of preferred shares with voting or conversion rights that could harm the voting power or other rights of the holders of the ordinary shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and might harm the market price of its ordinary shares and the voting and other rights of the holders of ordinary shares. As of December 30, 2011, there were no preferred shares outstanding.

Issuance of Ordinary Shares

During the three months ended December 30, 2011, the Company issued approximately 3.7 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares and approximately 45.2 million of its ordinary shares in connection with the Samsung acquisition.

Repurchases of Equity Securities

On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program. The Company’s share repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans, used in the determination of diluted net income per share.  The timing and number of shares to be repurchased by the Company will be dependent on general business and market conditions, cash flows generated by future operations, the price of its ordinary shares, cash requirements for other investing and financing activities, and maintaining compliance with its debt covenants.  Additionally, there is no minimum or maximum number of shares to be repurchased under the programs and the authority for the share repurchase program will continue until terminated by the Company’s Board of Directors.

On November 29, 2010, our Board of Directors authorized repurchases up to an additional $2 billion of our outstanding ordinary shares.

The following tables set forth information with respect to repurchases of the Company’s shares made during the current fiscal year for each of the Company’s repurchase programs:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2011	53.1	$889
Repurchased in the first fiscal quarter 2012	—	—
Repurchased in the second fiscal quarter 2012	—	—
Cumulative repurchased through December 30, 2011	53.1	889

November 2010 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2011	36.2	$517
Repurchased in the first fiscal quarter 2012	9.1	128
Repurchased in the second fiscal quarter 2012	3.9	63
Cumulative repurchased through December 30, 2011	49.2	$708

10.  Compensation

The Company recorded approximately $14 million and $26 million of stock-based compensation during the three and six months ended December 30, 2011, respectively. The Company recorded approximately $13 million and $26 million of stock-based compensation during the three and six months ended December 31, 2010, respectively.

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27,000,000 ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the SCP as of the effective date of the EIP (which was equal to 11,041,148 ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the “Share Reserve”). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share units (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as two and one-tenth shares for every one share granted.  As of December 30, 2011, there were approximately 37.8 million ordinary shares available for issuance under the EIP.

Shares that are subject to Full-Value Share Awards will generally vest over a period of three to four years. Options will generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the EIP have an exercise price equal to the closing price of the Company’s ordinary shares on date of grant.

Seagate Technology plc 2004 Share Compensation Plan (the “SCP”). On November 4, 2011, the Company filed Post-Effective Amendment No. 1 to deregister 11,041,148 ordinary shares that remained available for grant as of October 27, 2011 under the SCP and no shares have been granted from the SCP subsequent to that date.

11.  Guarantees

Indemnifications to Officers and Directors

On May 4, 2009, the Company entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with its officers and directors of the Company and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of the Company or any of its subsidiaries or of any other entity to which he or she provides services at the Company’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to the Company or the applicable subsidiary of the Company or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of the Company or the applicable subsidiary of the Company. In addition, the Revised Indemnification Agreement provides that the Company will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified. A subsidiary of the Company has also entered into a deed of indemnity on similar terms to the Revised Indemnification Agreement with certain of its officers and directors. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three months ended December 30, 2011 and December 31, 2010 were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30,	December 31,	December 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Balance, beginning of period	$334	$353	$348	$372
Warranties issued	42	53	85	102
Repairs and replacements	(67)	(51)	(125)	(99)
Changes in liability for pre-existing warranties, including expirations	23	12	24	(8)
Warranty liability assumed from Samsung HDD business	69	—	69	—
Balance, end of period	$401	$367	$401	$367

12.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions, except per share data)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Numerator:
Net income	$563	$150	$703	$299

Number of shares used in per share calculations:
Total shares for purpose of calculating basic net income per share	427	469	424	470

Weighted-average effect of dilutive securities:
Employee equity award plans	12	17	12	17
Dilutive potential shares:	12	17	12	17
Total shares for purpose of calculating diluted net income per share	439	486	436	487

Net income per share:
Basic net income per share	$1.32	$0.32	$1.66	$0.64
Diluted net income per share	$1.28	$0.31	$1.61	$0.61

The following potential shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Employee equity award plans	9	14	13	19

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267

patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT’s Input Shaping® and Convolve’s Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in the Company’s sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. On November 6, 2001, the U.S. Patent and Trademark Office (“USPTO”) issued to Convolve US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the ‘473 patent”). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent. The ‘635 patent expired on September 12, 2008. The court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the court granted in part and denied in part the Company’s motion for summary judgment.  The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue.  The court also denied Convolve’s request for enhanced damages as moot and dismissed Convolve’s request for injunctive relief.  Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit.  Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011.  In view of the court’s August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU '769 patent), which is the European counterpart to U.S. Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the U.S. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (“GMR”), tunnel magnetoresistive (“TMR”), and tunnel giant magnetoresistive (“TGMR”) products designed and manufactured by Seagate Technology (Ireland) infringe the EU '769 patent. On January 30, 2012, the parties entered into a confidential settlement to resolve this matter.

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

Siemens GmbH v. Seagate Technology (Germany)—On March 26, 2010, Siemens commenced proceedings against Seagate Technology GmbH, the Netherlands branch office of Seagate Technology International, and Seagate Technology LLC in the Dusseldorf District Court in Germany. The complaint alleges infringement of European Patent Number 0 674 769 (the "EU '769 Patent"), which corresponds to the patent in suit in the U.S. and Northern Ireland Siemens' litigations. Siemens seeks a declaration that the EU '769 Patent is infringed by GMR and TMR products, removal of all infringing inventory, damages in an unstated amount, and costs. On January 30, 2012, the parties entered into a confidential settlement to resolve this matter.

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

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same —On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other defendants, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. The Company is responding to the investigation. The hearing before the Administrative Law Judge was held on October 12-20, 2011. The Administrative Law Judge’s initial determination is expected in March 2012.  In light of the current status of this matter and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (“SVHCs”) in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.

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

14.  Subsequent Events

Dividends

On January 25, 2012, the Board of Directors declared a  quarterly cash dividend of $0.25 per share. The dividend is payable on March 1, 2012 to shareholders of record as of the close of business on February 15, 2012.

Share Repurchases

On January 25, 2012, the Board of Directors authorized the Company to repurchase an additional $1 billion of its outstanding ordinary shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended December 30, 2011, September 30, 2011 and December 31, 2010 referred to herein as the “December 2011 quarter”, the “September 2011 quarter” and the “December 2010 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2011, June 2011, and December 2010 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending December 30, 2011 (the “December 2011 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the uncertainty in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include, but are not limited to, the impact of the variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; the risk that we will incur significant incremental costs in connection with the implementation of our recently executed transactions with Samsung or that we will not achieve the benefits expected from such transactions (see Transaction with Samsung below); and significant disruption to the industry supply chain due to the severe flooding throughout parts of Thailand (see Severe Flooding in Thailand below) and the industry’s ability to recover from such disruption, which may pose a risk to the Company’s operating and financial condition. We also encourage you to read our Annual Report on Form 10-K for the year ended July 1, 2011, which contains information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Our Company. Overview of our business.
•	Overview of the December 2011 quarter. The December 2011 quarter summary and trends.
•	Results of Operations. An analysis of our financial results comparing the December 2011 quarter to the September 2011 quarter and the December 2010 quarter.
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

Overview of the December 2011 Quarter

Our operating performance during the December 2011 quarter was significantly impacted by the disruptions to our industry’s supply chain due to the severe flooding throughout many parts of Thailand in October of 2011.  Given the resulting significantly constrained supply of HDDs, the sales pricing environment was favorable and resulted in an overall increase in our average selling price (“ASP”) to $67 in the December 2011 quarter, up from $55 in the September 2011 quarter. We shipped 46.9 million units during the quarter, generating $3.2 billion in revenue and $719 million in operating cash flow.  Additionally, we completed our acquisition of the hard disk drive (“HDD”) business of Samsung Electronics Co., Ltd (“Samsung”).

Severe Flooding in Thailand

In early October 2011, dike breakages north of Bangkok, Thailand resulted in severe flooding. Floodwaters inundated many manufacturing industrial parks that contained a number of the factories supporting the HDD industry’s supply chain.  The HDD industry had concentrated a large portion of its supply chain participants within these industrial parks in an effort to reduce cost and improve logistics. As a result, the inundation of floodwaters into these industrial parks had caused the closure or suspension of production within the HDD supply chain.

Even though the HDD supply chain was significantly impacted by the severe flooding, our component and drive assembly factories in Thailand were not directly affected by the flood, and continue to be fully operational. However, seven of our ten largest component suppliers had some of their factories inundated which lead to shortages of some critical components.  As such, in the December 2011 quarter, we shipped 46.9 million units, which is less than our installed manufacturing capacity, and we believe total shipments in the industry were 119 million units, which was significantly less than unconstrained demand.

Industry Supply Balance

From time to time the disk drive industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.  During the December 2011 quarter, due to the severe flooding in Thailand, we believe demand far exceeded supply resulting in price increases across many of our products.

As a result of structural damage to the supply chain, there is a substantial and growing shortfall in unmet exabyte demand. We believe that pre-flood exabyte demand was growing at 40% per year, while areal density growth and disk capacity was increasing at less than 25% per year. We continue to expect that calendar year 2012 unit demand will exceed supply and the exabyte shortage will be more pronounced than the unit shortage.

Transaction with Samsung

On December 19, 2011, we completed the acquisition of Samsung’s HDD business pursuant to an asset purchase agreement (“APA”) entered into on April 19, 2011, by which the Company acquired certain assets and liabilities of Samsung relating to the research and development, manufacture and sale of HDD’s. The transaction and related agreements are expected to improve our position as a supplier of 2.5-inch products; position us to better address rapidly evolving opportunities in markets including, but not limited to, mobile computing, cloud computing and solid state storage; expand our customer access in China and Southeast Asia; and accelerate time to market for new products.

The December 19, 2011 acquisition-date fair value of the consideration transferred to Samsung totaled $1.1 billion, which consisted of 45.2 million of our ordinary shares and the remaining balance settled in cash.

Upon the closing of the transactions contemplated by the APA, the Shareholder Agreement entered into with Samsung, as previously described in our Current Report on Form 8-K filed on April 19, 2011, and filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 filed on August 17, 2011, became effective. Amongst other things, the Shareholder Agreement provides that Samsung shall have the right to appoint one representative to our Board of Directors so long as Samsung and its affiliates continue to hold at least 7% of our outstanding ordinary shares.

In addition, we agreed, subject to certain exceptions set forth in the Shareholder Agreement, to file a registration statement on or prior to one year following the date of acquisition in order to register the ordinary shares issued to Samsung.

The acquisition is expected to increase our manufacturing capacity and product development expense going forward.  We also expect to incur additional incremental integration costs relating to the acquisition.

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Revenue	$3,195	$2,811	$2,719	$6,007	$5,417
Cost of revenue	2,185	2,262	2,190	4,448	4,338
Gross margin	1,010	549	529	1,559	1,079
Product development	259	208	213	467	422
Marketing and administrative	141	105	102	245	206
Amortization of intangibles	2	—	1	3	2
Restructuring and other, net	3	—	7	3	11
Income from operations	605	236	206	841	438
Other income (expense), net	(47)	(84)	(31)	(132)	(110)
Income before income taxes	558	152	175	709	328
Provision for (benefit from) income taxes	(5)	12	25	6	29
Net income	$563	$140	$150	$703	$299

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Revenue	100%	100%	100%	100%	100%
Cost of revenue	68	80	81	74	80
Gross margin	32	20	19	26	20
Product development	8	7	8	8	8
Marketing and administrative	4	4	4	4	4
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Income from operations	19	8	7	14	8
Other income (expense), net	(1)	(3)	(1)	(2)	(2)
Income before income taxes	18	5	6	12	6
Provision for (benefit from) income taxes	—	—	1	—	—
Net income	18%	5%	5%	12%	6%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages and ASPs)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Net Revenue	$3,195	$2,811	$2,719	$6,007	$5,417
Unit Shipments:
Enterprise	6.4	6.9	7.1	13.3	14.0
Client Compute	32.7	33.3	31.5	66.0	64.8
Client Non-Compute	7.8	10.5	10.3	18.3	19.3
Total Units Shipped	46.9	50.7	48.9	97.6	98.1
Industry Units Shipped	119.0	175.8	167.3	294.8	331.4
ASPs (per unit)	67	55	55	61	54

Revenues by Channel (%)
OEMs	72%	67%	68%	70%	69%
Distributors	20%	23%	21%	21%	22%
Retailers	8%	10%	11%	9%	9%
Revenues by Geography (%)
Americas	26%	28%	29%	27%	29%
EMEA	19%	21%	21%	20%	21%
Asia Pacific	55%	51%	50%	53%	50%

We shipped 46.9 million units and generated revenue of $3.2 billion in the December 2011 quarter. Revenue increased over the September 2011 quarter and the December 2010 quarter due to improved pricing for our products as a result of the substantial unmet demand resulting from the impact of the severe flooding in Thailand.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the December 2011 quarter, sales programs were approximately 2.4% of gross revenue, significantly lower than our historical range of 6%-12% as a result of the substantial unmet demand. So long as there remains significant unmet demand, we will continue to see lower sales programs as compared to our historical range.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2010 and 2011, and were 1.1% of gross revenue in the December 2011 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Cost of revenue	$2,185	$2,262	$2,190	$4,448	$4,338
Gross margin	1,010	549	529	1,559	1,079
Gross margin percentage	32%	20%	19%	26%	20%

Gross margins as a percentage of revenue increased significantly from the September 2011 quarter and the December 2010 quarter due to improved pricing as a result of the substantial unmet demand, partially offset by lower capacity utilization due to shortages of some critical components.

In the December 2011 quarter, total warranty cost was 2.0% of revenue and warranty cost related to new shipments was 1.3% of revenue. Net unfavorable changes in estimates of prior warranty accruals as a percentage of revenue approximated 0.7% of revenue.

In January 2012, we shortened the standard warranty term for a number of our products. This change in business terms is anticipated to reduce our warranty costs going forward.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Product development	$259	$208	$213	$467	$422
Marketing and administrative	141	105	102	245	206
Amortization of intangibles	2	—	1	3	2
Restructuring and other, net	3	—	7	3	11
Operating expenses	$405	$313	$323	$718	$641

Product development expense.  Product development expense for the three months ended December 30, 2011 increased by approximately 25% and 22% over the three months ended September 20, 2011 and December 31, 2010, respectively.  Product development expense for the six months ended December 30, 2011 increased by approximately 11% over the six months ended December 31, 2010. These increases were primarily due to an increase in variable compensation.

Marketing and administrative expense. Marketing and administrative expense for the three months ended December 30, 2011 increased by approximately 34% and 38% over the three months ended September 20, 2011 and December 31, 2010, respectively.  Marketing and administrative expense for the six months ended December 30, 2011 increased by approximately 19% over the six months ended December 31, 2010. These increases were primarily due to an increase in variable compensation and Samsung integration and acquisition costs. Samsung integration and acquisition costs totaled $17 million and $29 million in the three and six months ended December 30, 2011, respectively, compared to none in the corresponding year ago periods.

Amortization of intangibles. Amortization expense of intangible assets increased as a result of the acquisition of Samsung’s HDD business. Future estimated amortization expense for the remainder of fiscal year 2012 is $69 million.

Restructuring and other, net.  During the three and six months ended December 30, 2011, we recorded $3 million of restructuring charges primarily related to previously announced restructuring plans.  In the three and six months ended December 31, 2010, we recorded $7 million and $11 million, respectively, of restructuring charges associated with previously announced restructuring plans primarily relating to the closure of our Ang Mo Kio, Singapore manufacturing operations.

Other income (expense), net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Other expense, net	$(47)	$(84)	$(31)	$(132)	$(110)

Other expense, net for the December 2011 quarter decreased from the September 2011 quarter primarily due to lower interest expense from a lower average debt balance and a gain on deferred compensation plan assets.

Other expense, net for the December 2011 quarter increased from the December 2010 quarter primarily due to increase in interest expense from a higher average debt balance and an increase in foreign exchange remeasurement losses.

Other expense, net for the first half of fiscal year 2012 increased from the same period in fiscal year 2011 primarily due to a higher average debt balance and an equity investment write-down, partially offset by favorable foreign exchange hedges and remeasurement.

Income taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 30, 2011	September 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Provision for (benefit from) income taxes	$(5)	$12	$25	$6	$29

Our income tax benefit recorded for the December 2011 quarter included $7 million of tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods. Our income tax provision recorded for the first half of fiscal year 2012 included approximately $10 million of discrete tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax benefit and provision for the December  2011 quarter and for the first half of fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain U.S. deferred tax assets,  (iii) the release of tax reserves as a result of the expiration of statutes of limitation, and (iv) tax expense related to intercompany transactions.  The acquisition of Samsung’s HDD business is not expected to have a significant impact on our effective tax rate in fiscal year 2012.

Our income tax provision recorded for the December 2010 quarter and for the first half of fiscal year 2011 included approximately $1 million and $11 million of discrete tax benefits, respectively, primarily from the release of tax reserves associated with expiration of certain statutes of limitation. In addition, during the first half of fiscal year 2011, $11 million of discrete income tax benefits from the loss recognized on the redemption of 2.375% Notes and 5.75% Debentures was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision for the December 2010 quarter and for the first half of fiscal year 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) an increase in valuation allowance for U.S. deferred tax assets, (iii) tax expense related to intercompany transactions, and (iv) the release of tax reserves as a result of the expiration of statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 30, 2011.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	December 30, 2011	July 1, 2011	Change
Cash and cash equivalents	$1,825	$2,677	$(852)
Short-term investments	407	474	(67)
Restricted cash and investments	93	102	(9)
Total	$2,325	$3,253	$(928)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased by $928 million from July 1, 2011 as cash provided by operating activities of $879 million was offset by $561 million paid to Samsung, $594 million in repayments of long term debt, $361 million paid for capital expenditures, $191 million paid to repurchase 13 million of our ordinary shares and $154 million in dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 30, 2011 of $879 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•	a decrease of $134 million in vendor non-trade receivables due to a decrease in volumes;
•	an increase of $130 million in accounts receivable, net, due to an increase in revenues;
•

a decrease of $500 million in accounts payable due to an overall decrease in volumes, a change in supplier payment terms and accelerated payments to certain suppliers affected by the Thailand flooding, offset by strategic purchases to secure key components; and

•	a decrease of $181 million in inventories due to a depletion of our vendor managed inventory levels, offset by strategic purchases to secure key components.

Cash Used in Investing Activities

During the six months ended December 30, 2011, we used $843 million for net cash investing activities, which was primarily attributable to net payments to Samsung of $561 million and payments for property, equipment and leasehold improvements of approximately $361 million.

Cash Used in Financing Activities

Net cash used in financing activities of $888 million for the six months ended December 30, 2011 was primarily attributable to approximately $594 million in long term debt repayments $191 million paid to repurchase 13 million of our ordinary shares and $154 million in dividends paid to our shareholders.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 30, 2011, consisted of: (1) approximately $2.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $93 million in restricted cash and investments, of which $75 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

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

As of December 30, 2011, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

On January 25, 2012, our Board of Directors (the "Board") declared a cash dividend of $0.25 per share, payable on March 1, 2012 to shareholders of record as of the close of business on February 15, 2012. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board. Additionally, the Board authorized an additional $1 billion of repurchases of our outstanding ordinary shares.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 30, 2011, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 30, 2011.

Fiscal Years Ended

(Dollars in millions, except percentages)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at December 30, 2011
Assets
Cash equivalents:
Fixed rate	$1,664	$—	$—	$—	$—	$—	$1,664	$1,664
Average interest rate	0.12%						0.12%
Short-term investments:
Fixed rate	$22	$113	$142	$85	$12	$22	$396	$407
Average interest rate	0.59%	1.11%	1.22%	1.42%	1.19%	1.16%	1.19%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						1.87%	1.87%
Total investment securities	$1,686	$113	$142	$85	$12	$39	$2,077	$2,086
Average interest rate	0.13%	1.11%	1.22%	1.42%	1.19%	1.87%	0.34%
Debt
Fixed rate	$—	$—	$385	$—	$—	$2,550	$2,935	$3,137
Average interest rate			10.00%			7.14%	7.52%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the six months ended December 30, 2011 and fiscal years 2011 and 2010, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any changes in the fair value of the ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the six months ended December 30, 2011 or December 31, 2010, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of December 30, 2011 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$210	31.07	$(3)
Singapore dollar	126	1.24	(5)
Chinese Renminbi	35	6.34	—
Czech Koruna	11	19.07	—
Total	$382		$(8)

(1)                   Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of December 30, 2011, we had counterparty credit exposure of $1 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of December 30, 2011, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of December 30, 2011, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2011.  During the quarter ended December 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

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

The cost, quality and supply of components, certain equipment and raw materials used to manufacture disk drives and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important components for disk drives include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards, and suspension assemblies. We rely on sole suppliers or a limited number of suppliers for some of these components that we do not manufacture, including aluminum and glass substrates, read/write heads, ASICs, spindle motors, printed circuit boards, and suspension assemblies. Many of such component suppliers are geographically concentrated, in particular, in Thailand, which makes our supply chain more vulnerable to regional disruptions such as the recent flooding in Thailand, which has had a material impact on the production and availability of many components. If our vendors for these components are unable to meet our cost, quality, and supply requirements, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

Certain rare earth elements are critical in the manufacture of our products. We purchase components that contain rare earth elements from a number of countries, including the People’s Republic of China. We cannot predict whether any nation will impose regulations, quotas or embargoes upon the rare earth elements incorporated into our products that would restrict the worldwide supply of such metals or increase their cost. We have experienced increased costs and production delays when we were unable to obtain the necessary equipment or sufficient quantities of some components, and/or have been forced to pay higher prices or make volume purchase commitments or advance deposits for some components, equipment or raw materials that were in short supply in the industry in general. If any major supplier were to restrict the supply available to us or increase the cost of the rare earth elements used in our products, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

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

On April 7, 2011, our Board of Directors (“Board”) declared a dividend of $0.18 per share that was paid on June 1, 2011 to our shareholders of record as of May 2, 2011. On July 20, 2011, our Board declared a cash dividend of $0.18 per share, which was paid on August 26, 2011 to our shareholders of record as of August 5, 2011. On October 21, 2011, our Board declared a dividend of $0.18 per share that was paid on November 18, 2011 to shareholders of record as of November 3, 2011. On January 26, 2012, our Board declared a quarterly dividend of $0.25 per share payable on March 1, 2012 to shareholders of record on February 15, 2012.

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

If we do not realize the expected benefits of our acquisition of Samsung’s HDD business, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our strategic alignment with Samsung. If we cannot successfully integrate the business we acquired from Samsung into our operations, we may experience negative consequences to our business, financial condition or results of operations. The integration of Samsung’s HDD business into our operations will involve a number of risks, including, but not limited to:

• Diversion of senior management’s attention from the management of daily operations to the integration of the acquired assets into our business;

• The potential that we do not successfully integrate the employees that we hired from Samsung’s hard disk drive business into our business;

• The potential loss of key customers or suppliers of Samsung’s HDD business who do not choose to do business with us;

• The potential that key customers do not accept new products of the combined company;

• The potential that we do not successfully coordinate sales and marketing efforts to communicate the capabilities of the combined company;

• Potential revenue attrition in excess of anticipated levels;

• The potential that we do not qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

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

Even if we are able to successfully integrate the business that we acquired from Samsung into our business, we may not be able to realize the cost savings, synergies and growth that we anticipate from this transaction in the timeframe we currently expect, and the costs of achieving these benefits may be higher than we currently expect, because of a number of risks, including but not limited to:

• The possibility that the transaction may not further our business strategy as we expected;

• Our operating results or financial condition may be adversely impacted by liabilities that we assume in the transaction; and

• The risk of intellectual property disputes with respect to the acquired assets.

In addition, the Chinese Ministry of Commerce conditioned its approval of the Samsung acquisition on our compliance with several on-going requirements, including: adopting measures to keep the Samsung HDD brand as a separate competitor to the Seagate HDD brand, expanding the Samsung HDD production capacity within six months of the decision, and investing at least $800 million per year for three years in R&D in our combined Samsung and Seagate HDD businesses. Compliance with these obligations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in extending the time under which we would be compelled to operate under these conditions.

As a result of these risks, the transaction may not contribute to our earnings as we expected, we may not achieve expected cost synergies when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

On December 19, 2011, we issued 45.2 million ordinary shares with a fair value of $569 million to Samsung Electronics Co., Ltd (“Samsung”) as partial consideration for the acquisition of the Samsung hard disk drive business by us. The fair value of the ordinary shares issued was determined based on the closing market price of the Company’s ordinary shares on the acquisition date, less a 16.5% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for approximately a one year period.

This issuance was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) thereof and Regulation D promulgated thereunder for private sales by an issuer not involving a public offering.

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

The following table sets forth information, by repurchase program, with respect to repurchases of our shares made during the fiscal quarter ended September 30, 2011:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchase Under Publicly Announced Plans or Programs	Approximately Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through September 30, 2011	53.1	$16.74	53.1	889
October 1, 2011 through October 28, 2011	—	—	—	—
October 29, 2011 through November 25, 2011	—	—	—	—
November 26, 2011 through December 30, 2011	—	—	—	—
Cumulative repurchased through December 30, 2011	53.1	$16.74	53.1	889

November 2010 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchase Under Publicly Announced Plans or Programs	Approximately Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through September 30, 2011	45.3	$14.20	45.3	645
October 1, 2011 through October 28, 2011	—	—	—	—
October 29, 2011 through November 25, 2011	—	—	—	—
November 26, 2011 through December 30, 2011	3.9	16.41	3.9	63
Cumulative repurchased through December 30, 2011	49.2	$14.38	49.2	708

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

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

10.53

Asset Purchase Agreement by and among Samsung Electronics Co., ltd., Seagate Technology International and Seagate Technology plc dated April 19, 2011, was filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2011, and is incorporated herein by reference.

10.55

Shareholder Agreement by and among Seagate Technology plc and Samsung Electronics Co., ltd dated as of April 19, 2011, was filed as Exhibit 10.53 to the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2011, and is incorporated herein by reference.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	February 1, 2012	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 1, 2012	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)