Form 10-Q
period 2012-03-30
Seagate Technology plc
filed 2012-04-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of April 25, 2012, 425,234,957 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 30, 2012	July 1, 2011(a)
ASSETS
Current assets:
Cash and cash equivalents	$1,638	$2,677
Short-term investments	408	474
Restricted cash and investments	98	102
Accounts receivable, net	2,478	1,495
Inventories	841	872
Deferred income taxes	97	99
Other current assets	808	706
Total current assets	6,368	6,425
Property, equipment and leasehold improvements, net	2,179	2,245
Goodwill	464	31
Other intangible assets	541	1
Deferred income taxes	378	374
Other assets, net	134	149
Total Assets	$10,064	$9,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172	$2,063
Accrued employee compensation	262	199
Accrued warranty	221	189
Accrued expenses	499	452
Current portion of long-term debt	—	560
Total current liabilities	3,154	3,463
Long-term accrued warranty	154	159
Long-term accrued income taxes	80	67
Other non-current liabilities	140	121
Long-term debt, less current portion	2,862	2,952
Total Liabilities	6,390	6,762

Commitments and contingencies (See Notes 11 and 13)

Shareholders’ equity:
Ordinary shares and additional paid-in capital	4,804	3,980
Accumulated other comprehensive loss	(9)	(6)
Accumulated deficit	(1,121)	(1,511)
Total Shareholders’ Equity	3,674	2,463
Total Liabilities and Shareholders’ Equity	$10,064	$9,225

(a) The information in this column was derived from the Company’s audited Consolidated Balance Sheet as of July 1, 2011.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	$4,450	$2,695	$10,457	$8,112

Cost of revenue	2,809	2,179	7,257	6,517
Product development	270	224	737	646
Marketing and administrative	142	110	388	317
Amortization of intangibles	18	—	20	2
Restructuring and other, net	1	3	4	14
Total operating expenses	3,240	2,516	8,406	7,496

Income from operations	1,210	179	2,051	616

Interest income	2	2	5	6
Interest expense	(59)	(59)	(185)	(151)
Other, net	6	—	(2)	(21)
Other expense, net	(51)	(57)	(182)	(166)

Income before income taxes	1,159	122	1,869	450
Provision for income taxes	13	29	20	58
Net income	$1,146	$93	$1,849	$392

Net income per share:
Basic	$2.57	$0.21	$4.29	$0.85
Diluted	2.48	0.21	4.16	0.83
Number of shares used in per share calculations:
Basic	446	437	431	459
Diluted	463	453	445	475

Cash dividends declared per share	$0.25	$—	$0.61	$—

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 30, 2012	April 1, 2011
OPERATING ACTIVITIES
Net income	$1,849	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	567
Share-based compensation	38	38
Loss on redemption of debt	17	26
Gain on sale of property and equipment	(18)	(4)
Gain on sale of strategic investments	(12)	—
Deferred income taxes	(5)	35
Other non-cash operating activities, net	7	(1)

Changes in operating assets and liabilities:
Accounts receivable, net	(983)	7
Inventories	167	(77)
Accounts payable	191	181
Accrued employee compensation	63	(127)
Accrued expenses, income taxes and warranty	(28)	(10)
Other assets and liabilities	(66)	(80)
Net cash provided by operating activities	1,817	947

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(497)	(685)
Proceeds from the sale of property and equipment	11	2
Purchases of short-term investments	(382)	(208)
Sales of short-term investments	330	118
Maturities of short-term investments	118	59
Cash used in acquisition of Samsung HDD assets and liabilities	(561)	—
Change in restricted cash and investments	4	13
Other investing activities, net	12	(2)
Net cash used in investing activities	(965)	(703)

FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(670)	(377)
Net proceeds from issuance of long-term debt	—	736
Repurchases of ordinary shares	(1,172)	(710)
Proceeds from issuance of ordinary shares under employee stock plans	214	48
Dividends to shareholders	(266)	—
Other financing activities, net	3	(3)
Net cash used in financing activities	(1,891)	(306)

Decrease in cash and cash equivalents	(1,039)	(62)
Cash and cash equivalents at the beginning of the period	2,677	2,263
Cash and cash equivalents at the end of the period	$1,638	$2,201

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 30, 2012

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at July 1, 2011	425	$—	$3,980	$(6)	$(1,511)	$2,463
Comprehensive income, net of tax:
Change in unrealized loss on cash flow hedges, net	—	—	—	(3)	—	(3)
Change in unrealized loss on marketable securities, net	—	—	—	1	—	1
Change in unrealized loss on post-retirement plan costs	—	—	—	(1)	—	(1)
Net income	—	—	—	—	1,849	1,849
Comprehensive income						1,846
Issuance of ordinary shares under employee stock plans	19	—	214	—	—	214
Issuance of ordinary shares, in connection with the acquisition of Samsung HDD assets and liabilities	45	—	569	—	—	569
Tax benefit from exercise of stock options	—	—	3	—	—	3
Repurchases of ordinary shares	(56)	—	—	—	(1,196)	(1,196)
Dividends to shareholders	—	—	—	—	(263)	(263)
Share-based compensation	—	—	38	—	—	38
Balance at March 30, 2012	433	$—	$4,804	$(9)	$(1,121)	$3,674

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended July 1, 2011, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 17, 2011. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of July 1, 2011, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended March 30, 2012, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 29, 2012. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended March 30, 2012 and April 1, 2011 consisted of 13 weeks and 39 weeks, respectively.  Fiscal year 2012 will be comprised of 52 weeks and will end on June 29, 2012.

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

Impairment of Goodwill and Other Long-lived Assets — In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. The ASU allows companies the option to perform a qualitative assessment in determining whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the two-step goodwill impairment test. The Company has early adopted the ASU in the first quarter of fiscal year 2012. As required by the new ASU, the Company tests goodwill of its reporting units for impairment whenever events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210) — Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures on offsetting, including disclosing gross and net information about instruments and transactions eligible for offset and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU is effective for the Company’s first quarter of fiscal year 2014 and requires the enhanced disclosures for all comparative periods presented.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

As of March 30, 2012, the Company’s Restricted cash and investments consisted of $78 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations. As of July 1, 2011, the Company’s Restricted cash and investments consisted of $84 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 30, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,133	$—	$1,133
Commercial paper	363	—	363
Corporate bonds	207	—	207
U.S. treasuries and agency bonds	94	1	95
Auction rate securities	17	(2)	15
Other debt securities	109	—	109
	1,923	(1)	1,922
Trading securities	76	2	78
Total	$1,999	$1	$2,000

Included in Cash and cash equivalents			$1,479
Included in Short-term investments			408
Included in Restricted cash and investments			98
Included in Other assets, net			15
Total			$2,000

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through March 30, 2012.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities.  The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis.  Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of March 30, 2012, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of March 30, 2012.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at March 30, 2012, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,565	$1,565
Due in 1 to 5 years	341	342
Thereafter	17	15
Total	$1,923	$1,922

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,729	$—	$1,729
Money market funds	815	—	815
U.S. treasuries and agency bonds	190	—	190
Certificates of deposit	136	—	136
Corporate bonds	116	—	116
Auction rate securities	18	(2)	16
Other debt securities	96	—	96
	3,100	(2)	3,098
Trading securities	80	4	84
Total	$3,180	$2	$3,182

Included in Cash and cash equivalents			$2,590
Included in Short-term investments			474
Included in Restricted cash and investments			102
Included in Other assets, net			16
Total			$3,182

As of July 1, 2011, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2011.

Inventories

(Dollars in millions)	March 30, 2012	July 1, 2011
Raw materials and components	$366	$286
Work-in-process	273	201
Finished goods	202	385
	$841	$872

Other Current Assets

(Dollars in millions)	March 30, 2012	July 1, 2011
Vendor non-trade receivables	$647	$519
Other	161	187
	$808	$706

Other current assets include non-trade receivables from certain manufacturing vendors resulting from the sale of components to these vendors who manufacture completed sub-assemblies or finished goods for the Company. The Company does not reflect the sale of these components in revenue and does not recognize any profits on these sales. The costs of the completed sub-assemblies are included in inventory upon purchase from the vendors.

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	March 30, 2012	July 1, 2011
Property, equipment and leasehold improvements	$7,799	$7,383
Accumulated depreciation and amortization	(5,620)	(5,138)
	$2,179	$2,245

3.  Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of March 30, 2012, no borrowings have been drawn under the revolving credit facility, and $4 million had been utilized for letters of credit.

Long-Term Debt

$600 Million Aggregate Principal Amount of 6.375% Senior Notes due October 2011 (the “2011 Notes”).  The 2011 Notes matured on October 1, 2011, and the Company repaid the entire outstanding principal amount of $559 million, plus accrued and unpaid interest on October 3, 2011.

$430 Million Aggregate Principal Amount of 10.00% Senior Secured Second-Priority Notes due May 2014 (the “2014 Notes”). The interest on the 2014 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2014 Notes is Seagate Technology International, and the obligations under the 2014 Notes are unconditionally guaranteed by the Company and certain of its significant subsidiaries. In addition, the obligations under the 2014 Notes are secured by a second-priority lien on substantially all of the Company’s tangible and intangible assets. The indenture governing the 2014 Notes contains covenants that limit the Company’s ability, and the ability of certain of its subsidiaries, (subject to certain exceptions) to incur additional debt or issue certain preferred shares, create liens, enter into mergers, pay dividends, redeem or repurchase debt or shares, and enter into certain transactions with the Company’s shareholders or affiliates. During the first nine months of fiscal year 2012, the Company repurchased $96 million aggregate principal amount of its 2014 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the redemptions of approximately $12 million and $17 million for the three and nine months ended March 30, 2012, respectively, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

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

At March 30, 2012, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2012	$—
2013	—
2014	319
2015	—
2016	—
Thereafter	2,550
$2,869

4. Income Taxes

The Company recorded an income tax provision of $13 million and $20 million for the three and nine months ended March 30, 2012, respectively. The income tax provision recorded for the nine months ended March 30, 2012 included approximately $10 million of discrete tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and the release of income tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended March 30, 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain U.S. deferred tax assets, and (iii) the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company recorded an income tax provision of $29 million and $58 million for the three and nine months ended April 1, 2011, respectively. The income tax provision for the three and nine months ended April 1, 2011 included approximately $15 million and $4 million, respectively, of net discrete charges, primarily related to increases in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years partially offset by the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitations.  In addition, the nine month period ended April 1, 2011 included an $11 million discrete income tax benefit from the loss recognized in the three months ended October 1, 2010 on the redemption of debt which was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

The Company’s provision for income taxes recorded for the three and nine months ended April 1, 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdiction that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) income tax expense related to intercompany transactions, (iii) an increase in valuation allowance for U.S. deferred tax assets, and (iv) income tax reserves related to non-U.S. tax positions taken in prior fiscal years and the release of income tax reserves from settlements of income tax audits and the expiration of certain statutes of limitations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Inventories	$141
Equipment	76
Intangible assets	580
Other assets	28
Total identifiable assets acquired	825
Warranty liability	(72)
Other liabilities	(46)
Total liabilities assumed	(118)
Net identifiable assets acquired	707
Goodwill	433
Net assets acquired	$1,140

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period

Existing technology	$137	2.0 years
Customer relationships	399	5.8 years
Total amortizable intangible assets acquired	536	4.8 years
In-process research and development	44
Total acquired identifiable intangible assets	$580

During the three months ended March 31, 2012, the Company recorded adjustments to the preliminary fair value of certain assets acquired and liabilities assumed with the Samsung HDD business that resulted in a net decrease of $4 million to Goodwill. These adjustments included a $7 million increase in Other assets for spare parts and a $3 million increase to Equipment, offset by a $3 million increase in Warranty liability and a $3 million increase in Other liabilities related to certain assumed vendor obligations. These adjustments were based on information obtained in the current quarter about facts and circumstances that existed at the acquisition date.

The amount noted above for warranty is provisional, being an estimate calculated on the basis of projected product failure rates and timing of product returns during the warranty period. Seagate assumed product warranty obligations from Samsung on products sold prior to the acquisition. These products are warranted for up to three years from the original shipment date. The estimate of the warranty liability is subject to a significant degree of subjectivity since the Company has limited experience with Samsung products. If actual return rates differ materially from the Company’s estimate, or if there is an epidemic failure of drives for which Seagate assumed warranty obligations, the fair value of the warranty liability may need to be reestimated during the measurement period, which may be up to one year following the acquisition date.

The Company received a patent portfolio that may have value apart from being an enabling technology that is included within the fair value of Intangible assets — Existing technology.  However, the Company has not received all information regarding these patents that is necessary for the completion of a review to determine the extent of encumbrances and the scope of their application.  Therefore, provisionally, no separately identifiable value has been recognized for the patent portfolio.

As part of the acquisition, the Company assumed certain vendor-related and other obligations and contingent liabilities.  Due to the nature of these obligations and contingent liabilities, except for the adjustment noted above relating to certain assumed vendor liabilities, the Company has not received sufficient information needed to determine the fair value of these obligations.

The $433 million of goodwill recognized is attributable primarily to the benefits the Company expects to derive from enhanced scale and efficiency to better serve its markets and expanded customer presence in China and Southeast Asia.  Except for approximately $4 million of goodwill relating to assembled workforce in Korea, none of the goodwill is expected to be deductible for income tax purposes.

The Company incurred $2 million and $31 million of expenses related to the acquisition of Samsung for the three and nine months ended March 30, 2012, which are included within Marketing and administrative expense on the Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of the acquired assets of Samsung’s HDD business included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date during the three and nine months ended March 30, 2012, were as follows:

(Dollars in millions)	For the Three Months Ended	For the Nine Months Ended
Revenue	$448	$484
Net income	66	61

The unaudited pro forma financial results presented below for the three and nine months ended March 30, 2012 and April 1, 2011, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 3, 2010. The pro forma results combine the historical results of the Company for the three and nine months ended March 30, 2012 and April 1, 2011, respectively, and the historical results of the acquired assets and liabilities of Samsung’s HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenue	$4,450	$3,392	$11,631	$10,351
Net income	1,146	38	1,748	308

The pro forma results for the three and nine months ended March 30, 2012, include adjustments of $0 and $65 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010. The pro forma results for the three and nine months ended April 1, 2011, include adjustments of $29 and $85 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010.

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 30, 2012, are as follows:

(Dollars in millions)
Balance as of July 1, 2011	$31
Goodwill acquired (1)	433
Balance as of March 30, 2012	$464

(1) During the three months ended March 30, 2012, the Company recorded adjustments that resulted in a net decrease in goodwill acquired of $4 million. For further information on these adjustments, see “Note 5. Acquisitions.”

The carrying value of other intangible assets subject to amortization as of March 30, 2012, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life

Existing technology	$137	$(19)	$118	1.7 years
Customer relationships	399	(20)	379	5.5 years
Total amortizable other intangible assets	$536	$(39)	$497	4.6 years

The carrying value of other intangible assets subject to amortization as of July 1, 2011 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$3	$(2)	$1	0.5 year

The carrying value of In-process research and development was $44 million and $0 as of March 30, 2012 and July 1, 2011, respectively.

For the three and nine months ended March 30, 2012, amortization expense of other intangible assets was $35 million and $40 million, respectively. For the three and nine months ended April 1, 2011, amortization expense of other intangible assets was $1 million and $6 million, respectively. As of March 30, 2012, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)

Remainder of 2012	$35
2013	139
2014	102
2015	70
2016	64
Thereafter	87
$497

7.  Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.  As of March 30, 2012 and July 1, 2011, the Company had a net unrealized loss of $1 million and a net unrealized gain of $2 million, respectively, on cash flow hedges.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 30, 2012 and April 1, 2011. As of March 30, 2012, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss and expected to be recognized into earnings over the next 12 months is a net loss of $1 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 30, 2012 and July 1, 2011:

	As of March 30, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$123
Singapore dollars	50	10
Chinese renminbi	14	—
Czech koruna	—	15
	$64	$148

	As of July 1, 2011
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$98	$235
Singapore dollars	212	9
Chinese renminbi	78	—
Czech koruna	—	11
	$388	$255

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of March 30, 2012:

Fair Values of Derivative Instruments as of March 30, 2012

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(2)
Total derivatives		$—		$(3)

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

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (“OCI”) and the Condensed Consolidated Statement of Operations for the three and nine months ended March 30, 2012:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For the Three Months	For the Nine Months	into Income (Effective Portion)	For the Three Months	For the Nine Months	Amount Excluded from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$4	$(7)	Cost of revenue	$—	$(4)	Cost of revenue	$1	$—

Amount of
	Location of	Gain or (Loss)
	Gain or (Loss)	Recognized in Income
	Recognized in	on Derivative
	Income on	For the Three	For the Nine
Derivatives Not Designated as Hedging Instruments	Derivative	Months	Months
Foreign currency forward exchange contracts	Other, net	$3	$(1)

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship for the three and nine months ended March 30, 2012. The amounts excluded from the assessment of hedge effectiveness, for the three and nine months ended March 30, 2012, were a gain of $1 million and $0, respectively.

The following tables show the effect of the Company’s derivative instruments on Other comprehensive income (“OCI”) and the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2011:

(Dollars in millions)

				Amount of			Amount of
	Amount of			Gain or (Loss)		Location of	Gain or (Loss)
	Gain or (Loss)		Location of	Reclassified from		Gain or (Loss)	Recognized in Income
	Recognized in OCI		Gain or (Loss)	Accumulated OCI		Recognized in Income	(Ineffective Portion and
	on Derivative		Reclassified from	into Income		on Derivative	Amount Excluded from
	(Effective Portion)		Accumulated OCI	(Effective Portion)		(Ineffective Portion and	Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For the Three Months	For the Nine Months	into Income (Effective Portion)	For the Three Months	For the Nine Months	Amount Excluded from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(2)	$35	Cost of revenue	$10	$32	Cost of revenue	$(2)	$(1)

		Amount of
	Location of	Gain or (Loss)
	Gain or (Loss)	Recognized in Income
	Recognized in	on Derivative
	Income on	For the Three	For the Nine
Derivatives Not Designated as Hedging Instruments	Derivative	Months	Months
Foreign currency forward exchange contracts	Other, net	$(1)	$19
Total return swap	Operating expenses	1	14
		$—	$33

(a) The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship for both the three and nine months ended April 1, 2011. The amounts excluded from the assessment of hedge effectiveness, for the three and nine months ended April 1, 2011, were losses of $2 million and $1 million, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 30, 2012:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Commercial paper	$—	$363	$—	$363
Money market funds	1,115	—	—	1,115
U.S. treasuries and agency bonds	—	95	—	95
Corporate bonds	—	207	—	207
Other debt securities	—	107	—	107
Total cash equivalents and short-term investments	1,115	772	—	1,887

Restricted cash and investments:
Mutual funds	71	—	—	71
Other debt securities	25	2	—	27
Auction rate securities	—	—	15	15
Total assets	$1,211	$774	$15	$2,000

Liabilities:
Derivative liabilities	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,115	$364	$—	$1,479
Short-term investments	—	408	—	408
Restricted cash and investments	96	2	—	98
Other assets, net	—	—	15	15
Total assets	$1,211	$774	$15	$2,000

Liabilities:
Accrued expenses	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 30, 2012, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts.  The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through March 30, 2012. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended March 30, 2012:

(Dollars in millions)	Auction Rate Securities
Balance at July 1, 2011	$16
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	(1)
Balance at March 30, 2012	$15

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

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at March 30, 2012 and July 1, 2011 totaled $21 million and $27 million, respectively. The Company sold certain strategic investments during the nine months ended March 30, 2012, and recorded a gain of $12 million in Other, net in the Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2012.

There were no impairment charges recognized for the three months ended March 30, 2012. During the first quarter of fiscal year 2012, the Company determined that an equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $7 million, in order to write down the carrying amount of the investment to its estimated fair value. The amount was recorded in Other, net in the Condensed Consolidated Statements of Operations. There were no impairment charges recognized for the three and nine months ended April 1, 2011. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach, which was then used to estimate the Company’s applicable portion of the fair value of its underlying intellectual property assets at the end of the third quarter of fiscal 2012.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived using the average of bid and ask prices from brokers on the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs.  Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt and capital lease in order of maturity:

	March 30, 2012		July 1, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Capital Lease	$—	$—	$1	$1
6.375% Senior Notes due October 2011	—	—	559	561
10.0% Senior Secured Second-Priority Notes due May 2014	313	363	403	481
6.8% Senior Notes due October 2016	599	660	599	647
7.75% Senior Notes due December 2018	750	825	750	780
6.875% Senior Notes due May 2020	600	639	600	591
7.00% Senior Notes due November 2021	600	651	600	598
	2,862	3,138	3,512	3,659
Less short-term borrowings and current portion of long-term debt	—	—	(560)	(562)
Long-term debt, less current portion	$2,862	$3,138	$2,952	$3,097

9.  Shareholders’ Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 433,259,918 shares were outstanding as of March 30, 2012, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 30, 2012.

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

Issuance of Ordinary Shares

During the nine months ended March 30, 2012, the Company issued approximately 19 million of its ordinary shares from the exercise of stock options, release of restricted units and performance shares, and approximately 45 million of its ordinary shares in connection with the Samsung HDD acquisition.

Repurchases of Equity Securities

On January 27, 2010, the Board of Directors authorized an Anti-Dilution Share Repurchase Program (the “January 2010 Anti-Dilution Share Repurchase Program”). The January 2010 Anti-Dilution Share Repurchase Program authorized the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans, used in the determination of diluted net income per share. The Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, effective April 26, 2012.

On November 29, 2010, the Board of Directors authorized the Company to repurchase an additional $2 billion of its outstanding ordinary shares (“the November 2010 Share Repurchase Program”).

On January 25, 2012, the Board of Directors authorized the Company to repurchase an additional $1 billion of its outstanding ordinary shares (“the January 2012 Share Repurchase Program”).

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following tables set forth information with respect to repurchase of the Company’s shares made during the current fiscal year for each of the Company’s repurchase programs:

January 2010 Anti-Dilution Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2011	53	$889
Cumulative repurchased through March 30, 2012	53	$889

November 2010 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2011	36	$517
Repurchased in fiscal year 2012	56	1,196
Cumulative repurchased through March 30, 2012	92	$1,713

January 2012 Share Repurchase Program

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased in fiscal year 2012	—	$—
Cumulative repurchased through March 30, 2012	—	$—

10.  Compensation

The Company recorded approximately $12 million and $38 million of stock-based compensation during the three and nine months ended March 30, 2012, respectively. The Company recorded approximately $12 million and $38 million of stock-based compensation during the three and nine months ended April 1, 2011, respectively.

Seagate Technology plc 2004 Share Compensation Plan (the “SCP”). On November 4, 2011, the Company filed Post-Effective Amendment No. 1 to deregister 11,041,148 ordinary shares that remained available for grant as of October 27, 2011, under the SCP and no shares have been granted from the SCP subsequent to that date.

Seagate Technology plc 2012 Equity Incentive Plan (the “EIP”). On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27,000,000 ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the SCP as of the effective date of the EIP (which was equal to 11,041,148 ordinary shares as of the effective date of the EIP and which will increase by any shares in respect of awards previously granted under the SCP that expire, are cancelled or are forfeited) (together, the “Share Reserve”). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share units (collectively, “Full-Value Share Awards”) will generally be counted against the Share Reserve as two and one-tenth shares for every one share granted.  As of March 30, 2012, there were approximately 36.9 million ordinary shares available for issuance under the EIP.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. In addition, estimated settlements for customer compensatory claims relating to product quality issues, if any, are accrued as warranty expense. Changes in the Company’s product warranty liability during the three and nine months ended March 30, 2012 and April 1, 2011, were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Balance, beginning of period	$401	$367	$348	$372
Warranties issued	41	54	126	151
Repairs and replacements	(87)	(53)	(212)	(152)
Changes in liability for pre-existing warranties, including expirations	17	(7)	41	(10)
Warranty liability assumed from Samsung HDD business	3	—	72	—
Balance, end of period	$375	$361	$375	$361

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

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions, except per share data)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Numerator:
Net income	$1,146	$93	$1,849	$392

Number of shares used in per share calculations:
Total shares for purpose of calculating basic net income per share	446	437	431	459

Weighted-average effect of dilutive securities:
Employee equity award plans	17	16	14	16
Dilutive potential shares:	17	16	14	16
Total shares for purpose of calculating diluted net income per share	463	453	445	475

Net income per share:
Basic net income per share	$2.57	$0.21	$4.29	$0.85
Diluted net income per share	$2.48	$0.21	$4.16	$0.83

The following potential shares were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Employee equity award plans	—	15	9	18

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

On August 16, 2011, the court granted in part and denied in part the Company’s motion for summary judgment.  The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue.  The court also denied Convolve’s request for enhanced damages as moot and dismissed Convolve’s request for injunctive relief.  Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit.  Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011.  A hearing before the Court of Appeals has not yet been scheduled.  In view of the court’s August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Siemens, AG v. Seagate Technology (Ireland)—On December 2, 2008, Siemens served Seagate Technology (Ireland), an indirect wholly-owned subsidiary of Seagate Technology, with a writ of summons alleging infringement of European Patent (UK) No. 0 674 769 (the EU ‘769 patent), which is the European counterpart to U.S. Patent No. 5,686,838 upon which Siemens had sued Seagate Technology in the U.S. The suit was filed in the High Court of Justice in Northern Ireland, Chancery Division. Siemens alleges that giant magnetoresistive (“GMR”), tunnel magnetoresistive (“TMR”), and tunnel giant magnetoresistive (“TGMR”) products designed and manufactured by Seagate Technology (Ireland) infringe the EU ‘769 patent. On January 30, 2012, the parties entered into a confidential settlement to resolve this matter.

Alexander Shukh v. Seagate Technology—On February 12, 2010, former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against the Company in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. Trial is scheduled to begin April 1, 2013. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, “Thin Film Heads Having Solenoid Coils,” and U.S. Patent No. 6,195,232, “Low-Noise Toroidal Thin Film Head With Solenoidal Coil.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys’ fees and costs. On March 2, 2012, the district court granted Seagate’s motion for summary judgment of non-infringement and entered judgment in favor of Seagate.  On March 7, 2012, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit. A hearing before the Court of Appeals has not yet been scheduled.  In view of the court’s March 2, 2012 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Rembrandt in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of loss related to this matter.

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same —On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other respondents, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. The Administrative Law Judge’s initial determination (ID) was issued on March 2, 2012, finding no violation of Section 337 by Seagate or the other respondents. On March 19, 2012, Rambus filed a petition for review of the ID.  In light of the March 2, 2012 ID and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

14.  Subsequent Events

On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares. All repurchases are effected as redemptions in accordance with the Company’s Articles of Association. In addition, the Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, effective April 26, 2012.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended March 30, 2012, December 30, 2011 and April 1, 2011, referred to herein as the “March 2012 quarter”, the “December 2011 quarter” and the “March 2011 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2012, December 2011, and March 2011 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending March 30, 2012 (the “March 2012 quarter”) and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the uncertainty in global economic conditions continues to pose a risk to our operating and financial performance as consumers and businesses may defer purchases in response to tighter credit and negative financial news. Such risks and uncertainties also include, but are not limited to, the impact of the variable demand and the pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; the risk that we will incur significant incremental costs in connection with the implementation of our recently executed transactions with Samsung or that we will not achieve the benefits expected from such transactions (see Transaction with Samsung below); and significant disruption to the industry supply chain due to the severe flooding throughout parts of Thailand (see Severe Flooding in Thailand below) and the industry’s ability to recover from such disruption, which may pose a risk to the Company’s operating and financial condition. We also encourage you to read our Annual Report on Form 10-K for the year ended July 1, 2011 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2011 and December 30, 2011, which contain information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the March 2012 quarter. The March 2012 quarter summary and trends.

•                  Results of Operations. An analysis of our financial results comparing the March 2012 quarter to the December 2011 quarter and the March 2011 quarter.

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

Overview of the March 2012 Quarter

Our operating performance during the March 2012 quarter continues to be impacted by the disruptions to our industry’s supply chain due to the severe flooding in Thailand in October 2011.  Given the continued constrained supply of HDDs, the sales pricing environment was favorable and resulted in an overall increase in our average selling price (“ASP”) to $73 in the March 2012 quarter, up from $67 in the December 2011 quarter. We shipped 60.7 million units during the quarter, which included a full quarter of Samsung labeled HDD products, generating $4.4 billion in revenue and $938 million in operating cash flow.  Additionally, we spent about $1 billion to repurchase approximately 43 million of our ordinary shares during the quarter.

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

Even though the HDD supply chain was significantly impacted by the severe flooding, our component and drive assembly factories in Thailand were not directly affected by the flood, and continue to be fully operational. However, seven of our ten largest component suppliers had some of their factories inundated, which led to shortages of some critical components.  Despite the severity of the flooding in October 2011, the industry’s ability to manufacture and ship drives has continued to recover through the end of the current quarter.  As such, in the March 2012 quarter, we shipped 60.7 million units, and we believe total shipments in the industry were between 140 and 145 million units, which were less than unconstrained demand but represent an increase from 120 million units shipped in the previous quarter. Despite the continued recovery from the structural damage to the supply chain, the industry exited the March 2012 quarter with unmet exabyte demand.

Industry Supply Balance

From time to time the disk drive industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.  During the March 2012 quarter we believe demand exceeded supply due to the continued impact from the 2011 flooding in Thailand, resulting in benign price erosion across our product lines.

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

Upon the closing of the transactions contemplated by the APA, the Shareholder Agreement entered into with Samsung, as previously described in our Current Report on Form 8-K filed on April 19, 2011, and filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 filed on August 17, 2011, became effective. Among other things, the Shareholder Agreement provides that Samsung shall have the right to designate one representative to our Board of Directors so long as Samsung and its affiliates continue to hold at least 7% of our outstanding ordinary shares.

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

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	$4,450	$3,195	$2,695	$10,457	$8,112
Cost of revenue	2,809	2,185	2,179	7,257	6,517
Gross margin	1,641	1,010	516	3,200	1,595
Product development	270	259	224	737	646
Marketing and administrative	142	141	110	388	317
Amortization of intangibles	18	2	—	20	2
Restructuring and other, net	1	3	3	4	14
Income from operations	1,210	605	179	2,051	616
Other income (expense), net	(51)	(47)	(57)	(182)	(166)
Income before income taxes	1,159	558	122	1,869	450
Provision for (benefit from) income taxes	13	(5)	29	20	58
Net income	$1,146	$563	$93	$1,849	$392

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011

Revenue	100%	100%	100%	100%	100%
Cost of revenue	63	68	81	69	80
Gross margin	37	32	19	31	20
Product development	6	8	8	7	8
Marketing and administrative	3	4	4	4	4
Amortization of intangibles	—	—	—	—	—
Restructuring and other, net	—	—	—	—	—
Income from operations	27	19	7	20	8
Other income (expense), net	(1)	(1)	(2)	(2)	(2)
Income before income taxes	26	18	5	18	6
Provision for (benefit from) income taxes	—	—	1	—	1
Net income	26%	18%	4%	18%	5%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages and ASPs)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011
Net Revenue	$4,450	$3,195	$2,695	$10,457	$8,112
Unit Shipments:
Enterprise	7.4	6.4	7.4	20.7	21.4
Client Compute	43.8	32.7	32.0	109.8	96.8
Client Non-Compute	9.5	7.8	9.3	27.8	28.6
Total Units Shipped	60.7	46.9	48.7	158.3	146.8
Industry Units Shipped	145.3	120.3	159.8	441.4	491.2
ASPs (per unit)	73	67	55	65	55

Revenues by Channel (%)
OEMs	73%	72%	67%	71%	69%
Distributors	21%	20%	23%	22%	22%
Retailers	6%	8%	10%	7%	9%
Revenues by Geography (%)
Americas	26%	26%	29%	26%	29%
EMEA	19%	19%	21%	20%	21%
Asia Pacific	55%	55%	50%	54%	50%

We generated revenue of $4.4 billion in the March 2012 quarter, shipping 60.7 million units with an ASP of $73 per unit.  Revenue increased over the December 2011 quarter and the March 2011 quarter due to higher volumes, which included a full quarter of Samsung labeled HDD products, and benign price erosion.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the March 2012 quarter, sales programs were approximately 3.9% of gross revenue, lower than our historical range of 6%-12%. To the extent that there remains unmet demand, we would expect to continue to see lower sales programs as compared to our historical range.  Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2010 and 2011, and were not material in the March 2012 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011
Cost of revenue	$2,809	$2,185	$2,179	$7,257	$6,517
Gross margin	1,641	1,010	516	3,200	1,595
Gross margin percentage	37%	32%	19%	31%	20%

Gross margins as a percentage of revenue increased from the December 2011 quarter and the March 2011 quarter due to the full quarter impact of improved pricing.

In the March 2012 quarter, total warranty cost was 1.3% of revenue and net unfavorable changes in estimates of prior warranty accruals as a percentage of revenue approximated 0.4% of revenue.  Warranty cost related to new shipments was 0.9% of revenue compared to 1.3% in the December 2011 quarter. In January 2012, we shortened the standard warranty term for a number of our products. The improvement in our warranty cost related to new shipments in the current quarter was primarily due to this change in business terms and is anticipated to reduce our warranty costs going forward.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011
Product development	$270	$259	$224	$737	$646
Marketing and administrative	142	141	110	388	317
Amortization of intangibles	18	2	—	20	2
Restructuring and other, net	1	3	3	4	14
Operating expenses	$431	$405	$337	$1,149	$979

Product development expense.  Product development expense for the March 2012 quarter increased by approximately 4% over the December 2011 quarter, primarily due to the accrual of the 2012 Voluntary Early Retirement Program (“2012 VERP”) that was offered to certain employees in the March 2012 quarter and a full quarter of expenses for the acquired Samsung HDD business, partially offset by a decrease in variable compensation related to a cumulative increase recorded in the December 2011 quarter due to improved forecasted operating performance for fiscal 2012.  Product development expense for the March 2012 quarter increased 21% from the same period in fiscal year 2011 primarily due to a full quarter of expenses for the acquired Samsung HDD business, an increase in variable compensation and the accrual of the 2012 VERP.

Product development expense for the nine months ended March 30, 2012 increased by approximately 14% over the nine months ended April 1, 2011, primarily due to an increase in variable compensation, to start-up expenses for the acquired Samsung HDD business and the accrual of the 2012 VERP.

Marketing and administrative expense. Marketing and administrative expense for the March 2012 quarter remained flat over the December 2011 quarter, reflecting the accrual of the 2012 VERP and other payroll related increases, offset by a decrease in professional services due to the completion of the Samsung acquisition.  Marketing and administrative expense for the March 2012 quarter increased by about 29% over the same period in fiscal year 2011, primarily due to an increase in variable compensation and the accrual of the 2012 VERP.

Marketing and administrative expense for the nine months ended March 30, 2012 increased by approximately 22% over the nine months ended April 1, 2011, reflecting increases in variable compensation and the accrual of the 2012 VERP. .

Amortization of intangibles. Amortization expense of intangible assets increased as a result of the acquisition of Samsung’s HDD business and a full quarter of amortization expense recognized in the March 2012 quarter.

Restructuring and other, net.  Restructuring and other, net for the three and nine months ended March 30, 2012, and April 1, 2011, were primarily related to previously announced restructuring plans.

Other income (expense), net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011
Other expense, net	$(51)	$(47)	$(57)	$(182)	$(166)

Other expense, net for the March 2012 quarter increased slightly from the December 2011 quarter primarily due to a higher loss on debt redemption and a foreign exchange remeasurement loss, partially offset by a gain on the sale of certain equity investments.

Other expense, net for the March 2012 quarter decreased from the April 2011 quarter primarily due to a gain on the sale of certain equity investments, partially offset by a higher loss on debt redemption.

Other expense, net for the first nine months of fiscal year 2012 increased from the same period in fiscal year 2011 primarily due to increased interest expense resulting from a higher average debt balance, partially offset by foreign exchange hedges and remeasurement and a gain on the sale of certain equity investments.

Income taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 30, 2012	December 30, 2011	April 1, 2011	March 30, 2012	April 1, 2011
Provision for (benefit from) income taxes	$13	$(5)	$29	$20	$58

Our income tax provision recorded for the first nine months ended March 30, 2012 included approximately $10 million of discrete tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and the release of income tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the three and nine months ended March 30, 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain U.S. deferred tax assets, and (iii)  the release of tax reserves associated with the expiration of certain statutes of limitation. The acquisition of Samsung’s HDD business is not expected to have a significant impact on our effective tax rate in fiscal year 2012.

Our income tax provision for the three and nine months ended April 1, 2011 included approximately $15 million and $4 million, respectively, of net discrete charges, primarily related to increases in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years partially offset by the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitations. In addition, the nine month period ended April 1, 2011 included an $11 million discrete income tax benefit from the loss recognized in the three months ended October 1, 2010 on the redemption of debt which was offset by a corresponding increase in the valuation allowance for U.S. deferred tax assets.

Our income tax provision for the three and nine months ended April 1, 2011 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) income tax expense related to intercompany transactions, (iii) an increase in valuation allowance for U.S. deferred tax assets, and (iv) income tax reserves related to non-U.S. tax positions taken in prior fiscal years and the release of income tax reserves from settlements of income tax audits and the expiration of certain statutes of limitations.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 30, 2012.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	March 30, 2012	July 1, 2011	Change
Cash and cash equivalents	$1,638	$2,677	$(1,039)
Short-term investments	408	474	(66)
Restricted cash and investments	98	102	(4)
Total	$2,144	$3,253	$(1,109)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from July 1, 2011 due to the repurchase of our ordinary shares, repayments of long term debt, payments made to acquire the Samsung HDD business, capital expenditures, and dividends paid to our shareholders, which were offset by cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 30, 2012 of $1.8 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  an increase of $1 billion in accounts receivable, net, due to an increase in revenues and a higher proportion of sales occurring at the end of the quarter;

•                  an increase of $191 million in accounts payable due to an overall increase in volumes, partially offset by a change in supplier payment terms;

•                  a decrease of $167 million in inventories due to a depletion of our finished goods inventory levels, offset by strategic purchases to secure key components; and

•                  an increase of $128 million in vendor non-trade receivables due to an increase in volumes.

Cash Used in Investing Activities

During the nine months ended March 30, 2012, we used $965 million for net cash investing activities, which was primarily attributable to net payments for the acquisition of Samsung’s HDD business of $561 million and payments for property, equipment and leasehold improvements of $497 million.

Cash Used in Financing Activities

Net cash used in financing activities of $1.9 billion for the nine months ended March 30, 2012 was primarily attributable to approximately $1.2 billion paid to repurchase 56 million of our ordinary shares, $670 million in long term debt repayments and $266 million in dividends paid to our shareholders.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 30, 2012, consisted of: (1) approximately $2.0 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $98 million in restricted cash and investments, of which $78 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 30, 2012, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For the fiscal year 2012, we expect capital expenditures to be below our expected target range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On April 16, 2012, our Board of Directors (the “Board”) declared a cash dividend of $0.25 per share, payable on May 17, 2012 to shareholders of record as of the close of business on May 2, 2012. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

From time to time we may repurchase any of our outstanding ordinary shares in the open market or through broker assisted purchases.  In addition to existing share repurchase plans already in place, on January 26, 2012, the Board authorized an additional $1 billion for the repurchase of our outstanding ordinary shares.  Also, on April 26, 2012, the Board authorized an additional $2.5 billion for the repurchase of our outstanding ordinary shares.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The Board of Directors authorized the company to terminate the January 2010 Anti-Dilution Share Repurchase Program, effective April 26, 2012.

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

Since our fiscal year ended July 1, 2011, there have been no material changes in our critical accounting policies and estimates other than the policy for testing impairment of goodwill discussed in the footnotes above.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, as filed with the SEC on August 17, 2011, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At March 30, 2012, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 30, 2012.

Fiscal Years Ended

(Dollars in millions, except percentages)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at March 30, 2012
Assets
Cash equivalents:
Fixed rate	$1,479	$—	$—	$—	$—	$—	$1,479	$1,479
Average interest rate	0.14%						0.14%
Short-term investments:
Fixed rate	$7	$96	$127	$135	$17	$17	$399	$408
Average interest rate	0.70%	1.34%	0.87%	1.18%	1.16%	1.25%	0.95%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						1.92%	1.92%
Total investment securities	$1,486	$96	$127	$135	$17	$34	$1,895	$1,902
Average interest rate	0.14%	1.34%	0.87%	1.18%	1.16%	1.92%	0.36%
Debt
Fixed rate	$—	$—	$319	$—	$—	$2,550	$2,869	$3,138
Average interest rate			10.00%			7.14%	7.46%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the nine months ended March 30, 2012, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any changes in the fair value of the ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the nine months ended March 30, 2012 or April 1, 2011, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of March 30, 2012 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$123	30.49	$(1)
Singapore dollar	60	1.23	(2)
Chinese renminbi	14	6.33	—
Czech koruna	15	19.14	—
Total	$212		$(3)

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of March 30, 2012, we did not have credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of March 30, 2012, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of March 30, 2012, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2012.  During the quarter ended March 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 1, 2011 and disclosed in our quarterly reports on Form 10-Q for the quarters ended September 30, 2011 and December 30, 2011 (together our “Risk Factors”.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

Cyber Attacks, System Failures and Breaches—We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third-parties.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We may also be subject to breaches of the information technology systems we use for these purposes information technology system failures and network disruptions. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers, or other third-parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

We are subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of user data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

This issuance was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) thereof and Regulation D promulgated thereunder for private sales by an issuer not involving a public offering.

Repurchase of Equity Securities

On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010.  The repurchase program authorizes us to repurchase our shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share.  The Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, effective April 26, 2012.

On November 29, 2010, our Board of Directors authorized the repurchase of up to an additional $2 billion of our outstanding ordinary shares.

On January 26, 2012, our Board of Directors authorized the repurchase of up to an additional $1 billion of our outstanding ordinary shares.

On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information, by repurchase program, with respect to repurchase of our shares made during the fiscal quarter ended March 30, 2012:

January 2010 Anti-Dilution Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through December 30, 2011	53.1	$16.74	53.1	889
December 31, 2011 through January 27, 2012	—	—	—	—
January 28, 2012 through February 24, 2012	—	—	—	—
February 25, 2012 through March 30, 2012	—	—	—	—
Cumulative repurchased through March 30, 2012	53.1	$16.74	53.1	889

November 2010 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through December 30, 2011	49.2	$14.38	49.2	$708
December 31, 2011 through January 27, 2012	18.6	19.39	18.6	360
January 28, 2012 through February 24, 2012	14.8	25.60	14.8	379
February 25, 2012 through March 30, 2012	9.7	27.35	9.7	266
Cumulative repurchased through March 30, 2012	92.3	$23.32	92.3	$1,713

January 2012 Share Repurchase Program

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Repurchased Under the Plans or Programs

Cumulative repurchased through December 30, 2011	—	$—	—	$—
December 31, 2011 through January 27, 2012	—	—	—	—
January 28, 2012 through February 24, 2012	—	—	—	—
February 25, 2012 through March 30, 2012	—	—	—	—
Cumulative repurchased through March 30, 2012	—	$—	—	$—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

The 2012 Annual General Meeting of Shareholders of the Company will be held in Dublin, Ireland on Wednesday, October 24, 2012, at 9:30 a.m. local time.  For shareholder proposals to be considered for inclusion in the Company’s proxy statement for the 2012 Annual General Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, they must be received by the Company at 38/39 Fitzwilliam Square, Dublin 2, Ireland, Attention: Corporate Secretary, no later than May 29, 2012. Outside the processes of Rule 14a-8, a shareholder of record who intends to nominate a candidate to become a member of our Board must comply with the procedures for nominating directors set forth in our Articles of Association by submitting the nomination no earlier than April 29, 2012 and no later than May 29, 2012.  For other shareholder proposals outside the processes of Rule 14a-8, subject to applicable rules, the Company requires notice to be received by no later than August 12, 2012, in order to consider whether to put such proposal to the meeting.

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

10.56	2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors).

31.1+	Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 30, 2012	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2012	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)