Form 10-K
period 2012-06-29
Seagate Technology plc
filed 2012-08-09
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2012
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7.5 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of July 30, 2012 was 397,268,225.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual General Meeting of Shareholders, to be held on October 24, 2012, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 29, 2012.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements and assumptions included in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 28, 2013 and beyond contained in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to us as of the date of this report and are based on management's current views and assumptions. These forward-looking statements are also conditioned upon and also involve known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those in such statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

  •
  uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news;

  •
  the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions;

  •
  our dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures;

  •
  the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products;

  •
  our ability to achieve projected cost savings in connection with restructuring plans;

  •
  the risk that we will incur significant incremental costs in connection with the implementation of our recently executed transactions with Samsung Electronics Co. Ltd. or that we will not achieve the benefits expected from such transactions (see Item 1A Risk Factors for risks related to our Strategic Alignment with Samsung below); and

  •
  significant disruption to the industry supply chain due to the severe flooding throughout parts of Thailand and the industry's ability to recover from such disruption (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of severe flooding in Thailand below).

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

PART I

ITEM 1.    BUSINESS

        We are a leading provider of electronic data storage products. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality, cost effectiveness and energy efficiencies.

        We produce a broad range of electronic data storage products addressing enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), gaming consoles, personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

Industry Overview

  Electronic Data Storage Industry

        The electronic data storage industry is comprised of companies that manufacture components or subcomponents designed for electronic data storage devices and companies that provide storage solutions through a variety of technologies such as disk drives and semiconductor-based storage technologies such as flash memory.

  Demand for Electronic Data Storage

        Technological advances in storage technology and a proliferation of content rich devices such as media tablets, DVRs, gaming consoles, digital music players and digital cameras, are driving the broad, global proliferation and growth of digital content through the:

  •
  creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies, and music by consumers and electronic data by enterprises;

  •
  aggregation and distribution of digital content through services and other offerings such as YouTube, Facebook, Netflix, Pandora, iTunes, Hulu and LinkedIn;

  •
  network and video infrastructure, including broadband, internet protocol television (IPTV), cable and satellite that has enabled the access, hosting and distribution of such digital content;

  •
  enjoyment and consumption of digital content through DVRs, handheld devices, tablets, smart phones and gaming consoles, as well as in automobiles; and

  •
  protection of digital content through storage on backup devices and storage services.

        As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, utilize and backup such content. This in turn has resulted in the rapid growth in demand for electronic data storage applications and solutions which we believe will continue to grow with the increased demand for electronic data storage in developed countries as well as in emerging economies.

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

  •
  increasing legal and regulatory requirements, which necessitate larger archives; and

  •
  changes in the nature and amount of data being stored, such as the growing use of digital records in the health care industry.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, backup and use such content, which we believe will continue to result in increased demand for disk drive products. In addition, we believe the continued increased demand for electronic data storage, in developed countries as well as in emerging economies, reflects the demand for real-time access to rich data and content driven by the impact of a highly mobile and increasingly connected user base. We believe these trends will continue as computing architectures evolve to serve the growing commercial and consumer user base throughout the world.

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media rich content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

  Industry Supply Balance

        From time to time the industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

        In early October 2011, floodwaters north of Bangkok, Thailand inundated many manufacturing industrial parks that contained a number of the factories supporting the HDD industry's supply chain. The HDD industry had concentrated a large portion of its supply chain participants within these industrial parks in an effort to reduce cost and improve logistics. As a result, the inundation of floodwaters into these industrial parks had caused the closure or suspension of production by a number of participants within the HDD supply chain.

        During the supply chain disruption in fiscal year 2012, we believe demand exceeded supply due to the impact from the flooding in Thailand, resulting in an increase in the average selling price ("ASP"). The industry's ability to manufacture and ship drives has continued to recover through the end of the fiscal year and we believe total shipments in the industry were approximately 600 million units, compared to 657 million units during fiscal year 2011. As of June 29, 2012, we believe that the HDD industry's component supply chain has substantially recovered.

  Markets

        The principal markets served by the disk drive industry are:

        Enterprise Storage.    We define enterprise storage as those solutions which are designed for mission critical and nearline applications.

        Mission critical applications are defined as those that are vital to the operation of enterprises, requiring high performance and high reliability solutions. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises moving network traffic to dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this transition will lead to an increased demand for more energy efficient, smaller form factor solutions. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Solid state drive ("SSD") storage applications have been introduced as a potential alternative to redundant system startup or boot disk drives. In addition, enterprises are gradually adopting SSDs in applications where rapid processing and/or energy efficiency is required. The timing of significant adoption of SSDs is dependent on enterprises weighing the cost effectiveness and other benefits of mission critical enterprise disk drives against the perceived performance benefits of SSDs.

        Nearline applications are defined as those which require high capacity and energy efficient solutions featuring low costs per gigabyte. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive demand for solutions designed with these attributes. With the increased consumption of media rich content streamed from the cloud, we expect increased petabyte demand for high capacity nearline devices.

        Client Compute.    We define client compute applications as solutions designed for desktop and mobile compute applications. We believe that the increase in demand resulting from growing economies of certain countries and the continued proliferation of digital content will continue to drive growing demand for the client compute market. As the storage of digital content in the cloud becomes more prominent, some client compute applications may require less built-in storage, and therefore SSDs could become more competitive within the client compute market in the future. SSDs could become more competitive within the client compute market in the future as mobile compute applications transition to smaller and thinner form factors.

        Client Non-Compute.    We define client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage and network-attached storage (NAS). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs and gaming consoles that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR disk drive capacities. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation and personal creation of high definition and media-rich digital content will continue to create increasing consumer demand for higher storage solutions.

        Participants in the electronic data storage industry include:

        Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies that supply spindle motors, heads and media, application specific integrated circuits (ASICs) and glass substrates.

        Hardware storage solutions manufacturers.    Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which include integrating flash memory into storage products such as solid state drives (SSDs).

        System integrators.    Companies that bundle and package storage solutions into client compute, client non-compute or enterprise applications as well as enterprise storage solutions. Distributors that integrate storage hardware and software into end-user applications are also included in this category.

        Storage services.    Companies that provide services and solutions related to the backup, archiving, recovery and discovery of electronic data.

Our Business

Disk Drive Technology

        The design and manufacturing of disk drives depends on highly advanced technology and manufacturing techniques and therefore requires high levels of research and development spending and capital equipment investments. Manufacturing our disk drives is a complex process that begins with the production of individual components and ends with a fully assembled disk drive. We design, fabricate and assemble a number of the most important components found in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms are focused around the areal density of media and read/write head technologies. Using an integrated platform design and manufacturing leverage approach allows us to deliver a portfolio of disk drive products to service a wide range of electronic data storage applications and a wide range of industries.

        Disk drives that we manufacture are commonly differentiated by the following key characteristics:

  •
  storage capacity, commonly expressed in gigabytes (GB) or terabytes (TB), which is the amount of data that can be stored on the disk drive;

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

  •
  data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disk drive;

  •
  product quality and reliability, commonly expressed in annualized return rates; and

  •
  energy efficiency, commonly measured by the power output necessary to operate the disk drive.

        Areal density is a measure of storage capacity per square inch on the recording surface of a disk. The storage capacity of a disk drive is determined by the number of disks it contains as well as the areal density capability of these disks. We have been pursuing, and will continue to pursue, a number of technologies to increase areal densities across the entire range of our products for expanding disk drive capacities and reducing the number of disks and heads per drive to further reduce product costs.

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

  •
  coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

  •
  leveraging the facilities we operate and the personnel we employ.

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

  Components and Raw Materials

        Disk drives incorporate certain components, including a head disk assembly and a printed circuit board mounted to the head disk assembly, which are sealed inside a rigid base and top cover containing the recording components in a contamination controlled environment. We maintain a highly integrated approach to our business by designing and manufacturing a significant portion of the components we view as critical to our products, such as recording heads and media.

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

        Head Disk Assembly.    The head disk assembly consists of one or more disks attached to a spindle assembly powered by a spindle motor that rotates the disks at a high constant speed around a hub. Read/write heads, mounted on an arm assembly, similar in concept to that of a record player, fly extremely close to each disk surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating disks. The read/write heads are mounted vertically on an E-shaped assembly (E-block) that is actuated by a voice-coil motor to allow the heads to move from track to track. The E-block and the recording media are mounted inside the head disk assembly. We purchase spindle motors from outside vendors and from time to time participate in the design of the motors that go into our products. We use a combination of internally manufactured and externally sourced head disk assemblies.

        Disk Drive Assembly.    Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and testing prior to packaging and shipment. Disk drive assembly and test operations occur primarily at facilities located in China and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and in the United States in Minnesota. In addition, third parties manufacture and assemble components and disk drive assemblies for us in various countries worldwide.

        Suppliers of Components and Industry Constraints.    There are a limited number of independent suppliers of components, such as recording heads and media, available to disk drive manufacturers. Vertically integrated disk drive manufacturers, who manufacture their own components, are less dependent on external component suppliers than less vertically integrated disk drive manufacturers. In fiscal year 2012, the industry experienced significant increases in the cost of components due to the severe flooding in Thailand.

        Commodity and Other Manufacturing Costs.    The production of disk drives requires rare earth elements, precious metals, scarce alloys and industrial commodities, which are subject to fluctuations in prices and the supply of which has at times been constrained. For example, during the latter part of fiscal year 2011 and continuing into fiscal year 2012, the industry experienced significant increases in the costs of rare earth elements, which are used in magnets as well as in the process for polishing glass substrates. In addition to increased costs of components and commodities, volatility in fuel costs may also increase our costs related to commodities, manufacturing and freight. As a result, we may increase our use of ocean shipments to help offset any increase in freight costs.

Products

        We offer a broad range of products for the enterprise, client compute and client non-compute market applications. We offer more than one product within each product family and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features like full disk encryption and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. We list our main current product offerings below.

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

  Client Compute

        Momentus ATA/SATA Family.    Our Momentus family of disk drives for mobile computing disk drive products ship in 5,400 and 7,200 RPM and in capacities ranging from 160GB to 1 TB. Momentus disk drives are used in notebooks for business, government, education and consumer applications. Consumer uses for Momentus disk drives also include tablets and digital audio applications. Our Momentus 7200.4 is a 7,200 RPM disk drive for high-performance notebooks. Our Momentus Thin is the industry's first 7mm z-height, 2.5 inch form factor drive. In addition, we are the industry leader in shipments of hybrid drives into the notebook market with our Momentus XT product line. Hybrid disk drives incorporate both a hard disk drive and NAND flash storage. The benefits of such drives are improved performance over hard disk drives, as well as higher capacity and lower cost compared to SSDs alone.

        Barracuda ATA/SATA Family.    Our Barracuda 3.5-inch disk drives ship in 5,400, 5,900 and 7,200 RPM and in storage capacities of up to 3TB. Barracuda disk drives are designed for applications such as PCs, workstations and personal external storage devices.

        Spinpoint SATA Mobile Family.    Our Spinpoint M8 2.5-inch mobile computing disk drives ship in 5,400 RPM, come in storage capacities of up to 1 TB, and continue to be produced under the Samsung brand name.

        Spinpoint SATA Desktop Family.    Our Spinpoint F3 3.5-inch desktop computing disk drives ship in 7,200 RPM, come in storage capacities of up to 1 TB, and continue to be produced under the Samsung brand name.

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

        We ship external backup storage solutions under our GoFlex®, Backup Plus and Expansion product lines, as well as under the Samsung brand name. These product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 3TB and 1TB, respectively. We also ship network attached storage (NAS) solutions under our GoFlex® Home and BlackArmor® product lines. These product lines utilize our 3.5-inch disk drives; our GoFlex® Home products are available in capacities up to 3TB, and our BlackArmor® products are available in capacities up to 12TB.

Customers

        We sell our products to major OEMs, distributors and retailers.

        The following table summarizes our revenue by channel and by geography:

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Revenues by Channel (%)
OEM	72%	69%	71%
Distributors	21%	22%	21%
Retail	7%	9%	8%
Revenues by Geography (%)
Americas	26%	29%	26%
EMEA	19%	20%	22%
Asia Pacific	55%	51%	52%

        OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions. The term of these agreements is usually 12 to 24 months. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

        In fiscal years 2012, 2011 and 2010, Dell Inc. accounted for approximately 15%, 13% and 11% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 14%, 15% and 16% of consolidated revenue, respectively. See "Item 1A. Risk Factors—Risks Related to Our Business—Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers."

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

        Principal Disk Drive Competitors.    We have experienced and expect to continue to experience intense competition from other disk drive manufacturers. After the industry consolidation experienced during fiscal year 2012, in which we acquired certain assets that comprised the HDD business of Samsung Electronics Co. Ltd. and Western Digital Corporation acquired Viviti Technologies Ltd. (formerly Hitachi Global Storage Technologies). Our primary competitors are Western Digital Corporation and Toshiba Corporation.

        Other Competitors.    We also are experiencing competition from companies that provide alternative storage technologies such as flash memory and SSDs used both in lower capacity hand held devices and for rapid processing and high volume transactions.

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

  •
  few new product introductions when competitors have comparable or alternative product offerings; and

  •
  industry supply exceeding demand.

        Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

        Product Life Cycles and Changing Technology.    Success in our industry has been dependent to a large extent on the ability to be the first-to-market with new products to market in high volume, with quality attributes that our customers expect, before our competitors, generally allowing those disk drive manufacturers who introduce new products first to benefit from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Also, because our industry is characterized by continuous price erosion, being first-to-market has necessitated quick achievement of product cost effectiveness. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

        Disk Drive Industry Consolidation.    Due to the significant challenges posed by the need to continually innovate and improve manufacturing efficiency and the continued demands on capital and research and development investments required to do so, the disk drive industry has undergone significant consolidation as disk drive manufacturers and component manufacturers merged with other companies or exited the industry. We acquired Samsung Electronics Co., Ltd's hard disk drive business in December of 2011, and Western Digital purchased Viviti Technologies Ltd. (formerly Hitachi Global Storage Technologies) in March of 2012. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

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

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2012, 2011, and 2010, we had product development expenses of approximately $1,006 million, $875 million, and $877 million, respectively, which represented 7%, 8%, and 8% of our consolidated revenue, respectively.

Patents and Licenses

        As of June 29, 2012, we had 5,323 U.S. patents and 1,866 patents issued in various foreign jurisdictions as well as 1,275 U.S. and 1,156 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

        The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see "Item 8. Financial Statements and Supplementary Data-Note 14, Legal, Environmental, and Other Contingencies." The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome. We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to patent licenses.

Backlog

        In view of industry practice, whereby customers may cancel or defer orders with little or no penalty, we believe backlog in the disk drive industry is of limited indicative value in estimating future performance and results.

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

        We have established environmental management systems and continually update environmental policies and standard operating procedures for our operations worldwide. We believe that our operations are in material compliance with applicable environmental laws, regulations and permits. We budget for operating and capital costs on an ongoing basis to comply with environmental laws. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures.

        Some environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law) and its state equivalents, can impose liability for the cost of cleanup of contaminated sites upon any of the current or former site owners or operators or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a potentially responsible party at several sites. At each of these sites, we have an assigned portion of the financial liability based on the type and amount of hazardous substances disposed of by each party at the site and the number of financially viable parties. We have fulfilled our responsibilities at some of these sites and remains involved in only a few at this time.

        While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based our current estimates of cleanup costs and its expected allocation of these costs, we do not expect costs in connection with these sites to be material.

        We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern ("SVHCs") in products. If we or our suppliers fail to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on our business.

Employees

        At June 29, 2012, we employed approximately 57,900 employees, temporary employees and contractors worldwide, of which approximately 50,600 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data-Note 13, Business Segment and Geographic Information."

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

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 8, 2012. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	55	Chairman, President and Chief Executive Officer
Patrick J. O'Malley	50	Executive Vice President and Chief Financial Officer
Robert W. Whitmore	50	Executive Vice President and Chief Technology Officer
William D. Mosley	45	Executive Vice President, Operations
Albert A. "Rocky" Pimentel	56	Executive Vice President, Chief Sales and Marketing Officer
D. Kurt Richarz	51	Executive Vice President, Sales
Kenneth M. Massaroni	51	Executive Vice President, General Counsel and Chief Administrative Officer
David H. Morton Jr.	40	Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo, Chairman, President and Chief Executive Officer. Mr. Luczo, 55, has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors of Seagate Technology, Inc. He was appointed Chairman of the Board in 2002. Mr. Luczo resigned as CEO effective as of July 3, 2004, but retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009,

Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo was appointed to the board of directors of Microsoft Corporation in May 2012.

        Patrick J. O'Malley, Executive Vice President and Chief Financial Officer. Mr. O'Malley, 50, has served as Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as Senior Vice President, Finance from 2005 to August 2008, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director/Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988. Mr. O'Malley was appointed to the board of directors of E2open, Inc. in January 2012.

        Robert W. Whitmore, Executive Vice President and Chief Technology Officer. Mr. Whitmore, 50, has been Executive Vice President and Chief Technology Officer since March 2011. Prior to that he was executive Vice President, Design and Operations from 2007 through March 2011; Executive Vice President, Product and Process Development from 2006 to 2007; Senior Vice President, Product and Process Development from 2004 to 2006; Senior Vice President, Product Development Engineering from 2002 to 2004; Vice President, Enterprise Storage Design Engineering from 1999 to 2002, Vice President and Executive Director, Twin Cities Manufacturing Operations from 1997 to 1999; Senior Director, Manufacturing Engineering, Singapore Operations from 1995 to 1997; and Senior Manager, Design Engineering, Twin Cities Division from 1992 to 1995.

        William D. Mosley, Executive Vice President, Operations. Mr. Mosley, 45, has served as Executive Vice President, Operations since March 2011. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

        Albert A. "Rocky" Pimentel, Executive Vice President, Worldwide Sales and Marketing. Mr. Pimentel, 56, joined Seagate in April 2011. Mr. Pimentel was previously a director of Seagate from 2009 until his resignation from the Board of Directors on April 7, 2011. Mr. Pimentel served as Chief Operating Officer and Chief Financial Officer ("CFO") at McAfee, Inc., from 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from 2004 to 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from 2003 to 2004, which was acquired by Check Point Software in 2004. From 2001 to 2003, Mr. Pimentel was a partner with Redpoint Ventures. Mr. Pimentel also held the positions of Senior Vice President and CFO of WebTV Networks, which was acquired by Microsoft in 1997; from 1996 until 2001, Senior Vice President and CFO of LSI Logic Corporation from 1992 to 1996 and was part of the founding management team of Conner Peripherals, Inc., which was acquired by the Company in 1996.

        D. Kurt Richarz, Executive Vice President, Sales and Marketing. Mr. Richarz, 51, joined Seagate in May 2006, when we acquired Maxtor Corporation. He has served as our Executive Vice President, Sales and Marketing since March 2011. Prior to that, he served as our Executive Vice President, Sales from May 2008 through March 2011; Executive Vice President, Sales and Customer Service Operations since from May 2006 to May 2008; Senior Vice President of Global OEM Sales from 2007 to 2008, and Vice President of Global OEM Sales from 2006 to 2007. At Maxtor Corporation, from 2002 to 2006, he served as Vice

President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

        Kenneth M. Massaroni, Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Massaroni, 51, was appointed Executive Vice President, General Counsel and Chief Administrative Officer in July 2011. Prior to that, he served as Senior Vice President, General Counsel and Corporate Secretary from April 2008 through July 2011; Vice President and Acting General Counsel from December 2007 to April 2008; and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta Inc. from 1997 to 2006. In addition, Mr. Massaroni has also held senior patent counsel positions at Motorola Inc. from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems, Inc. from 1990 to 1992 and as a patent attorney at Energy Conversion Devices Inc. from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

        David H. Morton Jr., Vice President, Finance, Treasurer and Principal Accounting Officer. Mr. Morton, 40, joined Seagate in 1995 and has served as our Vice President, Finance, Treasurer and Principal Accounting Officer since October 2009. Prior to that, he served as our Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005. Prior to June 2004, Mr. Morton held a variety of progressively senior management positions within our finance organization.

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

Principal Competitors—We compete with both an independent manufacturer, whose primary focus is producing technologically advanced disk drives, and a captive manufacturer, who does not depend solely on sales of disk drives to maintain its profitability.

        We have experienced and expect to continue to experience intense competition from an independent disk drive manufacturer, and a captive manufacturer. The term "independent" in this context refers to manufacturers that primarily produce disk drives as a stand-alone product, such as Western Digital Corporation, and the term "captive" in this context refers to a manufacturer who through affiliated entities produces complete computer or other systems that contain disk drives or other electronic data storage products, such as Toshiba Corporation.

        The captive manufacturer is a formidable competitor because it has the ability to determine pricing for complete systems without regard to the margins on individual components. As components other than disk drives generally contribute a greater portion of the operating margin on a complete computer system than do disk drives, the captive manufacturer does not necessarily need to realize a profit on the disk drives included in a complete computer system and, as a result, may be willing to sell disk drives to third parties at very low margins. The captive manufacturer is also a formidable competitor because it has more substantial resources than we do. To the extent we are not successful competing with the captive or independent disk drive manufacturers, our results of operations will be adversely affected.

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

Smaller Form Factor Products—If we do not continue to successfully market smaller form factor products, our business may suffer.

        The disk drive industry is experiencing significant increases in sales of smaller form factor disk drives or other electronic data storage technologies for an expanding number of applications, in particular notebook computers and consumer electronic devices, but also in personal computers and enterprise storage applications. Our future success will depend on our ability to develop and introduce smaller form factor products at desired price and capacity points faster than our competitors.

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

        Some of our key customers, including Hewlett-Packard Company and Dell Inc., account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer's cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

        We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fueling increased consumer demand for storage. This has led to the expansion of solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. Consumer spending on retail sales of our branded solutions has deteriorated in some markets and may continue to do so if poor global economic conditions continue and higher levels of unemployment persist. This could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

        We expect that in the future, new personal computing devices and products will be developed, some of which, such as Internet appliances, tablet or mobile phones with advanced capabilities, or smartphones, may not contain a disk drive. While we are investing development resources in designing disk drives for these new applications, these new applications may have an impact on future demand for disk drive products. Products using alternative technologies, such as flash memory and other storage technologies, are becoming increasingly common and could become a significant source of competition to particular applications of our products, which could adversely affect our results of operations.

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

Moreover, if we are sued for patent infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part II, "Item 8. Financial Statements and Supplementary Data-Note 14, Legal, Environmental and Other Contingencies" of this Annual Report on Form 10-K for a description of pending intellectual property proceedings.

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

        Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We may also be subject to breaches of the information technology systems we use for these purposes information technology system failures and network disruptions. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system.

        The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers, or other third-parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

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

        While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments or auction rate securities since June 29, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or auction rate securities or our ability to meet our financing objectives.

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

        War, terrorism, geopolitical uncertainties, natural disasters, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fire, power shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers. Recently, the hard disk drive component supply chain has been significantly disrupted as a result of severe flooding in Thailand, but our component and drive assembly factories in Thailand were not directly affected by the flood, and continue to be fully operational. The industry's ability to manufacture and ship drives has continued to recover through the end of the fiscal year and we believe total shipments in the industry were approximately 600 million units compared, to 657 million units during fiscal year 2011.

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

Our ability to use our net operating loss and tax credit carryforwards might be limited.

        At June 29, 2012, the use of approximately $346 million and $90 million of our U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law. To the extent these net operating loss and tax credit carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations in the U.S. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss or tax credit carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership, such as changes in ownership resulting from future repurchases of our ordinary shares, could put limitations on the availability of our net operating loss or tax credit carryforwards. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.7 billion, $1.8 billion, and $363 million, respectively. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $400 to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $50 to $75 million each year.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and Minnesota. Our principal product development facilities are located in California, Colorado, Minnesota, Singapore and South Korea. Our leased facilities are occupied under leases that expire at various times through 2023.

        Our material manufacturing, product development and marketing and administrative facilities at June 29, 2012 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Use
United States
California	Owned/Leased	448,000	Product development and marketing and administrative
Colorado	Owned	528,000	Product development
Minnesota	Owned/Leased	1,085,000	Manufacture of recording heads and product development
Oklahoma	Owned/Leased	145,000	Administrative
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	1,048,000	Manufacture of drives
Wuxi	Leased	563,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates and administrative
Penang	Owned(1)	390,000	Manufacture of drive subassemblies and administrative
Singapore
Woodlands	Owned(1)	1,404,000	Manufacture of media and administrative
Ang Mo Kio	Leased	258,000	Manufacturing support, product development and administrative
Science Park	Leased	110,000	Product development
Thailand
Korat	Owned	1,560,000	Manufacture of drives and drive subassemblies and administrative
Teparuk	Owned	362,000	Manufacture of drive subassemblies and administrative
Korea
Suwon	Leased	145,000	Product development

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of June 29, 2012, we owned or leased a total of approximately 10.9 million square feet of space worldwide. We occupied approximately 6.7 million square feet for the purpose of manufacturing, 1.4 million square feet for product development, 1.4 million square feet for marketing and administrative purposes and subleased 0.4 million square feet. Included in the 10.9 million square feet of owned or leased space is a total of 1.0 million square feet that is currently unoccupied, primarily as a result of site closures at our facilities in Longmont, Colorado and Ang Mo Kio (AMK), Singapore. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of June 29, 2012, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

ITEM 3.    LEGAL PROCEEDINGS

        See Item 8. Financial Statements and Supplementary Data—Note 14, Legal, Environmental, and Other Contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our shares trade on the NASDAQ Global Select Market under the symbol "STX." The high and low sales prices of our shares, as reported by the NASDAQ Global Select Market, are set forth below for the periods indicated.

	Price Range
Fiscal Quarter	High	Low
Quarter ended October 1, 2010	$15.28	$9.84
Quarter ended December 31, 2010	$15.66	$11.29
Quarter ended April 1, 2011	$15.33	$12.26
Quarter ended July 1, 2011	$18.35	$14.14
Quarter ended September 30, 2011	$17.17	$9.96
Quarter ended December 30, 2011	$18.60	$9.05
Quarter ended March 30, 2012	$28.63	$16.21
Quarter ended June 29, 2012	$32.55	$21.62

        As of July 30, 2012 there were approximately 1,167 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2012 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 29, 2007 to June 29, 2012. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on June 29, 2007, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Dow Jones US Computer Hardware Index

	6/29/2007	6/27/2008	7/3/2009	7/2/2010	7/1/2011	7/1/2012
Seagate Technology	100.00	91.15	50.15	64.24	80.68	127.58
S&P 500	100.00	85.04	59.63	68.02	89.11	90.61
Dow Jones US Computer Hardware	100.00	100.67	80.22	114.01	145.84	191.47

*
$100 invested on 6/29/07 in stock and in index, including reinvestment of dividends.

Copyright© 2012 Bloomberg Finance L.P. All rights reserved.

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

        In fiscal year 2011, we reinstated our dividend policy. The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
May 2, 2011	June 1, 2011	$0.18
August 5, 2011	August 26, 2011	$0.18
November 3, 2011	November 18, 2011	$0.18
February 15, 2012	March 1, 2012	$0.25
May 2, 2012	May 17, 2012	$0.25

        From the closing of our initial public offering in December 2002 through 2012, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $1.4 billion in the aggregate.

Repurchases of Our Equity Securities

        On January 27, 2010, our Board of Directors authorized an Anti-Dilution Share Repurchase Program, which was publicly announced on February 1, 2010. The repurchase program authorized us to repurchase our shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. There was no minimum or maximum number of shares to be repurchased under the program. The Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, which was so terminated effective April 26, 2012.

        On November 29, 2010, our Board of Directors authorized the repurchase of up to an additional $2 billion of our outstanding ordinary shares.

        On January 25, 2012, our Board of Directors authorized the repurchase of up to an additional $1 billion of our outstanding ordinary shares.

        On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

        All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended June 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions, except average price paid per share)
Through 3rd Quarter of Fiscal Year 2012	145.4	$17.90	145.4	$2,603	$1,286
March 31, 2012 through April 27, 2012(1)	11.2	27.02	11.2	302	3,484
April 28, 2012 through May 25, 2012	21.3	30.20	21.3	642	2,842
May 26, 2012 through June 29, 2012	12.1	23.59	12.1	285	2,557

Through 4th Quarter of Fiscal Year 2012	190.0	$20.18	190.0	$3,832	$2,557

(1)
Increase in Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs due to authorization of an additional $2.5 billion of repurchases by the Board of Directors on April 26, 2012.

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

        The Consolidated Statements of Operations data for the fiscal years ended June 29, 2012, July 1, 2011 and July 2, 2010, and the Consolidated Balance Sheet data at June 29, 2012 and July 1, 2011, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended July 3, 2009 and June 27, 2008, and the Consolidated Balance Sheet data at July 2, 2010, July 3, 2009 and June 27, 2008, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009(1)	June 27, 2008
Revenue	$14,939	$10,971	$11,395	$9,805	$12,708
Gross margin	4,684	2,146	3,204	1,410	3,205
Income (loss) from operations	3,108	806	1,740	(2,665)	1,376
Net income (loss)	2,862	511	1,609	(3,125)	1,251
Total assets	10,106	9,225	8,247	7,087	10,150
Total debt	2,863	3,512	2,502	2,697	1,978
Shareholders' equity	$3,497	$2,463	$2,724	$1,554	$4,667
Net income (loss) per share:
Basic	$6.72	$1.13	$3.28	$(6.40)	$2.44
Diluted	6.49	1.09	3.14	(6.40)	2.33
Number of shares used in per share computations:
Basic	426	451	491	488	512
Diluted	441	467	514	488	538
Cash dividends declared per share	$0.86	$0.18	$—	$0.27	$0.42

(1)
Includes the effect of a $2.3 billion impairment of goodwill and other long-lived assets.

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on 13-week quarters in fiscal years 2012 and 2011, which ended on the Friday closest to September 30, December 30, March 30, and June 30.

	Fiscal Year 2012 Quarters Ended
(In millions, except per share data)	September 30, 2011	December 30, 2011	March 30, 2012	June 29, 2012
Revenue	$2,811	$3,195	$4,450	$4,482
Gross margin	549	1,010	1,641	1,484
Income from operations	236	605	1,210	1,057
Net income	140	563	1,146	1,013
Net income per share:
Basic	$0.33	$1.32	$2.57	$2.46
Diluted	0.32	1.28	2.48	2.37

	Fiscal Year 2011 Quarters Ended
(In millions, except per share data)	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011
Revenue	$2,697	$2,719	$2,695	$2,859
Gross margin	550	529	516	551
Income from operations	231	206	179	190
Net income	149	150	93	119
Net income per share:
Basic	$0.32	$0.32	$0.21	$0.28
Diluted	0.31	0.31	0.21	0.27

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations for the fiscal years ended June 29, 2012, July 1, 2011, and July 2, 2010. References to "$" are to United States dollars.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 28, 2013 and beyond. These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; the risk that we will incur significant incremental costs in connection with the implementation of our recently executed transactions with Samsung or that we will not achieve the benefits expected from such transactions (see Transaction with Samsung below); and significant disruption to the industry supply chain due to the severe flooding throughout parts of Thailand (see the discussion regarding the severe flooding in Thailand below) and the industry's ability to recover from such disruption. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended June 29, 2012, July 1, 2011, and July 2, 2010.

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

  •
  Fiscal Year 2012 Summary.  Overview of financial and other highlights affecting us for fiscal year 2012.

  •
  Results of Operations.  Analysis of our financial results comparing fiscal years 2012 to 2011 and comparing fiscal years 2011 to 2010.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 29, 2012 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are a leading provider of electronic data storage products. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality, cost effectiveness and energy efficiencies.

        We produce a broad range of electronic data storage products addressing enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), gaming consoles, personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling disk drives, we provide data storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

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

        In early October 2011, floodwaters north of Bangkok, Thailand inundated many manufacturing industrial parks that contained a number of the factories supporting the HDD industry's supply chain. The HDD industry had concentrated a large portion of its supply chain participants within these industrial parks in an effort to reduce cost and improve logistics. As a result, the inundation of floodwaters into these industrial parks had caused the closure or suspension of production by a number of participants within the HDD supply chain.

        During the supply chain disruption in fiscal year 2012, we believe demand exceeded supply due to the impact from the flooding in Thailand, resulting in an increase in the average selling price ("ASP"). The industry's ability to manufacture and ship drives has continued to recover through the end of the fiscal year and we believe total shipments in the industry were approximately 600 million units, compared to

657 million units during fiscal year 2011. As of June 29, 2012, we believe that the HDD industry's component supply chain has substantially recovered.

  Demand Trends for Disk Drives.

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, backup and use such content, which we believe will continue to result in increased demand for disk drive products. In addition, we believe the continued increased demand for electronic data storage, in developed countries as well as in emerging economies, reflects the demand for real-time access to rich data and content driven by the impact of a highly mobile and increasingly connected user base. We believe these trends will continue as computing architectures evolve to serve the growing commercial and consumer user base throughout the world.

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives based on the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media rich content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

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

  •
  few new product introductions when competitors have comparable or alternative product offerings; and

  •
  industry supply exceeding demand.

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

Fiscal Year 2012 Summary

        Revenues for fiscal year 2012 were $14.9 billion which represented a 36% increase in revenues from $11.0 billion in the prior fiscal year. Gross margin as a percentage of revenue increased to 31% from 20% in the prior fiscal year.

  Transaction with Samsung

        On December 19, 2011, we completed the acquisition of Samsung's HDD business pursuant to an asset purchase agreement ("APA") entered into on April 19, 2011, by which the Company acquired certain assets and liabilities of Samsung relating to the research and development, manufacture and sale of HDDs. The transaction and related agreements are expected to improve our position as a supplier of 2.5-inch products; position us to better address rapidly evolving opportunities in markets including, but not limited to, mobile computing, cloud computing and solid state storage; expand our customer access in China and Southeast Asia; and accelerate time to market for new products.

        The December 19, 2011 acquisition-date fair value of the consideration transferred to Samsung totaled $1.1 billion, which consisted of 45.2 million of our ordinary shares and $571 million in cash. The operations of Samsung's HDD business are included in our results from the date of acquisition.

Results of Operations

        The following table summarizes information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
Revenue	$14,939	$10,971	$11,395
Cost of revenue	10,255	8,825	8,191

Gross margin	4,684	2,146	3,204
Product development	1,006	875	877
Marketing and administrative	528	445	437
Amortization of intangibles	38	2	27
Restructuring and other, net	4	18	66
Impairment of other long-lived assets, net of recoveries	—	—	57

Income from operations	3,108	806	1,740
Other expense, net	(226)	(227)	(171)

Income before income taxes	2,882	579	1,569
Provision for (benefit from) income taxes	20	68	(40)

Net income	$2,862	$511	$1,609

	Fiscal Years Ended
(as a percentage of Revenue)	June 29, 2012	July 1, 2011	July 2, 2010
Revenue	100%	100%	100%
Cost of revenue	69	80	72

Gross margin	31	20	28
Product development	7	8	8
Marketing and administrative	4	4	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	1
Impairment of other long-lived assets, net of recoveries	—	—	—

Income from operations	21	7	15
Other expense, net	(2)	(2)	(1)

Income before income taxes	19	5	14
Provision for income taxes	—	1	—

Net income	19%	5%	14%

        The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages and ASPs)	June 29, 2012	July 1, 2011	July 2, 2010
Net Revenue	$14,939	$10,971	$11,395
Unit Shipments:
Enterprise	29	29	25
Client Compute	156	132	135
Client Non-Compute	39	38	33

Total Units Shipped	224	199	193
Industry Units Shipped	600	658	633
ASP (per unit)	$66	$54	$58
Revenues by Channel (%)
OEM	72%	69%	71%
Distributors	21%	22%	21%
Retail	7%	9%	8%
Revenues by Geography (%)
Americas	26%	29%	26%
EMEA	19%	20%	22%
Asia Pacific	55%	51%	52%

Fiscal Year 2012 Compared to Fiscal Year 2011

  Revenue

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Revenue	$14,939	$10,971	$3,968	36%

        Revenue in fiscal year 2012 increased approximately 36%, or $4.0 billion, from fiscal year 2011 due primarily to an increase in average selling price per unit and in total units shipped. Units shipped in fiscal year 2012 increased 13%, or 25 million units, from fiscal year 2011. The increase in the average selling price to $66 per unit during fiscal year 2012, as compared to $54 per unit in the prior year, was primarily due to the limited industry supply of hard drives resulting from the severe flooding in Thailand.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Cost of revenue	$10,255	$8,825	$1,430	16%
Gross margin	$4,684	$2,146	$2,538	118%
Gross margin percentage	31%	20%

        For fiscal year 2012, gross margin as a percentage of revenue increased to 31% from 20% in the prior fiscal year, primarily due to the increased selling price per unit throughout most of fiscal year 2012.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Product development	$1,006	$875	$131	15%
Marketing and administrative	528	445	83	19%
Amortization of intangibles	38	2	36	1,800%
Restructuring and other, net	4	18	(14)	(78)%

Operating expenses	$1,576	$1,340	$236

        Product Development Expense.    Product development expenses for fiscal year 2012 increased from fiscal year 2011, primarily reflecting an increase in variable performance-based compensation and the integration of the HDD business acquired from Samsung.

        Marketing and Administrative Expense.    The increase in Marketing and administrative expenses for fiscal year 2012 compared to fiscal year 2011 was primarily due to an increase in variable performance-based compensation and integration of the HDD business acquired from Samsung.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2012 increased as a result of the acquisition of certain intangible assets from Samsung's HDD business.

        Restructuring and Other, net.    Restructuring and other, net for fiscal years 2012 and 2011, were not material and primarily related to previously announced restructuring plans.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Other expense, net	$(226)	$(227)	$1	—%

        Other expense, net for fiscal year 2012 compared to fiscal year 2011 was relatively flat, and included an increase in interest expense resulting from higher average debt balances, substantially offset by gains on foreign currency remeasurement.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Provision for (benefit from) income taxes	$20	$68	$(48)	(71)%

        We recorded an income tax provision of $20 million for fiscal year 2012 compared to an income tax provision of $68 million for fiscal year 2011. Our fiscal year 2012 provision for income taxes included $35 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods. Our fiscal year 2011 provision for income taxes included non-U.S. income taxes recorded for increases in income tax reserves for non-U.S. income tax positions taken in prior fiscal years, partially offset by tax benefits recorded for the release of income tax reserves associated with settlements of income tax audits and the expiration of certain statutes of limitation.

        Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish tax jurisdictions. Our worldwide operating income is either subject to varying rates of tax or is exempt from tax due to tax holidays or tax incentive programs we operate under in Malaysia, Singapore and Thailand. These tax holidays or incentives are scheduled to expire in whole or in part at various dates through 2020.

        Our income tax provision recorded for fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Samsung's HDD business did not have a significant impact on our effective tax rate in fiscal year 2012. Our income taxes provision recorded for the comparative fiscal year ended July 1, 2011 differed the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) income tax expense related to intercompany transactions, (iii) a decrease in valuation allowance for certain deferred tax assets, and (iv) non-U.S. losses with no tax benefit.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At June 29, 2012, our deferred tax asset valuation allowance was approximately $1.1 billion.

        At June 29, 2012, we had net deferred tax assets of $490 million. The realization of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        At June 29, 2012, the use of approximately $346 million and $90 million of our U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.7 billion, $1.8 billion, and $363 million, respectively. It is reasonably possible that such a change could occur. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $400 to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $50 to $75 million each year.

        As of June 29, 2012 and July 1, 2011, we had approximately $135 million and $128 million, respectively, of unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate is $135 million and $128 million as of June 29, 2012 and July 1, 2011, respectively, subject to certain future valuation allowance reversals.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2012, we recognized a net tax expense for interest and penalties of $2 million as compared to a net tax expense for interest and penalties of less than $1 million and a net tax benefit of $1 million during fiscal year 2011 and fiscal year 2010, respectively. As of June 29, 2012, we had $17 million of accrued interest and penalties related to unrecognized tax benefits compared to $15 million in fiscal year 2011.

        During the fiscal year ended June 29, 2012, our unrecognized tax benefits excluding interest and penalties increased by approximately $7 million primarily due to (i) increases in current year unrecognized tax benefits of $13 million, (ii) net reductions in prior year unrecognized tax benefits of $2 million, (iii) reductions associated with the expiration of certain statutes of limitation of $3 million, (iv) reductions from other activity, including non-U.S. exchange gains, of $1 million.

        During the 12 months beginning June 30, 2012, we expect to reduce our unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In May 2011, the U.S. Internal Revenue Service (IRS) completed its field examination of our U.S. federal income tax returns for fiscal years ending in 2005 through 2007. The IRS issued a Revenue Agent's Report and proposed certain adjustments. We are currently contesting one of these proposed adjustments through the IRS Appeals Office. We believe that the resolution of this disputed issue will have no material impact on our financial statements.

        With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2004. We are also no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2005.

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

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Product development	$875	$877	$(2)	—%
Marketing and administrative	445	437	8	2%
Amortization of intangibles	2	27	(25)	(93)%
Restructuring and other, net	18	66	(48)	(73)%
Impairment of other long-lived assets, net of recoveries	—	57	(57)	(100)%

Operating expenses	$1,340	$1,464	$(124)

        Product Development Expense.    Product development expenses for fiscal year 2011 were relatively flat from fiscal year 2010, reflecting a decrease in variable performance-based compensation, offset by an increase in spending for new programs and a decrease in research grants.

        Marketing and Administrative Expense.    The increase in Marketing and administrative expenses for fiscal year 2011 compared to fiscal year 2010 was due primarily to an increase related to Samsung acquisition expenses and litigation related expenses. This was offset by a reduction in total compensation expenses, primarily variable performance-based compensation.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2011 decreased from fiscal year 2010 as certain intangibles relating to the MetaLINCS, Inc. were fully amortized during 2011.

        Restructuring and Other, net.    During fiscal year 2011, the recorded restructuring and other charges were primarily associated with previously announced restructuring activities. Restructuring and Other, net during 2010 included a charge for our AMK restructuring plan announced in August 2009 and a charge related to our Pittsburgh, Pennsylvania facility.

        Impairment of Other Long-Lived Assets, net of Recoveries.    During fiscal year 2011, we did not record any impairment charge related to our long-lived assets, and in 2010 we recorded an impairment charge to adjust the carrying value of certain assets held for sale to their estimated fair value, less cost to sell.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Other income (expense), net	$(227)	$(171)	$(56)	33%

        The change in Other expense, net for fiscal year 2011 compared to fiscal year 2010 was primarily due to an increase in interest expense resulting from higher average debt balances and $24 million in losses related to the redemption of debt.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 1, 2011	July 2, 2010	Change	% Change
Provision for (benefit from) income taxes	$68	$(40)	$108	(270)%

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

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and by monitoring the counter-parties and underlying obligors closely. We monitor our investment portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that may have restrictive regulations over the movement of cash and/or foreign exchange across their borders. These restrictions have not impeded our ability to conduct business in those countries, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 29, 2012.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	June 29, 2012	July 1, 2011	Change
Cash and cash equivalents	$1,707	$2,677	$(970)
Short-term investments	411	474	(63)
Restricted cash and investments	93	102	(9)

Total	$2,211	$3,253	$(1,042)

        Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from July 1, 2011, primarily as a result of the repurchase of our ordinary shares, repayments of long term debt, payments made to acquire the Samsung HDD business, capital expenditures and dividends paid to our shareholders, which were offset by cash provided by operating activities and cash received from the issuance of ordinary shares under employee stock plans.

        The following table summarizes results of statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
Net cash flow provided by (used in):
Operating activities	$3,262	$1,264	$1,932
Investing activities	(1,114)	(981)	(752)
Financing activities	(3,118)	131	(344)

Net (decrease) increase in cash and cash equivalents	$(970)	$414	$836

  Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2012 was approximately $3.3 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, and:

  •
  an increase of $824 million in accounts receivable, net, due to an increase in revenues;

  •
  an increase of $157 million in accounts payable due to higher direct material purchases related to an increase in volume, partially offset by a change in supplier payment terms; and

  •
  an increase of $145 million in accrued employee compensation reflecting an increase in variable performance-based compensation.

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

  Cash Used in Investing Activities

        In fiscal year 2012, we used $1.1 billion for net cash investing activities, which was due primarily to payments for property, equipment and leasehold improvements of approximately $636 million and net payments for the acquisition of Samsung's HDD business of $561 million.

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

  Cash Provided by (Used in) Financing Activities

        Net cash used in financing activities of $3.1 billion for fiscal year 2012 was attributable to $2.4 billion paid to repurchase 101 million of our ordinary shares, $670 million in long term debt repayments and $372 million in dividends paid to our shareholders. This was partially offset by $344 million in proceeds from the exercise of stock options and employee stock purchases.

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

  Liquidity Sources

        Our primary sources of liquidity as of June 29, 2012, consisted of: (1) approximately $2.1 billion in cash and cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $93 million in restricted cash and investments, of which $73 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

        On January 18, 2011, Seagate Technology plc, and its subsidiary Seagate HDD entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of June 29, 2012, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum amount of cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 29, 2012, we are in compliance with all covenants, including the financial ratios that we are required to maintain.

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

        On July 25, 2012, our Board of Directors approved a cash dividend of $0.32 per share, which will be payable on August 26, 2012 to shareholders of record as of the close of business on August 5, 2012.

        As of June 29, 2012, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of June 29, 2012 and July 1, 2011 was $2.9 billion and $3.5 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt in order of maturity:

	As of
(Dollars in millions)	June 29, 2012	July 1, 2011	Change
6.375% Senior Notes due October 2011	$—	$559	$(559)
10.0% Senior Secured Second-Priority Notes due May 2014	319	416	(97)
6.8% Senior Notes due October 2016	600	600	—
7.75% Senior Notes due December 2018	750	750	—
6.875% Senior Notes due May 2020	600	600	—
7.00% Senior Notes due November 2021	600	600	—

Total	$2,869	$3,525	$(656)

        During fiscal year 2012, we repurchased approximately 101 million of our ordinary shares. See "Item 5. Market for Registrant's Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities."

        For fiscal year 2013, we expect capital investment to be below the historical targeted range of 6-8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of June 29, 2012, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2013	2014- 2015	2016- 2017	Thereafter
Contractual Cash Obligations:
Long-term debt	$2,869	$—	$319	$600	$1,950
Interest payments on debt	1,368	214	417	322	415
Capital expenditures	236	192	44	—	—
Operating leases(1)	177	38	43	17	79
Purchase obligations(2)	972	972	—	—	—

Subtotal	5,622	1,416	823	939	2,444
Commitments:
Letters of credit or bank guarantees	30	27	3	—	—

Total	$5,652	$1,443	$826	$939	$2,444

(1)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(2)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of June 29, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $82 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of June 29, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2012, sales programs were approximately 6% of gross revenue, reflecting the cumulative effect of the advantageous pricing environment during the second half of fiscal year 2012. For fiscal years 2011 and 2010, total sales programs ranged from 6% to 12% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods averaged 0.5% of quarterly gross revenue for fiscal years 2010 through 2011, and were approximately 0.2% of gross revenue in fiscal year 2012. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

        Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of 1 to 5 years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. We also exercise judgment in estimating our ability to sell certain repaired disk drives. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates.

        The actual results with regard to warranty expenditures could have an adverse or favorable effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer claims differs from those estimates we used in determining the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired disk drives. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal year 2012, net favorable changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.5%, 1.8% and 1.3% of revenue during fiscal years 2012, 2011 and 2010, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.2%, 1.8% and

1.8% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

        Accounting for Income Taxes.    We account for income taxes pursuant to Accounting Standards Codification (ASC) Topic 740 (ASC 740), Income Taxes. In applying ASC 740, we make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change.

        Assessing Goodwill and Other Long-lived Assets for Impairment.    We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. As required by ASC 350, we perform a qualitative assessment in determining whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the two-step goodwill impairment test.

        In accordance with ASC 360-05-4, Impairment or Disposal of Long-lived Assets, we test other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. We assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using the same approaches indicated above for ASC 360 step two and compare it to its carrying value. The excess of the carrying value over the fair value is allocated pro rata to derive the adjusted carrying value of each asset in the asset group. The adjusted carrying value of each asset in the asset group is not reduced below its fair value.

Recent Accounting Pronouncements

        See "Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for information regarding the effect of new accounting pronouncements on our financial statements.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At June 29, 2012, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 29, 2012. All short-term investments mature in four years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at June 29, 2012
Assets
Cash equivalents:
Fixed rate	$1,533	$—	$—	$—	$—	$—	$1,533	$1,533
Average interest rate	0.14%						0.14%
Short-term investments:
Fixed rate	$61	$123	$172	$26	$18	$—	$400	$411
Average interest rate	0.75%	0.84%	1.10%	0.87%	1.14%		0.95%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						0.71%	0.71%

Total investment securities	$1,594	$123	$172	$26	$18	$17	$1,950	$1,959
Average interest rate	0.16%	0.84%	1.10%	0.87%	1.14%	0.71%	0.31%
Debt
Fixed rate	$—	$319	$—	$—	$600	$1,950	$2,869	$3,146
Average interest rate		10.00%			6.80%	7.25%	7.46%

        Foreign Currency Exchange Risk.    We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2012 and 2011, we did not enter into any hedges of net investments in foreign operations.

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during fiscal years 2012 and 2011.

        The table below provides information as of June 29, 2012 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai baht	$252	31.41	$(1)
Singapore dollar	71	1.28	—
Chinese renminbi	27	6.34	—
Czech koruna	7	19.72	—

Total	$357		$(1)

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of June 29, 2012, we had counterparty credit exposure of $1 million comprised of the mark-to-market valuation related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the "SDCP"). We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees' investment options.

        As of June 29, 2012 we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of June 29, 2012, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 29, 2012	July 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,707	$2,677
Short-term investments	411	474
Restricted cash and investments	93	102
Accounts receivable, net	2,319	1,495
Inventories	909	872
Deferred income taxes	104	99
Other current assets	767	706

Total current assets	6,310	6,425
Property, equipment and leasehold improvements, net	2,284	2,245
Goodwill	463	31
Other intangible assets	506	1
Deferred income taxes	396	374
Other assets, net	147	149

Total Assets	$10,106	$9,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,286	$2,063
Accrued employee compensation	344	199
Accrued warranty	235	189
Accrued expenses	531	452
Current portion of long-term debt	—	560

Total current liabilities	3,396	3,463
Long-term accrued warranty	128	159
Long-term accrued income taxes	84	67
Other non-current liabilities	138	121
Long-term debt, less current portion	2,863	2,952

Total Liabilities	6,609	6,762
Commitments and contingencies (See Notes 15 and 16)
Shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250 million authorized; 396,032,905 issued and outstanding at June 29, 2012 and 424,611,591 issued and outstanding at July 1, 2011	—	—
Additional paid-in capital	4,950	3,980
Accumulated other comprehensive loss	(9)	(6)
Accumulated deficit	(1,444)	(1,511)

Total Shareholders' Equity	3,497	2,463

Total Liabilities and Shareholders' Equity	$10,106	$9,225

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
Revenue	$14,939	$10,971	$11,395
Cost of revenue	10,255	8,825	8,191
Product development	1,006	875	877
Marketing and administrative	528	445	437
Amortization of intangibles	38	2	27
Restructuring and other, net	4	18	66
Impairment of other long-lived assets, net of recoveries	—	—	57

Total operating expenses	11,831	10,165	9,655

Income from operations	3,108	806	1,740
Interest income	8	7	6
Interest expense	(241)	(214)	(174)
Other, net	7	(20)	(3)

Other expense, net	(226)	(227)	(171)

Income before income taxes	2,882	579	1,569
Provision for (benefit from) income taxes	20	68	(40)

Net income	$2,862	$511	$1,609

Net income per share:
Basic	$6.72	$1.13	$3.28
Diluted	6.49	1.09	3.14
Number of shares used in per share calculations:
Basic	426	451	491
Diluted	441	467	514
Cash dividends declared per share	$0.86	$0.18	$—

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
OPERATING ACTIVITIES
Net income	$2,862	$511	$1,609
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	814	754	780
Share-based compensation	51	51	57
Loss on redemption of debt	17	26	—
Gain on sale of property and equipment	(25)	(23)	(4)
Impairment of other long-lived assets, net of recoveries	—	—	57
Deferred income taxes	(28)	46	(36)
Other non-cash operating activities, net	(5)	15	38
Changes in operating assets and liabilities:
Accounts receivable, net	(824)	(95)	(367)
Inventories	99	(115)	(170)
Accounts payable	157	386	2
Accrued employee compensation	145	(64)	119
Accrued expenses, income taxes and warranty	54	(28)	(169)
Other assets and liabilities	(55)	(200)	16

Net cash provided by operating activities	3,262	1,264	1,932

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(636)	(843)	(639)
Proceeds from the sale of property and equipment	20	77	21
Purchases of short-term investments	(454)	(487)	(373)
Sales of short-term investments	397	159	119
Maturities of short-term investments	119	101	114
Change in restricted cash and investments	7	14	15
Cash used in acquisition of Samsung HDD assets and liabilities	(561)	—	—
Other investing activities, net	(6)	(2)	(9)

Net cash used in investing activities	(1,114)	(981)	(752)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	15
Net proceeds from issuance of long-term debt	—	1,324	587
Repayments of short-term borrowings	—	—	(365)
Repayments of long-term debt and capital lease obligations	(670)	(377)	(462)
Change in restricted cash and investments	—	2	379
Proceeds from issuance of ordinary shares under employee stock plans	344	83	86
Dividends to shareholders	(372)	(74)	—
Repurchases of ordinary shares	(2,426)	(822)	(584)
Other financing activities, net	6	(5)	—

Net cash (used in) provided by financing activities	(3,118)	131	(344)

(Decrease) increase in cash and cash equivalents	(970)	414	836
Cash and cash equivalents at the beginning of the year	2,677	2,263	1,427

Cash and cash equivalents at the end of the year	$1,707	$2,677	$2,263

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$221	$193	$138
Cash paid for income taxes, net of refunds	8	18	(14)

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended June 29, 2012, July 1, 2011 and July 2, 2010
(In millions)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at July 3, 2009	493	$—	$3,708	$(6)	$(2,148)	$1,554
Comprehensive income, net of tax:
Change in unrealized gain on cash flow hedges, net				4		4
Change in unrealized loss on post-retirement plan costs				(2)		(2)
Net income					1,609	1,609

Comprehensive income						1,611

Issuance of ordinary shares under employee stock plans	9		86			86
Repurchase of ordinary shares	(32)				(584)	(584)
Share-based compensation			57			57

Balance at July 2, 2010	470	—	3,851	(4)	(1,123)	2,724
Comprehensive income, net of tax:
Change in unrealized loss on cash flow hedges, net				(1)		(1)
Change in unrealized loss on post-retirement plan costs				(1)		(1)
Net income					511	511

Comprehensive income						509

Issuance of ordinary shares under employee stock plans	12		83			83
Tax benefit from exercise of stock options			2			2
Repurchases of ordinary shares	(57)				(822)	(822)
Adjustment to equity component of convertible debt upon redemption			(7)			(7)
Dividends to shareholders					(77)	(77)
Share-based compensation			51			51

Balance at July 1, 2011	425	—	3,980	(6)	(1,511)	2,463
Comprehensive income, net of tax:
Change in unrealized loss on cash flow hedges, net				(2)		(2)
Change in unrealized gain on marketable securities, net				1		1
Change in unrealized loss on post-retirement plan costs				(2)		(2)
Net income					2,862	2,862

Comprehensive income						2,859

Issuance of ordinary shares under employee stock plans	27		344			344
Issuance of ordinary shares, in connection with the acquisition of Samsung HDD assets and liabilities	45		569			569
Tax benefit from exercise of stock options			6			6
Repurchases of ordinary shares	(101)				(2,426)	(2,426)
Dividends to shareholders					(369)	(369)
Share-based compensation			51			51

Balance at June 29, 2012	396	$—	$4,950	$(9)	$(1,444)	$3,497

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        The Company is a leading provider of data storage products. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives are used as the primary medium for storing electronic data.

        The Company produces a broad range of electronic data storage products addressing enterprise applications, where its products are designed for enterprise servers, mainframes and workstations; client compute applications, where its products are designed for desktop and notebook computers; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders (DVRs), gaming consoles, personal data backup systems, portable external storage systems and digital media systems. The Company sells its products primarily to major original equipment manufacturers (OEMs), distributors and retailers. In addition to manufacturing and selling disk drives, the Company provides storage services for small- to medium-sized businesses, including online backup, data protection and recovery solutions.

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2012, 2011 and 2010 were comprised of 52 weeks and ended on June 29, 2012, July 1, 2011 and July 2, 2010, respectively. All references to years in the Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

  Summary of Significant Accounting Policies

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. With the exception of restricted cash and investments, held for its non-qualified deferred compensation plan, which are classified as trading securities, the Company has classified its entire investment portfolio as available-for-sale and it is stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Restricted Cash and Investments.    Restricted cash and investments represents cash and cash equivalents and investments that are restricted as to withdrawal or use for other than current operations.

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

        Assessment of Goodwill and Other Long-lived Assets for Impairment.    The Company accounts for goodwill in accordance with Accounting Standards Codification (ASC) Topic 350 (ASC 350), Intangibles—Goodwill and Other. Effective first quarter of fiscal year 2012, the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment. The Company performs a qualitative assessment at the end of each reporting period to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

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

        The Company also tests other intangible assets not subject to amortization annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        Derivative Financial Instruments.    The Company applies the requirements of ASC Topic 815 (ASC 815), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

        Establishment of Warranty Accruals.    The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company's warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product quality issues, if any. The Company also exercises judgment in estimating its ability to sell certain repaired disk drives. Should actual experience in any future period differ significantly from its estimates, the Company's future results of operations could be materially affected.

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

        Restructuring Costs.    The Company records restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (ASC 420), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $39 million, $21 million and $23 million in fiscal years 2012, 2011 and 2010, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for substantially all of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into U.S. dollars are included in Other, net of the Company's Consolidated Statements of Operations.

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10% of the Company's accounts receivable as of June 29, 2012.

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

  Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210)—Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures on offsetting, including

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosing gross and net information about instruments and transactions eligible for offset and instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU is effective for the Company's first quarter of fiscal year 2014 and requires the enhanced disclosures for all comparative periods presented. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

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

2. Balance Sheet Information

  Investments

        The Company's available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company's auction rate securities failed to settle at auction and have continued to fail through June 29, 2012. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive income (loss). Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified within Other assets, net in the Company's Consolidated Balance Sheets.

        As of June 29, 2012, the Company's Restricted cash and investments consisted of $73 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations. As of July 1, 2011, the Company's Restricted cash and investments consisted of $84 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $18 million in cash and investments held as collateral at banks for various performance obligations.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of June 29, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,158	$—	$1,158
Commercial paper	393	—	393
Corporate bonds	208	1	209
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	6	—	6
Auction rate securities	17	(2)	15
Other debt securities	99	(1)	98

	1,979	(1)	1,978
Trading securities	73	—	73

Total	$2,052	$(1)	$2,051

Included in Cash and cash equivalents			$1,532
Included in Short-term investments			411
Included in Restricted cash and investments			93
Included in Other assets, net			15

Total			$2,051

        As of June 29, 2012, with the exception of the Company's auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2012.

        The fair value of the Company's investments classified as available-for-sale at June 29, 2012 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,615	$1,615
Due in 1 to 5 years	347	348
Thereafter	17	15

Total	$1,979	$1,978

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 1, 2011:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$1,729	$—	$1,729
Money market funds	815	—	815
U.S. treasuries and agency bonds	190	—	190
Certificates of deposit	136	—	136
Corporate bonds	116	—	116
Auction rate securities	18	(2)	16
Other debt securities	96	—	96

	3,100	(2)	3,098
Trading securities	80	4	84

Total	$3,180	$2	$3,182

Included in Cash and cash equivalents			$2,590
Included in Short-term investments			474
Included in Restricted cash and investments			102
Included in Other assets, net			16

Total			$3,182

        As of July 1, 2011, with the exception of the Company's auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 1, 2011.

  Accounts Receivable, net

(Dollars in millions)	June 29, 2012	July 1, 2011
Accounts receivable	$2,329	$1,505
Allowance for doubtful accounts	(10)	(10)

	$2,319	$1,495

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges to Operations	Deductions(1)	Balance at End of Period
Fiscal year ended July 2, 2010	$10	$1	$(1)	$10
Fiscal year ended July 1, 2011	$10	$1	$(1)	$10
Fiscal year ended June 29, 2012	$10	$3	$(3)	$10

(1)
Uncollectible accounts written off, net of recoveries.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

(Dollars in millions)	June 29, 2012	July 1, 2011
Raw materials and components	$265	$286
Work-in-process	245	201
Finished goods	399	385

	$909	$872

Other Current Assets

(Dollars in millions)	June 29, 2012	July 1, 2011
Vendor non-trade receivables	$601	$519
Other	166	187

	$767	$706

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	Useful Life in Years	June 29, 2012	July 1, 2011
Land		$29	$29
Equipment	3 – 5	6,495	5,988
Buildings and leasehold improvements	Up to 48	1,233	1,203
Construction in progress		263	163

		8,020	7,383
Less accumulated depreciation and amortization		(5,736)	(5,138)

		$2,284	$2,245

        Depreciation expense, which includes amortization of leasehold improvements, was $739 million, $748 million and $745 million for fiscal years 2012, 2011, and 2010, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2012, 2011, and 2010, the Company capitalized interest of $4 million, $5 million and $3 million, respectively.

3. Acquisitions

        On December 19, 2011, the Company completed the acquisition of Samsung Electronics Co., Ltd's ("Samsung") hard disk drive ("HDD") business pursuant to an Asset Purchase Agreement ("APA") by which the Company acquired certain assets and liabilities of Samsung relating to the research and development, manufacture and sale of hard-disk drives. The transaction and related agreements are

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to improve the Company's position as a supplier of 2.5-inch products; position the Company to better address rapidly evolving opportunities in markets including, but not limited to, mobile computing, cloud computing and solid state storage; expand the Company's customer access in China and Southeast Asia; and accelerate time to market for new products.

        The acquisition-date fair value of the consideration transferred totaled $1,140 million, which consisted of $571 million of cash, $10 million of which was paid as a deposit upon signing the APA in the fourth quarter of fiscal year 2011, and 45.2 million ordinary shares with a fair value of $569 million. The fair value of the ordinary shares issued was determined based on the closing market price of the Company's ordinary shares on the acquisition date, less a 16.5% discount for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer for approximately a one year period.

        The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Inventories	$141
Equipment	76
Intangible assets	580
Other assets	28

Total identifiable assets acquired	825

Warranty liability	(72)
Other liabilities	(45)

Total liabilities assumed	(117)

Net identifiable assets acquired	708
Goodwill	432

Net assets acquired	$1,140

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

        During the six months ended June 29, 2012, the Company recorded adjustments to the preliminary fair value of certain assets acquired and liabilities assumed with the Samsung HDD business that resulted in a net decrease of $5 million to Goodwill. These adjustments included a $7 million increase in Other assets for spare parts and a $3 million increase to Equipment, offset by a $3 million increase in Warranty liability and a $2 million increase in Other liabilities related to certain assumed vendor obligations. These adjustments were based on information obtained in the current period about facts and circumstances that existed at the acquisition date.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The amount noted above for warranty is provisional, being an estimate calculated on the basis of projected product failure rates and timing of product returns during the warranty period. Seagate assumed product warranty obligations from Samsung on products sold prior to the acquisition. These products are warranted for up to three years from the original shipment date. The estimate of the warranty liability is subject to a significant degree of subjectivity since the Company has limited experience with Samsung products. If actual return rates differ materially from the Company's estimate, or if there is an epidemic failure of drives for which Seagate assumed warranty obligations, the fair value of the warranty liability may need to be reestimated during the measurement period, which may be up to one year following the acquisition date.

        The Company received a patent portfolio that may have value apart from being an enabling technology that is included within the fair value of Intangible assets—Existing technology. However, the Company has not received all information regarding these patents that is necessary for the completion of a review to determine the extent of encumbrances and the scope of their application. Therefore, provisionally, no separately identifiable value has been recognized for the patent portfolio.

        As part of the acquisition, the Company assumed certain vendor-related and other obligations and contingent liabilities. Due to the nature of these obligations and contingent liabilities, except for the adjustment noted above relating to certain assumed vendor liabilities, the Company has not received sufficient information needed to determine the fair value of these obligations.

        The $432 million of goodwill recognized is attributable primarily to the benefits the Company expects to derive from enhanced scale and efficiency to better serve its markets and expanded customer presence in China and Southeast Asia. Except for approximately $4 million of goodwill relating to assembled workforce in Korea, none of the goodwill is expected to be deductible for income tax purposes.

        The Company incurred a total of $22 million of expenses related to the acquisition of Samsung in fiscal year 2012, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

        The amounts of revenue and earnings of the acquired assets of Samsung's HDD business included in the Company's Consolidated Statement of Operations from the acquisition date to the period ended June 29, 2012, were as follows:

(Dollars in millions)
Revenue	$970
Net income	$104

        The unaudited pro forma financial results presented below for fiscal years ended June 29, 2012 and July 1, 2011, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 3, 2010. The pro forma results combine the historical results of the Company for the fiscal years ended June 29, 2012 and July 1, 2011, respectively, and the historical results of the acquired assets and liabilities of Samsung's HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011
Revenue	$16,113	$13,853
Net income	$2,761	$370

        The pro forma results for the fiscal years ended June 29, 2012 and July 1, 2011, include adjustments of $65 million and $115 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010.

4. Goodwill and Other Long-lived Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)
Balance as of July 1, 2011	$31
Goodwill acquired(1)	432

Balance as of June 29, 2012	$463

(1)
During the six months ended June 29, 2012, the Company recorded adjustments that resulted in a net decrease in goodwill acquired of $5 million. For further information on these adjustments, see "Note 3. Acquisitions."

  Other Intangible Assets

        Other intangible assets consist primarily of existing technology, customer relationships and In-process research and development acquired in business combinations. With the exception of In-process research and development, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization of the existing technology intangible asset is charged to Cost of revenue while the amortization of the other intangible assets is included in Operating expenses in the Consolidated Statements of Operations. In-process research and development has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of In-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for in-process research and development. Upon completion of the in-process research and development, the related assets will be accounted for as a finite-lived intangible asset, and will be amortized over its useful life.

        In fiscal years 2012, 2011 and 2010, amortization expense for other intangible assets was $75 million, $6 million and $35 million, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of other intangible assets subject to amortization as of June 29, 2012, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$137	$(37)	$100	1.5 years
Customer relationships	399	(37)	362	5.2 years

Total amortizable other intangible assets	$536	$(74)	$462	4.4 years

        The carrying value of other intangible assets subject to amortization as of July 1, 2011 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$3	$(2)	$1	0.5 year

        The carrying value of In-process research and development was $44 million and $0 as of June 29, 2012 and July 1, 2011, respectively.

        As of June 29, 2012, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
2013	$139
2014	102
2015	70
2016	64
2017	59
Thereafter	28

$462

  Impairment of Other Long-lived Assets (Property, equipment, leasehold improvements, and other intangible assets)

        During fiscal year 2010, the Company committed to a plan to sell certain equipment related to certain research activities that had ceased. The Company recorded a charge of $57 million in order to write down the carrying amount of these assets to estimated fair value less costs to sell. As of July 1, 2011, the Company had completed the sale of these assets and there were no impairment of other long-lived assets recorded in fiscal years 2012 and 2011.

5. Restructuring and Exit Costs

        During fiscal year 2012, the Company recorded restructuring charges of $4 million, comprised primarily of charges related to post-employment costs associated with a number of small restructuring plans. During fiscal year 2011, the Company recorded restructuring and other charges of $18 million, mainly comprised of charges related to the closure of its Ang Mo Kio ("AMK") manufacturing operations in Singapore (the "AMK Plan") and costs associated with the closure of facilities previously announced. During fiscal year 2010, the Company recorded restructuring and other charges of $66 million, mainly

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprised of charges related to the AMK Plan and additional restructuring charges related to its Pittsburgh, Pennsylvania facility and facilities acquired as part of the 2006 acquisition of Maxtor Corporation ("Maxtor"). The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

        2010 Plan.    From the inception of the Company's restructuring plan announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company recorded a total of $4 million related to employee termination costs. The 2010 Plan was completed during the fiscal year ended July 1, 2011.

        AMK Plan.    In August 2009, the Company announced that it will close its AMK manufacturing operations in Singapore. Operations at this facility had ceased as of the third quarter of fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company's Asia International Headquarters remains in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company currently estimates total restructuring charges of approximately $50 million, all in cash, including approximately $42 million for post-employment benefits, approximately $6 million for the relocation of manufacturing equipment, and approximately $2 million for other plant closure and relocation costs. From the inception of the plan the Company has recorded $48 million in restructuring charges. During fiscal year 2012, the Company made cash payments of $5 million under the AMK Plan and there were no restructuring charges related to the plan during fiscal year 2012. Payments under the AMK plan are expected to continue through fiscal year 2013.

        Other Restructuring and Exit Costs.    Through June 29, 2012, the Company has recorded restructuring charges of approximately $121 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating to $270 million related to its acquisition of Maxtor. These plans are currently expected to result in total charges of approximately $405 million. During fiscal year 2012, the Company incurred restructuring charges of $3 million in post-employment benefits, and $2 million in other exit costs primarily related to the closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities and to other smaller restructuring plans. In addition, the Company recorded an adjustment to reduce the reserves related to facility lease obligations in the amount of $1 million and made cash payments of $13 million related to these plans during fiscal year 2012. Payment of these exit costs are expected to continue through the end of fiscal year 2017.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's restructuring activities for fiscal years 2012, 2011 and 2010:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 3, 2009	$61	$40	$—	$101
Restructuring charges	42	15	7	64
Cash payments	(62)	(14)	(7)	(83)
Adjustments	(3)	5	—	2

Accrual balances at July 2, 2010	38	46	—	84
Restructuring charges	3	4	8	15
Cash payments	(36)	(19)	(8)	(63)
Adjustments	3	—	—	3

Accrual balances at July 1, 2011	8	31	—	39
Restructuring charges	3	—	2	5
Cash payments	(8)	(8)	(2)	(18)
Adjustments	—	(1)	—	(1)

Accrual balances at June 29, 2012	$3	$22	$—	$25

        Of the accrued restructuring balance of approximately $25 million at June 29, 2012, $9 million is included in Accrued expenses and $16 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $39 million at July 1, 2011, $15 million is included in Accrued expenses and $24 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

6. Debt

  Short-Term Borrowings

        On January 18, 2011, the Company, and its subsidiary Seagate HDD Cayman entered into a Credit Agreement which provides for a $350 million senior secured revolving credit facility. The Company and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The $350 million revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of June 29, 2012, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The credit agreement that governs the revolving credit facility contains certain covenants that the Company must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum amount of cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 29, 2012, the Company was in compliance with all covenants, including the financial ratios that it is required to maintain.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In addition, any time before May 1, 2012, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 110% of the principal amount plus accrued interest to the redemption date. During the fiscal year 2012, the Company repurchased $96 million aggregate principal amount of its 2014 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the redemption of approximately $17 million, which is included in Other, net in the Company's Consolidated Statements of Operations for the fiscal year ended June 29, 2012. During the fiscal year 2011, the Company redeemed approximately $14 million aggregate principal amount of its 2014 Notes for cash at 110% of their principal amount, plus accrued and unpaid interest to the redemption date. The Company recorded a loss on the redemption of approximately $2 million, which is included in Other, net in the Company's Consolidated Statements of Operations for the fiscal year ended July 1, 2011.

        $600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the "2016 Notes").    On September 20, 2006, the Company's subsidiary, Seagate Technology HDD Holdings, completed the sale of $600 million aggregate principal amount of the 2016 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100%

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points.

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

        $600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the "2020 Notes").    On May 13, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2020 Notes were approximately $587 million, which the Company intends to use to repay, redeem and/or repurchase a portion of the Company's outstanding indebtedness and for general corporate purposes. The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The 2020 Notes are redeemable any time prior to May 1, 2015 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2020 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2015 plus interest payments due through May 1, 2015, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2020 Notes are redeemable at any time on or after May 1, 2015 at various prices expressed as a percentage of the principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2013, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 106.875% of the principal amount plus accrued interest to the redemption date.

        $600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The net proceeds from the offering of the 2021 Notes were approximately $588 million, which the Company intends to use for general corporate purposes, which may include the repayment, redemption and/or repurchase of a portion of its outstanding indebtedness, capital expenditures and investments in its business. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 2, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date.

        At June 29, 2012, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2013	$—
2014	319
2015	—
2016	—
2017	600
Thereafter	1,950

$2,869

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
Current tax expense (benefit):
U.S. Federal	$—	$(6)	$(14)
U.S. State	(2)	—	1
Non-U.S.	50	28	9

Total Current	48	22	(4)

Deferred tax expense (benefit):
U.S. Federal	(30)	23	(37)
U.S. State	2	3	2
Non-U.S.	—	20	(1)

Total Deferred	(28)	46	(36)

Provision for (benefit from) income taxes	$20	$68	$(40)

        Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
U.S.	$137	$100	$58
Non-U.S	2,745	479	1,511

	$2,882	$579	$1,569

        The Company recorded an excess tax benefit associated with stock option deductions in fiscal years 2012 and 2011 of $6 million and $2 million, respectively, and no excess tax benefits in 2010.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011
Deferred tax assets
Accrued warranty	$116	$130
Inventory valuation accounts	68	68
Receivable reserves	18	18
Accrued compensation and benefits	117	117
Depreciation	112	126
Restructuring accruals	8	10
Other accruals and deferred items	45	50
Net operating losses and tax credit carry-forwards	1,074	1,087
Other assets	8	10

Total Deferred tax assets	1,566	1,616
Valuation allowance	(1,064)	(1,146)

Net Deferred tax assets	502	470

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(11)	(8)
Trading Securities—Unrealized Gain	—	(2)
Accrued compensation	(1)	—
Depreciation	—	(5)

Total Deferred tax liabilities	(12)	(15)

Net Deferred tax assets	490	455
Deferred taxes on inter-company transactions	—	7

Total Deferred tax assets	$490	$462

As Reported on the Balance Sheet
Current assets—Deferred income taxes	$104	$99
Non-current assets—Deferred income taxes	396	374
Other current liabilities	(10)	(11)

Total Deferred income taxes	$490	$462

        The deferred tax asset valuation allowance decreased by approximately $82 million in fiscal year 2012, decreased by approximately $18 million in fiscal year 2011 and decreased by approximately $133 million in fiscal year 2010.

        At June 29, 2012, the Company recorded $490 million of net deferred tax assets. The realization of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 29, 2012, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $2.7 billion, $1.8 billion and $540 million, respectively, which will expire at various dates beginning in fiscal year 2013, if not utilized. At June 29, 2012, the Company had U.S. federal and state tax credit carryforwards of $293 million and $70 million, respectively, which will expire at various dates beginning in fiscal year 2013, if not utilized.

        At June 29, 2012, the use of approximately $346 million and $90 million of the Company's U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law.

        For purposes of the tax reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
Provision (benefit) at statutory rate	$720	$145	$392
Net U.S. state income tax provision	(2)	2	3
Permanent differences	1	—	2
Valuation allowance	(70)	(18)	(77)
Non-U.S. losses with no tax benefits	1	7	31
Non-U.S. earnings taxed at less than statutory rate	(645)	(102)	(393)
Tax expense related to intercompany transactions	6	26	26
Other individually immaterial items	9	8	(24)

Provision for (benefit from) income taxes	$20	$68	$(40)

        A substantial portion of the Company's operations in Malaysia, Singapore, and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company's net income by approximately $504 million in fiscal year 2012 ($1.14 per share, diluted), to increase the Company's net income by $117 million in fiscal year 2011 ($0.25 per share, diluted), and to increase the Company's net income by approximately $307 million in fiscal year 2010 ($0.60 per share, diluted).

        Since establishing Irish tax residency in fiscal year 2010, the Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 29, 2012 was approximately $2.8 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $700 million would result.

        As of June 29, 2012 and July 1, 2011, the Company had approximately $135 million and $128 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate is $135 million and $128 million as of June 29, 2012 and July 1, 2011, respectively, subject to certain future valuation allowance reversals.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	July 2, 2010
Balance of unrecognized tax benefits at the beginning of the year	$128	$115	$118
Gross increase for tax positions of prior years	1	30	2
Gross decrease for tax positions of prior years	(3)	(24)	(5)
Gross increase for tax positions of current year	13	13	6
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	(4)
Lapse of statutes of limitation	(3)	(10)	(3)
Non-U.S. exchange (gain)/loss	(1)	4	1

Balance of unrecognized tax benefits at the end of the year	$135	$128	$115

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2012, the Company recognized a net tax expense for interest and penalties of $2 million as compared to a net tax expense for interest and penalties of less than $1 million and a net tax benefit of $1 million during fiscal year 2011 and fiscal year 2010, respectively. As of June 29, 2012, the Company had $17 million of accrued interest and penalties related to unrecognized tax benefits compared to $15 million in fiscal year 2011.

        During the 12 months beginning June 30, 2012, the Company expects to reduce its unrecognized tax benefits by approximately $5 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In May 2011, the U.S. Internal Revenue Service (IRS) completed its field examination of the Company's U.S. federal income tax returns for fiscal years ending in 2005 through 2007. The IRS issued a Revenue Agent's Report and proposed certain adjustments. The Company is currently contesting one of these proposed adjustments through the IRS Appeals Office. The Company believes that the resolution of this disputed issue will have no material impact on its financial statements.

        With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examinations for years ending prior to fiscal year 2004. The Company is also no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2005.

8. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The effective portions of designated cash flow

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of June 29, 2012 and July 1, 2011.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2012, 2011, and 2010. As of June 29, 2012, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is not material.

        The following tables show the total notional value of the Company's outstanding foreign currency forward exchange contracts as of June 29, 2012 and July 1, 2011:

	As of June 29, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$252
Singapore dollars	50	21
Chinese renminbi	27	—
Czech koruna	—	7

	$77	$280

	As of July 1, 2011
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$98	$235
Singapore dollars	212	9
Chinese renminbi	78	—
Czech koruna	—	11

	$388	$255

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its SDCP. Prior to January 3, 2011, the Company had a total return swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. Effective January 3, 2011, the Company cancelled the TRS, and currently manages its exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees' investment options.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of June 29, 2012 and July 1, 2011:

	As of June 29, 2012
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)

Total derivatives		$1		$(2)

	As of July 1, 2011
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(4)

Total derivatives		$5		$(6)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on Other comprehensive income (loss) (OCI) and the Consolidated Statements of Operations for the fiscal year ended June 29, 2012:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$(7)	Cost of revenue	$(5)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(6)

        The following tables show the effect of the Company's derivative instruments on OCI and the Consolidated Statements of Operations for the fiscal year ended July 1, 2011:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$39	Cost of revenue	$39	Cost of revenue	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$18
Total return swap	Operating expenses	14

		$32

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended July 1, 2011.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Fair Value

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,140	$—	$—	$1,140
Commercial paper	—	393	—	393
Corporate bonds	—	209	—	209
U.S. treasuries and agency bonds	—	99	—	99
Certificates of deposit	—	4	—	4
Other debt securities	—	99	—	99

Total cash equivalents and short-term investments	1,140	804	—	1,944

Restricted cash and investments:
Mutual Funds	66	—	—	66
Other debt securities	25	2	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	2	—	2

Total assets	$1,231	$808	$15	$2,054

Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)

Total liabilities	$—	$(2)	$—	$(2)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,140	$393	$—	$1,533
Short-term investments	—	411	—	411
Restricted cash and investments	91	2	—	93
Other current assets	—	2	—	2
Other assets, net	—	—	15	15

Total assets	$1,231	$808	$15	$2,054

Liabilities:
Accrued expenses	$—	$(2)	$—	$(2)

Total liabilities	$—	$(2)	$—	$(2)

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

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 29, 2012, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        The Company's Level 3 assets consist of auction rate securities with a par value of $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through June 29, 2012. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the fiscal years ended July 2, 2010, July 1, 2011 and June 29, 2012:

(Dollars in millions)	Auction Rate Securities
Balance at July 3, 2009	$18
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	(1)
Unrealized gains (losses)(2)	—
Sales and settlements	—

Balance at July 2, 2010	17
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and settlements	(1)

Balance at July 1, 2011	16
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and settlements	(1)

Balance at June 29, 2012	$15

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

  Items Measured at Fair Value on a Non-Recurring Basis

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at June 29, 2012 and July 1, 2011

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaled $40 million and $27 million, respectively. The following table presents the Company's assets and liabilities that were measured at fair value on a non-recurring basis during the year fiscal year 2012:

	Fair Value Measurements Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Equity investment	$—	$—	$5	$5

        During the fiscal years 2012, 2011 and 2010, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized a charge of $7 million, $5 million and $13 million, respectively, in order to write down the carrying amount of the investment to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach, which was then used to estimate the applicable portion of the fair value of its underlying intellectual property assets.

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value of the Company's debt is derived using the average of bid and ask prices from brokers on the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company's debt and capital lease in order of maturity:

	June 29, 2012		July 1, 2011
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Capital Leases	$—	$—	$1	$1
6.375% Senior Notes due October 2011	—	—	559	561
10.0% Senior Secured Second-Priority Notes due May 2014	314	359	403	481
6.8% Senior Notes due October 2016	599	662	599	647
7.75% Senior Notes due December 2018	750	836	750	780
6.875% Senior Notes due May 2020	600	639	600	591
7.00% Senior Notes due November 2021	600	650	600	598

	2,863	3,146	3,512	3,659
Less short-term borrowings and current portion of long-term debt	—	—	(560)	(562)

Long-term debt, less current portion	$2,863	$3,146	$2,952	$3,097

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 396,032,905 shares were outstanding as of June 29, 2012, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 29, 2012.

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

  Dividends

        During fiscal year 2012, the Company declared and paid cash dividends of $0.86 per share of its ordinary shares, aggregating $369 million. During fiscal year 2011, the Company declared a cash dividend of $0.18 per share of its ordinary shares, aggregating $77 million (including $3 million withheld for taxes). Of the $77 million dividend declared during fiscal year 2011, $74 million was paid in fiscal year 2011 and $3 million was paid in fiscal year 2012.

  Repurchases of Equity Securities

        On January 27, 2010, the Company's Board of Directors authorized an Anti-Dilution Share Repurchase Program (the "January 2010 Anti-Dilution Share Repurchase Program"), which was publicly announced on February 1, 2010. The repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. There was no minimum or maximum number of shares to be repurchased. On April 26, 2012, the Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, which was so terminated effective April 26, 2012.

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

        All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        As of June 29, 2012, $2.6 billion remained available for repurchase under the existing repurchase authorization limit.

        The following tables set forth information with respect to repurchases of the Company's ordinary shares made during fiscal year 2012, 2011 and 2010:

(In millions)	Number of Shares Repurchased		Dollar Value of Shares Repurchased
Cumulative repurchased as of July 3, 2009	—		$—
Repurchased in fiscal year 2010	32	(1)	584	(1)

Cumulative repurchased through July 2, 2010	32		584
Repurchased in fiscal year 2011	57	(2)	822	(2)

Cumulative repurchased through July 1, 2011	89		1,406
Repurchased in fiscal year 2012	101		2,426

Cumulative repurchased through June 29, 2012	190		$3,832

(1)
Represents repurchases under the January 2010 Anti-Dilution Share Repurchase Program.

(2)
Includes 21 million shares of repurchases or $305 million under the January 2010 Anti-Dilution Share Repurchase Program.

11. Compensation

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

        Seagate Technology plc 2012 Equity Incentive Plan (the "EIP").    On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27,000,000 ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the SCP as of the effective date of the EIP (which was equal to 11,041,148 ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the "Share Reserve"). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively,

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

"Full-Value Share Awards") will generally be counted against the Share Reserve as two and one-tenth shares for every one share granted. As of June 29, 2012, there were approximately 37.4 million ordinary shares available for issuance under the EIP.

        Shares that are subject to Full-Value Share Awards will generally vest over a period of three to four years. Options will generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the EIP have an exercise price equal to the closing price of the Company's ordinary shares on date of grant.

        Seagate Technology plc 2004 Share Compensation Plan (the "SCP").    A maximum of 63.5 million ordinary shares were issuable under the SCP, including 10 million authorized for issuance of share awards and restricted units. Share awards and restricted units granted to employees generally vest 25% annually. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted under the SCP were granted at fair market value. On November 4, 2011, the Company filed Post-Effective Amendment No. 1 to deregister 11,041,148 ordinary shares that remained available for grant as of October 27, 2011 under the SCP and no shares have been granted from the SCP subsequent to that date.

        The Company granted performance awards to its senior executive officers under the SCP that include a market-based condition. A single award represents the right to receive a single ordinary share of the Company. Vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors. During fiscal year 2012 and 2011, the Company granted 0.6 million and 0.3 million of performance awards, respectively, under the SCP. These awards vest after the end of the performance period of 3 years from the grant date. The performance goals are a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

        The Company also granted 0.6 million and 0.2 million of performance awards during fiscal year 2012 and 2011 to its senior executive officers under the SCP. These awards are awards with a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. These units' vesting is contingent on the Company achieving an AEPS goal of $1.00 for the prior fiscal year. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

        Seagate Technology plc Stock Purchase Plan (the "ESPP").    There are 40 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ordinary shares. As of June 29, 2012 there were approximately 4 million ordinary shares available for issuance under the ESPP.

        i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan").    In October 2010, i365, Inc. ("i365"), a wholly owned subsidiary of the Company, adopted the i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan"). A maximum of 5 million shares of i365's common stock are issuable under the i365 Plan. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. During fiscal year 2011, the Company issued options for the purchase of approximately 4 million shares of i365 common stock with an exercise price of $1.59, respectively. As of June 29, 2012, there were approximately 1 million shares of common stock available for issuance under the i365 Plan. The compensation expense associated with options granted to date under the i365 Plan is not material for fiscal year 2012 or 2011.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Fair Value—The fair value of the Company's nonvested awards and performance awards subject to an AEPS condition for fiscal years 2012, 2011, and 2010, is the price of the Company's shares on the grant date. The weighted average grant date fair value of awards granted are as follows:

	Fiscal Years
	2012	2011	2010
Nonvested awards
Weighted-average fair value	$13.14	$11.61	$15.47
Performance awards
Weighted-average fair value	$11.16	$13.63	N/A

        The fair value of the Company's shares related to options granted to employees, shares issued from the ESPP and performance awards subject to TSR/ROIC conditions for fiscal years 2012, 2011, and 2010 were estimated using the following assumptions:

	Fiscal Years
	2012	2011	2010
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	49 – 53%	49 – 57%	51 – 57%
Weighted-average volatility	50%	55%	53%
Expected dividend rate	3.8 – 6.5%	0 – 4.3%	—%
Weighted-average expected dividend rate	5.89%	0.08%	—%
Risk-free interest rate	0.6 – 0.9%	0.9 – 1.8%	1.7 – 2.1%
Weighted-average fair value	$3.61	$5.32	$6.45
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	45 – 54%	44 – 47%	49 – 60%
Weighted-average volatility	49%	45%	55%
Expected dividend rate	3.9 – 5.2%	—%	—%
Weighted-average expected dividend rate	4.66%	—%	—%
Risk-free interest rate	0.1 – 0.2%	0.1 – 0.2%	0.2 – 0.3%
Weighted-average fair value	$4.89	$3.42	$4.19
Performance awards subject to market condition
Expected term (in years)	2.96	2.96	N/A
Weighted-average volatility	65%	64%	N/A
Expected dividend rate	6.4%	—%	N/A
Risk-free interest rate	0.34%	0.81%	N/A
Weighted-average fair value	$10.05	$12.13	N/A

  Stock Compensation Expense

        The Company recorded $51 million, $51 million and $57 million of stock-based compensation during fiscal years 2012, 2011, and 2010, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at July 1, 2011	46.4	$13.44	3.3	$259
Granted	2.0	13.56
Exercised	(23.0)	13.49
Forfeitures	(0.7)	6.02
Expirations	(2.1)	18.09

Outstanding at June 29, 2012	22.6	$13.18	3.3	$264

Vested and expected to vest at June 29, 2012	21.7	$13.39	3.2	$250

Exercisable at June 29, 2012	14.2	$16.10	2.4	$126

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at June 29, 2012. During fiscal years 2012, 2011, and 2010, the aggregate intrinsic value of options exercised under the Company's stock option plans was $245 million, $76 million and $41 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2012 was approximately $17 million.

        At June 29, 2012, the total compensation cost related to options granted to employees but not yet recognized was approximately $20 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Awards Activity

        The following is a summary of nonvested award activities:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Nonvested at July 1, 2011	2.5	$12.05
Granted	2.5	$13.14
Forfeitures	(0.2)	$11.70
Vested	(0.8)	$12.77

Nonvested at June 29, 2012	4.0	$12.62

        At June 29, 2012, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $36 million, net of estimated forfeitures of approximately $3 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.9 years

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal year 2012 was approximately $11 million.

  Performance Awards

        The following is a summary of performance award activities:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance awards at July 1, 2011	0.6	$12.05
Granted	1.2	$10.05
Forfeitures	—	$—
Vested	(0.1)	$11.36

Performance awards at June 29, 2012	1.7	$10.69

        At June 29, 2012, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $16 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3 years.

  ESPP

        During fiscal years 2012, 2011 and 2010, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $17 million, $7 million and $31 million respectively. At June 29, 2012, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2012, the Company issued 3.0 million ordinary shares with a weighted-average purchase price of $11.79 per share.

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $3,500 per participating employee. During fiscal years 2012, 2011, and 2010, the Company made matching contributions of $13 million, $13 million and $12 million, respectively.

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. The Company's assets designated to pay benefits under the plan are held by a rabbi trust. The assets and liabilities of a rabbi trust are accounted for as assets and liabilities of the Company. As of June 29, 2012 and July 1, 2011, the assets held in the rabbi trust were approximately $73 million and $84 million, respectively, and are included in Restricted cash and investments in the Consolidated Balance Sheets. The deferred compensation

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation related to the rabbi trust included in Accrued expenses on the accompanying Consolidated Balance Sheets was approximately $82 million and $93 million as of June 29, 2012 and July 1, 2011, respectively.

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	June 29, 2012	July 1, 2011	July 2, 2010
Numerator:
Net income	$2,862	$511	$1,609
Adjustment for interest expense on 6.8% Convertible Senior Notes due April 2010	—	—	5

Net income, as adjusted	$2,862	$511	$1,614

Number of shares used in per share calculations:
Total shares for purpose of calculating basic net income per share	426	451	491
Weighted-average effect of dilutive securities:
Employee equity award plans	15	16	20
2.375% Convertible Senior Notes due August 2012	—	—	1
6.8% Convertible Senior Notes due April 2010	—	—	2

Dilutive potential shares:	15	16	23

Total shares for purpose of calculating diluted net income per share	441	467	514

Net income per share:
Basic net income per share	$6.72	$1.13	$3.28

Diluted net income per share	$6.49	$1.09	$3.14

        The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 29, 2012	July 1, 2011	July 2, 2010
Employee equity award plans	7	15	20

13. Business Segment and Geographic Information

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In fiscal years 2012, 2011 and 2010, Dell Inc. accounted for approximately 15%, 13% and 11% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 14%, 15% and 16% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

        Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010
	(In millions)
Revenue from external customers(1):
Singapore	$7,847	$5,507	$5,546
United States	3,845	3,043	3,081
The Netherlands	3,089	2,344	2,728
Other	158	77	40

Consolidated	$14,939	$10,971	$11,395

Long-lived assets:
Singapore	$868	$748	$888
Thailand	409	380	287
United States	318	355	369
China	270	277	246
Malaysia	144	173	208
Other	928	462	398

Consolidated	$2,937	$2,395	$2,396

(1)
Revenue is attributed to countries based on the shipping location.

14. Legal, Environmental and Other Contingencies

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Intellectual Property Litigation

        Convolve, Inc. ("Convolve") and Massachusetts Institute of Technology ("MIT") v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, "Shaping Command Inputs to Minimize Unwanted Dynamics" (the '635 patent) and U.S. Patent No. 5,638,267, "Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System" (the '267 patent), misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve and MIT's Input Shaping® and Convolve's Quick and Quiet™ technology. The plaintiffs claimed their technology is incorporated in the Company's sound barrier technology, which was publicly announced on June 6, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. If willful infringement is found by the jury, the court may assess, in addition to compensatory damages for the infringement, punitive damages in an amount up to three times the amount of such compensatory damages. If willful and malicious misappropriation is found by the jury, the court may assess, in addition to compensatory damages for the misappropriation, punitive damages in an amount up to two times the amount of such compensatory damages. On November 6, 2001, the U.S. Patent and Trademark Office ("USPTO") issued to Convolve US Patent No. 6,314,473, "System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device," (the '473 patent"). Convolve filed an amended complaint on January 16, 2002, alleging defendants infringe this patent. The '635 patent expired on September 12, 2008. The court ruled in 2010 that the '267 patent was out of the case.

        On August 16, 2011, the court granted in part and denied in part the Company's motion for summary judgment. The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue. The court also denied Convolve's request for enhanced damages as moot and dismissed Convolve's request for injunctive relief. Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit. Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011. A hearing before the Court of Appeals has not yet been scheduled. In view of the court's August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Alexander Shukh v. Seagate Technology—On February 12, 2010, former Seagate engineer Alexander Shukh filed a complaint and an amended complaint against the Company in Minnesota federal court, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. Trial is scheduled to begin July 1, 2013. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, "Thin Film Heads Having Solenoid Coils," and U.S. Patent No. 6,195,232, "Low-Noise Toroidal Thin Film Head With Solenoidal Coil." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys' fees and costs. On March 2, 2012, the district court granted Seagate's motion for summary judgment of non-infringement and entered judgment in favor of Seagate. On March 7, 2012, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit. A hearing before the Court of Appeals has not yet been scheduled. In view of the court's March 2, 2012 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Rembrandt in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of loss related to this matter.

        Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same—On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other respondents, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. On July 25, 2012, the ITC gave notice that it had determined to terminate the investigation with a finding of no violation of Section 337 by Seagate and the other respondents. In light of the July 25, 2012 notice and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

        LEAP Co., Ltd. v. Seagate Singapore International Headquarters Pte. Ltd. and Nippon Seagate Inc.—On July 4, 2012, LEAP Co., Ltd. filed a lawsuit in the Tokyo District Court of Japan against Seagate Singapore International Headquarters Pte. Ltd., Nippon Seagate Inc. and Buffalo Inc. alleging wrongful termination of purchase agreements and other claims, and seeking approximately $38 million in damages. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union ("EU") enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern ("SVHCs") in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company's business.

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

15. Commitments

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 29, 2012 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2013	$38
2014	27
2015	16
2016	11
2017	6
Thereafter	79

$177

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $34 million, $24 million and $25 million for fiscal years 2012, 2011 and 2010, respectively. Total sublease rental income for fiscal years 2012, 2011 and 2010 was $6 million, $12 million and $10 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 29, 2012, total future lease income to be recognized for the Company's existing subleases is approximately $8 million.

        During the fiscal year 2011, the Company entered into a sale-leaseback transaction for its AMK facility in Singapore. The transaction was completed in the fourth fiscal quarter and net proceeds were $73 million. Upon execution of the sale, the Company recognized a $15 million gain and an additional $26 million of deferred gain. The deferred gain is being recognized ratably over the minimum lease term of three years, as an offset to the related rental expense. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. As of June 29, 2012, the total future minimum lease payments for the leaseback were $12 million, which are included in the total future minimum lease payments for operating leases shown above.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the 2006 acquisition of Maxtor. As of June 29, 2012, the Company had a $10 million adverse leasehold interest related to leases acquired from Maxtor. The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $12 million and $16 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at June 29, 2012 and July 1, 2011, respectively.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing facilities and purchases of equipment approximated $236 million at June 29, 2012.

16. Guarantees

  Indemnifications to Officers and Directors

        On May 4, 2009, prior to the Redomestication (defined below) Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"), then the parent company, entered into a new form of indemnification agreement (the "Revised Indemnification Agreement") with its officers and directors of Seagate-Cayman and its subsidiaries (each, an "Indemnitee"). The Revised Indemnification Agreement provides indemnification in addition to any of

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnitee's indemnification rights under Seagate-Cayman's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Caymans's request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

        On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology PLC (the Company) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the "Redomestication"). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the "Deed of Indemnity"), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a "Deed Indemnitee"), in addition to any of a Deed Indemnitee's indemnification rights under the Company's Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

        The nature of these indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay on behalf of its officers and directors. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company's product warranty liability during the fiscal years ended June 29, 2012, July 1, 2011 and July 2, 2010 were as follows:

	Fiscal Years Ended
(In millions)	June 29, 2012	July 1, 2011	July 2, 2010
Balance, beginning of period	$348	$372	$437
Warranties issued	169	199	200
Repairs and replacements	(284)	(221)	(214)
Changes in liability for pre-existing warranties, including expirations	58	(2)	(51)
Warranty liability assumed from Samsung HDD business	72	—	—

Balance, end of period	$363	$348	$372

17. Related Party Transactions

        In connection with the Company's acquisition of the Samsung HDD business, Samsung became a shareholder of the Company and appointed one of its executives on the Company's Board of Directors.

        Samsung Electronics Co. Ltd. ("Samsung") The Company recorded revenue of $407 million from sales to Samsung for fiscal year 2012. The Company made payments to Samsung in fiscal years 2012 of $102 million related to purchases of components and services. The Company had accounts payable to Samsung of $25 million and accounts receivable from Samsung of $64 million at June 29, 2012.

        During fiscal year 2012, members of the Company's board of directors also served on the boards of the following companies with which the Company had transactions:

        Symantec Corporation ("Symantec") The Company made payments of $30 million for the purchase of its new Cupertino, California facility to Symantec in fiscal year 2011.

        United Parcel Service, Inc. ("UPS") The Company made payments for freight and logistics services to UPS of $94 million, $150 million and $120 million in fiscal years 2012, 2011, and 2010, respectively. At June 29, 2012, and July 1, 2011, the Company had accounts payable to UPS of $15 million and $14 million, respectively.

        LSI Corporation ("LSI") The Company recorded revenue of $4 million, $65 million and $63 million from sales to LSI for fiscal years 2012, 2011, and 2010, respectively. The Company made payments to LSI in fiscal years 2012, 2011, and 2010 of $685 million, $333 million and $320 million, respectively, related to purchases of various components. The Company had accounts payable to LSI of $455 million and $70 million at June 29, 2012 and July 1, 2011, respectively.

        Microsoft Corporation ("Microsoft") The Company recorded revenue of $54 million from sales to Microsoft for fiscal year 2012. The Company made payments to Microsoft in fiscal year 2012 of $24 million related to purchases of licensed software. The Company had accounts receivable from Microsoft of $39 million at June 29, 2012.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

        On August 3, 2012, the Company acquired 64.5% of LaCie S.A., a manufacturer of consumer storage products. The Company paid approximately $117 million in cash for the acquisition. The purchase agreement includes a contingent price supplement of 3% in the event that at least 95% of the shares and voting rights of LaCie S.A. are acquired by the Company within 6 months following closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at June 29, 2012 and July 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seagate Technology plc's internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2012 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2012 and our report dated August 8, 2012 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 8, 2012

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see Part II, Item 6. Selected Financial Data

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 29, 2012.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 29, 2012. The effectiveness of our internal control over financial reporting as of June 29, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)

Date: August 8, 2012

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2012 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 8, 2012
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 8, 2012
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 8, 2012
/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 8, 2012

Signature	Title	Date

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 8, 2012
/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 8, 2012
/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 8, 2012
/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 8, 2012
/s/ SEH-WOONG JEONG (Dr. Seh-Woong Jeong)	Director	August 8, 2012
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 8, 2012
/s/ KRISTEN M. ONKEN (Kristen M. Onken)	Director	August 8, 2012
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 8, 2012
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 8, 2012
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 8, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010
3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	7/9/2010
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010
4.1	Specimen Ordinary Share Certificate	10-K	001-3560	4.1	8/20/2010
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	9/21/2006
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	9/21/2006
4.4	Indenture dated as of May 1, 2009, among Seagate Technology International, as Issuer, Seagate Technology, Seagate Technology HDD Holdings, Maxtor Global Ltd., Seagate Technology (Ireland), Seagate Technology Media (Ireland), Seagate International (Johor) Sdn. Bhd., Penang Seagate Industries (M) Sdn. Bhd., Seagate Singapore International Headquarters Pte. Ltd., Seagate Technology (Thailand) Limited, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc. and Seagate Technology LLC, as Guarantors, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/5/2009
4.5	Form of 10.0% Senior Secured Second-Priority Note due 2014	8-K	001-31560	4.1	5/5/2009
4.6	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.2	3/3/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate HDD Cayman and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.2	3/3/2010
4.8	Second Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology International, Seagate Technology plc and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.3	3/3/2010
4.9	Third Supplemental Indenture, dated as of March 19, 2010, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	3/22/2010
4.10	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	7/6/2010
4.11	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/14/2010
4.12	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	5/14/2010
4.13	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	5/14/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.14	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	12/14/2010
4.15	Form of 7.75% Senior Note due 2018	8-K	001-31560	4.1	12/14/2010
4.16	Registration Rights Agreement dated as of December 14, 2010, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-31560	4.3	12/14/2010
4.17	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/18/2011
4.18	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	5/18/2011
4.19	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	5/18/2011
4.20
	Fourth Supplemental Indenture, dated as of February 7, 2012, among Seagate Technology International, as issuer, Seagate Business Centre (UK) Limited and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee					X
4.21
	Fifth Supplemental Indenture, dated as of March 19, 2012, among Seagate Technology International, as issuer, Seagate Korean Limited and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee					X
10.1+	Fourth Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan	10-Q	001-31560	10.1	10/27/2011
10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.1	8/20/2010
10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4(a)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.4(b)+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	7/29/2010
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/2008
10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009
10.8+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/4/2009
10.9+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.10+	Seagate Technology plc Employee Stock Purchase Plan	8-K	001-31560	10.5	7/6/2010
10.11+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors	10-Q	001-31560	10.15	5/3/2011
10.12+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010
10.13+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	2/10/2009
10.14+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	2/10/2009
10.15+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.16+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	9/13/2010
10.17+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.18+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.20	Second Lien U.S. Security Agreement dated as of May 1, 2009, among Seagate Technology International, Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.7	5/5/2009
10.21	Second Lien U.S. Pledge Agreement dated as of May 1, 2009, among Seagate Technology, Seagate Technology (US) Holdings, Inc., Maxtor Corporation, i365 Inc., Seagate Technology LLC and Seagate Technology HDD Holdings, as Pledgors, and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties (as defined therein)	8-K	001-31560	10.8	5/5/2009
10.22	Second Priority Omnibus Debenture dated May 1, 2009, between Seagate Technology, Seagate Technology HDD Holdings, Seagate Technology International, Seagate Technology (Ireland) and Seagate Technology Media (Ireland), as Chargors, and Wells Fargo Bank, National Association, as Collateral Agent or Chargee	8-K	001-31560	10.9	5/5/2009
10.23	Form of Second Priority Equitable Share Mortgage in respect of shares dated May 1, 2009, between [Seagate entity], as Mortgagor, and Wells Fargo Bank, National Association, as Collateral Agent	8-K	001-31560	10.10	5/5/2009
10.24	Second Priority Share Charge, dated September 25, 2009, between Seagate Technology International, as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.2	10/1/2009
10.25	Second Priority Debenture, dated September 25, 2009, between Seagate Singapore International Headquarters Pte. Ltd., as chargor and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.4	10/1/2009
10.26	Supplement No.1, dated as of March 1, 2010, to the Second Lien U.S. Security Agreement, dated as of May 1, 2009, among Seagate Technology International, Seagate Technology and the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.7	3/3/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Second Priority Mortgage of Shares in Seagate HDD Cayman, dated March 1, 2010, between Seagate Technology HDD Holdings, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.15	3/3/2010
10.28	Second Priority Mortgage of Shares in Seagate Technology International, dated March 1, 2010, between Seagate HDD Cayman, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.17	3/3/2010
10.29	Second Lien Debenture, dated March1, 2010, between Seagate HDD Cayman, as chargor, and Wells Fargo Bank, National Association, as chargee	8-K	001-31560	10.19	3/3/2010
10.30	Second Priority Debenture, dated March 1, 2010, between Seagate Technology plc, as chargor, and Wells Fargo Bank, National Association, as collateral agent	8-K	001-31560	10.21	3/3/2010
10.31	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010
10.32	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010
10.33	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/13/2011
10.34	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/3/2011
10.35	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	2/3/2011
10.37	Intercreditor Agreement, dated as of January 18, 2011, among The Bank of Nova Scotia, as Administrative Agent for the First Priority Secured Parties, Wells Fargo Bank, National Association, as Collateral Agent for the Second Priority Secured Parties, Seagate HDD Cayman, as Borrower, Seagate Technology International, as Second Lien Issuer, and each of the other Loan Parties thereto	10-Q	001-31560	10.51	2/3/2011
10.38	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.39	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., Seagate Technology International and Seagate Technology plc dated April 19, 2011	10-Q	001-31560	10.53	8/17/2011
10.40	Intellectual Property Agreement by and between Samsung Electronics Co., Ltd. and Seagate Technology International dated April 19, 2011	10-K	001-31560	10.54	8/17/2011
10.41	Shareholder Agreement by and between Seagate Technology plc and Samsung Electronics Co., Ltd. dated as of April 19, 2011	10-K	001-31560	10.55	8/17/2011
10.42+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011
10.43+	Seagate Technology plc 2012 Equity Incentive Plan	10-Q	001-31560	10.57	10/27/2011
10.44+	2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors)	10-Q	001-31560	10.56	4/30/2012
10.45
	Supplement No. 1, dated February 7, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent					X
10.47
	Supplement No. 2, dated as of February 14, 2012, to the Second Lien U.S. Pledge Agreement, dated as of May 1, 2009, among Seagate Technology and each of the other guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Collateral Agent					X
10.48
	Supplement No. 2, dated February 22, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent					X
10.49
	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent					X
10.50
	Supplement No. 3, dated March 19, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent					X
10.51
	Supplement No. 3, dated March 19, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent					X
10.52+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an effective date of October 24, 2012					X
10.53+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Executive Performance Unit Agreement.	S-8	333-177609	99.2	10/28/2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.54+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Restricted Share Unit Agreement.	S-8	333-177609	99.4	10/28/2011
10.55+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Option Agreement.	S-8	333-177609	99.5+	10/28/2011
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document.					X
101.SCH††	XBRL Taxonomy Extension Schema Document.					X
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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