Form 10-Q
period 2012-09-28
Seagate Technology plc
filed 2012-10-31
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of October 26, 2012, 377,494,162 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 28, 2012	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,894	$1,707
Short-term investments	476	411
Restricted cash and investments	100	93
Accounts receivable, net	1,684	2,319
Inventories	845	909
Deferred income taxes	112	104
Other current assets	638	767
Total current assets	5,749	6,310
Property, equipment and leasehold improvements, net	2,243	2,284
Goodwill	475	463
Other intangible assets, net	517	506
Deferred income taxes	403	396
Other assets, net	135	147
Total Assets	$9,522	$10,106
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,808	$2,286
Accrued employee compensation	217	344
Accrued warranty	209	235
Accrued expenses	516	531
Current portion of long-term debt	3	—
Total current liabilities	2,753	3,396
Long-term accrued warranty	128	128
Long-term accrued income taxes	87	84
Other non-current liabilities	152	138
Long-term debt, less current portion	2,867	2,863
Total Liabilities	5,987	6,609
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,124	4,950
Accumulated other comprehensive income (loss)	17	(9)
Accumulated deficit	(1,658)	(1,444)
Total Seagate Technology plc Shareholders’ Equity	3,483	3,497
Noncontrolling interest	52	—
Total Equity	3,535	3,497
Total Liabilities and Equity	$9,522	$10,106

The information as of June 29, 2012 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2012.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 28, 2012	September 30, 2011
Revenue	$3,732	$2,811
Cost of revenue	2,671	2,262
Product development	268	208
Marketing and administrative	150	105
Amortization of intangibles	19	—
Restructuring and other, net	—	—
Total operating expenses	3,108	2,575
Income from operations	624	236
Interest income	2	1
Interest expense	(55)	(69)
Other, net	29	(16)
Other expense, net	(24)	(84)
Income before income taxes	600	152
Provision for income taxes	18	12
Net income	582	140
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Seagate Technology plc	$582	$140

Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.48	$0.33
Diluted	1.42	0.32
Number of shares used in per share calculations:
Basic	394	421
Diluted	409	433
Cash dividends declared per Seagate Technology plc ordinary share	$0.32	$0.18

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	September 28, 2012	September 30, 2011
Net Income	$582	$140
Other comprehensive income, net of tax
Cash flow hedges
Change in unrealized gain (loss) on cash flow hedges, net	—	(14)
Less: reclassification for amounts included in net income	—	—
Net change	—	(14)
Marketable securities
Change in unrealized gain (loss)	27	(1)
Less: reclassification for amounts included in net income	(1)	—
Net change	26	(1)
Post-retirement plans
Change in unrealized loss on post-retirement plan	—	1
Less: reclassification for amounts included in net income	—	—
Net change	—	1
Change in foreign currency translation adjustments	1	—
Total other comprehensive income, net of tax	27	(14)
Comprehensive income	609	126
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to Seagate Technology plc	$608	$126

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 28, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$582	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	182
Share-based compensation	17	12
Loss on redemption of debt	—	5
Gain on sale of property and equipment	(6)	(10)
Gain on sale of strategic investments	(33)	—
Deferred income taxes	(5)	—
Other non-cash operating activities, net	—	10
Changes in operating assets and liabilities:
Accounts receivable, net	648	49
Inventories	110	47
Accounts payable	(373)	(298)
Accrued employee compensation	(132)	(57)
Accrued expenses, income taxes and warranty	(57)	12
Other assets and liabilities	169	68
Net cash provided by operating activities	1,132	160
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(263)	(218)
Proceeds from the sale of property and equipment	4	8
Proceeds from the sale of strategic investments	41	—
Purchases of short-term investments	(74)	(254)
Sales of short-term investments	64	214
Maturities of short-term investments	5	87
Cash used in acquisition of LaCie S.A., net of cash acquired	(36)	—
Change in restricted cash and investments	(6)	14
Net cash used in investing activities	(265)	(149)
FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	—	(34)
Repurchases of ordinary shares	(639)	(128)
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	(72)	—
Proceeds from issuance of ordinary shares under employee stock plans	157	26
Dividends to shareholders	(127)	(78)
Net cash used in financing activities	(681)	(214)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	187	(203)
Cash and cash equivalents at the beginning of the period	1,707	2,677
Cash and cash equivalents at the end of the period	$1,894	$2,474

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 28, 2012

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 29, 2012	$3,497	396	$—	$4,950	$(9)	$(1,444)	$3,497	$—
Net income	582					582	582	—
Other comprehensive income	27				26		26	1
Issuance of ordinary shares under employee stock plans	157	10	—	157	—	—	157	—
Repurchases of ordinary shares	(669)	(20)	—	—	—	(669)	(669)	—
Dividends to shareholders	(127)	—	—	—	—	(127)	(127)	—
Share-based compensation	17	—	—	17	—	—	17	—
Acquisition of majority shares of LaCie S.A.	72	—	—	—	—	—	—	72
Purchase of additional subsidiary shares from noncontrolling interest	$(21)	—	$—	$—	$—	$—	$—	$(21)
Balance at September 28, 2012	$3,535	386	$—	$5,124	$17	$(1,658)	$3,483	$52

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature.  The Company’s Consolidated Financial Statements for the fiscal year ended June 29, 2012, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 8, 2012. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 29, 2012, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 28, 2012, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 28, 2013. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended September 28, 2012 and September 30, 2011 each consisted of 13 weeks.  Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

Summary of Significant Accounting Policies

Pursuant to our adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, we elected to present separate consolidated statements of comprehensive income. Other than the revised indefinite lived intangible asset impairment testing described below, there have been no  significant changes in our significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012, as filed with the SEC on August 8, 2012 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU allows companies the option to perform a qualitative assessment in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The Company has early adopted the ASU in the first quarter of fiscal year 2013.  As required by the new ASU, the Company tests indefinite-lived intangible assets for impairment whenever events occur or circumstances change, such as declining financial performance, deterioration in the environment in which the entity operates or deteriorating macroeconomic conditions that have a negative effect on future expected earnings and cash flows that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset.  The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

2.              Balance Sheet Information

Investments

The Company’s short-term investments are comprised of readily marketable securities with remaining maturities of more than 90 days at the time of purchase.  With the exception of securities held for its non-qualified deferred compensation plan, which are classified as trading securities, the Company classifies its investment portfolio as available-for-sale.  The Company recognizes its available-for-sale investments at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

As of September 28, 2012, the Company’s Restricted cash and investments consisted of $78 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. As of June 29, 2012, the Company’s Restricted cash and investments consisted of $73 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 28, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,372	$—	$1,372
Commercial paper	296	—	296
Corporate bonds	206	2	208
U.S. treasuries and agency bonds	105	—	105
Certificates of deposit	116	—	116
Auction rate securities	17	(2)	15
Equity securities	19	24	43
Other debt securities	99	1	100
	2,230	25	2,255
Trading securities	75	3	78
Total	$2,305	$28	$2,333

Included in Cash and cash equivalents			$1,742
Included in Short-term investments			476
Included in Restricted cash and investments			100
Included in Other assets, net			15
Total			$2,333

The Company’s available-for-sale securities include investments in auction rate securities.  Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through September 28, 2012.  Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities.  The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis.  Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of September 28, 2012, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of September 28, 2012.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at September 28, 2012, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,840	$1,840
Due in 1 to 3 years	354	357
Thereafter	17	15
Total	$2,211	$2,212

Equity securities which do not have a contractual maturity date are not included in the above table.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,158	$—	$1,158
Commercial paper	393	—	393
Corporate bonds	208	1	209
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	6	—	6
Auction rate securities	17	(2)	15
Other debt securities	99	(1)	98
	1,979	(1)	1,978
Trading securities	73	—	73
Total	$2,052	$(1)	$2,051

Included in Cash and cash equivalents			$1,532
Included in Short-term investments			411
Included in Restricted cash and investments			93
Included in Other assets, net			15
Total			$2,051

As of June 29, 2012, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.  The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2012.

Strategic Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at September 28, 2012 and June 29, 2012 totaled $24 million and $40 million, respectively. The Company sold certain strategic investments during the three months ended September 28, 2012, and recorded a gain of $33 million in Other, net in the Condensed Consolidated Statements of Operations for the three months ended September 28, 2012.  In addition, a strategic investment with a cost basis of $8 million was transferred to short-term investments and classified as available-for-sale as the investee shares are now publicly traded.

Inventories

(Dollars in millions)	September 28, 2012	June 29, 2012
Raw materials and components	$216	$265
Work-in-process	198	245
Finished goods	431	399
	$845	$909

Other Current Assets

(Dollars in millions)	September 28, 2012	June 29, 2012
Vendor non-trade receivables	$404	$601
Other	234	166
	$638	$767

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	September 28, 2012	June 29, 2012
Property, equipment and leasehold improvements	$8,101	$8,020
Accumulated depreciation and amortization	(5,858)	(5,736)
	$2,243	$2,284

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of September 28, 2012, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit.

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

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate Technology HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries.

Other As part of our acquisition of LaCie S.A. during the three months ended September 28, 2012, long-term debt of $6 million was acquired, of which $3 million is classified as current.

At September 28, 2012, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
Remainder of 2013	$2
2014	322
2015	2
2016	—
2017	600
Thereafter	1,950
$2,876

4.              Income Taxes

The income tax provision of $18 million recorded in the three months ended September 28, 2012 included approximately $7 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits.

The Company’s provision for income taxes recorded for the three months ended September 28, 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the three months ended September 28, 2012, the Company’s unrecognized tax benefits excluding interest and penalties increased by $11 million to $146 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $146 million at September 28, 2012, subject to certain future valuation allowance reversals. During the 12 months beginning September 29, 2012, the Company expects to reduce its unrecognized tax benefits by approximately $5 million primarily as a result of the expiration of certain statutes of limitation.

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

5.              Acquisitions

LaCie S.A.

On August 3, 2012 the Company acquired 23,382,904 (or approximately 64.5%) of the outstanding shares of LaCie S.A. (“LaCie”) for a price of €4.05 per share with a price supplement of €0.12 per share, which is payable if the Company successfully acquires at least 95% of the outstanding shares of LaCie within 6 months of the acquisition.  Of the amount paid at the acquisition date, €9 million may be refunded to the Company if the selling shareholder is no longer employed with the Company after 36 months from the acquisition date, and is accounted for as compensation cost to be recognized over the same period.  The transaction and related agreements are expected to accelerate the Company’s growth strategy in the expanding consumer storage market, particularly in Europe, Japan and in premium distribution channels.

The acquisition-date fair value of the consideration transferred for the business combination totaled $111 million, including cash paid of $107 million, and contingent consideration of $4 million.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date (in millions):

Cash and cash equivalents	$71
Accounts receivable	29
Marketable Securities	27
Inventories	46
Other current and non-current assets	19
Property, plant and equipment	12
Intangible assets	46
Goodwill	12
Total Assets	262
Accounts payable and accrued expenses	(73)
Current and non-current portion of long-term debt	(6)
Total liabilities	(79)
Noncontrolling interest	(72)
Total	$111

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Customer relationships	$32	5.0 years
Existing technology	1	5.0 years
Trade name	13	5.0 years
Total acquired identifiable intangible assets	$46

The goodwill recognized is attributable primarily to the benefits the Company expects to derive from LaCie’s brand recognition and the acquired workforce, and is not deductible for income tax purposes.  The acquisition date fair value of the noncontrolling interest is based on the market price of their publicly traded shares as of the first trading date subsequent to the acquisition, as the shares did not trade on the acquisition date.

The amounts assigned to assets acquired and liabilities assumed in the acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including information relating to our valuation of identified intangible assets.

The Company incurred $1 million of expenses related to the acquisition of LaCie during the three months ended September 28, 2012, which are included within Marketing and administrative expense on the Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of LaCie included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date were not significant.

The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions, including a tender offer (the “Tender Offer”), which commenced on September 21, 2012, and concluded on October 18, 2012.  As of September 28, 2012, a total of $21 million of the Company’s deposit had been used to acquire an additional 10% of the outstanding shares of LaCie at a price of €4.50 per share.

Samsung Hard Disk Drive (“HDD”) Operations

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

Since acquisition date, the Company recorded adjustments to the preliminary fair value of certain assets acquired and liabilities assumed with the Samsung HDD business that resulted in a net decrease of $5 million to Goodwill. These adjustments included a $7 million increase in Other assets for spare parts and a $3 million increase to Equipment, offset by a $3 million increase in Warranty liability and a $2 million increase in Other liabilities related to certain assumed vendor obligations.   No adjustments to the preliminary fair value of assets acquired and liabilities assumed with the Samsung HDD business were recorded in the quarter ended September 28, 2012.

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

The unaudited pro forma financial results presented below for the three months ended September 30, 2011, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 2, 2011. The pro forma results combine the historical results of the Company for the three months ended September 30, 2011 and the historical results of the acquired assets and liabilities of Samsung’s HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

For the Three Months Ended
(Dollars in millions)	September 30, 2011
Revenue	$3,416
Net income	87

The pro forma results for the three months ended September 30, 2011, include adjustments of $33 million to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 2, 2011.

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 28, 2012, are as follows:

(Dollars in millions)
Balance as of June 29, 2012	$463
Goodwill acquired	12
Balance as of September 28, 2012	$475

The carrying value of other intangible assets subject to amortization as of September 28, 2012, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(54)	$84	1.2 years
Customer relationships	431	(56)	375	5.0 years
Trade name	14	—	14	4.8 years
Total amortizable other intangible assets	$583	$(110)	$473	3.9 years

The carrying value of other intangible assets subject to amortization as of June 29, 2012 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$137	$(37)	$100	1.5 years
Customer relationships	399	(37)	362	5.2 years
Total amortizable other intangible assets	$536	$(74)	$462	4.4 years

The carrying value of the Company’s non-amortized In-process research and development was $44 million as of September 28, 2012 and June 29, 2012.

For the three months ended September 28, 2012, amortization expense of other intangible assets was $36 million. For the three months ended September 30, 2011, amortization expense of other intangible assets was $1 million. As of September 28, 2012, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
Remainder of 2013	$111
2014	112
2015	80
2016	73
2017	68
Thereafter	29
$473

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The

Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.   The amount of net unrealized gains (losses) on cash flow hedges was not material as of September 28, 2012 and June 29, 2012.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 28, 2012. As of September 28, 2012, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income and expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 28, 2012 and June 29, 2012:

	As of September 28, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$64
Singapore dollars	34	12
Chinese renminbi	47	—
Czech koruna	—	2
	$81	$78

	As of June 29, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$252
Singapore dollars	50	21
Chinese renminbi	27	—
Czech koruna	—	7
	$77	$280

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of September 28, 2012:

Fair Values of Derivative Instruments as of September 28, 2012

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	—
Total derivatives		$1		$—

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of June 29, 2012:

Fair Values of Derivative Instruments as of June 29, 2012

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

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 28, 2012:

(Dollars in millions)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$—	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$2

(a)                                 The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness, for the three months ended September 28, 2012.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 30, 2011:

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

(a)                                 The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three months ended September 30, 2011.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 28, 2012:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,355	$—	$—	$1,355
Equity Securities	43	—	—	43
Commercial paper	—	296	—	296
Corporate bonds	—	208	—	208
U.S. treasuries and agency bonds	—	105	—	105
Certificates of deposit	—	111	—	111
Other debt securities	—	100	—	100
Total cash equivalents and short-term investments	1,398	820	—	2,218
Restricted cash and investments:
Mutual Funds	71	—	—	71
Other debt securities	24	5	—	29
Auction rate securities	—	—	15	15
Derivative assets	$—	$1	$—	$1
Total assets	$1,493	$826	$15	$2,334

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,355	$387	$—	$1,742
Short-term investments	43	433	—	476
Restricted cash and investments	95	5	—	100
Other current assets	—	1	—	1
Other assets, net	—	—	15	15
Total assets	$1,493	$826	$15	$2,334

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

Level 1 assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 28, 2012, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts.  The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through September 28, 2012. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 28, 2012:

(Dollars in millions)	Auction Rate Securities
Balance at June 29, 2012	$15
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	—
Balance at September 28, 2012	$15

(1)         Realized gains (losses) on auction rate securities are recorded in Other, net in the Condensed Consolidated Statements of Operations.

(2)         Unrealized gains (losses) on auction rate securities are recorded as a component of Other comprehensive income (loss) in Accumulated other comprehensive income (loss), which is a component of Shareholders’ equity.

Other Fair Value Disclosures

The Company’s debt is carried at amortized cost.  The fair value of the Company’s debt is derived using the closing price as of the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs.  Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company’s debt in order of maturity:

	September 28, 2012		June 29, 2012
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.0% Senior Secured Second-Priority Notes due May 2014	$315	$351	$314	$359
6.8% Senior Notes due October 2016	599	672	599	662
7.75% Senior Notes due December 2018	750	832	750	836
6.875% Senior Notes due May 2020	600	642	600	639
7.00% Senior Notes due November 2021	600	647	600	650
Other	6	6	—	—
	2,870	3,150	2,863	3,146
Less short-term borrowings and current portion of long-term debt	(3)	(3)	—	—
Long-term debt, less current portion	$2,867	$3,147	$2,863	$3,146

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 385,961,717 shares were outstanding as of September 28, 2012, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 28, 2012.

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

Repurchases of Equity Securities

On January 25, 2012, the Board of Directors authorized the Company to repurchase an additional $1 billion of its outstanding ordinary shares (“the January 2012 Share Repurchase Program”).

On April 26, 2012, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of September 28, 2012, $1.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following tables set forth information with respect to repurchase of the Company’s shares made during the current fiscal year:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended September 28, 2012	20	$669
Repurchased through September 28, 2012	20	$669

10.       Compensation

The Company recorded approximately $17 million and $12 million of stock-based compensation during the three months ended September 28, 2012 and September 30, 2011, respectively.

On August 1, 2012, the Company granted performance-based options and restricted share units to its CEO.  The performance-based options cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% total shareholder return (“TSR”), inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.  The performance-based restricted share units cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% TSR over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.  Compensation expense related to these restricted units for the three months ended September 28, 2012 was not material.

11.       Guarantees

Indemnifications to Officers and Directors

On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”), then the parent company, entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with its officers and directors of Seagate-Cayman and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under Seagate-Cayman’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Cayman’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology PLC (the Company) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any of a Deed Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation.  Changes in the Company’s product warranty liability during the three months ended September 28, 2012 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	September 30, 2011
Balance, beginning of period	$363	$348
Warranties issued	48	43
Repairs and replacements	(84)	(58)
Changes in liability for pre-existing warranties, including expirations	7	1
Warranty liability assumed from LaCie S.A.	3	—
Balance, end of period	$337	$334

12.       Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the ESPP, and unvested restricted share units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of Seagate Technology plc:

	For the Three Months Ended
(Dollars in millions, except per share data)	September 28, 2012	September 30, 2011
Numerator:
Net income attributable to Seagate Technology plc	$582	$140
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	394	421
Weighted-average effect of dilutive securities:
Employee equity award plans	15	12
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	409	433
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.48	$0.33
Diluted	$1.42	$0.32

The following potential shares were excluded from the computation of diluted net income per share attributable to Seagate Technology plc, as their effect would have been anti-dilutive:

	For the Three Months Ended
(In millions)	September 28, 2012	September 30, 2011
Employee equity award plans	—	16

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

On August 16, 2011, the court granted in part and denied in part the Company’s motion for summary judgment. The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue. The court also denied Convolve’s request for enhanced damages as moot and dismissed Convolve’s request for injunctive relief. Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit. Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011. A hearing before the Court of Appeals has been scheduled for December 5, 2012. In view of the court’s August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, “Thin Film Heads Having Solenoid Coils,” and U.S. Patent No. 6,195,232, “Low-Noise Toroidal Thin Film Head With Solenoidal Coil.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys’ fees and costs. On March 2, 2012, the district court granted Seagate’s motion for summary judgment of non-infringement and entered judgment in favor of Seagate. On March 7, 2012, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit. A hearing before the Court of Appeals has been scheduled for December 6, 2012. In view of the court’s March 2, 2012 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Rembrandt in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or possible range of loss related to this matter.

Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same—On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other respondents, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. On July 25, 2012, the ITC gave notice that it had determined to terminate the investigation with a finding of no violation of Section 337 by Seagate and the other respondents. On September 21, 2012, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. A hearing before the Court of Appeals has not yet been scheduled.  In light of the July 25, 2012 notice and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same-On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended.  The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012.  In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended September 28, 2012, June 29, 2012 and September 30, 2011, referred to herein as the “September 2012 quarter”, the “June 2012 quarter” and the “September 2011 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2012, June 2012, and September 2011 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 28, 2013 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products; our ability to achieve projected cost savings in connection with restructuring plans; and the risk that we will incur significant incremental costs in connection with the implementation of our recently executed transactions with Samsung or that we will not achieve the benefits expected from such transactions (see Part I, Item 1. Financial Statements-Note 5. Acquisitions in this Form 10-Q). We also encourage you to read our Annual Report on Form 10-K for the year ended June 29, 2012, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the September 2012 quarter. The September 2012 quarter summary and trends.

•                  Results of Operations. An analysis of our financial results comparing the September 2012 quarter to the June 2012 quarter and the September 2011 quarter.

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

Overview of the September 2012 Quarter

In the September 2012 quarter we shipped 58 million units during the quarter, generating $3,732 million in revenue and $1,132 million in operating cash flow.  We repurchased approximately 20 million of our ordinary shares during the quarter for approximately $669 million. Additionally, we acquired a controlling interest in LaCie S.A. (“LaCie”) for approximately $107 million in cash.

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	June 29, 2012	September 30, 2011
Revenue	$3,732	$4,482	$2,811
Cost of revenue	2,671	2,998	2,262
Gross margin	1,061	1,484	549
Product development	268	269	208
Marketing and administrative	150	140	105
Amortization of intangibles	19	18	—
Restructuring and other, net	—	—	—
Income from operations	624	1,057	236
Other income (expense), net	(24)	(44)	(84)
Income before income taxes	600	1,013	152

Provision for (benefit from) income taxes	18	—	12
Net income	582	1,013	140
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Seagate Technology plc	$582	$1,013	$140

	For the Three Months Ended
	September 28, 2012	June 29, 2012	September 30, 2011
Revenue	100%	100%	100%
Cost of revenue	72	67	80
Gross margin	28	33	20
Product development	7	6	7
Marketing and administrative	4	3	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Income from operations	17	24	8
Other income (expense), net	(1)	(1)	(3)
Income before income taxes	16	23	5

Provision for (benefit from) income taxes	—	—	—
Net income	16	23	5
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Seagate Technology plc	16%	23%	5%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages and ASPs)	September 28, 2012	June 29, 2012	September 30, 2011
Net Revenue	$3,732	$4,482	$2,811
Unit Shipments:
Enterprise	6	9	7
Client Compute	41	46	33
Client Non-Compute	11	11	11
Total Units Shipped	58	66	51
Industry Units Shipped	140	157	177
ASPs (per unit)	$63	$67	$55
Revenues by Channel
OEMs	66%	74%	67%
Distributors	24%	19%	23%
Retailers	10%	7%	10%
Revenues by Geography
Americas	25%	26%	28%
EMEA	17%	18%	21%
Asia Pacific	58%	56%	51%

We generated revenue of $3.7 billion in the September 2012 quarter, shipping 58 million units with an ASP of $63 per unit.  Revenue decreased as compared to the June 2012 quarter due to muted demand during the first three months of fiscal year 2013 and a decrease in the ASP, which was primarily attributable to price erosion and an unfavorable shift in product market mix.  The decrease in ASP was partially offset by an increase in the average capacity per product shipped. Revenue increased over the September 2011 quarter due to higher volumes, which included Samsung labeled HDD products, and more favorable pricing than the year-ago period.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the September 2012 quarter, sales programs were approximately 9.1% of gross revenue, which is within our historical range of 6%-12%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2011 and 2012, and was 0.5% in the September 2012 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	June 29, 2012	September 30, 2011
Cost of revenue	$2,671	$2,998	$2,262
Gross margin	1,061	1,484	549
Gross margin percentage	28%	33%	20%

Gross margins as a percentage of revenue decreased from the June 2012 quarter primarily due to a decrease in ASPs.  Gross margins as a percentage of revenue increased from the September 2011 quarter due to improved pricing over the year ago period.

In the September 2012 quarter, total warranty cost was 1.5% of revenue and net unfavorable changes in estimates of prior warranty accruals as a percentage of revenue were immaterial.  Warranty cost related to new shipments was 1.3% of revenue compared to 0.9% in the June 2012 quarter.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	June 29, 2012	September 30, 2011
Product development	$268	$269	$208
Marketing and administrative	150	140	105
Amortization of intangibles	19	18	—
Restructuring and other, net	—	—	—
Operating expenses	$437	$427	$313

Product development expense.  Product development expense for the September 2012 quarter remained flat compared to the June 2012 quarter.  Product development expense for the September 2012 quarter increased 29% from the same period in fiscal year 2011 primarily due to an increase in variable performance-based compensation and a full quarter of expenses for the acquired Samsung HDD business.

Marketing and administrative expense. Marketing and administrative expense for the September 2012 quarter increased slightly over the June 2012 quarter, primarily due to our costs to acquire LaCie in the current quarter.   Marketing and administrative expense for the September 2012 quarter increased by approximately 43% over the same period in fiscal year 2011, primarily due to the effect of a reversal of previously accrued litigation costs in the September 2011 quarter, the impact of the acquisition of LaCie and the Samsung HDD business in the September 2012 quarter and an increase in variable performance-based compensation in the September 2012 quarter.

Amortization of intangibles. Amortization expense of intangible assets increased when compared to the same period in fiscal year 2011 as a result of the acquisition of Samsung’s HDD business in December, 2011, and increased slightly over the June 2012 quarter due to the acquisition of LaCie.

Other income (expense), net

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	June 29, 2012	September 30, 2011
Other expense, net	(24)	(44)	(84)

Other expense, net for the September 2012 quarter decreased from the June 2012 quarter primarily due to a gain on the sale of certain strategic investments.  Other expense, net for the September 2012 quarter decreased from the September 2011 quarter primarily due to a gain on the sale of certain equity investments and a gain on deferred compensation plan assets in the September 2012 quarter, partially offset by a loss on foreign exchange remeasurement.  The corresponding gain or loss on deferred compensation plan liabilities is primarily reported in operating expenses.

Income taxes

	For the Three Months Ended
(Dollars in millions)	September 28, 2012	June 29, 2012	September 30, 2011
Provision for income taxes	$18	$—	$12

Our income tax provision recorded for the September 2012 quarter included approximately $7 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits.

Our income tax provision for the September 2012 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie is not expected to have a material impact on our effective tax rate in fiscal year 2013.

During the September 2012 quarter, our unrecognized tax benefits excluding interest and penalties increased by $11 million to $146 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $146 million at September 28, 2012, subject to certain future valuation allowance reversals. During the 12 months beginning September 29, 2012, we expect to reduce our unrecognized tax benefits by approximately $5 million primarily as a result of the expiration of certain statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of September 28, 2012.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	September 28, 2012	June 29, 2012	Change
Cash and cash equivalents	$1,894	$1,707	$187
Short-term investments	476	411	65
Restricted cash and investments	100	93	7
Total	$2,470	$2,211	$259

Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 29, 2012 as a result of cash flow from operations during the quarter, partially offset by the repurchase of our ordinary shares, payments made to acquire LaCie, capital expenditures, and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 28, 2012 of $1.1 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  a decrease of $648 million in accounts receivable, net, due to a decrease in revenues, partially offset by a higher proportion of sales occurring at the end of the quarter;

•                  a decrease of $373 million for accounts payable due to an overall decrease in volumes;

•                  a decrease of $132 million in accrued employee compensation primarily due to variable performance-based compensation paid in the September 2012 quarter; and

•                  a decrease of $198 million in vendor non-trade receivables due to a decrease in volumes.

Cash Used in Investing Activities

During the three months ended September 28, 2012, we used $265 million for net cash used in investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of $263 million, and $36 million in cash paid to acquire a controlling interest in LaCie, net of cash received.

Cash Used in Financing Activities

Net cash used in financing activities of $681 million for the three months ended September 28, 2012 was primarily attributable to approximately $639 million paid to repurchase 20 million of our ordinary shares, $127 million in dividends paid to our shareholders and $72 million paid to an escrow account in order to acquire the remaining shares of LaCie.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 28, 2012, consisted of: (1) approximately $2.4 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $100 million in restricted cash and investments, of which $78 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 28, 2012, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For the fiscal year 2013, we expect capital expenditures to be at or below our historical targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On October 24, 2012, our Board of Directors (the “Board”) approved a cash dividend of $0.32 per share, payable on November 29, 2012 to shareholders of record as of the close of business on November 14, 2012. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

From time to time we may repurchase any of our outstanding ordinary shares in the open market or through broker assisted purchases.  As of September 28, 2012, $1.9 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Since our fiscal year ended June 29, 2012, there have been no material changes in our critical accounting policies and estimates other than the policy for testing impairment of indefinite-lived intangible assets discussed in Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies in this Form 10-Q.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, as filed with the SEC on August 8, 2012, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At September 28, 2012, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our fixed income investment portfolio and debt obligations as of September 28, 2012.

Fiscal Years Ended

(Dollars in millions, except percentages)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at September 28, 2012
Assets
Cash equivalents:
Fixed rate	$1,742	$—	$—	$—	$—	$—	$1,742	$1,742
Average interest rate	0.11%						0.11%
Short-term investments:
Fixed rate	$50	$102	$191	$55	$23	$—	$421	$433
Average interest rate	0.44%	0.63%	0.73%	0.88%	0.91%		0.70%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						1.21%	1.21%
Total fixed income securities	$1,792	$102	$191	$55	$23	$17	$2,180	$2,190
Average interest rate	0.12%	0.63%	0.73%	0.88%	0.91%	1.21%	0.23%
Debt
Fixed rate	$2	$322	$2	$—	$600	$1,950	$2,876	$3,150
Average interest rate	0.89%	9.93%	0.90%		6.80%	7.25%	7.45%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the three months ended September 28, 2012, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any changes in the fair value of the ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended September 28, 2012 or September 30, 2011, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of September 28, 2012 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$64	31.11	$1
Singapore dollar	46	1.24	—
Chinese renminbi	47	6.36	—
Czech koruna	2	19.28	—
Total	$159		$1

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of September 28, 2012, we did not have credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of September 28, 2012, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of September 28, 2012, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 28, 2012.  During the quarter ended September 28, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.                     RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2012.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

The Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On January 25, 2012, our Board of Directors authorized the repurchase of up to an additional $1 billion of our outstanding ordinary shares.

On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended September 28, 2012:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

June 30, 2012 through July 27, 2012	—	$—	—	$2,557
July 28, 2012 through August 31, 2012	12.9	33.85	12.9	2,119
September 1, 2012 through September 28, 2012	7.6	30.66	7.6	1,888
Total	20.5	$32.79	20.5	$1,888

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Not applicable

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

10.14+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan

31.1+	Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	October 31, 2012	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 31, 2012	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)