Form 10-Q
period 2012-12-28
Seagate Technology plc
filed 2013-01-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

As of January 24, 2013, 358,861,313 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 28, 2012	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,383	$1,707
Short-term investments	489	411
Restricted cash and investments	98	93
Accounts receivable, net	1,648	2,319
Inventories	800	909
Deferred income taxes	112	104
Other current assets	487	767
Total current assets	5,017	6,310
Property, equipment and leasehold improvements, net	2,228	2,284
Goodwill	476	463
Other intangible assets, net	480	506
Deferred income taxes	409	396
Other assets, net	132	147
Total Assets	$8,742	$10,106
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,685	$2,286
Accrued employee compensation	287	344
Accrued warranty	195	235
Accrued expenses	473	531
Current portion of long-term debt	3	—
Total current liabilities	2,643	3,396
Long-term accrued warranty	135	128
Long-term accrued income taxes	84	84
Other non-current liabilities	140	138
Long-term debt, less current portion	2,815	2,863
Total Liabilities	5,817	6,609
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,154	4,950
Accumulated other comprehensive income (loss)	18	(9)
Accumulated deficit	(2,261)	(1,444)
Total Seagate Technology plc Shareholders’ Equity	2,911	3,497
Noncontrolling interest	14	—
Total Equity	2,925	3,497
Total Liabilities and Equity	$8,742	$10,106

The information as of June 29, 2012 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2012.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Revenue	$3,668	$3,195	$7,400	$6,007
Cost of revenue	2,676	2,185	5,347	4,448
Product development	277	259	545	467
Marketing and administrative	139	141	289	245
Amortization of intangibles	20	2	39	3
Restructuring and other, net	1	3	1	3
Total operating expenses	3,113	2,590	6,221	5,166
Income from operations	555	605	1,179	841
Interest income	2	2	4	3
Interest expense	(55)	(58)	(111)	(127)
Other, net	(3)	9	27	(8)
Other expense, net	(56)	(47)	(80)	(132)
Income before income taxes	499	558	1,099	709
Provision for (benefit from) income taxes	7	(5)	25	6
Net income	492	563	1,074	703
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$492	$563	$1,074	$703
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.33	$1.32	$2.81	$1.66
Diluted	1.30	1.28	2.73	1.61
Number of shares used in per share calculations:
Basic	369	427	382	424
Diluted	379	439	394	436
Cash dividends declared per Seagate Technology plc ordinary share	$0.70	$0.18	$1.02	$0.36

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net Income	$492	$563	$1,074	$703
Other comprehensive income, net of tax:
Cash flow hedges
Change in unrealized gain (loss) on cash flow hedges	—	3	—	(11)
Less: reclassification for amounts included in net income	—	4	—	4
Net change	—	7	—	(7)
Marketable securities
Change in unrealized gain (loss) on marketable securities	(4)	—	23	(1)
Less: reclassification for amounts included in net income	2	—	1	—
Net change	(2)	—	24	(1)
Post-retirement plans
Change in unrealized loss on post-retirement plans	—	—	—	1
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	1
Foreign currency translation adjustments	2	—	3	—
Total other comprehensive income, net of tax	—	7	27	(7)
Comprehensive income	492	570	1,101	696
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—
Comprehensive income attributable to Seagate Technology plc	$492	$570	$1,100	$696

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 28, 2012	December 30, 2011
OPERATING ACTIVITIES
Net income	$1,074	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	373
Share-based compensation	36	26
Deferred income taxes	(11)	(4)
Gain on sale of strategic investments	(33)	—
Gain on sale of property and equipment	(8)	(14)
Loss on redemption of debt	6	5
Other non-cash operating activities, net	5	10
Changes in operating assets and liabilities:
Accounts receivable, net	683	(130)
Inventories	156	181
Accounts payable	(496)	(500)
Accrued employee compensation	(62)	56
Accrued expenses, income taxes and warranty	(97)	(34)
Other assets and liabilities	293	207
Net cash provided by operating activities	1,976	879
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(427)	(361)
Proceeds from the sale of property and equipment	4	9
Purchases of short-term investments	(168)	(309)
Sales of short-term investments	125	260
Maturities of short-term investments	21	115
Proceeds from the sale of strategic investments	42	(5)
Cash used in acquisition of LaCie S.A., net of cash acquired	(36)	—
Cash used in acquisition of Samsung HDD assets and liabilities	—	(561)
Other investing activities, net	(14)	9
Net cash used in investing activities	(453)	(843)
FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(58)	(594)
Repurchases of ordinary shares	(1,510)	(191)
Dividends to shareholders	(377)	(154)
Proceeds from issuance of ordinary shares under employee stock plans	168	51
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	(72)	—
Net cash used in financing activities	(1,849)	(888)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2	—
Decrease in cash and cash equivalents	(324)	(852)
Cash and cash equivalents at the beginning of the period	1,707	2,677
Cash and cash equivalents at the end of the period	$1,383	$1,825

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 28, 2012

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 29, 2012	$3,497	396	$—	$4,950	$(9)	$(1,444)	$3,497	$—
Net income	1,074	—	—	—	—	1,074	1,074	—
Other comprehensive income	27	—	—	—	26	—	26	1
Issuance of ordinary shares under employee stock plans	168	12	—	168	—	—	168	—
Repurchases of ordinary shares	(1,510)	(50)	—	—	—	(1,510)	(1,510)	—
Dividends to shareholders	(381)	—	—	—	—	(381)	(381)	—
Share-based compensation	36	—	—	36	—	—	36	—
Acquisition of majority shares of LaCie S.A.	72	—	—	—	—	—	—	72
Purchase of additional subsidiary shares from noncontrolling interest	(58)	—	—	—	1	—	1	(59)
Balance at December 28, 2012	$2,925	358	$—	$5,154	$18	$(2,261)	$2,911	$14

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

The results of operations for the three and six months ended December 28, 2012, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 28, 2013. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended December 28, 2012 and December 30, 2011 each consisted of 13 weeks and 26 weeks, respectively.  Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

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

2.              Balance Sheet Information

Investments

The Company’s short-term investments are primarily comprised of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. With the exception of securities held for its non-qualified deferred compensation plan, which are classified as trading securities, the Company classifies its investment portfolio as available-for-sale. The Company recognizes its available-for-sale investments at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

As of December 28, 2012, the Company’s Restricted cash and investments consisted of $76 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. As of June 29, 2012, the Company’s Restricted cash and investments consisted of $73 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 28, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,077	$—	$1,077
Commercial paper	83	—	83
Corporate bonds	208	2	210
U.S. treasuries and agency bonds	101	1	102
Certificates of deposit	98	—	98
Auction rate securities	17	(2)	15
Equity securities	18	21	39
Other debt securities	103	1	104
	1,705	23	1,728
Trading securities	75	1	76
Total	$1,780	$24	$1,804

Included in Cash and cash equivalents			$1,202
Included in Short-term investments			489
Included in Restricted cash and investments			98
Included in Other assets, net			15
Total			$1,804

The Company’s available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through December 28, 2012. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of December 28, 2012, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of December 28, 2012.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at December 28, 2012, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,275	$1,275
Due in 1 to 3 years	395	399
Thereafter	17	15
Total	$1,687	$1,689

Equity securities which do not have a contractual maturity date are not included in the above table.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,158	$—	$1,158
Commercial paper	393	—	393
Corporate bonds	208	1	209
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	6	—	6
Auction rate securities	17	(2)	15
Other debt securities	99	(1)	98
	1,979	(1)	1,978
Trading securities	73	—	73
Total	$2,052	$(1)	$2,051

Included in Cash and cash equivalents			$1,532
Included in Short-term investments			411
Included in Restricted cash and investments			93
Included in Other assets, net			15
Total			$2,051

As of June 29, 2012, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2012.

Strategic Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at December 28, 2012 and June 29, 2012 totaled $27 million and $40 million, respectively.

Inventories

(Dollars in millions)	December 28, 2012	June 29, 2012
Raw materials and components	$219	$265
Work-in-process	197	245
Finished goods	384	399
	$800	$909

Other Current Assets

(Dollars in millions)	December 28, 2012	June 29, 2012
Vendor non-trade receivables	$297	$601
Other	190	166
	$487	$767

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	December 28, 2012	June 29, 2012
Property, equipment and leasehold improvements	$8,241	$8,020
Accumulated depreciation and amortization	(6,013)	(5,736)
	$2,228	$2,284

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement which provides for a $350 million senior secured revolving credit facility. Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the revolving credit facility. The revolving credit facility matures in January 2015. The $350 million revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of December 28, 2012, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit.

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

$750 million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. During the first six months of fiscal year 2013, the Company redeemed $53 million aggregate principal amount of its 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the redemptions of approximately $6 million for the three and six months ended December 28, 2012, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

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

Other As part of our acquisition of LaCie S.A. during the six months ended December 28, 2012, long-term debt of $6 million was acquired, of which $3 million is classified as current.

At December 28, 2012, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
Remainder of 2013	$2
2014	322
2015	2
2016	—
2017	600
Thereafter	1,897
$2,823

4.              Income Taxes

The income tax provision of $7 million recorded for the three months ended December 28, 2012 included approximately $6 million of net discrete tax benefits primarily from the release of tax reserves associated with the expiration of certain statutes of limitation. The income tax provision of $25 million recorded for the six months ended December 28, 2012 included approximately $1 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and six months ended December 28, 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the six months ended December 28, 2012, the Company’s unrecognized tax benefits excluding interest and penalties increased by $9 million to $144 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $144 million at December 28, 2012, subject to certain future valuation allowance reversals. During the 12 months beginning December 29, 2012, the Company expects to reduce its unrecognized tax benefits by approximately $3 million primarily as a result of the expiration of certain statutes of limitation.

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

5.              Acquisitions

LaCie S.A .

On August 3, 2012 the Company acquired 23,382,904 (or approximately 64.5%) of the outstanding shares of LaCie S.A. (“LaCie”) for a price of €4.05 per share with a price supplement of €0.12 per share, which is payable if the Company successfully acquires at least 95% of the outstanding shares of LaCie within 6 months of the acquisition. Of the amount paid at the acquisition date, €9 million is treated as compensation cost to one of the selling shareholders, who is now an employee of the Company, to be recognized over a period of 36 months from the acquisition date, and may be refunded to the Company if the selling shareholder is no longer employed at the end of that period. The transaction and related agreements are expected to accelerate the Company’s growth strategy in the expanding consumer storage market, particularly in Europe, Japan and in premium distribution channels.

The acquisition-date fair value of the consideration transferred for the business combination totaled $111 million, including cash paid of $107 million, and contingent consideration of $4 million.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date (in millions):

Cash and cash equivalents	$71
Accounts receivable	29
Marketable securities	27
Inventories	46
Other current and non-current assets	19
Property, plant and equipment	12
Intangible assets	45
Goodwill	13
Total assets	262
Accounts payable and accrued expenses	(73)
Current and non-current portion of long-term debt	(6)
Total liabilities	(79)
Noncontrolling interest	(72)
Total	$111

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Customer relationships	$31	5.0 years
Existing technology	1	5.0 years
Trade name	13	5.0 years
Total acquired identifiable intangible assets	$45

Since acquisition date, the Company recorded adjustments to the fair value of certain assets acquired and liabilities assumed with LaCie S.A. that resulted in a net increase of $1 million to Goodwill, and a corresponding decrease in Intangible assets.

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

The Company incurred $1 million of expenses related to the acquisition of LaCie during the six months ended December 28, 2012, which are included within Marketing and administrative expense on the Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of LaCie included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date were not significant.

The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of December 28, 2012, a total of $59 million of the Company’s deposit had been used to acquire an additional 29% of the outstanding shares, resulting in an ending ownership interest of approximately 93.5%.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

Since acquisition date, the Company recorded adjustments to the fair value of certain assets acquired and liabilities assumed with the Samsung HDD business that resulted in a net decrease of $5 million to Goodwill. These adjustments included a $7 million increase in Other assets for spare parts and a $3 million increase to Equipment, offset by a $3 million increase in Warranty liability and a $2 million increase in Other liabilities related to certain assumed vendor obligations.

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

The unaudited pro forma financial results presented below for the three and six months ended December 30, 2011, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 2, 2011. The pro forma results combine the historical results of the Company for the three and six months ended December 30, 2011 and the historical results of the acquired assets and liabilities of Samsung’s HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

	For the Three Months Ended	For the Six Months Ended
(Dollars in millions)	December 30, 2011	December 30, 2011
Revenue	$3,800	$7,217
Net income	526	597

The pro forma results for the three and six months ended December 30, 2011, include adjustments of $33 million and $85 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 2, 2011.

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 28, 2012, are as follows:

(Dollars in millions)
Balance as of June 29, 2012	$463
Goodwill acquired	13
Balance as of December 28, 2012	$476

The carrying value of other intangible assets subject to amortization as of December 28, 2012, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(71)	$67	1.0 years
Customer relationships	431	(75)	356	4.7 years
Trade name	14	(1)	13	4.6 years
Total amortizable other intangible assets	$583	$(147)	$436	3.8 years

The carrying value of other intangible assets subject to amortization as of June 29, 2012 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$137	$(37)	$100	1.5 years
Customer relationships	399	(37)	362	5.2 years
Total amortizable other intangible assets	$536	$(74)	$462	4.4 years

The carrying value of the Company’s non-amortized In-process research and development was $44 million  as of December 28, 2012 and June 29, 2012.

For the three and six months ended December 28, 2012, amortization expense of other intangible assets was $37 million and $73 million, respectively. For the three and six months ended December 30, 2011, amortization expense of other intangible assets was $5 million and $5 million, respectively. As of December 28, 2012, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
Remainder of 2013	$146
2014	81
2015	79
2016	68
2017	62
Thereafter	—
$436

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of December 28, 2012 and June 29, 2012.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 28, 2012 and December 30, 2011. As of December 28, 2012, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income and expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 28, 2012 and June 29, 2012:

	As of December 28, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$107
Singapore dollars	43	14
Chinese renminbi	36	—
Czech koruna	—	8
	$79	$129

	As of June 29, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$252
Singapore dollars	50	21
Chinese renminbi	27	—
Czech koruna	—	7
	$77	$280

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of December 28, 2012:

Fair Values of Derivative Instruments as of December 28, 2012

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

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 28, 2012:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$1	$3

(a)                                 The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended December 28, 2012.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 30, 2011:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into income(Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For the Three Months	For the Six Months		For the Three Months	For the Six Months		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$3	$(11)	Cost of revenue	$(4)	$(4)	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$—	$(4)

(a)                                 The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended December 30, 2011, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 28, 2012:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,060	$—	$—	$1,060
Equity securities	39	—	—	39
Corporate bonds	—	210	—	210
Other debt securities	—	104	—	104
U.S. treasuries and agency bonds	—	102	—	102
Certificates of deposit	—	93	—	93
Commercial paper	—	83	—	83
Total cash equivalents and short-term investments	1,099	592	—	1,691
Restricted cash and investments:
Mutual Funds	71	—	—	71
Other debt securities	22	5	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—
Total assets	$1,192	$597	$15	$1,804
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,060	$142	$—	$1,202
Short-term investments	39	450	—	489
Restricted cash and investments	93	5	—	98
Other current assets	—	—	—	—
Other assets, net	—	—	15	15
Total assets	$1,192	$597	$15	$1,804
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 28, 2012, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through December 28, 2012. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended December 28, 2012:

(Dollars in millions)	Auction Rate Securities
Balance at June 29, 2012	$15
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	—
Balance at December 28, 2012	$15

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

	December 28, 2012		June 29, 2012
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.0% Senior Secured Second-Priority Notes due May 2014	$315	$344	$314	$359
6.8% Senior Notes due October 2016	599	669	599	662
7.75% Senior Notes due December 2018	698	764	750	836
6.875% Senior Notes due May 2020	600	646	600	639
7.00% Senior Notes due November 2021	600	648	600	650
Other	6	6	—	—
	2,818	3,077	2,863	3,146
Less short-term borrowings and current portion of long-term debt	(3)	(3)	—	—
Long-term debt, less current portion	$2,815	$3,074	$2,863	$3,146

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 357,504,821 shares were outstanding as of December 28, 2012, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 28, 2012.

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

Dividends

During the six months ended December 28, 2012, the Company declared and paid cash dividends of $1.02 per share of its ordinary shares, aggregating $381 million (including $4 million withheld for taxes paid subsequent to December 28, 2012).

Repurchases of Equity Securities

On January 25, 2012, the Board of Directors authorized the Company to repurchase an additional $1 billion of its outstanding ordinary shares (“the January 2012 Share Repurchase Program”).

On April 26, 2012, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of December 28, 2012, $1.0 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended December 28, 2012:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended September 28, 2012	20	$669
Repurchased during the three months ended December 28, 2012	30	841
Repurchased during the six months ended December 28, 2012	50	$1,510

10.       Compensation

The Company recorded approximately $19 million and $36 million of stock-based compensation during the three and six months ended December 28, 2012, respectively. The Company recorded approximately $14 million and $26 million of stock-based compensation during the three and six months ended December 30, 2011, respectively.

On August 1, 2012, the Company granted performance-based options and restricted share units to its CEO. The performance-based options cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% total shareholder return (“TSR”), inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days. The performance-based restricted share units cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% TSR over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.  Compensation expense related to these restricted units for the three and six months ended December 28, 2012 was not material.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 28, 2012 and December 30, 2011, were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Balance, beginning of period	$337	$334	$363	$348
Warranties issued	50	42	98	85
Repairs and replacements	(67)	(67)	(151)	(125)
Changes in liability for pre-existing warranties, including expirations	10	23	17	24
Warranty liability assumed from business acquisitions	—	69	3	69
Balance, end of period	$330	$401	$330	$401

12.       Earnings Per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing income available to shareholders by the weighted-average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, unvested restricted share units and shares to be purchased under the ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in fair market value of the Company’s share price can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net income per share attributable to the shareholders of Seagate Technology plc:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Numerator:
Net income attributable to Seagate Technology plc	$492	$563	$1,074	$703
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	369	427	382	424
Weighted-average effect of dilutive securities:
Employee equity award plans	10	12	12	12
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	379	439	394	436
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.33	$1.32	$2.81	$1.66
Diluted	$1.30	$1.28	$2.73	$1.61

The following potential shares were excluded from the computation of diluted net income per share attributable to Seagate Technology plc, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
(In millions)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Employee equity award plans	1	9	—	13

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

On August 16, 2011, the court granted in part and denied in part the Company’s motion for summary judgment. The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets at issue. The court also denied Convolve’s request for enhanced damages as moot and dismissed Convolve’s request for injunctive relief. Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit. Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011. A hearing before the Court of Appeals was held on January 7, 2013; we await the court’s decision. In view of the court’s August 16, 2011 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, “Thin Film Heads Having Solenoid Coils,” and U.S. Patent No. 6,195,232, “Low-Noise Toroidal Thin Film Head With Solenoidal Coil.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys’ fees and costs. On March 2, 2012, the district court granted Seagate’s motion for summary judgment of non-infringement and entered judgment in favor of Seagate. On March 7, 2012, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit. On December 10, 2012, the Court of Appeals affirmed the district court’s judgment in favor of Seagate. In view of the Court of Appeals’ December 10, 2012 ruling, the Company does not expect this matter will result in a loss.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same—On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. The target date for completion of the investigation is February 24, 2014.  In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended December 28, 2012, September 28, 2012 and December 30, 2011, referred to herein as the “December 2012 quarter”, the “September 2012 quarter” and the “December 2011 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2012, September 2012, and December 2011 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 28, 2013 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements and possible excess industry supply with respect to particular disk drive products. We also encourage you to read our Annual Report on Form 10-K for the year ended June 29, 2012, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the December 2012 quarter. The December 2012 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the December 2012 quarter to the September 2012 quarter and the December 2011 quarter.

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

Overview of the December 2012 Quarter

In the December 2012 quarter we shipped 58 million units, generating $3,668 million in revenue and $844 million in operating cash flow. We repurchased 30 million of our ordinary shares during the quarter for approximately $841 million, and paid dividends during the quarter of $254 million, including a one-time acceleration of dividend payments of $136 million that were paid on December 28, 2012, rather than during our March 2013 quarter.

Results of Operations

We list in the table below the Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Revenue	$3,668	$3,732	$3,195	$7,400	$6,007
Cost of revenue	2,676	2,671	2,185	5,347	4,448
Gross margin	992	1,061	1,010	2,053	1,559
Product development	277	268	259	545	467
Marketing and administrative	139	150	141	289	245
Amortization of intangibles	20	19	2	39	3
Restructuring and other, net	1	—	3	1	3
Income from operations	555	624	605	1,179	841
Other income (expense), net	(56)	(24)	(47)	(80)	(132)
Income before income taxes	499	600	558	1,099	709
Provision for (benefit from) income taxes	7	18	(5)	25	6
Net income	492	582	563	1,074	703
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	$492	$582	$563	$1,074	$703

	For the Three Months Ended			For the Six Months Ended
	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Revenue	100%	100%	100%	100%	100%
Cost of revenue	73	72	68	72	74
Gross margin	27	28	32	28	26
Product development	8	7	8	7	8
Marketing and administrative	4	4	4	4	4
Amortization of intangibles	1	—	—	1	—
Restructuring and other, net	—	—	—	—	—
Income from operations	14	17	19	16	14
Other income (expense), net	(1)	(1)	(1)	(1)	(2)
Income before income taxes	13	16	18	15	12
Provision for (benefit from) income taxes	—	—	—	—	—
Net income	13	16	18	15	12
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	13%	16%	18%	15%	12%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages and ASPs)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net Revenue	$3,668	$3,732	$3,195	$7,400	$6,007
Unit Shipments:
Enterprise	7	6	6	13	13
Client Compute	39	41	33	80	66
Client Non-Compute	12	11	8	23	19
Total Units Shipped	58	58	47	116	98
Industry Units Shipped	135	140	119	275	295
ASPs (per unit)	$62	$63	$67	$63	$61
Revenues by Channel
OEMs	67%	66%	72%	66%	70%
Distributors	21%	24%	20%	23%	21%
Retailers	12%	10%	8%	11%	9%
Revenues by Geography
Americas	26%	25%	26%	26%	27%
EMEA	21%	17%	19%	19%	20%
Asia Pacific	53%	58%	55%	55%	53%

We generated revenue of $3,668 million in the December 2012 quarter, shipping 58 million units with ASPs of $62 per unit.  Revenue decreased slightly as compared to the September 2012 quarter due to a decrease in ASPs, which was primarily attributable to price erosion, and partially offset by a favorable product mix.

Revenue increased over the December 2011 quarter due to higher volumes, which included a full quarter of Samsung labeled HDD products, and partially offset by a decrease in ASPs. ASPs were higher in the December 2011 quarter due to the limited industry supply of hard drives resulting from the severe flooding in Thailand in October 2011.

Revenue for the six months ended December 28, 2012 increased as compared to the six months ended December 30, 2011 primarily due to higher volumes, which included a full period of Samsung labeled HDD products. Additionally, ASPs for the six months ended December 28, 2012 were higher than the six months ended December 30, 2011, as the year ago period reflects lower ASPs preceding the severe flooding in Thailand which limited industry supply of HDDs resulting in increased ASPs.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the December 2012 quarter, sales programs were approximately 9.5% of gross revenue, which is within our historical range of 6%-12%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2011 and 2012, and was 0.3% in the December 2012 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Cost of revenue	$2,676	$2,671	$2,185	$5,347	$4,448
Gross margin	992	1,061	1,010	2,053	1,559
Gross margin percentage	27%	28%	32%	28%	26%

Gross margins as a percentage of revenue decreased slightly from the September 2012 quarter primarily due to the decrease in ASPs.  Compared to the December 2011 quarter, gross margins as a percentage of revenue decreased as a result of higher ASPs during the year-ago period.  Our ASPs during the December 2011 quarter were increased due to the limited industry supply of hard drives resulting from the severe flooding in Thailand.

In the December 2012 quarter, total warranty cost was 1.7% of revenue and net unfavorable changes in estimates of prior warranty accruals as a percentage of revenue approximated 0.3% of revenue.  Warranty cost related to new shipments was 1.4% of revenue compared to 1.3% in the September 2012 quarter, and 1.3% in the December 2011 quarter.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Product development	$277	$268	$259	$545	$467
Marketing and administrative	139	150	141	289	245
Amortization of intangibles	20	19	2	39	3
Restructuring and other, net	1	—	3	1	3
Operating expenses	$437	$437	$405	$874	$718

Product development expense.  Product development expense for the December 2012 quarter increased 3% compared to the September 2012 quarter due to increased investments in storage technologies and headcount related expenses.  Product development expense increased 7% for the December 2012 quarter compared to the December 2011 quarter due to the inclusion of a full quarter of expenses for the acquired Samsung HDD business and increased investments in storage technologies and headcount related expenses.  These increases were offset by a decrease in variable performance based compensation.

Product development expense for the six months ended December 28, 2012 increased 17% as compared to the six months ended  December 30, 2011 primarily due to increased investments in storage technologies and headcount related expenses, and a full period of expenses for the acquired Samsung HDD business.

Marketing and administrative expense. Marketing and administrative expense for the December 2012 quarter decreased by approximately 7% compared to the September 2012 quarter due to the recognition of legal cost reimbursements of $21 million, which were partially offset by a full quarter of expenses related to our acquisition of LaCie S.A. (“LaCie”), and increases in headcount related costs.  Marketing and administrative expense for the December 2012 quarter remained flat over the December 2011 quarter as legal cost reimbursements received and the decrease in acquisition costs related to Samsung’s HDD business were offset by the increased expenses associated with our acquisition of LaCie and increased headcount related expenses.

Marketing and administrative expense for the six months ended December 28, 2012 increased by 18% as compared to the same period in the prior year, primarily due to the impact of the acquisition of LaCie in the September 2012 quarter and an increase in headcount related costs, partially offset by the decrease in acquisition costs related to Samsung’s HDD business.

Amortization of intangibles. Amortization of intangibles for the three and six months ended December 28, 2012 increased over the three and six month periods ended December 30, 2011 as a result of the acquisition of Samsung’s HDD business in December of 2011.  Amortization of intangibles for the December 2012 quarter increased slightly over the September 2012 quarter due to a full quarter of amortization expense related to the acquisition of LaCie.

Other income (expense), net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Other expense, net	$(56)	$(24)	$(47)	$(80)	$(132)

Other expense, net increased during the December 2012 quarter as compared to the September 2012 quarter due to the non-recurring $33 million gain on the sale of equity investments that were recorded during the September 2012 quarter and a loss on redemption of debt recognized during the December 2012 quarter.  Other expense, net for the December 2012 quarter increased slightly as compared to the December 2011 quarter primarily due to a loss on the redemption of debt recognized during the current quarter.

Other expense, net for the six months ended December 28, 2012 decreased as compared to the corresponding period in the prior year,  primarily due to the gain on the sale of equity investments recorded during the current year, and a decrease in interest expense resulting from a lower average debt balance.

Income taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 28, 2012	September 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Provision for (benefit from) income taxes	$7	$18	$(5)	$25	$6

Our income tax provision recorded for the December 2012 quarter included approximately $6 million of net discrete tax benefits primarily from the release of tax reserves associated with the expiration of certain statutes of limitation.  Our income tax provision recorded for the first half of fiscal year 2013 included approximately $1 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the December 2012 quarter and for the first half of fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie is not expected to have a material impact on our effective tax rate in fiscal year 2013.

During the six months ended December 28, 2012 our unrecognized tax benefits excluding interest and penalties increased by $9 million to $144 million. Our unrecognized tax benefits that, if recognized, would impact the effective tax rate were $144 million at December 28, 2012, subject to certain future valuation allowance reversals. During the 12 months beginning December 29, 2012, we expect to reduce our unrecognized tax benefits by approximately $3 million primarily as a result of the expiration of certain statutes of limitation.

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

Our income tax benefit and provision for the December 2011 quarter and for the first half of fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) a decrease in valuation allowance for certain U.S. deferred tax assets,  (iii) the release of tax reserves as a result of the expiration of statutes of limitation, and (iv) tax expense related to intercompany transactions. The acquisition of Samsung’s HDD business did not have a significant impact on our effective tax rate in fiscal year 2012.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 28, 2012.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	December 28, 2012	June 29, 2012	Change
Cash and cash equivalents	$1,383	$1,707	$(324)
Short-term investments	489	411	78
Restricted cash and investments	98	93	5
Total	$1,970	$2,211	$(241)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from June 29, 2012 as a result of the repurchase of our ordinary shares, the redemption of our long-term debt, payments made to acquire LaCie, capital expenditures, and dividends paid to our shareholders.  These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 28, 2012 of $2.0 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  a decrease of $683 million in accounts receivable, net, primarily due to a decrease in revenue;

•                  a decrease of $496 million in accounts payable due to an overall decrease in volumes and a reduction in payment terms with our contract manufacturers;

•                  a decrease of $304 million in vendor non-trade receivables due to a decrease in volumes and reduced payment terms.

Cash Used in Investing Activities

During the six months ended December 28, 2012, we used $453 million of cash in investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of $427 million, and $36 million in cash paid to acquire a controlling interest in LaCie, net of cash received.

Cash Used in Financing Activities

Net cash used in financing activities of $1,849 million for the six months ended December 28, 2012 was primarily attributable to approximately $1,510 million paid to repurchase 50 million of our ordinary shares, $377 million in dividends paid to our shareholders, including a one-time acceleration of dividend payments of $136 million that were paid on December 28, 2012, rather than during our March 2013 quarter.  Additionally, we paid $72 million to an escrow account in order to acquire the remaining shares of LaCie and $58 million for the redemption of long term debt.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 28, 2012, consisted of: (1) approximately $1.9 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior secured revolving credit facility. We also had $98 million in restricted cash and investments, of which $76 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

The credit agreement that governs our revolving credit facility contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of December 28, 2012, we were in compliance with all of the covenants under our credit facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For fiscal year 2013, we expect capital expenditures to be at or below our historical targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

From time to time we may repurchase any of our outstanding ordinary shares in the open market or through broker assisted purchases.  As of December 28, 2012, $1.0 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 28, 2012, with the exception of our auction rate securities, we had no marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 28, 2012.

Fiscal Years Ended

(Dollars in millions, except percentages)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at December 28, 2012
Assets
Cash equivalents:
Fixed rate	$1,202	$—	$—	$—	$—	$—	$1,202	$1,202
Average interest rate	0.09%						0.11%
Short-term investments:
Fixed rate	$26	$101	$185	$97	$28	$1	$438	$450
Average interest rate	0.31%	0.52%	0.69%	0.95%	1.03%	1.20%	0.71%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						1.81%	1.81%
Total fixed income	$1,228	$101	$185	$97	$28	$18	$1,657	$1,667
Average interest rate	0.09%	0.52%	0.69%	0.95%	1.03%	1.81%	0.27%
Debt
Fixed rate	$2	$322	$2	$—	$600	$1,897	$2,823	$3,077
Average interest rate	0.89%	9.92%	0.90%		6.80%	7.24%	7.44%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the six months ended December 28, 2012, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any changes in the fair value of the ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the six months ended December 28, 2012 or December 30, 2011, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of December 28, 2012 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$107	26.07	$1
Singapore dollar	57	1.22	—
Chinese renminbi	36	6.34	—
Czech koruna	8	19.43	—
Total	$208		$1

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of December 28, 2012, we did not have credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”) and on certain strategic investments in equity of publicly traded companies. We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of December 28, 2012, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of December 28, 2012, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2012.  During the quarter ended December 28, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended December 28, 2012:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 29, 2012 through October 26, 2012	8.7	$27.86	8.7	$1,646
October 27, 2012 through November 30, 2012	21.3	28.11	21.3	1,047
December 1, 2012 through December 28, 2012	—	—	—	1,047
Total	30.0	$28.03	30.0	$1,047

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Not applicable

ITEM 6.            EXHIBITS

See Exhibit Index on the page immediately following the signature page to this Report for a list of exhibits to this Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 29, 2013	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	January 29, 2013	BY:	/s/ PATRICK J. O’MALLEY
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

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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