Form 10-Q/A
period 2012-12-28
Seagate Technology plc
filed 2013-01-31
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended December 28, 2012 as filed with the Securities and Exchange Commission on January 29, 2013 (the “Original Filing”), and is being filed solely to file the attached Exhibit 10.56 Third Amendment to Seagate Deferred Compensation Plan and to refile detail-tagged Interactive Data files as Exhibit 101, to correct a clerical error in Exhibit 101 to the Original Filing.  No other changes have been made to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to “Seagate”, the “Company”, “we”, “our”, or “us” refer to Seagate Technology public limited company and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

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

10.56+	Third Amendment to Seagate Deferred Compensation Plan

31.1+	Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 31, 2013	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	January 31, 2013	BY:	/s/ PATRICK J. O’MALLEY
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

10.56+	Third Amendment to Seagate Deferred Compensation Plan

31.1+	Certification of Stephen J. Luczo, Chairman, President and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+  Filed herewith.