Form 10-Q
period 2013-03-29
Seagate Technology plc
filed 2013-05-02
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of April 26, 2013, 358,552,370 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 29, 2013	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$1,707
Short-term investments	476	411
Restricted cash and investments	101	93
Accounts receivable, net	1,562	2,319
Inventories	833	909
Deferred income taxes	111	104
Other current assets	471	767
Total current assets	4,987	6,310
Property, equipment and leasehold improvements, net	2,256	2,284
Goodwill	476	463
Other intangible assets, net	442	506
Deferred income taxes	413	396
Other assets, net	169	147
Total Assets	$8,743	$10,106
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,698	$2,286
Accrued employee compensation	264	344
Accrued warranty	184	235
Accrued expenses	451	531
Current portion of long-term debt	4	—
Total current liabilities	2,601	3,396
Long-term accrued warranty	138	128
Long-term accrued income taxes	87	84
Other non-current liabilities	131	138
Long-term debt, less current portion	2,474	2,863
Total Liabilities	5,431	6,609
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,239	4,950
Accumulated other comprehensive income (loss)	7	(9)
Accumulated deficit	(1,947)	(1,444)
Total Seagate Technology plc Shareholders’ Equity	3,299	3,497
Noncontrolling interest	13	—
Total Equity	3,312	3,497
Total Liabilities and Equity	$8,743	$10,106

The information as of June 29, 2012 was derived from the Company’s audited Consolidated Balance Sheet as of June 29, 2012.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	$3,526	$4,450	$10,927	$10,457
Cost of revenue	2,578	2,809	7,926	7,257
Product development	294	270	839	737
Marketing and administrative	168	142	457	388
Amortization of intangibles	20	18	59	20
Restructuring and other, net	1	1	2	4
Total operating expenses	3,061	3,240	9,283	8,406
Income from operations	465	1,210	1,644	2,051
Interest income	2	2	6	5
Interest expense	(53)	(59)	(163)	(185)
Other, net	16	6	41	(2)
Other expense, net	(35)	(51)	(116)	(182)
Income before income taxes	430	1,159	1,528	1,869
Provision for income taxes	14	13	38	20
Net income	416	1,146	1,490	1,849
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$416	$1,146	$1,490	$1,849
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.16	$2.57	$3.98	$4.29
Diluted	1.13	2.48	3.86	4.16
Number of shares used in per share calculations:
Basic	358	446	374	431
Diluted	369	463	386	445
Cash dividends declared per Seagate Technology plc ordinary share	$—	$0.25	$1.02	$0.61

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net Income	$416	$1,146	$1,490	$1,849
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in unrealized gain (loss) on cash flow hedges	—	4	—	(7)
Less: reclassification for amounts included in net income	—	—	—	4
Net change	—	4	—	(3)
Marketable securities
Change in unrealized gain (loss) on marketable securities	11	2	34	1
Less: reclassification for amounts included in net income	(19)	—	(18)	—
Net change	(8)	2	16	1
Post-retirement plans
Change in unrealized loss on post-retirement plans	—	—	—	(1)
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	(1)
Foreign currency translation adjustments	(3)	—	—	—
Total other comprehensive income (loss), net of tax	(11)	6	16	(3)
Comprehensive income	405	1,152	1,506	1,846
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—
Comprehensive income attributable to Seagate Technology plc	$405	$1,152	$1,505	$1,846

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 29, 2013	March 30, 2012
OPERATING ACTIVITIES
Net income	$1,490	$1,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	651	597
Share-based compensation	56	38
Deferred income taxes	(14)	(5)
Gain on sale of investments	(51)	(12)
Gain on sale of property and equipment	(34)	(18)
Loss on redemption and repurchase of debt	31	17
Other non-cash operating activities, net	1	7
Changes in operating assets and liabilities:
Accounts receivable, net	769	(983)
Inventories	123	167
Accounts payable	(462)	191
Accrued employee compensation	(85)	63
Accrued expenses, income taxes and warranty	(124)	(28)
Other assets and liabilities	308	(66)
Net cash provided by operating activities	2,659	1,817
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(658)	(497)
Proceeds from the sale of property and equipment	29	11
Purchases of short-term investments	(227)	(382)
Sales of short-term investments	201	330
Maturities of short-term investments	26	118
Cash used in acquisition of LaCie S.A., net of cash acquired	(36)	—
Cash used in acquisition of Samsung HDD assets and liabilities	—	(561)
Other investing activities, net	(16)	16
Net cash used in investing activities	(681)	(965)
FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(421)	(670)
Repurchases of ordinary shares	(1,612)	(1,172)
Dividends to shareholders	(381)	(266)
Proceeds from issuance of ordinary shares under employee stock plans	233	214
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	(72)	—
Other financing activities, net	—	3
Net cash used in financing activities	(2,253)	(1,891)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	—
Decrease in cash and cash equivalents	(274)	(1,039)
Cash and cash equivalents at the beginning of the period	1,707	2,677
Cash and cash equivalents at the end of the period	$1,433	$1,638

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 29, 2013

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 29, 2012	$3,497	396	$—	$4,950	$(9)	$(1,444)	$3,497	$—
Net income	1,490	—	—	—	—	1,490	1,490	—
Other comprehensive income	16	—	—	—	15	—	15	1
Issuance of ordinary shares under employee stock plans	233	15	—	233	—	—	233	—
Repurchases of ordinary shares	(1,612)	(53)	—	—	—	(1,612)	(1,612)	—
Dividends to shareholders	(381)	—	—	—	—	(381)	(381)	—
Share-based compensation	56	—	—	56	—	—	56	—
Acquisition of majority shares of LaCie S.A.	72	—	—	—	—	—	—	72
Purchase of additional subsidiary shares from noncontrolling interest	(59)	—	—	—	1	—	1	(60)
Balance at March 29, 2013	$3,312	358	$—	$5,239	$7	$(1,947)	$3,299	$13

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

The results of operations for the three and nine months ended March 29, 2013, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 28, 2013. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended March 29, 2013 and March 30, 2012 each consisted of 13 weeks and 39 weeks, respectively.  Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to report information, either on the face of the statement where net income is presented or in the notes, about the amounts reclassified out of accumulated other comprehensive income by component and to report significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The ASU is effective for the Company’s first quarter of fiscal year 2014.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

As of March 29, 2013, the Company’s Restricted cash and investments consisted of $79 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. As of June 29, 2012, the Company’s Restricted cash and investments consisted of $73 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 29, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$951	$—	$951
Commercial paper	219	—	219
Corporate bonds	208	2	210
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	96	—	96
Auction rate securities	17	(2)	15
Equity securities	13	13	26
Other debt securities	109	1	110
	1,711	15	1,726
Trading securities	73	6	79
Total	$1,784	$21	$1,805

Included in Cash and cash equivalents			$1,213
Included in Short-term investments			476
Included in Restricted cash and investments			101
Included in Other assets, net			15
Total			$1,805

The Company’s available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through March 29, 2013. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of March 29, 2013, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of March 29, 2013.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at March 29, 2013, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,279	$1,280
Due in 1 to 5 years	402	405
Thereafter	17	15
Total	$1,698	$1,700

Equity securities which do not have a contractual maturity date are not included in the above table.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 29, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,158	$—	$1,158
Commercial paper	393	—	393
Corporate bonds	208	1	209
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	6	—	6
Auction rate securities	17	(2)	15
Other debt securities	99	(1)	98
	1,979	(1)	1,978
Trading securities	73	—	73
Total	$2,052	$(1)	$2,051

Included in Cash and cash equivalents			$1,532
Included in Short-term investments			411
Included in Restricted cash and investments			93
Included in Other assets, net			15
Total			$2,051

As of June 29, 2012, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 29, 2012.

Strategic Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at March 29, 2013 and June 29, 2012 totaled $67 million and $40 million, respectively.

Inventories

(Dollars in millions)	March 29, 2013	June 29, 2012
Raw materials and components	$213	$265
Work-in-process	228	245
Finished goods	392	399
	$833	$909

Other Current Assets

(Dollars in millions)	March 29, 2013	June 29, 2012
Vendor non-trade receivables	$293	$601
Other	178	166
	$471	$767

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	March 29, 2013	June 29, 2012
Property, equipment and leasehold improvements	$8,389	$8,020
Accumulated depreciation and amortization	(6,133)	(5,736)
	$2,256	$2,284

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a credit agreement (the “Credit Agreement”) which provides for a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). Seagate Technology plc and certain of its material subsidiaries fully and unconditionally guarantee, on a senior secured basis, the Revolving Credit Facility. The Revolving Credit Facility matures in January 2015, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of March 29, 2013, no borrowings had been drawn under the Revolving Credit Facility, and $2 million had been utilized for letters of credit.  In connection with the Defeasance (defined below), on March 15, 2013,  the Company also exercised its option under the Revolving Credit Facility to release the collateral that was securing the Revolving Credit Facility.

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

On March 15, 2013, the Company gave notice that it elected to redeem all of the remaining outstanding 2014 Notes on May 1, 2013.  Also on March 15, 2013, the Company irrevocably deposited with the Trustee of the 2014 Notes cash equal to the principal amount of the outstanding notes, a redemption premium, plus accrued and unpaid interest through May 1, 2013, for a total of $351 million, which released the Company from its obligations under the 2014 Notes and extinguished the associated liability (the “Defeasance”).  As a result of the redemption and Defeasance, the Company recorded a loss on the 2014 Notes of $22 million during the three and nine months ended March 29, 2013, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

$600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries.

$750 million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The issuer under the 2018 Notes is Seagate Technology HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. During the first nine months of fiscal year 2013, the Company repurchased $78 million aggregate principal amount of its 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $3 million and $9 million for the three and nine months ended March 29, 2013, respectively, which is included in Other, net in the Company’s Condensed Consolidated Statements of Operations.

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

Other As part of our acquisition of LaCie S.A. during the nine months ended March 29, 2013, long-term debt of $6 million was acquired, of which $4 million is classified as current.

At March 29, 2013, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
Remainder of 2013	$1
2014	3
2015	2
2016	—
2017	600
Thereafter	1,872
$2,478

4.              Income Taxes

The Company recorded an income tax provision of $14 million and $38 million for the three and nine months ended March 29, 2013, respectively.  The income tax provision recorded for the three months ended March 29, 2013 included approximately $4 million of discrete charges primarily related to an increase in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years. The income tax provision recorded for the nine months ended March 29, 2013 included approximately $5 million of net discrete charges primarily associated with the reversal of prior period tax benefits and income tax reserves for non-U.S. income tax positions taken in prior fiscal years offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended March 29, 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

The American Taxpayer Relief Act of 2012 (ATRA 2012) was enacted on January 2, 2013. ATRA 2012 retroactively reinstated and extended the federal Research and Development Tax Credit (R&D Credit) from January 1, 2012 to December 31, 2013 as well as bonus depreciation on qualified property. The extension of the R&D Credit and bonus depreciation has no immediate impact on the Company’s income tax provision due to existing valuation allowances on its U.S. deferred tax assets.  None of the other ATRA 2012 changes are expected to have a material impact on the Company’s income tax provision.

During the nine months ended March 29, 2013, the Company’s unrecognized tax benefits excluding interest and penalties increased by $22 million to $157 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $157 million at March 29, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning March 30, 2013, the Company expects to reduce its unrecognized tax benefits by approximately $4 million primarily as a result of the expiration of certain statutes of limitation.

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

5.              Acquisitions

LaCie S.A.

On August 3, 2012 the Company acquired 23,382,904 (or approximately 64.5%) of the outstanding shares of LaCie S.A. (“LaCie”) for a price of €4.05 per share with a price supplement of €0.12 per share, which would have been payable if the Company had successfully acquired at least 95% of the outstanding shares of LaCie within 6 months of the acquisition. Of the amount paid at the acquisition date, €9 million is treated as compensation cost to one of the selling shareholders, who is now an employee of the Company, to be recognized over a period of 36 months from the acquisition date, and may be refunded to the Company if the selling shareholder is no longer employed at the end of that period. The transaction and related agreements are expected to accelerate the Company’s growth strategy in the expanding consumer storage market, particularly in Europe, Japan and in premium distribution channels.

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

The Company incurred $1 million of expenses related to the acquisition of LaCie during the nine months ended March 29, 2013, which are included within Marketing and administrative expense on the Condensed Consolidated Statement of Operations.  Additionally, the €0.12 supplement was not paid as only 94% of the LaCie business was acquired within six months of the acquisition date, resulting in a reversal of the contingent consideration liability which was recorded as a reduction of Marketing and administrative expenses of $4 million.

The amounts of revenue and earnings of LaCie included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date are not significant.

The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of March 29, 2013, a total of $60 million of the Company’s deposit had been used to acquire an additional 29% of the outstanding shares, resulting in an ending ownership interest of approximately 94%.

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

The unaudited pro forma financial results presented below for the three and nine months ended March 30, 2012, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 2, 2011. The pro forma results combine the historical results of the Company for the three and nine months ended March 30, 2012 and the historical results of the acquired assets and liabilities of Samsung’s HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

	For the Three Months Ended	For the Nine Months Ended
(Dollars in millions)	March 30, 2012	March 30, 2012
Revenue	$4,450	$11,631
Net income	1,146	1,748

The pro forma results for the three and nine months ended March 30, 2012, include adjustments of $0 million and $65 million, respectively, to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 2, 2011.

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 29, 2013, are as follows:

(Dollars in millions)
Balance as of June 29, 2012	$463
Goodwill acquired	13
Balance as of March 29, 2013	$476

The carrying value of other intangible assets subject to amortization as of March 29, 2013, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(88)	$50	0.8 years
Customer relationships	431	(95)	336	4.5 years
Trade name	14	(2)	12	4.3 years
Total amortizable other intangible assets	$583	$(185)	$398	4.0 years

The carrying value of other intangible assets subject to amortization as of June 29, 2012 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$137	$(37)	$100	1.5 years
Customer relationships	399	(37)	362	5.2 years
Total amortizable other intangible assets	$536	$(74)	$462	4.4 years

The carrying value of the Company’s non-amortized In-process research and development was $44 million as of March 29, 2013 and June 29, 2012.

For the three and nine months ended March 29, 2013, amortization expense of other intangible assets was $37 million and $110 million, respectively. For the three and nine months ended March 30, 2012, amortization expense of other intangible assets was $35 million and $40 million, respectively. As of March 29, 2013, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
Remainder of 2013	$37
2014	112
2015	80
2016	73
2017	68
Thereafter	28
$398

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of March 29, 2013 and June 29, 2012.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 29, 2013 and March 30, 2012. As of March 29, 2013, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income and expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 29, 2013 and June 29, 2012:

	As of March 29, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$122
Singapore dollars	34	18
Chinese renminbi	21	—
	$55	$140

	As of June 29, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$252
Singapore dollars	50	21
Chinese renminbi	27	—
Czech koruna	—	7
	$77	$280

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of March 29, 2013:

Fair Values of Derivative Instruments as of March 29, 2013

	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	3	Accrued expenses	—
Total derivatives		$3		$—

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

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended March 29, 2013:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For The Three Months	For The Nine Months	Accumulated OCI into income (Effective Portion)	For The Three Months	For The Nine Months	(Ineffective Portion and Amount Excluded from Effectiveness Testing)	For The Three Months	For The Nine Months
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For The Three Months	For The Nine Months
Foreign currency forward exchange contracts	Other, net	$5	$10

(a)     The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended March 29, 2013.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended March 30, 2012:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Cash Flow Hedges	For The Three Months	For The Nine Months	Accumulated OCI into income (Effective Portion)	For The Three Months	For The Nine Months	(Ineffective Portion and Amount Excluded from Effectiveness Testing)	For The Three Months	For The Nine Months
Foreign currency forward exchange contracts	$4	$(7)	Cost of revenue	$—	$(4)	Cost of revenue	$1	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For The Three Months	For The Nine Months
Foreign currency forward exchange contracts	Other, net	$3	$(1)

(a)     The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended March 30, 2012, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 29, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$934	$—	$—	$934
Equity securities	26	—	—	26
Corporate bonds	—	210	—	210
Other debt securities	—	110	—	110
U.S. treasuries and agency bonds	—	99	—	99
Certificates of deposit	—	91	—	91
Commercial paper	—	219	—	219
Total cash equivalents and short-term investments	960	729	—	1,689
Restricted cash and investments:
Mutual Funds	74	—	—	74
Other debt securities	22	5	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	3	—	3
Total assets	$1,056	$737	$15	$1,808
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$934	$279	$—	$1,213
Short-term investments	26	450	—	476
Restricted cash and investments	96	5	—	101
Other current assets	—	3	—	3
Other assets, net	—	—	15	15
Total assets	$1,056	$737	$15	$1,808
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 29, 2013, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through March 29, 2013. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The table below presents a reconciliation of assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended March 29, 2013:

(Dollars in millions)	Auction Rate Securities
Balance at June 29, 2012	$15
Total net gains (losses) (realized and unrealized):
Realized gains (losses)(1)	—
Unrealized gains (losses)(2)	—
Sales and Settlements	—
Balance at March 29, 2013	$15

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

	March 29, 2013		June 29, 2012
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.0% Senior Secured Second-Priority Notes due May 2014	$—	$—	$314	$359
6.8% Senior Notes due October 2016	600	678	599	662
7.75% Senior Notes due December 2018	672	736	750	836
6.875% Senior Notes due May 2020	600	649	600	639
7.00% Senior Notes due November 2021	600	652	600	650
Other	6	6	—	—
	2,478	2,721	2,863	3,146
Less short-term borrowings and current portion of long-term debt	(4)	(4)	—	—
Long-term debt, less current portion	$2,474	$2,717	$2,863	$3,146

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 358,283,992 shares were outstanding as of March 29, 2013, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 29, 2013.

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

Dividends

During the nine months ended March 29, 2013, the Company declared and paid cash dividends of $1.02 per share of its ordinary shares, aggregating $381 million.  Dividends paid during the nine months ended March 29, 2013 included a one-time acceleration of dividend payments of $136 million which were paid on December 28, 2012, rather than during the three months ended March 29, 2013.

Repurchases of Equity Securities

On January 25, 2012, the Board of Directors authorized the Company to repurchase an additional $1 billion of its outstanding ordinary shares (“the January 2012 Share Repurchase Program”).

On April 26, 2012, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of March 29, 2013, $0.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended March 29, 2013:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the six months ended December 28, 2012	50	$1,510
Repurchased during the three months ended March 29, 2013	3	102
Repurchased during the nine months ended March 29, 2013	53	$1,612

10.       Compensation

The Company recorded approximately $20 million and $56 million of stock-based compensation during the three and nine months ended March 29, 2013, respectively. The Company recorded approximately $12 million and $38 million of stock-based compensation during the three and nine months ended March 30, 2012, respectively.

On August 1, 2012, the Company granted performance-based options and restricted share units to its CEO. The performance-based options cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% total shareholder return (“TSR”), inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days. The performance-based restricted share units cliff vest after three years and are contingent upon continued service and the attainment of a minimum 40% TSR over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.  Compensation expense related to these restricted units for the three and nine months ended March 29, 2013 was not material.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 29, 2013 and March 30, 2012, were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Balance, beginning of period	$330	$401	$363	$348
Warranties issued	47	41	144	126
Repairs and replacements	(59)	(87)	(210)	(212)
Changes in liability for pre-existing warranties, including expirations	4	17	22	41
Warranty liability assumed from business acquisitions	—	3	3	72
Balance, end of period	$322	$375	$322	$375

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Numerator:
Net income attributable to Seagate Technology plc	$416	$1,146	$1,490	$1,849
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	358	446	374	431
Weighted-average effect of dilutive securities:
Employee equity award plans	11	17	12	14
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	369	463	386	445
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.16	$2.57	$3.98	$4.29
Diluted	$1.13	$2.48	$3.86	$4.16

The following potential shares were excluded from the computation of diluted net income per share attributable to Seagate Technology plc, as their effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Employee equity award plans	—	—	—	9

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

14.       Subsequent Events

On April 30, 2013, the Company and its subsidiary Seagate HDD Cayman (“the Borrower”) entered into the Second Amendment to the Credit Agreement which increases the commitments available under the Revolving Credit Facility from $350 million to $500 million.  As of May 1, 2013, there are no borrowings against the Revolving Credit Facility.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended March 29, 2013, December 28, 2012 and March 30, 2012, referred to herein as the “March 2013 quarter”, the “December 2012 quarter” and the “March 2012 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2013, December 2012, and March 2012 quarters were all 13 weeks.  Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company.  Overview of our business.

•                  Overview of the March 2013 quarter. The March 2013 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the March 2013 quarter to the December 2012 quarter and the March 2012 quarter and the nine-month period ended March 29, 2013 to the nine-month period ended March 30, 2012.

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

Overview of the March 2013 Quarter

In the March 2013 quarter we shipped 56 million units, generating $3,526 million in revenue and $678 million in operating cash flow. We repurchased 3 million of our ordinary shares during the quarter for approximately $102 million and paid $379 million for the early redemption and repurchase of debt.

Results of Operations

We list in the table below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	$3,526	$3,668	$4,450	$10,927	$10,457
Cost of revenue	2,578	2,676	2,809	7,926	7,257
Gross margin	948	992	1,641	3,001	3,200
Product development	294	277	270	839	737
Marketing and administrative	168	139	142	457	388
Amortization of intangibles	20	20	18	59	20
Restructuring and other, net	1	1	1	2	4
Income from operations	465	555	1,210	1,644	2,051
Other expense, net	(35)	(56)	(51)	(116)	(182)
Income before income taxes	430	499	1,159	1,528	1,869
Provision for income taxes	14	7	13	38	20
Net income	416	492	1,146	1,490	1,849
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	$416	$492	$1,146	$1,490	$1,849

	For the Three Months Ended			For the Nine Months Ended
	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	100%	100%	100%	100%	100%
Cost of revenue	73	73	63	73	69
Gross margin	27	27	37	27	31
Product development	8	8	6	8	7
Marketing and administrative	5	4	3	4	4
Amortization of intangibles	1	1	—	1	—
Restructuring and other, net	—	—	—	—	—
Income from operations	13	14	27	14	20
Other expense, net	—	(1)	(1)	(1)	(2)
Income before income taxes	13	13	26	13	18
Provision for income taxes	—	—	—	—	—
Net income	13	13	26	13	18
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	13%	13%	26%	13%	18%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages and ASPs)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Net Revenue	$3,526	$3,668	$4,450	$10,927	$10,457
Unit Shipments:
Enterprise	7	7	7	20	20
Client Compute	37	39	44	117	110
Client Non-Compute	12	12	10	35	28
Total Units Shipped	56	58	61	172	158
Industry Units Shipped	136	136	147	411	443
ASPs (per unit)	$63	$62	$73	$63	$65
Revenues by Channel
OEMs	67%	67%	73%	66%	71%
Distributors	20%	21%	21%	22%	22%
Retailers	13%	12%	6%	12%	7%
Revenues by Geography
Americas	28%	26%	26%	26%	26%
EMEA	20%	21%	19%	20%	20%
Asia Pacific	52%	53%	55%	54%	54%

We generated revenue of $3,526 million in the March 2013 quarter, shipping 56 million units with ASPs of $63 per unit.  Revenue decreased compared to the December 2012 quarter due to a decrease in units shipped.

Revenue decreased compared to the March 2012 quarter as ASPs in the March 2012 quarter were significantly higher due to the limited industry supply of hard drives resulting from the severe flooding in Thailand in October 2011.  Additionally, units shipped decreased in the March 2013 quarter compared to the March 2012 quarter.

Revenue for the nine months ended March 29, 2013 increased as compared to the nine months ended March 30, 2012, primarily due to higher volumes, which included a full period of Samsung labeled HDD products, partially offset by higher ASPs during the nine months ended March 30, 2012 associated with supply constraints beginning in the December 2011 quarter as a result of the severe flooding in Thailand.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the March 2013 quarter, sales programs were approximately 8.3% of gross revenue, which is within our historical range of 6%-12%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.5% of quarterly gross revenue for fiscal years 2011 and 2012, and was 0.7% in the March 2013 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Cost of revenue	$2,578	$2,676	$2,809	$7,926	$7,257
Gross margin	948	992	1,641	3,001	3,200
Gross margin percentage	27%	27%	37%	27%	31%

Gross margins as a percentage of revenue remained flat when compared to the December 2012 quarter at 27%.  Compared to the March 2012 quarter and the nine months ended March 30, 2012, gross margins as a percentage of revenue decreased as a result of  higher ASPs during the year-ago period.  Our ASPs during the year ago period were increased due to the limited industry supply of hard drives resulting from the severe flooding in Thailand.

In the March 2013 quarter, total warranty cost was 1.5% of revenue and net unfavorable changes in estimates of prior warranty accruals as a percentage of revenue approximated 0.1% of revenue.  Warranty cost related to new shipments was 1.4% of revenue compared to 1.3% in the December 2012 quarter, and 0.9% in the March 2012 quarter.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Product development	$294	$277	$270	$839	$737
Marketing and administrative	168	139	142	457	388
Amortization of intangibles	20	20	18	59	20
Restructuring and other, net	1	1	1	2	4
Operating expenses	$483	$437	$431	$1,357	$1,149

Product development expense.  Product development expense for the March 2013 quarter increased 6% compared to the December 2012 quarter due to increased investments in storage technologies and the accrual of the March 2013 Voluntary Early Retirement Program (“2013 VERP”) that was offered to certain employees in the March 2013 quarter.  Product development expense increased 9% for the March 2013 quarter compared to the March 2012 quarter due to increased investments in storage technologies and headcount related expenses.

Product development expense for the nine months ended March 29, 2013 increased 14% as compared to the nine months ended March 30, 2012 due to increased investments in storage technologies, headcount related expenses and a full period of expenses for the acquired Samsung HDD business.

Marketing and administrative expense. Marketing and administrative expense for the March 2013 quarter increased by approximately 21% compared to the December 2012 quarter due to a non-recurring legal cost reimbursement we received in the December 2012 quarter and the accrual of the 2013 VERP and other headcount related expenses in the March 2013 quarter.  Marketing and administrative expense for the March 2013 quarter increased 18% compared to the March 2012 quarter due to the integration of the Samsung HDD business and LaCie which have also increased headcount related expenses.

Marketing and administrative expense for the nine months ended March 29, 2013 increased by 18% as compared to the same period in the prior year due to the integration of the Samsung HDD business and LaCie which increased headcount related expenses.

Amortization of intangibles. Amortization of intangibles for the March 2013 quarter remained consistent with the December 2012 quarter and the March 2012 quarter.  Amortization of intangibles for the nine months ended March 29, 2013 increased over the nine month period ended March 30, 2012 as a result of the acquisition of Samsung’s HDD business in December of 2011, and LaCie in August of 2012.

Other expense, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Other expense, net	$(35)	$(56)	$(51)	$(116)	$(182)

Other expense, net decreased during the March 2013 quarter as compared to the December 2012 quarter and the March 2012 quarter due to realized gains from the sale of equity investments totaling $18 million in the March 2013 quarter and the receipt of insurance proceeds of $20 million in the March 2013 quarter for equipment damaged during the severe flooding in

Thailand.  These gains were partially offset by a loss of $25 million on the early redemption and repurchase of our 10% and 7.75% notes during the March 2013 quarter.

Other expense, net for the nine months ended March 29, 2013 decreased as compared to the corresponding period in the prior year, due to the gain on the sale of equity investments recorded during the current year of $51 million, insurance proceeds of $20 million for equipment damaged during the severe flooding in Thailand and a decrease in interest expense due to a reduction in our total debt levels.  These gains were partially offset by a loss of $31 million on the early redemption and repurchase of our 10% and 7.75% notes during the nine months ended March 29, 2013.

Income taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 29, 2013	December 28, 2012	March 30, 2012	March 29, 2013	March 30, 2012
Provision for income taxes	$14	$7	$13	$38	$20

Our income tax provision recorded for the March 2013 quarter included approximately $4 million of discrete charges primarily related to an increase in income tax reserves recorded for non-U.S. income tax positions taken in prior fiscal years. Our income tax provision recorded for the first nine months ended March 29, 2013 included approximately $5 million of net discrete charges primarily associated with the reversal of prior period tax benefits and income tax reserves for non-U.S. income tax positions taken in prior fiscal years offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the three  and nine months ended March 29, 2013  differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie is not expected to have a material impact on our effective tax rate in fiscal year 2013.

The American Taxpayer Relief Act of 2012 (ATRA 2012) was enacted on January 2, 2013. ATRA 2012 retroactively reinstated and extended the federal Research and Development Tax Credit (R&D Credit) from January 1, 2012 to December 31, 2013 as well as bonus depreciation on qualified property. The extension of the R&D Credit and bonus depreciation have no immediate impact on our income tax provision due to existing valuation allowances on our U.S. deferred tax assets. None of the other ATRA 2012 changes are expected to have a material impact on our income tax provision.

During the nine months ended March 29, 2013, our unrecognized tax benefits excluding interest and penalties increased by $22 million to $157 million. Our unrecognized tax benefits that, if recognized, would impact the effective tax rate were $157 million at March 29, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning March 30, 2013, we expect to reduce our unrecognized tax benefits by approximately $4 million primarily as a result of the expiration of certain statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 29, 2013.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	March 29, 2013	June 29, 2012	Change
Cash and cash equivalents	$1,433	$1,707	$(274)
Short-term investments	476	411	65
Restricted cash and investments	101	93	8
Total	$2,010	$2,211	$(201)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from June 29, 2012 as a result of repurchases of our ordinary shares, capital expenditures, redemption and repurchase of certain of our long-term debt, and dividends paid to our shareholders.  These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 29, 2013 of $2.7 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and:

•                  a decrease of $769 million in accounts receivable, net, primarily due to a decrease in revenue;

•                  a decrease of $462 million in accounts payable due to an overall decrease in volumes and a reduction in payment terms with our contract manufacturers;

•                  a decrease of $308 million in vendor non-trade receivables due to a decrease in volumes and reduced payment terms.

Cash Used in Investing Activities

During the nine months ended March 29, 2013, we used $681 million of cash in investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of $658 million, and $36 million in cash paid to acquire a controlling interest in LaCie, net of cash received.

Cash Used in Financing Activities

Net cash used in financing activities of $2,253 million for the nine months ended March 29, 2013 was primarily attributable to approximately $1,612 million paid to repurchase 53 million of our ordinary shares, $421 million for the redemption and repurchase of long term debt and $72 million paid to an escrow account in order to acquire the remaining shares of LaCie.  Additionally, we paid dividends of $381 million which included a one-time acceleration of dividend payments of $136 million that were paid on December 28, 2012 rather than during the three months ended March 29, 2013.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 29, 2013, consisted of: (1) approximately $1.9 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $350 million senior revolving credit facility (the “Revolving Credit Facility”). We also had $101 million in restricted cash and investments, of which $79 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

On March 15, 2013, the Company irrevocably deposited with the Trustee of our 10% senior secured second-priority notes due May 2014 (the “2014 Notes”) cash equal to the principal amount of the outstanding notes, a redemption premium, plus accrued and unpaid interest through May 1, 2013, for a total of $351 million, which released the Company from its obligations under the 2014 Notes and extinguished the associated liability (the “Defeasance”). In connection with this Defeasance, on March 15, 2013, the Company also exercised its option under the Revolving Credit Facility to release the collateral underlying the Revolving Credit Facility.

On April 30, 2013, the Company and its subsidiary Seagate HDD Cayman entered into an amendment to the credit agreement that governs our Revolving Credit Facility, which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million.  As of May 1, 2013, there are no borrowings under the Revolving Credit Facility.

The credit agreement that governs our Revolving Credit Facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 29, 2013, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

From time to time we may repurchase any of our outstanding ordinary shares in the open market or through broker assisted purchases.  As of March 29, 2013, $0.9 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At March 29, 2013, with the exception of our auction rate securities, we had no material marketable securities that had been in a continuous unrealized loss position for a period greater than 12 months and determined that no investments were other-than-temporarily impaired.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 29, 2013.

Fiscal Years Ended

(Dollars in millions, except percentages)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at March 29, 2013
Assets
Cash equivalents:
Fixed rate	$1,213	$—	$—	$—	$—	$—	$1,213	$1,213
Average interest rate	0.07%						0.07%
Short-term investments:
Fixed rate	$15	$89	$159	$135	$37	$4	$439	$450
Average interest rate	0.17%	0.39%	0.66%	0.80%	1.14%	1.50%	0.68%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						9.07%	9.07%
Total fixed income	$1,228	$89	$159	$135	$37	$21	$1,669	$1,678
Average interest rate	0.07%	0.39%	0.66%	0.80%	1.14%	9.07%	0.32%
Debt
Fixed rate	$1	$3	$2	$—	$600	$1,872	$2,478	$2,721
Average interest rate	0.89%	0.89%	0.90%		6.80%	7.23%	7.11%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During the nine months ended March 29, 2013, we did not enter into any hedges of net investments in foreign operations.

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

We evaluate hedging effectiveness prospectively and retrospectively and record any changes in the fair value of the ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the nine months ended March 29, 2013 or March 30, 2012, nor did we discontinue any material cash flow hedges for a forecasted transaction in the respective periods.

The table below provides information as of March 29, 2013 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$122	29.91	$3
Singapore dollar	52	1.23	—
Chinese renminbi	21	6.30	—
Total	$195		$3

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of March 29, 2013, we did not have credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

As of March 29, 2013, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of March 29, 2013, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2013.  During the quarter ended March 29, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended March 29, 2013:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2012 through January 25, 2013	—	$—	—	$1,047
January 26, 2013 through February 22, 2013	3.0	34.09	3.0	945
February 23, 2013 through March 29, 2013	—	—	—	945
Total	3.0	$34.09	3.0	$945

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Entry Into a Material Definitive Agreement

Second Amendment to the Credit Agreement

As previously disclosed, on January 18, 2011, Seagate Technology plc (the “Company”) and its subsidiary Seagate HDD Cayman (“the Borrower”) entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrower, the lenders party thereto (the “Lenders”), The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”), Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as syndication agents and Wells Fargo Bank National Association, as documentation agent. On April 30, 2013, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment to the Credit Agreement”), together with the Borrower and the Administrative Agent and the Lenders party thereto to reduce the pricing terms in the Credit Agreement, amongst other things, including in particular, to:

(i) increase the commitments available under the Credit Agreement from $350 million to $500 million;

(ii) amend the provision permitting the Borrower to incur unsecured senior or subordinated indebtedness by increasing the maximum other indebtedness permissible (a) during any non-investment grade period from $100 million to $300 million and (b) during any investment grade period, from $250 million to $450 million;

(iii) decrease the applicable margin for borrowings under the Credit Agreement;

(iv) introduce cross-guarantees by certain guarantors in respect of swap obligations; and

(v) extend the term of the Credit Agreement from January 18, 2015 to April 30, 2018.

First Amendment to the U.S. Guarantee Agreement

As previously disclosed on January 18, 2011, in connection with the Credit Agreement, the Borrower, the Company and certain other material subsidiaries of the Company (the Company, the Borrower and such other subsidiaries, collectively, the “Initial Loan Guarantors”) entered into the U.S. Guarantee Agreement with the Administrative Agent, pursuant to which the obligations of the Loan Parties (as defined in the Credit Agreement) under the Credit Agreement became guaranteed by the Initial Loan Guarantors (“U.S. Guarantee Agreement”).  In connection with the Second Amendment, the U.S. Guarantee Agreement was also amended on April 30, 2013 to introduce certain cross-guarantees by certain guarantors in respect of swap obligations (“First Amendment to the U.S. Guarantee Agreement”).

General

The foregoing description of the Second Amendment to the Credit Agreement and the First Amendment to the U.S. Guarantee Agreement is qualified by reference to the Second Amendment to the Credit Agreement and the First Amendment to the U.S. Guarantee Agreement, copies of which are attached as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Second Amendment to the Credit Agreement and the First Amendment to the U.S. Guarantee Agreement are filed as exhibits to this Quarterly Report on Form 10-Q to provide investors with the information regarding their terms. They are not intended to provide any other factual information about the Company or the other parties to the agreements or any of their respective subsidiaries or affiliates.

The Bank of Nova Scotia, Merrill Lynch Pierce Fenner and Smith Incorporated, other lenders under our Credit Agreement, and certain of their affiliates have performed, and may in the future perform, for us and our affiliates, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	May 1, 2013	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 1, 2013	BY:	/s/ PATRICK J. O’MALLEY
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

10.1

Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent

10.2

First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent

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