Form 10-K
period 2013-06-28
Seagate Technology plc
filed 2013-08-08
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 28, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $10.7 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of August 1, 2013 was 356,816,941.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual General Meeting of Shareholders, to be held on October 30, 2013, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 28, 2013.

SEAGATE TECHNOLOGY PLC

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

        In this Annual Report on Form 10-K (the "Form 10-K"), unless the context indicates otherwise, as used herein, the terms "we," "us," "Seagate," the "Company" and "our" refer to Seagate Technology public limited company ("plc"), an Irish public limited company, and its subsidiaries. References to "$" are to United States dollars.

        We have compiled the market size information in this Form 10-K using statistics and other information obtained from several third-party sources.

        Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

        We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements and assumptions included in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 27, 2014 and beyond contained in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to us as of the date of this report and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by such statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to;

  •
  the uncertainty in global economic conditions as consumers and businesses may defer purchases in response to tighter credit and financial news;

  •
  the impact of the variable demand and adverse pricing environment for disk drives, particularly in view of current business and economic conditions;

  •
  dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures;

  •
  the impact of competitive product announcements; a possible excess industry supply with respect to particular disk drive products; and

  •
  our ability to achieve projected cost savings in connection with restructuring plans.

        Additional risks and uncertainties are set forth and are discussed in more detail in "Item 1A. Risk Factors" of this Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.    BUSINESS

        We are a leading provider of electronic data storage products. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness.

        We produce a broad range of electronic data storage products including HDDs, solid state hybrid drives (SSHD) and solid state drives (SSD), which address enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), gaming consoles, personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Industry Overview

  Electronic Data Storage Industry

        The electronic data storage industry is comprised of companies that manufacture components or subcomponents designed for electronic data storage devices and companies that provide storage solutions through a variety of technologies such as disk drives, semiconductor-based storage technologies such as SSD storage applications and software and services for cloud growth, big data and on-premise and mobility platforms.

  Markets

        The principal markets served by the electronic data storage industry are:

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

        Client Compute.    We define client compute applications as solutions designed for desktop and mobile compute applications. We believe that the demand resulting from growing economies of certain countries and the continued proliferation of digital content will continue to drive demand for the client compute market. As the storage of digital content in the cloud becomes more prominent, some client compute applications require less built-in storage, and therefore alternative storage solutions are becoming more prevalent within the client compute market.

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

        Hardware storage solutions manufacturers.    Companies that transform components into storage products include disk drive manufacturers and semiconductor storage manufacturers which include integrating flash memory into storage products such as SSDs.

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

  Demand for Electronic Data Storage

        The continued advancement of cloud, mobile and open source computing, as well as an increase in the use and reliance on big data analytics are driving the growth of digital content. Factors contributing to this growth are the increased:

  •
  creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies, and music by consumers and large amounts of electronic data by enterprises;

  •
  aggregation and distribution of digital content through services and other offerings such as Facebook, Instagram, iTunes, LinkedIn, Netflix, Pandora and YouTube;

  •
  consumption of digital content through smart phones, tablets, DVRs, and gaming consoles;

  •
  use of machine generated data that is produced and stored in increasingly larger quantities; and

  •
  protection of digital content through storage on backup devices and externally provided storage services.

        As a result of these factors, the nature and amount of content being created requires increasingly higher storage capacity in order to store, manage, distribute, utilize and backup such content. This in turn has resulted in the rapid growth in demand for electronic data storage applications and solutions which we believe will continue to grow in developed countries as well as in emerging economies.

        Additionally, as the way electronic data is consumed continues to evolve with the proliferation of mobile devices and the growth of cloud computing, we also expect shifts in the manner that electronic data is stored. Accordingly, we expect that demand for electronic data storage in the enterprise and traditional non-compute markets will continue to grow.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner which hard drives are delivered to market and utilized by our customers will evolve as well.

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives due to the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media rich content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

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

  •
  input/output operations per second (IOPS), commonly expressed in megabytes per second, which is the maximum number of reads and writes to a storage location;

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

Products

        We offer a broad range of HDD's, SSHD's, and SSD's, for the enterprise, datacenter, client compute and client non-compute applications. We offer more than one product within each product category and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features like full disk encryption and instant encryption key replacement through our Instant Erase technology, and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. We list our main current product offerings below.

  Enterprise Storage

        Enterprise Performance Family.    Our 10,000 and 15,000 RPM Enterprise Performance Family disk drives feature increased throughput and improved energy efficiency, targeted at high random performance server application needs. Performance 10,000 RPM HDDs ship in storage capacities ranging from 300GB to 900GB, and our 15,000 RPM HDDs ship in storage capacities ranging from 146GB to 600GB.

        Enterprise Capacity HDD Family.    Our Enterprise Capacity disk drives ship in a 2.5-inch and 3.5-inch form factor and in storage capacities of up to 4TB that clock in at 7,200 RPM speeds. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency and integrated security, SATA and SAS interfaces.

        Enterprise Value HDD Family.    Providing up to 3TB of SATA-based high capacity, 3.5-inch energy-efficient enterprise storage, the Enterprise Value hard disk drive offers low-cost bulk storage designed for vast amounts of unstructured data in the cloud. It features low power for energy efficient operations and ensures reliable operations in 24x7 multi-drive replicated environments.

        Seagate Terascale HDD Family.    Available in capacities up to 4TB in a 3.5-inch enterprise-class SATA hard drive, the Terascale HDD is designed to provide data centers with the storage scalability they need to meet demands in low workload, 24x7 replicated environments.

        We also ship SSHD and SSD enterprise solutions, including our Enterprise Turbo SSHD, 1200 SSD and 600 Pro SSD products. These products offer an alternative solution to HDDs, with higher speeds than traditional HDDs, and capacities of up to 800 GB.

  Client Compute

        Laptop HDDs and SSHDs.    Our family of laptop drives ship in a variety of form factors (5mm to 9.5mm drive height), capacities (250GB to 1TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops to tablets, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

        Spinpoint SATA Mobile Family.    Our Spinpoint M8 2.5-inch mobile computing disk drives ship in 5,400 RPM, come in storage capacities of up to 1 TB, and continue to be produced under the Samsung brand name.

        Desktop HDD and SSHDs.    Our 3.5-inch family of desktop drives ship in both traditional HDD and SSHD configurations and offer up to 4TB. Desktop drives are designed for applications such as PCs, workstations and personal external storage devices.

  Client Non-Compute

        Video 3.5 and Video 2.5 HDDs.    We sell our 3.5 and 2.5-inch Video HDDs for use in video applications like DVR, media centers or gaming consoles. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

        SV35: Surveillance HDDs.    Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. This surveillance optimized drive was built to support the growing needs of the surveillance market with support for multiple HD streams and capacities up to 3TB.

        We ship external backup storage solutions under our Backup Plus and Expansion product lines, as well as under the Samsung and LaCie brand names. These product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 4TB and 1TB, respectively. In addition, we ship the Wireless Plus wireless drive for use with secondary mobile devices utilizing a 2.5-inch 1TB drive. We also ship network attached storage (NAS) solutions under our Central and Business Storage product lines. These product lines utilize our 3.5-inch disk drives; our Central products are available in capacities up to 4TB, and our Business Storage products are available in capacities up to 16TB.

Customers

        We sell our products to major OEMs, distributors and retailers.

        The following table summarizes our revenue(1) by channel and by geography:

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Revenues by Channel (%)
OEM	68%	72%	69%
Distributors	21%	21%	22%
Retail	11%	7%	9%
Revenues by Geography (%)
Americas	27%	26%	29%
EMEA	19%	19%	20%
Asia Pacific	54%	55%	51%

(1)
Revenue is attributed to countries based on the shipping location.

        OEM customers typically enter into master purchase agreements with us. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions including sales programs offered to promote selected products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead-time, customers may defer most purchase orders without significant penalty. Anticipated orders from many of our customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs.

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

        In fiscal years 2013, 2012 and 2011, Dell Inc. accounted for approximately 13%, 15% and 13% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 10%, 14% and 15% of consolidated revenue, respectively. See "Item 1A. Risk Factors—Risks Related to Our Business— Dependence on Key Customers—We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers."

Competition

        We compete primarily with manufacturers of hard drives used in the enterprise, client compute and client non-compute applications, but have in the past few years also competed with manufacturers of solid-state drives. The markets that we compete in are intensely competitive. Disk drive manufacturers not only compete for a limited number of major disk drive customers but also compete with other companies in the electronic data storage industry that provide alternative storage solutions, such as flash memory and SSDs. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, time-to-market and time-to-volume leadership, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, warranty and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to each of these factors in the markets that we currently address.

        Principal Disk Drive Competitors.    Following industry consolidation during fiscal year 2012, three disk drive companies remain:

  •
  Seagate, selling the Seagate and Samsung brands;

  •
  Western Digital Corporation, operating the Western Digital and Hitachi Global Storage Technologies subsidiaries; and

  •
  Toshiba Corporation

        Other Competitors.    We also are experiencing competition from companies that provide alternative storage technologies such as flash memory and SSDs used in mobile applications such as tablets, notebooks and lower capacity hand held devices in addition to SSDs used in enterprise applications for rapid processing and high volume transactions. Additionally, we may in the future face indirect competition from customers who from time to time evaluate whether to offer electronic data storage products that may compete with our products.

        Price Erosion.    Historically, our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets ("like-for-like products"). Price declines for like-for-like products ("price erosion") have been more pronounced during periods of:

  •
  economic contraction in which competitors may use discounted pricing to attempt to maintain or gain market share;

  •
  few new product introductions when competitors have comparable or alternative product offerings; and

  •
  industry supply exceeding demand.

        Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

        Product Life Cycles and Changing Technology.    Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally those disk drive manufactures that are able to introduce new products first benefit from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2013, 2012 and 2011, we had product development expenses of approximately $1,133 million, $1,006 million and $875 million, respectively, which represented 8%, 7% and 8% of our consolidated revenue, respectively.

Patents and Licenses

        As of June 28, 2013, we had 5,570 U.S. patents and 1,965 patents issued in various foreign jurisdictions as well as 1,304 U.S. and 1,259 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

        The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see "Item 8. Financial Statements and Supplementary Data—Note 14, Legal, Environmental, and Other Contingencies." The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome. We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to patent licenses.

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

Employees

        At June 28, 2013, we employed approximately 53,200 employees and temporary employees worldwide, of which approximately 45,000 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data—Note 13, Business Segment and Geographic Information."

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

        Web Site Access.    Our website is www.seagate.com. We make available, free of charge at the "Investors" section of our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not incorporated into this Form 10-K.

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 7, 2013. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	56	Chairman, President and Chief Executive Officer
Patrick J. O'Malley	51	Executive Vice President, Chief Financial Officer
Kenneth M. Massaroni	52	Executive Vice President, General Counsel and Chief Administrative Officer
William D. Mosley	46	Executive Vice President, Operations
Albert A. "Rocky" Pimentel	57	Executive Vice President, Chief Sales and Marketing Officer
D. Kurt Richarz	52	Executive Vice President, Sales
Mark Re	53	Senior Vice President, Chief Technology Officer
Douglas DeHaan	55	General Manager, Samsung HDD Brand of Products
David H. Morton Jr.	41	Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo, Chairman, President and Chief Executive Officer. Mr. Luczo, 56, has served as President and CEO since January 2009, and continues to serve as Chairman of the Board. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of our predecessor, Seagate Technology, Inc. and, in July 1998, he was promoted to CEO at which time he joined the Board of Directors of Seagate Technology, Inc. He was appointed Chairman of the Board in 2002. Mr. Luczo resigned as CEO effective as of July 3, 2004, but retained his position as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo was appointed to the board of directors of Microsoft Corporation in May 2012.

        Patrick J. O'Malley, Executive Vice President and Chief Financial Officer. Mr. O'Malley, 51, has served as Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as Senior Vice President, Finance from 2005 to August 2008, and assumed the additional roles of Principal Accounting Officer and Treasurer in 2006. Prior to that, he was Senior Vice President, Consumer Electronics from 2004 to 2005; Senior Vice President, Finance, Manufacturing from 1999 to 2004; Vice President, Finance-Recording Media from 1997 to 1999; Senior Director Finance, Desktop Design, from 1996 to 1997; Senior Director, Finance, Oklahoma City Operations from 1994 to 1996; Director/Manager, Corporate Financial Planning & Analysis from 1991 to 1994; Manager, Consolidations & Cost Accounting from 1990 to 1991; Manager, Consolidations from 1988 to 1990; and Senior Financial Analyst in 1988. Mr. O'Malley was appointed to the board of directors of E2open, Inc. in January 2012.

        Kenneth M. Massaroni, Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Massaroni, 52, was appointed Executive Vice President, General Counsel and Chief Administrative Officer in July 2011. Prior to that, he served as Senior Vice President, General Counsel and Corporate Secretary from April 2008 through July 2011; Vice President and Acting General Counsel from December 2007 to April 2008; and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was vice president of law, deputy general counsel and assistant secretary at Scientific-Atlanta Inc. from 1997 to 2006. In addition, Mr. Massaroni has also held senior patent counsel positions at Motorola Inc. from 1993 to 1997, served as general counsel and secretary at Optical Imaging Systems, Inc. from 1990 to 1992 and as a patent attorney at Energy Conversion

Devices Inc. from 1987 to 1990, and as an associate at the law firm of Collier, Shannon, Rill and Scott from 1992 to 1993.

        William D. Mosley, Executive Vice President, Operations. Mr. Mosley, 46, has served as Executive Vice President, Operations since March 2011. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; Vice President, Research and Development, Engineering from 2002 to 2007; Senior Director, Research and Development, Engineering from 2000 to 2002; Director, Research and Development, Engineering from 1998 to 2000; and Manager, Operations and Manufacturing from 1996 to 1998.

        Albert A. "Rocky" Pimentel, Executive Vice President, Worldwide Sales and Marketing. Mr. Pimentel, 57, joined Seagate in April 2011. Mr. Pimentel was previously a director of Seagate from 2009 until his resignation from the Board of Directors on April 7, 2011. Mr. Pimentel served as Chief Operating Officer and Chief Financial Officer ("CFO") at McAfee, Inc., from 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from 2004 to 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from 2003 to 2004, which was acquired by Check Point Software in 2004. From 2001 to 2003, Mr. Pimentel was a partner with Redpoint Ventures. Mr. Pimentel also held the positions of Senior Vice President and CFO of WebTV Networks, which was acquired by Microsoft in 1997; from 1996 until 2001, Senior Vice President and CFO of LSI Logic Corporation from 1992 to 1996 and was part of the founding management team of Conner Peripherals, Inc., which was acquired by the Company in 1996.

        D. Kurt Richarz, Executive Vice President, Sales and Marketing. Mr. Richarz, 52, joined Seagate in May 2006, when we acquired Maxtor Corporation. He has served as our Executive Vice President, Sales and Marketing since March 2011. Prior to that, he served as our Executive Vice President, Sales from May 2008 through March 2011; Executive Vice President, Sales and Customer Service Operations since from May 2006 to May 2008; Senior Vice President of Global OEM Sales from 2007 to 2008, and Vice President of Global OEM Sales from 2006 to 2007. At Maxtor Corporation, from 2002 to 2006, he served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales. From 1990 to 2001, he served in various sales positions at Quantum Corporation.

        Mark Re, Senior Vice President, Chief Technology Officer. Mr. Re, 53, joined Seagate in August 2003 and has served as Senior Vice President, Research and Development, since July 2013. Prior to that, he served as Vice President, Research, from August 2003 to August 2006; Senior Vice President, Research, from August 2006 to March 2009; Senior Vice President, Recording Media Operations, from March 2009 to March 2011; and Senior Vice President, Recording Media and Heads Research and Development. Mr. Re also served as Senior Vice President, Research and Development at Read Rite Corporation from 1998 to 2003. Mr. Re currently serves on the Scientific Advisory Board for the Data Storage Institute, as well as on the Pittsburgh Technology Council and the Advanced Storage Technology Consortium.

        Douglas DeHaan, General Manager, Samsung HDD Brand of Products. Mr. DeHaan, 55, has been General Manager, Samsung HDD Products since September 2012. Prior to that, he served as Senior Vice President, Operations and Materials, from February 2009 until September 2012; Senior Vice President of Quality from 2008 to 2009; Senior Vice President of Product and Process Development, Core Products, from 2003 to 2008; Senior Vice President, Process Development and Product Launch, from 2001 to 2003; Vice President, Seagate Factory of the Future Initiative, from 1999 to 2001; Vice President, Twin Cities Manufacturing Operations, from 1996 to 1999; Vice President, Singapore Operations, from 1994 to 1996; and Senior Director, Manufacturing Engineering/Twin Cities Operations, from 1992 to 1994.

        David H. Morton Jr., Vice President, Finance, Treasurer and Principal Accounting Officer. Mr. Morton, 41, joined Seagate in 1995 and has served as our Vice President, Finance, Treasurer and Principal Accounting Officer since October 2009. Prior to that, he served as our Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005. Prior to June 2004, Mr. Morton held a variety of progressively senior management positions within our finance organization.

ITEM 1A.    RISK FACTORS

Risks Related to our Business

Macroeconomic Conditions—Changes in the macroeconomic environment have, and may continue to, negatively impact our results of operations.

        Due to the continuing uncertainty about current macroeconomic conditions affecting consumer and enterprise spending, we believe our customers may postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Continuing high unemployment rates, low levels of consumer liquidity, risk of default on sovereign debt and volatility in credit and equity markets have weakened consumer confidence and decreased consumer and enterprise spending in many regions around the world. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Competition—Our industry is highly competitive and our products have experienced and may continue to experience significant price erosion and market share variability.

        The disk drive industry is intensely competitive and vendors have typically experienced substantial price erosion over the life of a product. Our competitors have historically offered existing products at lower prices as part of a strategy to gain or retain market share and customers. Should these practices continue, we may need to continually reduce our prices for existing products to retain our market share, which could adversely affect our results of operations.

        While recent slowing areal density improvements and longer product lifecycles have necessitated that hard drive manufacturers reduce engagement in aggressive pricing tactics that have historically led to increased price erosion, we believe that industry price erosion and market share may remain volatile should the industry engage in aggressive pricing actions targeted to shift customer demand.

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

        We also face indirect competition from present and potential customers who evaluate from time to time whether to manufacture their own disk drives or other electronic data storage products that may compete with our products.

        We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have announced solid state drives (SSDs) for tablet, notebook and enterprise compute applications. Certain customers for both notebook and enterprise compute applications are adopting SSDs as alternatives to hard drives in certain applications.

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

        Additional causes of declines in demand for our products in the past have included announcements or introductions of major new operating systems or semiconductor improvements or changes in consumer preferences, such as the shift to mobile devices. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of disk drives causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other disk drive manufacturers than usual.

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

        Some of our key customers account for a large portion of our disk drive revenue. While we have longstanding relationships with many of our customers, if any of our key customers were to significantly reduce their purchases from us, our results of operations would be adversely affected. While sales to major customers may vary from period to period, a major customer that permanently discontinues or significantly reduces its relationship with us could be difficult to replace. In line with industry practice, new customers usually require that we pass a lengthy and rigorous qualification process at the customer's cost. Accordingly, it may be difficult or costly for us to attract new major customers. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by these key customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.

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

Impairment Charges—We may be required to record impairment charges for goodwill and/or other long-lived assets.

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

Risk of Intellectual Property Litigation—We are at times subject to intellectual property legal proceedings and claims which could which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.

        We are subject from time-to-time to legal proceedings and claims, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us, or our customers, in connection with their use of our products. Intellectual property litigation can be expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our business. In addition, intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, which may cause actual results to differ materially from our expectations. Patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. Some of the actions that we face from time-to-time seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results.

        We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Part II, "Item 8. Financial Statements and Supplementary Data—Note 14, Legal, Environmental and Other Contingencies" of this Annual Report on Form 10-K for a description of pending intellectual property proceedings.

Protection of our Intellectual Property—We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.

        We rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights. In the past, we have been involved in significant and expensive disputes regarding our IP rights and those of others, including claims that we may be infringing patents, trademarks and other IP rights of third-parties. We expect that we will be involved in similar disputes in the future.

        There can be no assurance that:

  •
  any of our existing patents will continue to be held valid, if challenged;

  •
  patents will be issued for any of our pending applications;

  •
  any claims allowed from existing or pending patents will have sufficient scope or strength to protect us; or

  •
  our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage.

        In addition, our competitors may be able to design their products around our patents and other proprietary rights. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable.

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

        Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We may also be subject to breaches of the information technology systems we use for these purposes, information technology system failures and network disruptions. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system.

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

  •
  Fluctuations in Currency Exchange Rates.  Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asia and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. From time to time, fluctuations in foreign exchange rates have negatively affected our operations and profitability and there can be no assurance that these fluctuations will not adversely affect our operations and profitability in the future. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts. However, these contracts may not cover our full exposure and subject us to certain counterparty credit risks. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk" of this Annual Report on Form 10-K additional information about our foreign currency exchange risk.

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

Political Risks Associated with International Operations—Our international operations subject us to risks related to economic conditions, political unrest and terrorism.

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

        Macroeconomic developments like the debt crisis in certain countries in the European Union and slowing economies in parts of Asia and South America could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) budgets or be unable to fund hardware systems, which could cause customers to delay, decrease or cancel purchases of our products or cause customers not to pay us or to delay paying us for previously purchased products and services.

        In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales.

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

        While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments , no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Environmental Regulations—Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        The sale and manufacturing of products in certain states and countries may subject us and our suppliers to state, federal and international laws and regulations governing protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, restrictions on the presence of certain substances in electronic products and the responsibility for environmentally safe disposal or recycling. We endeavor to ensure that we and our suppliers comply with all applicable environmental laws and regulations, however, compliance may increase our operating costs and otherwise impact future financial results. If additional or more stringent requirements are imposed on us in the future, we could incur additional operating costs and capital expenditures. If we fail to comply with applicable environmental laws, regulations, initiatives, or standards of conduct, our customers may refuse to purchase our products and we could be subject to fines, penalties and possible prohibition of sales of our products into one or more states or countries, liability to our customers and damage to our reputation, which could result in a material adverse effect on the financial condition or results of operations.

New conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

        In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country, the first such report being due on May 31, 2014. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

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

        At June 28, 2013, the use of approximately $358 million and $90 million of our U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law. To the extent these net operating loss and tax credit carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations in the U.S. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss or tax credit carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership, such as changes in ownership resulting from future repurchases of our ordinary shares, could put limitations on the availability of our net operating loss or tax credit carryforwards. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.8 billion, $1.8 billion, and $415 million, respectively. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $400 to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $70 to $85 million each year.

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

        Our material manufacturing, product development and marketing and administrative facilities at June 28, 2013 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	895,000	Product development and marketing and administrative
Colorado	Owned	528,000	Product development
Minnesota	Owned/Leased	1,085,000	Manufacture of recording heads and product development
Oklahoma	Owned/Leased	150,000	Administrative
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	1,103,000	Manufacture of drives
Wuxi	Leased	716,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Penang	Owned(1)	390,000	Manufacture of drive subassemblies
Singapore
Woodlands	Owned(1)	1,404,000	Manufacture of media
Ang Mo Kio	Leased	258,000	Manufacturing support, product development and administrative
Science Park	Leased	110,000	Product development
Thailand
Korat	Owned	1,716,000	Manufacture of drives and drive subassemblies
Teparuk	Owned	362,000	Manufacture of drive subassemblies
Korea
Suwon	Owned	220,000	Product development

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of June 28, 2013, we owned or leased a total of approximately 11.4 million square feet of space worldwide. We occupied approximately 7.0 million square feet for the purpose of manufacturing, 1.9 million square feet for product development, 1.6 million square feet for marketing and administrative purposes and subleased 0.2 million square feet. Included in the 11.4 million square feet of owned or leased space is a total of 0.9 million square feet that is currently unoccupied, primarily as a result of site closures at our facilities in Longmont, Colorado and Ang Mo Kio (AMK), Singapore. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of June 28, 2013, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

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

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 30, 2011	$17.17	$9.96
Quarter ended December 30, 2011	$18.60	$9.05
Quarter ended March 30, 2012	$28.63	$16.21
Quarter ended June 29, 2012	$32.55	$21.62
Quarter ended September 28, 2012	$35.71	$23.86
Quarter ended December 28, 2012	$31.49	$24.90
Quarter ended March 29, 2013	$37.94	$29.80
Quarter ended June 28, 2013	$45.50	$33.22

        As of August 1, 2013 there were approximately 1,060 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2013 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from June 27, 2008 to June 28, 2013. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on June 27, 2008, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 60 MONTH
CUMULATIVE TOTAL RETURN*
Among Seagate Technology, The S&P 500 Index
And The Down Jones US Computer Hardware Index

	6/27/2008	7/3/2009	7/2/2010	7/1/2011	6/29/2012	6/28/2013
Seagate Technology	100.00	55.01	70.48	88.51	139.96	264.96
S&P 500	100.00	70.12	68.02	89.11	90.61	106.85
Dow Jones US Computer Hardware	100.00	80.22	114.01	145.84	191.47	150.04

*
$100 invested on 6/27/08 in stock and in index, including reinvestment of dividends.

Copyright© 2013 Bloomberg Finance L.P. All rights reserved.

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

        The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 5, 2011	August 26, 2011	$0.18
November 3, 2011	November 18, 2011	$0.18
February 15, 2012	March 1, 2012	$0.25
May 2, 2012	May 17, 2012	$0.25
August 5, 2012	August 26, 2012	$0.32
November 14, 2012	November 29, 2012	$0.32
December 14, 2012	December 28, 2012	$0.38
May 15, 2013	May 29, 2013	$0.38

        From the closing of our initial public offering in December 2002 through 2013, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $1.9 billion in the aggregate.

Repurchases of Our Equity Securities

        On January 25, 2012, our Board of Directors authorized the repurchase of up to an additional $1 billion of our outstanding ordinary shares.

        On April 26, 2012, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

        All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended June 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions, except average price paid per share)
1st Quarter through 3rd Quarter of Fiscal Year 2013	53.5	$30.13	53.5	$1,612	$945
March 30, 2013 through April 26, 2013	—	—	—	—	945
April 27, 2013 through May 24, 2013	—	—	—	—	945
May 25, 2013 through June 28, 2013	1.0	42.00	1.0	42	903

Through 4th Quarter of Fiscal Year 2013	54.5	$30.35	54.5	$1,654	$903

        On July 24, 2013, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

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

        The Consolidated Statements of Operations data for the fiscal years ended June 28, 2013, June 29, 2012 and July 1, 2011, and the Consolidated Balance Sheet data as of June 28, 2013 and June 29, 2012, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended July 2, 2010 and July 3, 2009, and the Consolidated Balance Sheet data at July 1, 2011, July 2, 2010 and July 3, 2009, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009(1)
Revenue	$14,351	$14,939	$10,971	$11,395	$9,805
Gross margin	3,940	4,684	2,146	3,204	1,410
Income (loss) from operations	2,091	3,108	806	1,740	(2,665)
Net income (loss)	1,838	2,862	511	1,609	(3,125)
Total assets	9,243	10,106	9,225	8,247	7,087
Total debt	2,777	2,863	3,512	2,502	2,697
Equity	$3,506	$3,497	$2,463	$2,724	$1,554
Net income (loss) per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$4.97	$6.72	$1.13	$3.28	$(6.40)
Diluted	4.81	6.49	1.09	3.14	(6.40)
Number of shares used in per share computations:
Basic	370	426	451	491	488
Diluted	382	441	467	514	488
Cash dividends declared per share	$1.40	$0.86	$0.18	$—	$0.27

(1)
Includes the effect of a $2.3 billion impairment of goodwill and other long-lived assets.

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on 13-week quarters in fiscal years 2013 and 2012, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

	Fiscal Year 2013 Quarters Ended
(In millions, except per share data)	June 28, 2013	March 29, 2013	December 28, 2012	September 28, 2012
Revenue	$3,425	$3,526	$3,668	$3,732
Gross margin	939	948	992	1,061
Income from operations	448	465	555	624
Net income attributable to Seagate Technology plc	348	416	492	582
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$0.97	$1.16	$1.33	$1.48
Diluted	0.94	1.13	1.30	1.42

	Fiscal Year 2012 Quarters Ended
(In millions, except per share data)	June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011
Revenue	$4,482	$4,450	$3,195	$2,811
Gross margin	1,484	1,641	1,010	549
Income from operations	1,057	1,210	605	236
Net income	1,013	1,146	563	140
Net income per share:
Basic	$2.46	$2.57	$1.32	$0.33
Diluted	2.37	2.48	1.28	0.32

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the Company's financial condition, changes in financial condition and results of operations for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 27, 2014 and beyond. These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011.

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

  •
  Fiscal Year 2013 Summary.  Overview of financial and other highlights affecting us for fiscal year 2013.

  •
  Results of Operations.  Analysis of our financial results comparing fiscal year 2013 to 2012 and comparing fiscal years 2012 to 2011.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 28, 2013 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are a leading provider of electronic data storage products. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness.

        We produce a broad range of electronic data storage products including HDDs, solid state hybrid drives (SSHD) and solid state drives (SSD), which address enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), gaming consoles, personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

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

        During the supply chain disruption in fiscal year 2012, we believe demand exceeded supply due to the impact from the flooding in Thailand, resulting in an increase in the average selling price ("ASP"). The industry's ability to manufacture and ship drives had substantially recovered as of the end of fiscal year 2012. During fiscal year 2013, price erosion has been relatively benign.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner which hard drives are delivered to market and utilized by our customers will evolve as well.

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives due to the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media rich content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

        Price Erosion.    Historically, our industry has been characterized by price declines for disk drive products with comparable capacity, performance and feature sets ("like-for-like products").

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

Fiscal Year 2013 Summary

        Revenues for fiscal year 2013 were $14.4 billion while gross margin as a percentage of revenue was 27%. We repurchased 54 million of our ordinary shares during the year for approximately $1.7 billion, paid dividends of $0.5 billion, paid $1.2 billion for the early redemption and repurchase of debt with a principal value of $1.1 billion and issued $1.0 billion of 4.75% Senior Notes due 2023.

Results of Operations

        We list in the table below summarized information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
Revenue	$14,351	$14,939	$10,971
Cost of revenue	10,411	10,255	8,825

Gross margin	3,940	4,684	2,146
Product development	1,133	1,006	875
Marketing and administrative	635	528	445
Amortization of intangibles	79	38	2
Restructuring and other, net	2	4	18

Income from operations	2,091	3,108	806
Other expense, net	(260)	(226)	(227)

Income before income taxes	1,831	2,882	579
(Benefit from) provision for income taxes	(7)	20	68

Net income	1,838	2,862	511
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	$1,838	$2,862	$511

	Fiscal Years Ended
(as a percentage of Revenue)	June 28, 2013	June 29, 2012	July 1, 2011
Revenue	100%	100%	100%
Cost of revenue	73	69	80

Gross margin	27	31	20
Product development	8	7	8
Marketing and administrative	4	4	4
Amortization of intangibles	1	—	—
Restructuring and other, net	—	—	—

Income from operations	14	21	7
Other expense, net	(2)	(2)	(2)

Income before income taxes	12	19	5
Provision for (benefit from) income taxes	—	—	1

Net income	12	19	5
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	12%	19%	5%

        The following table summarizes information regarding volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages and ASPs)	June 28, 2013	June 29, 2012	July 1, 2011
Net Revenue	$14,351	$14,939	$10,971
Unit Shipments:
Enterprise	30	29	29
Client Compute	151	156	132
Client Non-Compute	45	39	38

Total Units Shipped	226	224	199
ASP (per unit)	$63	$66	$54
Exabytes Shipped	185	150	110
Revenues by Channel (%)
OEM	68%	72%	69%
Distributors	21%	21%	22%
Retail	11%	7%	9%
Revenues by Geography (%)
Americas	27%	26%	29%
EMEA	19%	19%	20%
Asia Pacific	54%	55%	51%

Fiscal Year 2013 Compared to Fiscal Year 2012

  Revenue

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
Revenue	$14,351	$14,939	$(588)	(4)%

        Revenue in fiscal year 2013 decreased approximately 4%, or $0.6 billion, from fiscal year 2012 due to a decrease in the average selling price per unit. The decrease in the average selling price to $63 per unit during fiscal year 2013, as compared to $66 per unit in the prior year, was primarily due to supply constraints beginning in the second quarter of fiscal year 2012 as a result of the severe flooding in Thailand, partially offset by a favorable product mix and slightly higher volumes in fiscal year 2013, which included a full period of Samsung labeled HDD products.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
Cost of revenue	$10,411	$10,255	$156	2%
Gross margin	$3,940	$4,684	$(744)	(16)%
Gross margin percentage	27%	31%

        For fiscal year 2013, gross margin as a percentage of revenue decreased to 27% from 31% in the prior fiscal year, as a result of higher ASPs during fiscal year 2012. Our ASPs during fiscal year 2012 were increased due to the limited industry supply of hard drives as a result of the severe flooding in Thailand.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
Product development	$1,133	$1,006	$127	13%
Marketing and administrative	635	528	107	20%
Amortization of intangibles	79	38	41	108%
Restructuring and other, net	2	4	(2)	(50)%

Operating expenses	$1,849	$1,576	$273

        Product Development Expense.    Product development expenses for fiscal year 2013 increased from fiscal year 2012, primarily due to increased investments in HDD and alternative storage technologies of approximately $84 million, and headcount related costs of approximately $41 million, net of a decrease in variable performance based compensation of approximately $7 million.

        Marketing and Administrative Expense.    Marketing and administrative expenses for fiscal year 2013 increased from fiscal year 2012 primarily due to further investments in certain strategic initiatives as well as enhancement of our core business operations. This, along with our annual focal increases, resulted in additional headcount related costs of $64 million, net of a reduction in variable performance based compensation of $7 million. In addition, the consolidation of LaCie in fiscal year 2013 contributed approximately $32 million to Marketing and administrative expense.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2013 increased as a result of the acquisition of Samsung's HDD business in December of 2011, and LaCie in August of 2012.

        Restructuring and Other, net.    Restructuring and other, net for fiscal years 2013 and 2012, was not material and primarily related to previously announced restructuring plans.

  Other Income (Expense), net

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
Other expense, net	$(260)	$(226)	$(34)	15%

        Other expense, net for fiscal year 2013 compared to fiscal year 2012 increased due to a loss of $141 million on the early redemption and repurchase of debt. These losses were partially offset by gains recorded for sales of our available for sale securities and strategic investments of $61 million, insurance proceeds of $25 million for equipment damaged during the severe flooding in Thailand in October of 2011, and a decrease in interest expense of $27 million due to a reduction in our average interest rate and total debt levels.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
Provision for (benefit from) income taxes	$(7)	$20	$(27)	(135)%

        We recorded an income tax benefit of $7 million for fiscal year 2013 compared to an income tax provision of $20 million for fiscal year 2012. Our fiscal year 2013 benefit from income taxes included $52 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods. Our fiscal year 2012 provision for income taxes included $35 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods.

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

        Our income tax provision recorded for fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie did not have a material impact on our effective tax rate in fiscal year 2013. Our income tax provision recorded for fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Samsung's HDD business did not have a significant impact on our effective tax rate in fiscal year 2012.

        The American Taxpayer Relief Act of 2012 (ATRA 2012) was enacted on January 2, 2013. ATRA 2012 retroactively reinstated and extended the federal Research and Development Tax Credit (R&D Credit) from January 1, 2012 to December 31, 2013 as well as bonus depreciation on qualified property. Extension of the R&D Credit and bonus depreciation has no immediate impact on our income tax provision due to existing valuation allowances on our U.S. deferred tax assets. None of the other ATRA 2012 changes are expected to have a material impact on our income tax provision.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At June 28, 2013, our deferred tax asset valuation allowance was approximately $989 million.

        At June 28, 2013, we had net deferred tax assets of $554 million. The realization of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        As of June 28, 2013, the use of approximately $358 million and $90 million of our total U.S. net operating loss and tax credit carry forwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.8 billion, $1.8 billion and $415 million, respectively. It is reasonably possible that such a change could occur. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $ 400 to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use our tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $70 to $85 million each year.

        As of June 28, 2013 and June 29, 2012, we had approximately $157 million and $135 million, respectively, of unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate is $157 million and $135 million as of June 28, 2013 and June 29, 2012, respectively, subject to certain future valuation allowance reversals.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2013, we recognized a net tax expense for interest and penalties of $2 million as compared to a net tax expense for interest and penalties of $2 million and less than $1 million during fiscal year 2012 and fiscal year 2011, respectively. As of June 28, 2013, we had $19 million of accrued interest and penalties related to unrecognized tax benefits compared to $17 million in fiscal year 2012.

        During the fiscal year ended June 28, 2013, our unrecognized tax benefits excluding interest and penalties increased by approximately $22 million primarily due to (i) increases in current year unrecognized tax benefits of $16 million, (ii) net increases in prior year unrecognized tax benefits of $10 million, (iii) reductions associated with the expiration of certain statutes of limitation of $5 million, (iv) increases from other activity, including non-U.S. exchange gains, of $1 million.

        During the 12 months beginning June 29, 2013, we expect to reduce our unrecognized tax benefits by approximately $3 million as a result of the expiration of certain statutes of limitation. We do not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In February, 2013, we reached a settlement with the IRS on all issues related to fiscal years ending in 2005 through 2007. Settlement of the issues in this period has no material impact on our financial statements. We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years prior to fiscal year 2004.

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

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2012 increased as a result of the acquisition of Samsung's HDD business in December 2011.

        Restructuring and Other, net.    Restructuring and other, net for fiscal years 2012 and 2011, were not material and primarily related to previously announced restructuring plans.

  Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Other expense, net	$(226)	$(227)	$1	—%

        Other expense, net for fiscal year 2012 compared to fiscal year 2011 was relatively flat, and included an increase in interest expense resulting from higher average debt balances, substantially offset by gains on foreign currency remeasurement.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Change	% Change
Provision for income taxes	$20	$68	$(48)	(71)%

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

        Our income tax provision recorded for fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Samsung's HDD business did not have a significant impact on our effective tax rate in fiscal year 2012. Our income tax provision recorded for the comparative fiscal year ended July 1, 2011 differed the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) income tax expense related to intercompany transactions, (iii) a decrease in valuation allowance for certain deferred tax assets, and (iv) non-U.S. losses with no tax benefit.

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 28, 2013.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	June 28, 2013	June 29, 2012	Change
Cash and cash equivalents	$1,708	$1,707	$1
Short-term investments	480	411	69
Restricted cash and investments	101	93	8

Total	$2,289	$2,211	$78

        Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 29, 2012 as a result of net cash provided by operating activities and the proceeds from the issuance of $1 billion of our 4.75% notes due 2023. These cash inflows were partially offset by our repurchases of our ordinary shares, capital expenditures, redemption and repurchase of certain of our long-term debt, and dividends paid to our shareholders.

        The following table summarizes results from the statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
Net cash flow provided by (used in):
Operating activities	$3,047	$3,262	$1,264
Investing activities	(825)	(1,114)	(981)
Financing activities	(2,222)	(3,118)	131
Effect of foreign currency exchange rates	1	—	—

Net increase (decrease) in cash and cash equivalents	$1	$(970)	$414

  Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2013 was approximately $3.0 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, and:

  •
  a decrease of $661 million in accounts receivable, net, primarily due to a decrease in revenue in the fourth quarter of fiscal year 2013 compared to the prior year period;

  •
  a decrease of $538 million in accounts payable, primarily due to a reduction in direct materials purchases due to a decrease in build volume in the fourth quarter of fiscal year 2013 compared to the prior year period;

  •
  a decrease of $272 million in vendor non-trade receivables primarily due to a decrease in build volumes in the fourth quarter of fiscal year 2013 compared to the prior year period;

  •
  a decrease of $170 million in accrued expenses, income taxes and warranty, primarily due to decreases in costs related to sales activities resulting from lower sales volumes; and

  •
  a decrease of $102 million in inventory, due to lower volumes in the fourth quarter of fiscal year 2013 compared to the prior year period.

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

  Cash Used in Investing Activities

        In fiscal year 2013, we used $0.8 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements.

        In fiscal year 2012, we used $1.1 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements of approximately $0.6 billion and net payments for the acquisition of Samsung's HDD business of $0.6 billion.

        In fiscal year 2011, we used $1.0 billion for net cash investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of approximately $0.8 billion.

  Cash Provided by (Used in) Financing Activities

        Net cash used in financing activities of $2.2 billion for fiscal year 2013 was attributable to $1.7 billion paid to repurchase 54 million of our ordinary shares, $1.2 billion for the repurchase and redemption of long term debt and $0.5 billion in dividends paid to our shareholders. This use of cash was partially offset by the proceeds from the issuance of $1 billion of our 4.75% notes due 2023 and $0.3 billion in proceeds from the issuance of ordinary shares under employee stock plans.

        Net cash used in financing activities of $3.1 billion for fiscal year 2012 was attributable to $2.4 billion paid to repurchase 101 million of our ordinary shares, $0.7 billion in long term debt repayments and $0.4 billion in dividends paid to our shareholders. This use of cash was partially offset by $0.3 billion in proceeds from the exercise of stock options and employee stock purchases.

        Net cash provided by financing activities of $0.1 billion for fiscal year 2011 was attributable to $1.3 billion in net proceeds from the issuance of long-term debt partially offset by $0.8 billion to repurchase 56.9 million of our ordinary shares and $0.4 billion for the repayment of our long-term debt.

  Liquidity Sources

        Our primary sources of liquidity as of June 28, 2013, consisted of: (1) approximately $2.2 billion in cash and cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility. We also had $101 million in restricted cash and investments, of which $79 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

        As of June 28, 2013, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 28, 2013, we were in compliance with all of the covenants under our revolving credit facility and debt agreements.

        As of June 28, 2013, cash and cash equivalents held by non-Irish subsidiaries was $1.7 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

        On July 24, 2013, our Board of Directors approved a cash dividend of $0.38 per share, which will be payable on August 21, 2013 to shareholders of record as of the close of business on August 7, 2013.

        As of June 28, 2013, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of June 28, 2013 and June 29, 2012 was $2.8 billion and $2.9 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt:

	As of
(Dollars in millions)	June 28, 2013	June 29, 2012	Change
10.0% Senior Secured Second-Priority Notes due May 2014	$—	$319	$(319)
6.8% Senior Notes due October 2016	335	600	(265)
7.75% Senior Notes due December 2018	238	750	(512)
6.875% Senior Notes due May 2020	600	600	—
7.00% Senior Notes due November 2021	600	600	—
4.75% Senior Notes due June 2023	1,000	—	1,000
Other	4	—	4

Total	$2,777	$2,869	$(92)

        During fiscal year 2013, we repurchased approximately 54 million of our ordinary shares. See "Item 5. Market for Registrant's Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities."

        For fiscal year 2014, we expect capital investments to remain within our long-term targeted range of 6-8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of June 28, 2013, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2014	2015- 2016	2017- 2018	Thereafter
Contractual Cash Obligations:
Long-term debt	$2,777	$3	$1	$335	$2,438
Interest payments on debt	1,317	173	365	288	491
Capital expenditures	284	168	116	—	—
Operating leases(1)	165	31	35	18	81
Purchase obligations(2)	1,470	1,286	184	—	—
Other funding requirements	30	30	—	—	—

Subtotal	6,043	1,691	701	641	3,010
Commitments:
Letters of credit or bank guarantees	31	28	3	—	—

Total	$6,074	$1,719	$704	$641	$3,010

(1)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(2)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of June 28, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $87 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of June 28, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2013, sales programs were approximately 9% of gross revenue. For fiscal years 2012 and 2011, total sales programs ranged from 2% to 9% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods averaged 0.3% of quarterly gross revenue for fiscal years 2011 through 2012, and were approximately 0.3% of gross revenue in fiscal year 2013. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal years 2013, 2012 and 2011 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.6%, 1.5% and 1.8% of revenue during fiscal years 2013, 2012 and 2011, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.3%, 1.1% and 1.8% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

        Assessing Goodwill and Other Long-lived Assets for Impairment.    We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. As permitted by ASC 350, we perform a qualitative assessment in determining whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the two-step goodwill impairment test.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 28, 2013, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of June 28, 2013. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 28, 2013. All short-term investments mature in four years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at June 28, 2013
Assets
Cash equivalents:
Fixed rate	$1,528	$—	$—	$—	$—	$—	$1,528	$1,528
Average interest rate	0.07%						0.07%
Short-term investments:
Fixed rate	$105	$150	$161	$40	$13	$—	$469	$478
Average interest rate	0.62%	0.75%	0.97%	2.01%	2.47%		0.95%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						0.68%	0.68%

Total fixed income	$1,633	$150	$161	$40	$13	$17	$2,014	$2,021
Average interest rate	0.11%	0.75%	0.97%	2.01%	2.47%	0.68%	0.28%
Debt
Fixed rate	$3	$2	$—	$335	$—	$2,437	$2,777	2,860
Average interest rate	0.89%	0.90%		6.80%		6.12%	6.17%

        Foreign Currency Exchange Risk.    We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2013 and 2012, we did not enter into any hedges of net investments in foreign operations.

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during fiscal years 2013 and 2012.

        The table below provides information as of June 28, 2013 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai baht	$20	29.59	$(1)

Total	$20		$(1)

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of June 28, 2013, we had not have any counterparty credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the "SDCP") and on certain strategic investments in equity of publicly traded companies. We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees' investment options.

        As of June 28, 2013 we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of June 28, 2013, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive income (loss) and these securities were classified as long-term investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 28, 2013	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,708	$1,707
Short-term investments	480	411
Restricted cash and investments	101	93
Accounts receivable, net	1,670	2,319
Inventories	854	909
Deferred income taxes	115	104
Other current assets	484	767

Total current assets	5,412	6,310
Property, equipment and leasehold improvements, net	2,269	2,284
Goodwill	476	463
Other intangible assets	405	506
Deferred income taxes	456	396
Other assets, net	225	147

Total Assets	$9,243	$10,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,690	$2,286
Accrued employee compensation	335	344
Accrued warranty	176	235
Accrued expenses	407	531
Current portion of long-term debt	3	—

Total current liabilities	2,611	3,396
Long-term accrued warranty	144	128
Long-term accrued income taxes	87	84
Other non-current liabilities	121	138
Long-term debt, less current portion	2,774	2,863

Total Liabilities	5,737	6,609
Commitments and contingencies (See Notes 14 and 15)
Equity:
Seagate Technology plc shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250 million authorized; 359,437,036 issued and outstanding at June 28, 2013 and 396,032,905 issued and outstanding at June 29, 2012	—	—
Additional paid-in capital	5,286	4,950
Accumulated other comprehensive loss	(13)	(9)
Accumulated deficit	(1,778)	(1,444)

Total Seagate Technology plc Shareholders' Equity	3,495	3,497

Noncontrolling interest	11	—

Total Equity	3,506	3,497

Total Liabilities and Equity	$9,243	$10,106

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Revenue	$14,351	$14,939	$10,971
Cost of revenue	10,411	10,255	8,825
Product development	1,133	1,006	875
Marketing and administrative	635	528	445
Amortization of intangibles	79	38	2
Restructuring and other, net	2	4	18

Total operating expenses	12,260	11,831	10,165

Income from operations	2,091	3,108	806
Interest income	8	8	7
Interest expense	(214)	(241)	(214)
Other, net	(54)	7	(20)

Other expense, net	(260)	(226)	(227)

Income before income taxes	1,831	2,882	579
(Benefit from) provision for income taxes	(7)	20	68

Net income	1,838	2,862	511
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	$1,838	$2,862	$511

Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$4.97	$6.72	$1.13
Diluted	4.81	6.49	1.09
Number of shares used in per share calculations:
Basic	370	426	451
Diluted	382	441	467
Cash dividends declared per Seagate Technology plc ordinary share	$1.40	$0.86	$0.18

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Net Income	$1,838	$2,862	$511
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	—	(7)	39
Less: reclassification for amounts included in net income	—	5	(40)

Net change	—	(2)	(1)

Marketable securities
Change in net unrealized gain (loss) on available-for-sale securities	21	(3)	(3)
Less: reclassification for amounts included in net income	(23)	4	3

Net change	(2)	1	—

Post-retirement plans
Change in unrealized loss on post-retirement plans	(3)	(3)	(1)
Less: reclassification for amounts included in net income	—	1	—

Net change	(3)	(2)	(1)

Foreign currency translation adjustments	1	—	—

Total other comprehensive loss, net of tax	(4)	(3)	(2)

Comprehensive income	1,834	2,859	509
Less: Comprehensive income attributable to noncontrolling interest	1	—	—

Comprehensive income attributable to Seagate Technology plc	$1,833	$2,859	$509

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
OPERATING ACTIVITIES
Net income	$1,838	$2,862	$511
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	873	814	754
Share-based compensation	76	51	51
Loss on redemption and repurchase of debt	141	17	26
Gain on sale of investments	(61)	(12)	—
Gain on sale of property and equipment	(36)	(25)	(23)
Deferred income taxes	(70)	(28)	46
Other non-cash operating activities, net	12	7	15
Changes in operating assets and liabilities:
Accounts receivable, net	661	(824)	(95)
Inventories	102	99	(115)
Accounts payable	(538)	157	386
Accrued employee compensation	(14)	145	(64)
Accrued expenses, income taxes and warranty	(170)	54	(28)
Vendor non-trade receivables	272	(82)	(168)
Other assets and liabilities	(39)	27	(32)

Net cash provided by operating activities	3,047	3,262	1,264

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(786)	(636)	(843)
Proceeds from the sale of property and equipment	29	20	77
Purchases of short-term investments	(351)	(454)	(487)
Sales of short-term investments	296	397	159
Maturities of short-term investments	38	119	101
Cash used in acquisition of LaCie S.A., net of cash acquired	(36)	—	—
Cash used in acquisition of Samsung HDD assets and liabilities	—	(561)	—
Other investing activities, net	(15)	1	12

Net cash used in investing activities	(825)	(1,114)	(981)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	986	—	1,324
Repayments of long-term debt and capital lease obligations	(1,224)	(670)	(377)
Repurchases of ordinary shares	(1,654)	(2,426)	(822)
Dividends to shareholders	(518)	(372)	(74)
Proceeds from issuance of ordinary shares under employee stock plans	259	344	83
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	(72)	—	—
Other financing activities, net	1	6	(3)

Net cash (used in) provided by financing activities	(2,222)	(3,118)	131

Effect of foreign currency exchange rate changes on cash and cash equivalents	1	—	—

Increase (decrease) in cash and cash equivalents	1	(970)	414
Cash and cash equivalents at the beginning of the year	1,707	2,677	2,263

Cash and cash equivalents at the end of the year	$1,708	$1,707	$2,677

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$219	$221	$193
Cash paid for income taxes, net of refunds	$48	$8	$18

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended June 28, 2013, June 29, 2012 and July 1, 2011
(In millions)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at July 2, 2010	$2,724	470	$—	$3,851	$(4)	$(1,123)	$2,724	$—
Net income	511					511	511
Other comprehensive loss	(2)				(2)		(2)
Issuance of ordinary shares under employee stock plans	83	12		83			83
Repurchases of ordinary shares	(822)	(57)				(822)	(822)
Dividends to shareholders	(77)					(77)	(77)
Share-based compensation	51			51			51
Tax benefit from exercise of stock options	2			2			2
Adjustment to equity component of convertible debt upon redemption	(7)			(7)			(7)

Balance at July 1, 2011	2,463	425	—	3,980	(6)	(1,511)	2,463	—
Net income	2,862					2,862	2,862
Other comprehensive loss	(3)				(3)		(3)
Issuance of ordinary shares under employee stock plans	344	27		344			344
Repurchases of ordinary shares	(2,426)	(101)				(2,426)	(2,426)
Dividends to shareholders	(369)					(369)	(369)
Share-based compensation	51			51			51
Issuance of ordinary shares, in connection with the acquisition of Samsung HDD assets and liabilities	569	45		569			569
Tax benefit from exercise of stock options	6			6			6

Balance at June 29, 2012	3,497	396	—	4,950	(9)	(1,444)	3,497	—
Net income	1,838					1,838	1,838
Other comprehensive loss	(4)				(5)		(5)	1
Issuance of ordinary shares under employee stock plans	259	17		259			259
Repurchases of ordinary shares	(1,654)	(54)				(1,654)	(1,654)
Dividends to shareholders	(518)					(518)	(518)
Share-based compensation	76			76			76
Acquisition of majority shares of LaCie S.A.	72							72
Purchase of additional subsidiary shares from noncontrolling interest	(61)				1		1	(62)
Tax benefit from exercise of stock options	1			1			1

Balance at June 28, 2013	$3,506	359	$—	$5,286	$(13)	$(1,778)	$3,495	$11

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2013, 2012 and 2011 were comprised of 52 weeks and ended on June 28, 2013, June 29, 2012, and July 1, 2011, respectively. All references to years in the Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

  Summary of Significant Accounting Policies

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments are primarily comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. With the exception of restricted cash and investments, held for its non-qualified deferred compensation plan, which are classified as trading securities, the Company has classified its entire investment portfolio as available-for-sale and it is stated at fair value with unrealized gains and losses included in Accumulated other comprehensive loss, which is a component of Shareholders' Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in interest income. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

        Restricted Cash and Investments.    Restricted cash and investments represents cash and cash equivalents and investments that are restricted as to withdrawal or use for other than current operations.

        Allowances for Doubtful Accounts.    The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, global macroeconomic conditions and an analysis of specific exposures. The provision for doubtful accounts is recorded as a charge to Marketing and administrative expense.

        Inventory.    Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by estimated cost of completion and disposal.

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

        Assessment of Goodwill and Other Long-lived Assets for Impairment.    The Company accounts for goodwill in accordance with Accounting Standards Codification (ASC) Topic 350 (ASC 350), Intangibles—Goodwill and Other. During fiscal year 2012, the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment. The Company performs a qualitative assessment at the end of each reporting period to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

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

        In July 2012, the Company early adopted ASU No. 2012-02, Intangibles—Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. The Company tests other intangible assets not subject to amortization whenever events occur or circumstances change, such as declining financial performance, deterioration in the environment in which the entity operates or deteriorating macroeconomic conditions that have a negative effect on future expected earnings and cash flows that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset.

        Derivative Financial Instruments.    The Company applies the requirements of ASC Topic 815 (ASC 815), Derivatives and Hedging. ASC 815 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Revenue Recognition, Sales Returns and Allowances, and Sales Incentive Programs.    The Company's revenue recognition policy complies with ASC Topic 605 (ASC 605), Revenue Recognition. Revenue from sales of products, including sales to distribution customers, is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment from the Company or third party warehouse facilities, persuasive evidence of an arrangement exists, including a fixed or determinable price to the buyer, and when collectability is reasonably assured. Revenue from sales of products to certain direct retail customers and to customers in certain indirect retail channels is recognized on a sell-through basis.

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

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $51 million, $39 million and $21 million in fiscal years 2013, 2012 and 2011, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation—Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of excess tax benefits.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Accounting for Income Taxes.    The Company accounts for income taxes pursuant to ASC Topic 740 (ASC 740), Income Taxes. In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for a valuation allowance may also change.

        Comprehensive Income.    In the first quarter of fiscal 2013, we adopted the revised requirements of ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income to present comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for the majority of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other, net of the Company's Consolidated Statements of Operations.

        The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive loss in shareholders' equity. The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company's results of operations.

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10% of the Company's accounts receivable as of June 28, 2013.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to report information, either on the face of the statement where net income is presented or in the notes, about the amounts reclassified out of accumulated other comprehensive income by component and to report significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for the Company's first quarter of fiscal year 2014. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information

  Investments

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of June 28, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$804	$—	$804
Commercial paper	655	—	655
Corporate bonds	211	—	211
U.S. treasuries and agency bonds	96	—	96
Certificates of deposit	154	—	154
Auction rate securities	17	(2)	15
Equity securities	4	—	4
Other debt securities	107	(1)	106

	2,048	(3)	2,045
Trading securities	74	5	79

Total	$2,122	$2	$2,124

Included in Cash and cash equivalents			$1,528
Included in Short-term investments			480
Included in Restricted cash and investments			101
Included in Other assets, net			15

Total			$2,124

        The Company's available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company's auction rate securities failed to settle at auction and have continued to fail through June 28, 2013. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive loss. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities were classified within Other assets, net in the Company's Consolidated Balance Sheets.

        As of June 28, 2013, the Company's Restricted cash and investments consisted of $79 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. As of June 29, 2012, the Company's Restricted cash and investments consisted of $73 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $20 million in cash and investments held as collateral at banks for various performance obligations.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        As of June 28, 2013, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of June 28, 2013.

        The fair value and amortized cost of the Company's investments classified as available-for-sale at June 28, 2013 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,628	$1,628
Due in 1 to 5 years	399	398
Thereafter	17	15

Total	$2,044	$2,041

        Equity securities which do not have a contractual maturity date are not included in the above table.

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of June 29, 2012:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Commercial paper	$393	$—	$393
Money market funds	1,158	—	1,158
U.S. treasuries and agency bonds	98	1	99
Certificates of deposit	6	—	6
Corporate bonds	208	1	209
Auction rate securities	17	(2)	15
Other debt securities	99	(1)	98

	1,979	(1)	1,978
Trading securities	73	—	73

Total	$2,052	$(1)	$2,051

Included in Cash and cash equivalents			$1,532
Included in Short-term investments			411
Included in Restricted cash and investments			93
Included in Other assets, net			15

Total			$2,051

        As of June 29, 2012, with the exception of the Company's auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of June 29, 2012.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Accounts Receivable, net

(Dollars in millions)	June 28, 2013	June 29, 2012
Accounts receivable	$1,678	$2,329
Allowance for doubtful accounts	(8)	(10)

	$1,670	$2,319

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges to Operations	Deductions(1)	Assumed from LaCie S.A.	Balance at End of Period
Fiscal year ended July 1, 2011	$10	$1	$(1)	$—	$10
Fiscal year ended June 29, 2012	$10	$3	$(3)	$—	$10
Fiscal year ended June 28, 2013	$10	$(2)	$(1)	$1	$8

(1)
Uncollectible accounts written off, net of recoveries.

  Inventories

(Dollars in millions)	June 28, 2013	June 29, 2012
Raw materials and components	$213	$265
Work-in-process	231	245
Finished goods	410	399

	$854	$909

  Other Current Assets

(Dollars in millions)	June 28, 2013	June 29, 2012
Vendor non-trade receivables	$329	$601
Other	155	166

	$484	$767

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	Useful Life in Years	June 28, 2013	June 29, 2012
Land and land improvements		$44	$29
Equipment	3 – 5	6,838	6,495
Buildings and leasehold improvements	Up to 48	1,401	1,233
Construction in progress		261	263

		8,544	8,020
Less accumulated depreciation and amortization		(6,275)	(5,736)

		$2,269	$2,284

        Depreciation expense, which includes amortization of leasehold improvements, was $727 million, $739 million and $748 million for fiscal years 2013, 2012, and 2011, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2013, 2012, and 2011, the Company capitalized interest of $10 million, $4 million and $5 million, respectively.

3. Acquisitions

  LaCie S.A.

        On August 3, 2012 the Company acquired 23,382,904 (or approximately 64.5%) of the outstanding shares of LaCie S.A. ("LaCie") for a price of €4.05 per share with a price supplement of €0.12 per share, which would have been payable if the Company had successfully acquired at least 95% of the outstanding shares of LaCie within 6 months of the acquisition. Of the amount paid at the acquisition date, €9 million is treated as compensation cost to one of the selling shareholders, who is now an employee of the Company, to be recognized over a period of 36 months from the acquisition date, and may be refunded to the Company if the selling shareholder is no longer employed at the end of that period. The transaction and related agreements are expected to accelerate the Company's growth strategy in the expanding consumer storage market, particularly in Europe, Japan and in premium distribution channels.

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

        Since the acquisition date, the Company recorded adjustments to the fair value of certain assets acquired and liabilities assumed with LaCie S.A. that resulted in a net increase of $1 million to Goodwill, and a corresponding decrease in Intangible assets.

        The goodwill recognized is attributable primarily to the benefits the Company expects to derive from LaCie's brand recognition and the acquired workforce, and is not deductible for income tax purposes. The acquisition date fair value of the noncontrolling interest is based on the market price of their publicly traded shares as of the first trading date subsequent to the acquisition, as the shares did not trade on the acquisition date.

        The Company incurred $1 million of expenses related to the acquisition of LaCie during fiscal year 2013, which are included within Marketing and administrative expense on the Consolidated Statement of Operations. Additionally, the €0.12 supplement was not paid as only 94.5% of the LaCie business was acquired within six months of the acquisition date, resulting in a reversal of the contingent consideration liability which was recorded as a reduction of Marketing and administrative expenses of $4 million.

        The amounts of revenue and earnings of LaCie included in the Company's Consolidated Statement of Operations from the acquisition date are not significant.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of June 28, 2013, a total of $61 million of the Company's deposit had been used to acquire an additional 30% of the outstanding shares, resulting in an ending ownership interest of approximately 94.5%. The use of this deposit is treated as a non-cash financing activity and excluded from the Statement of Cash Flows.

  Samsung Hard Disk Drive Operations

        On December 19, 2011, the Company completed the acquisition of Samsung Electronics Co., Ltd's ("Samsung") hard disk drive business pursuant to an Asset Purchase Agreement ("APA") by which the Company acquired certain assets and liabilities of Samsung relating to the research and development, manufacture and sale of hard-disk drives. The transaction and related agreements are expected to improve the Company's position as a supplier of 2.5-inch products; position the Company to better address rapidly evolving opportunities in markets including, but not limited to, mobile computing, cloud computing and solid state storage; expand the Company's customer access in China and Southeast Asia; and accelerate time to market for new products.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        During fiscal year 2012, the Company recorded adjustments to the fair value of certain assets acquired and liabilities assumed with the Samsung HDD business that resulted in a net decrease of $5 million to goodwill. These adjustments included a $7 million increase in other assets for spare parts and a $3 million increase to equipment, offset by a $3 million increase in warranty liability and a $2 million increase in other liabilities related to certain assumed vendor obligations. These adjustments were based on information about facts and circumstances that existed at the acquisition date.

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

4. Goodwill and Other Long-lived Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)
Balance as of July 1, 2011	$31
Goodwill acquired	432

Balance as of June 29, 2012	463
Goodwill acquired	13

Balance as of June 28, 2013	$476

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

        In fiscal years 2013, 2012 and 2011, amortization expense for other intangible assets was $147 million, $75 million and $6 million, respectively.

        The carrying value of other intangible assets subject to amortization as of June 28, 2013, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(105)	$33	0.5 years
Customer relationships	431	(114)	317	4.3 years
Trade name	14	(3)	11	4.1 years

Total amortizable other intangible assets	$583	$(222)	$361	3.9 years

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of other intangible assets subject to amortization as of June 29, 2012 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$137	$(37)	$100	1.5 years
Customer relationships	399	(37)	362	5.2 years

Total amortizable other intangible assets	$536	$(74)	$462	4.4 years

        The carrying value of In-process research and development was $44 million and $44 million as of June 28, 2013 and June 29, 2012, respectively.

        As of June 28, 2013, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
2014	$112
2015	80
2016	73
2017	68
2018	28
Thereafter	—

$361

5. Restructuring and Exit Costs

        During fiscal years 2013 and 2012, the Company recorded restructuring charges of $2 million and $4 million, respectively, comprised primarily of charges related to post-employment costs associated with a number of small restructuring plans. During fiscal year 2011, the Company recorded restructuring and other charges of $18 million, mainly comprised of charges related to the closure of its Ang Mo Kio (AMK) manufacturing operations in Singapore (the "AMK Plan") and costs associated with the closure of facilities previously announced. The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

        2010 Plan.    From the inception of the Company's restructuring plan announced in fiscal year 2010 as a result of the ongoing focus on cost efficiencies in all areas of its business, the Company recorded a total of $4 million related to employee termination costs. The 2010 Plan was completed during the fiscal year ended July 1, 2011.

        AMK Plan.    In August 2009, the Company announced that it will close its AMK manufacturing operations in Singapore. Operations at this facility had ceased as of the third quarter of fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company's Asia International Headquarters remains in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company currently estimates total restructuring charges of approximately $50 million, all in cash, including approximately $41 million for post-employment benefits, approximately $6 million for the relocation of manufacturing equipment, and

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $3 million for other plant closure and relocation costs. From the inception of the plan the Company has recorded $48 million in restructuring charges. During fiscal year 2013, there were no cash payments or other settlements under the AMK Plan and no restructuring charges related to the plan during fiscal year 2013. Payments under the AMK plan are expected to continue through fiscal year 2015.

        Other Restructuring and Exit Costs.    Through June 28, 2013, the Company has recorded restructuring charges of approximately $123 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating to $270 million related to its acquisition of Maxtor. These plans are currently expected to result in total charges of approximately $400 million. During fiscal year 2013, the Company incurred restructuring charges of $1 million in post-employment benefits, $1 million in facility lease obligations and $1 million in other exit costs primarily related to the closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities and to other smaller restructuring plans. In addition, the Company recorded an adjustment to reduce the reserves related to facility lease obligations in the amount of $1 million and recorded cash payments and other settlements of $10 million related to these plans during fiscal year 2013. Restructuring activity relating to the Milpitas, California facility was completed during the fiscal year ended June 28, 2013. Payment of these exit costs relating to the Pittsburgh, Pennsylvania facility and other smaller restructuring plans are expected to continue through the end of fiscal year 2017.

        The following table summarizes the Company's restructuring activities for fiscal years 2013, 2012 and 2011:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 2, 2010	$38	$46	$—	$84
Restructuring charges	3	4	8	15
Cash payments and other settlements	(36)	(19)	(8)	(63)
Adjustments	3	—	—	3

Accrual balances at July 1, 2011	8	31	—	39
Restructuring charges	3	—	2	5
Cash payments and other settlements	(8)	(8)	(2)	(18)
Adjustments	—	(1)	—	(1)

Accrual balances at June 29, 2012	3	22	—	25
Restructuring charges	1	1	1	3
Cash payments and other settlements	(2)	(7)	(1)	(10)
Adjustments	—	(1)	—	(1)

Accrual balances at June 28, 2013	$2	$15	$—	$17

        Of the accrued restructuring balance of approximately $17 million at June 28, 2013, $6 million is included in Accrued expenses and $11 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $25 million at June 29, 2012, $9 million is included in Accrued expenses and $16 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

  Short-Term Borrowings

        On January 18, 2011, the Company, and its subsidiary Seagate HDD Cayman entered into a Credit Agreement which provided for a $350 million senior secured revolving credit facility (the "Revolving Credit Facility"). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of June 28, 2013, no borrowings have been drawn under the Revolving Credit Facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The credit agreement that governs the Revolving Credit Facility contains certain covenants that the Company must satisfy in order to remain in compliance with the credit agreement, including three financial covenants: (1) minimum amount of cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 28, 2013, the Company was in compliance with all covenants, including the financial ratio that it is required to maintain.

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

        On March 15, 2013, the Company gave notice that it elected to redeem all of the remaining outstanding 2014 Notes on May 1, 2013. Also on March 15, 2013, the Company irrevocably deposited with the Trustee of the 2014 Notes cash equal to the principal amount of the outstanding notes, a redemption premium, plus accrued and unpaid interest through May 1, 2013, for a total of $351 million, which released the Company from its obligations under the 2014 Notes and extinguished the associated liability. During fiscal years 2013, 2012 and 2011, the Company repurchased $320 million, $96 million and $14 million, aggregate principal amount of its 2014 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest. During 2013, 2012 and 2011, the Company recorded a loss on the repurchases of approximately $22 million, $17 million and $2 million, respectively, which are included in Other, net in the Company's Consolidated Statements of Operations.

        $600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the "2016 Notes").    On September 20, 2006, the Company's subsidiary, Seagate Technology HDD Holdings, completed the sale of $600 million aggregate principal amount of the 2016 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 notes is Seagate Technology HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis points. During fiscal year 2013, the Company repurchased $265 million aggregate principal amount of its 2016 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest, and recorded a loss on the repurchase of approximately $44 million, which is included in Other, net in the Company's Consolidated Statements of Operations.

        $750 million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the "2018 Notes").    On December 14, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $750 million aggregate principal amount of the 2018 Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The 2018 Notes are redeemable at any time prior to December 15, 2014 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2018 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on December 15, 2014 plus interest payments due through December 15, 2014, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2018 Notes are redeemable at any time on or after December 15, 2014 at various prices expressed as a percentage of the principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before December 15, 2013, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107.75% of the principal amount plus accrued interest to the redemption date. During fiscal year 2013, the Company repurchased $513 million aggregate principal amount of its 2018 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $75 million for the fiscal year 2013, which is included in Other, net in the Company's Consolidated Statements of Operations.

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

        $600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100%

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 2, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date.

        $1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 1, 2023 (the "2023 Notes").    On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which mature on June 1, 2023, in a private placement with a requirement that if, under certain circumstances, the 2023 Notes have not otherwise become freely transferable by May 26, 2014, then the Company is required to register the 2023 Notes under the Securities Act of 1933, as amended. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date.

        Other    As part of our acquisition of LaCie S.A. during fiscal year 2013, long-term debt of $6 million was acquired. As of June 28, 2013, $3 million is classified as current.

        At June 28, 2013, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
2014	$3
2015	1
2016	—
2017	335
2018	—
Thereafter	2,438

$2,777

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
Current tax expense (benefit):
U.S. Federal	$3	$—	$(6)
U.S. State	10	(2)	—
Non-U.S.	50	50	28

Total Current	63	48	22

Deferred tax expense (benefit):
U.S. Federal	(49)	(30)	23
U.S. State	(1)	2	3
Non-U.S.	(20)	—	20

Total Deferred	(70)	(28)	46

Provision for (benefit from) income taxes	$(7)	$20	$68

        Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
U.S.	$175	$137	$100
Non-U.S	1,656	2,745	479

	$1,831	$2,882	$579

        During the fiscal year ended June 28, 2013, the American Taxpayer Relief Act of 2012 (ATRA 2012) was enacted on January 2, 2013. ATRA 2012 retroactively reinstated and extended the federal Research and Development Tax Credit (R&D Credit) from January 1, 2012 to December 31, 2013 as well as bonus depreciation on qualified property. Extension of the R&D Credit and bonus depreciation has no immediate impact on the Company's income tax provision due to existing valuation allowances on its U.S. deferred tax assets. None of the other ATRA 2012 changes are expected to have a material impact on the Company's income tax provision.

        The Company recorded $1 million, $6 million and $2 million of excess tax benefits associated with stock option deductions in fiscal years 2013, 2012 and 2011, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012
Deferred tax assets
Accrued warranty	$112	$116
Inventory valuation accounts	55	68
Receivable reserves	13	18
Accrued compensation and benefits	107	117
Depreciation	125	112
Restructuring accruals	5	8
Other accruals and deferred items	44	45
Net operating losses and tax credit carry-forwards	1,103	1,074
Other assets	6	8

Total Deferred tax assets	1,570	1,566
Valuation allowance	(989)	(1,064)

Net Deferred tax assets	581	502

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(14)	(11)
Acquisition-Related Items (DTL)	(9)	—
Other Liabilities	(4)	(1)

Total Deferred tax liabilities	(27)	(12)

Total Deferred tax assets	$554	$490

As Reported on the Balance Sheet
Current assets—Deferred income taxes	$115	$104
Non-current assets—Deferred income taxes	456	396
Current liabilities—Accrued expenses	(2)	—
Other non-current liabilities	(15)	(10)

Total Deferred income taxes	$554	$490

        The deferred tax asset valuation allowance decreased by approximately $75 million, $82 million and $18 million, in fiscal years 2013, 2012 and 2011, respectively.

        At June 28, 2013, the Company recorded $554 million of net deferred tax assets. The realization of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

        At June 28, 2013, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $2.8 billion, $1.8 billion and $564 million, respectively, which will expire at

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various dates beginning in fiscal year 2014, if not utilized. At June 28, 2013, the Company had U.S. federal and state tax credit carryforwards of $341 million and $74 million, respectively, which will expire at various dates beginning in fiscal year 2014, if not utilized.

        As of June 28, 2013, the use of approximately $358 million and $90 million of the Company's total U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $45 million pursuant to U.S. tax law.

        For purposes of the tax reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
Provision (benefit) at statutory rate	$458	$720	$145
Net U.S. state income tax provision	12	(2)	2
Permanent differences	3	1	—
Valuation allowance	(97)	(70)	(18)
Non-U.S. losses with no tax benefits	27	1	7
Non-U.S. earnings taxed at less than statutory rate	(414)	(645)	(102)
Tax expense related to intercompany transactions	—	6	26
Other individually immaterial items	4	9	8

Provision for (benefit from) income taxes	$(7)	$20	$68

        A substantial portion of the Company's operations in Malaysia, Singapore, and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company's net income by approximately $338 million in fiscal year 2013 ($0.89 per share, diluted), to increase the Company's net income by approximately $504 million in fiscal year 2012 ($1.14 per share, diluted), and to increase the Company's net income by $117 million in fiscal year 2011 ($0.25 per share, diluted).

        Since establishing Irish tax residency in fiscal year 2010, the Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 28, 2013 was approximately $3.5 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $875 million would result.

        As of June 28, 2013 and June 29, 2012, the Company had approximately $157 million and $135 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate is $157 million and $135 million as of June 28, 2013 and June 29, 2012, respectively, subject to certain future valuation allowance reversals.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	July 1, 2011
Balance of unrecognized tax benefits at the beginning of the year	$135	$128	$115
Gross increase for tax positions of prior years	14	1	30
Gross decrease for tax positions of prior years	(4)	(3)	(24)
Gross increase for tax positions of current year	16	13	13
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statutes of limitation	(5)	(3)	(10)
Non-U.S. exchange (gain)/loss	1	(1)	4

Balance of unrecognized tax benefits at the end of the year	$157	$135	$128

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2013, the Company recognized a net tax expense for interest and penalties of $2 million as compared to a net tax expense for interest and penalties of $2 million and less than $1 million during fiscal year 2012 and fiscal year 2011, respectively. As of June 28, 2013, the Company had $19 million of accrued interest and penalties related to unrecognized tax benefits compared to $17 million in fiscal year 2012.

        During the 12 months beginning June 29, 2013, the Company expects to reduce its unrecognized tax benefits by approximately $3 million as a result of the expiration of certain statutes of limitation. The Company does not believe it is reasonably possible that other unrecognized tax benefits will materially change in the next 12 months.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In February, 2013, the Company and the IRS reached a settlement on all issues related to fiscal years ending in 2005 through 2007. Settlement of the issues in this period has no material impact on the Company's financial statements. The Company is no longer subject to tax examination of US federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examinations for years ending prior to fiscal year 2004.

8. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges were not material as of June 28, 2013 and June 29, 2012.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2013, 2012, and 2011. As of June 28, 2013, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is not material.

        The following tables show the total notional value of the Company's outstanding foreign currency forward exchange contracts as of June 28, 2013 and June 29, 2012:

	As of June 28, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	—	—
Chinese renminbi	—	—
Czech koruna	—	—

	$—	$20

	As of June 29, 2012
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$252
Singapore dollars	50	21
Chinese renminbi	27	—
Czech koruna	—	7

	$77	$280

        The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of June 28, 2013 and June 29, 2012:

	As of June 28, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)

Total derivatives		$—		$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 29, 2012
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	1	Accrued expenses	(2)

Total derivatives		$1		$(2)

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended June 28, 2013:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward exchange contracts	$—	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$3

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended June 29, 2012:

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

(a)
The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 million related to the amount excluded from the assessment of hedge effectiveness, for the fiscal year ended June 29, 2012.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$787	$—	$—	$787
Commercial paper	—	655	—	655
U.S. treasuries and agency bonds	—	96	—	96
Certificates of deposit	—	149	—	149
Corporate bonds	—	211	—	211
Other debt securities	—	106	—	106
Equity securities	4	—	—	4

Total cash equivalents and short-term investments	791	1,217	—	2,008

Restricted cash and investments:
Mutual Funds	74	—	—	74
Other debt securities	22	5	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—

Total assets	$887	$1,222	$15	$2,124

Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)

Total liabilities	$—	$(1)	$—	$(1)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$787	$741	$—	$1,528
Short-term investments	4	476	—	480
Restricted cash and investments	96	5	—	101
Other current assets	—	—	—	—
Other assets, net	—	—	15	15

Total assets	$887	$1,222	$15	$2,124

Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)

Total liabilities	$—	$(1)	$—	$(1)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,140	$—	$—	$1,140
Commercial paper	—	393	—	393
U.S. treasuries and agency bonds	—	99	—	99
Certificates of deposit	—	4	—	4
Corporate bonds	—	209	—	209
Other debt securities	—	99	—	99

Total cash equivalents and short-term investments	1,140	804	—	1,944

Restricted Cash and Investments:
Mutual Funds	66	—	—	66
Other debt securities	25	2	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	2	—	2

Total Assets	$1,231	$808	$15	$2,054

Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)

Total Liabilities	$—	$(2)	$—	$(2)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,140	$393	$—	$1,533
Short-term investments	—	411	—	411
Restricted cash and investments	91	2	—	93
Other current assets	—	2	—	2
Other assets, net	—	—	15	15

Total Assets	$1,231	$808	$15	$2,054

Liabilities:
Accrued expenses	$—	$(2)	$—	$(2)

Total Liabilities	$—	$(2)	$—	$(2)

        The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 28, 2013, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        The Company's Level 3 assets consist of auction rate securities with a par value of $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through June 28, 2013. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

        The Company's auction rate securities are measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3). The fair value of the Company's auction rate securities for the fiscal years ended June 28, 2013 and June 29, 2012 totaled $15 million and $15 million, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Non-Recurring Basis

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at June 28, 2013 and June 29, 2012 totaled $66 million and $40 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

        During the fiscal years 2013, 2012 and 2011, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $5 million, $7 million and $5 million, respectively, in order to write down the carrying amount of the investment to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach, which was then used to estimate the applicable portion of the fair value of its underlying intellectual property assets.

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value of the Company's debt is derived using the closing price as of the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company's debt in order of maturity:

	June 28, 2013		June 29, 2012
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.0% Senior Secured Second-Priority Notes due May 2014	$—	$—	$314	$359
6.8% Senior Notes due October 2016	335	370	599	662
7.75% Senior Notes due December 2018	238	259	750	836
6.875% Senior Notes due May 2020	600	644	600	639
7.00% Senior Notes due November 2021	600	645	600	650
4.75% Senior Notes due June 2023	1,000	938	—	—
Other	4	4	—	—

	2,777	2,860	2,863	3,146
Less short-term borrowings and current portion of long-term debt	(3)	(3)	—	—

Long-term debt, less current portion	$2,774	$2,857	$2,863	$3,146

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 359,437,036 shares were outstanding as of June 28, 2013, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 28, 2013.

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

  Repurchases of Equity Securities

        On February 1, 2010, the Company announced that its Board of Directors authorized an Anti-Dilution Share Repurchase Program (the "January 2010 Anti-Dilution Share Repurchase Program"). The repurchase program authorizes the Company to repurchase its ordinary shares to offset increases in diluted shares, such as those caused by employee stock plans and convertible debt, used in the determination of diluted net income per share. There was no minimum or maximum number of shares to be repurchased. On April 26, 2012, the Board of Directors authorized the Company to terminate the January 2010 Anti-Dilution Share Repurchase Program, which was so terminated effective April 26, 2012.

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

        As of June 28, 2013, $0.9 billion remained available for repurchase under the existing repurchase authorization limit.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth information with respect to repurchases of the Company's ordinary shares during fiscal year 2013, 2012 and 2011:

(In millions)	Number of Shares Repurchased		Dollar Value of Shares Repurchased
Cumulative repurchased as of July 2, 2010	32		$584
Repurchased in fiscal year 2011	57	(1)	822	(1)

Cumulative repurchased through July 1, 2011	89		1,406
Repurchased in fiscal year 2012	101	(2)	2,426	(2)

Cumulative repurchased through June 29, 2012	190		3,832
Repurchased in fiscal year 2013	54		1,654

Cumulative repurchased through June 28, 2013	244		$5,486

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

        Seagate Technology plc 2012 Equity Incentive Plan (the "EIP").    On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27,000,000 ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the "SCP") as of the effective date of the EIP (which was equal to 11,041,148 ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the "Share Reserve"). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, "Full-Value Share Awards") will generally be counted against the Share Reserve as two and one-tenth shares for every one share granted. As of June 28, 2013, there were approximately 28.3 million ordinary shares available for issuance under the EIP.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Seagate Technology plc Stock Purchase Plan (the "ESPP").    There are 50 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 28, 2013 there were approximately 12 million ordinary shares available for issuance under the ESPP.

        i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan").    In October 2010, i365, Inc. ("i365"), a wholly owned subsidiary of the Company, adopted the i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan"). A maximum of 5 million shares of i365's common stock are issuable under the i365 Plan. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. The compensation expense associated with options granted to date under the i365 Plan is not material for fiscal year 2013 or 2012.

  Equity Awards

        Full-Value Share Awards (e.g. restricted share units) generally vest over a period of three to four years, with cliff vesting of a portion of each award occurring annually. Options generally vest as follows: 25% of the options will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest ratably each month thereafter over the next 36 months. Options granted under the EIP and SCP have an exercise price equal to the closing price of the Company's ordinary shares on date of grant.

        The Company granted performance awards to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors, including market based performance goals. A single award represents the right to receive a single ordinary share of the Company. During fiscal year 2013, 2012 and 2011, the Company granted 0.7 million, 0.6 million and 0.3 million performance awards, respectively, where performance is measured based on a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the "TSR/ROIC" awards). These awards vest after the end of the performance period of 3 years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

        The Company also granted 0.3 million, 0.6 million and 0.2 million performance awards during fiscal years 2013, 2012 and 2011 respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (the "AEPS" awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal year 2013, the Company granted 0.2 million performance-based options and 0.1 million performance-based restricted share units to its CEO which are based on the attainment of a minimum 40% TSR (the "40% TSR" awards). The 40% TSR awards cliff vest after three years, contingent upon continued service and the attainment of a minimum 40% TSR, inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.

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

        Fair Value—The fair value of the Company's nonvested awards and performance awards subject to an AEPS condition for fiscal years 2013, 2012, and 2011, is the price of the Company's shares on the grant date. The weighted average grant date fair value of awards granted are as follows:

	Fiscal Years
	2013	2012	2011
Nonvested awards:
Weighted-average fair value	$30.26	$13.14	$11.61
Performance awards:
Weighted-average fair value	$30.01	$11.16	$13.63

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of the Company's shares related to options granted to employees, shares issued from the ESPP and performance awards subject to TSR/ROIC conditions for fiscal years 2013, 2012, and 2011 were estimated using the following assumptions:

	Fiscal Years
	2013	2012	2011
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	41 – 53%	49 – 53%	49 – 57%
Weighted-average volatility	52%	50%	55%
Expected dividend rate	3.6 – 5.8%	3.8 – 6.5%	0 – 4.3%
Weighted-average expected dividend rate	4.4%	5.9%	0.1%
Risk-free interest rate	0.5 – 1.1%	0.6 – 0.9%	0.9 – 1.8%
Weighted-average fair value	$8.96	$3.61	$5.32
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	38 – 46%	45 – 54%	44 – 47%
Weighted-average volatility	42%	49%	45%
Expected dividend rate	2.2 – 4.2%	3.9 – 5.2%	—%
Weighted-average expected dividend rate	3.2%	4.7%	—%
Risk-free interest rate	0.1%	0.1 – 0.2%	0.1 – 0.2%
Weighted-average fair value	$7.74	$4.89	$3.42
Performance restricted share awards subject to market condition
Expected term (in years)	2.98	2.96	2.96
Weighted-average volatility	48%	65%	64%
Expected dividend rate	4.3%	6.4%	—
Risk-free interest rate	0.3%	0.3%	0.8%
Weighted-average fair value	$26.41	$10.05	$12.13

  Stock Compensation Expense

        The Company recorded $76 million, $51 million and $51 million of share-based compensation during fiscal years 2013, 2012, and 2011, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at June 29, 2012	22.6	$13.18	3.3	$264
Granted	1.8	$30.33
Exercised	(14.5)	$14.53
Forfeitures	(0.3)	$10.89
Expirations	(0.1)	$14.22

Outstanding at June 28, 2013	9.5	$14.60	3.8	$286

Vested and expected to vest at June 28, 2013	9.1	$14.11	3.7	$273

Exercisable at June 28, 2013	4.9	$10.78	2.6	$167

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at June 28, 2013. During fiscal years 2013, 2012, and 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans was $272 million, $245 million and $76 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2013 was approximately $11 million.

        At June 28, 2013, the total compensation cost related to options granted to employees but not yet recognized was approximately $22 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Awards Activity

        The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Nonvested at June 29, 2012	4.0	$12.62
Granted	2.9	$30.26
Forfeitures	(0.2)	$18.33
Vested	(1.3)	$13.06

Nonvested at June 28, 2013	5.4	$22.07

        At June 28, 2013, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $89 million, net of estimated forfeitures of approximately $6 million.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal year 2013 was approximately $40 million.

  Performance Awards

        The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance awards at June 29, 2012	1.7	$10.69
Granted	1.2	$27.42
Forfeitures	—	$—
Vested	(0.3)	$11.25

Performance awards at June 28, 2013	2.6	$18.44

        At June 28, 2013, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $39 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.8 years.

  ESPP

        During fiscal years 2013, 2012 and 2011, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $17 million, $17 million and $7 million respectively. At June 28, 2013, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2013, the Company issued 2.0 million ordinary shares with a weighted-average purchase price of $23.63 per share.

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $4,500 per participating employee. During fiscal years 2013, 2012, and 2011, the Company made matching contributions of $14 million, $13 million and $13 million, respectively.

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. The Company's assets designated to pay benefits under the plan are held by a rabbi trust. The assets and liabilities of a rabbi trust are accounted for as assets and liabilities of the Company. As of June 28, 2013 and June 29, 2012, the assets held in the rabbi trust were approximately $79 million and $73 million, respectively, and are included

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in Restricted cash and investments in the Consolidated Balance Sheets. The deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying Consolidated Balance Sheets was approximately $87 million and $82 million as of June 28, 2013 and June 29, 2012, respectively.

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	June 28, 2013	June 29, 2012	July 1, 2011
Numerator:
Net income attributable to Seagate Technology plc	$1,838	$2,862	$511

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	370	426	451
Weighted-average effect of dilutive securities:
Employee equity award plans	12	15	16

Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	382	441	467

Net income per share attributable to Seagate Technology plc shareholders:
Basic	$4.97	$6.72	$1.13
Diluted	$4.81	$6.49	$1.09

        The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 28, 2013	June 29, 2012	July 1, 2011
Employee equity award plans	—	7	15

13. Business Segment and Geographic Information

        The Company has concluded that its manufacture and distribution of disk drives constitutes one reporting segment. The Company's manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple disk drive applications and markets. The Company's main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state and other technologies. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker (CODM) as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.

        In fiscal years 2013, 2012 and 2011, Dell Inc. accounted for approximately 13%, 15% and 13% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 10%, 14% and 15% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(In millions)
Revenue from external customers(1):
Singapore	$7,429	$7,847	$5,507
United States	3,620	3,845	3,043
The Netherlands	2,804	3,089	2,344
Other	498	158	77

Consolidated	$14,351	$14,939	$10,971

Long-lived assets:
Singapore	$881	$868	$748
Thailand	398	409	380
United States	427	318	355
China	212	270	277
Malaysia	129	144	173
Other	852	928	462

Consolidated	$2,899	$2,937	$2,395

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

  Intellectual Property Litigation

        Convolve, Inc. ("Convolve") and Massachusetts Institute of Technology ("MIT") v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, "Shaping Command Inputs to Minimize Unwanted Dynamics" (the '635 patent) and U.S. Patent No. 5,638,267, "Method and Apparatus for

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimizing Unwanted Dynamics in a Physical System" (the '267 patent), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plantiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473, "System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device," (the '473 patent"). The '635 patent expired on September 12, 2008. The court ruled in 2010 that the '267 patent was out of the case.

        On August 16, 2011, the court granted in part and denied in part the Company's motion for summary judgment. The court granted summary judgment in favor of the Company on all patent infringement claims and on 11 of the 15 remaining alleged trade secrets. The court also denied Convolve's request for enhanced damages as moot and dismissed Convolve's request for injunctive relief. Following this ruling, the parties entered into a stipulation to conditionally dismiss without prejudice the remaining claims in order to facilitate an appeal of the August 16, 2011 order by Convolve to the U.S. Court of Appeals for the Federal Circuit. Pursuant to this stipulation, the court entered a final judgment on October 4, 2011. Convolve filed its notice of appeal to the U.S. Court of Appeals for the Federal Circuit on November 3, 2011. The Court of Appeals issued its ruling on July 1, 2013; the Court of Appeals: 1) affirmed the district court's summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the '635 patent are invalid; 2) reversed and vacated the district court's summary judgment of non-infringement with respect to the '473 patent; and 3) remanded the case for further proceedings on the '473 patent. On July 16, 2013, Convolve filed a petition for panel rehearing at the Court of Appeals; that petition was denied on July 31, 2013. In view of the district court's August 16, 2011 ruling and the Court of Appeals' July 1, 2013 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. A date for the start of trial has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Rembrandt Data Storage, LP v. Seagate Technology LLC—On November 10, 2010, Rembrandt Data Storage, LP filed suit against Seagate Technology LLC in the U.S. District Court for the Western District of Wisconsin alleging infringement of U.S. Patent No. 5,995,342 C1, "Thin Film Heads Having Solenoid Coils," and U.S. Patent No. 6,195,232, "Low-Noise Toroidal Thin Film Head With Solenoidal Coil." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, and attorneys' fees and costs. On March 2, 2012, the district court granted Seagate's motion for summary judgment of non-infringement and entered judgment in favor of Seagate. On March 7, 2012, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit. On December 10, 2012, the Court of Appeals affirmed the district court's judgment in favor of Seagate. In view of the Court of Appeals' December 10, 2012 ruling, the Company does not expect this matter will result in a loss.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Rambus, Inc. ITC Investigation re Certain Semiconductor Chips and Products Containing the Same —On December 1, 2010, Rambus, Inc. filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names Seagate Technology LLC and numerous other respondents, including LSI, Inc. and ST Microelectronics, Inc., alleging that Seagate products incorporate semiconductor products made by LSI and STMicroelectronics that infringe various patents owned by Rambus. The ITC initiated an investigation on December 29, 2010. Rambus seeks an order to exclude entry of infringing products into the U.S. and a cease and desist order. On July 25, 2012, the ITC gave notice that it had determined to terminate the investigation with a finding of no violation of Section 337 by Seagate and the other respondents. On September 21, 2012, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On June 20, 2013, Rambus filed a request with the Court of Appeals to withdraw the appeal, stating there was no ongoing dispute between Rambus and Seagate as a result of Rambus' settlements with other respondents. On June 24, 2013, the Court of Appeals dismissed the appeal. In light of the dismissal of the appeal, the Company does not expect this matter will result in a loss.

        LEAP Co., Ltd. v. Seagate Singapore International Headquarters Pte. Ltd. and Nippon Seagate Inc. —On July 4, 2012, LEAP Co., Ltd. filed a lawsuit in the Tokyo District Court of Japan against Seagate Singapore International Headquarters Pte. Ltd., Nippon Seagate Inc. and Buffalo Inc. alleging wrongful termination of purchase agreements and other claims, and seeking approximately $38 million in damages. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

        Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, "Cryptographic Device," and U.S. Patent No. 7,900,057, "Cryptographic Serial ATA Apparatus and Method." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys' fees, and other relief. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 28, 2013 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2014	$31
2015	20
2016	15
2017	9
2018	9
Thereafter	81

$165

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $35 million, $34 million and $24 million for fiscal years 2013, 2012 and 2011, respectively. Total sublease rental income for fiscal years 2013, 2012 and 2011 was $4 million, $6 million and $12 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 28, 2013, total future lease income to be recognized for the Company's existing subleases is approximately $7 million.

        During the fiscal year 2011, the Company entered into a sale-leaseback transaction for its AMK facility in Singapore. The transaction was completed in the fourth fiscal quarter and net proceeds were $73 million. Upon execution of the sale, the Company recognized a $15 million gain and an additional $26 million of deferred gain. The deferred gain is being recognized ratably over the minimum lease term of three years, as an offset to the related rental expense. The Company considers this lease as a normal leaseback and classified the lease as an operating lease. As of June 28, 2013 the total future minimum lease payments for the leaseback were $4 million, which are included in the total future minimum lease payments for operating leases shown above.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the 2006 acquisition of Maxtor. As of June 28, 2013, the Company had a $6 million adverse leasehold interest related to leases acquired from Maxtor. The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $9 million and $12 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at June 28, 2013 and June 29, 2012, respectively.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $284 million at June 28, 2013.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Guarantees

  Indemnifications to Officers and Directors

        On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"), then the parent company, entered into a new form of indemnification agreement (the "Revised Indemnification Agreement") with its officers and directors of Seagate-Cayman and its subsidiaries (each, an "Indemnitee"). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee's indemnification rights under Seagate-Cayman's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Caymans's request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of one to five years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company's product warranty liability during the fiscal years ended June 28, 2013, June 29, 2012 and July 1, 2011 were as follows:

	Fiscal Years Ended
(In millions)	June 28, 2013	June 29, 2012	July 1, 2011
Balance, beginning of period	$363	$348	$372
Warranties issued	193	169	199
Repairs and replacements	(276)	(284)	(221)
Changes in liability for pre-existing warranties, including expirations	37	58	(2)
Warranty liability assumed from acquisitions	3	72	—

Balance, end of period	$320	$363	$348

17. Related Party Transactions

        In connection with the Company's acquisition of the Samsung HDD business, Samsung became a shareholder of the Company and appointed one of its executives to the Company's Board of Directors.

        Samsung Electronics Co. Ltd. ("Samsung") The Company recorded revenue of $413 million and $407 million from sales to Samsung for fiscal year 2013 and 2012, respectively. The Company made payments to Samsung in fiscal years 2013 and 2012 of $393 million and $102 million, respectively, related to purchases of components and services. The Company had accounts payable to Samsung of $48 million and $25 million at June 28, 2013 and June 29, 2012, respectively. The Company had accounts receivable from Samsung of $49 million and $64 million at June 28, 2013 and June 29, 2012, respectively.

        During the years presented, members of the Company's board of directors also served on the boards of the following companies with which the Company had transactions:

        Symantec Corporation ("Symantec") The Company made payments of $30 million for the purchase of its new Cupertino, California facility to Symantec in fiscal year 2011.

        United Parcel Service, Inc. ("UPS") The Company made payments for freight and logistics services to UPS of $94 million and $150 million in fiscal years 2012, and 2011, respectively. At June 29, 2012, the Company had accounts payable to UPS of $15 million. UPS was no longer deemed a related party during fiscal year 2013.

        LSI Corporation ("LSI") The Company recorded revenue of $4 million and $65 million from sales to LSI for fiscal years 2012 and 2011, respectively. There was no material revenue in fiscal year 2013. The Company made payments to LSI in fiscal years 2013, 2012, and 2011 of $574 million, $685 million and

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$333 million, respectively, related to purchases of various components. The Company had accounts payable to LSI of $79 million and $455 million at June 28, 2013 and June 29, 2012, respectively.

        Microsoft Corporation ("Microsoft") The Company recorded revenue of $141 million and $54 million from sales to Microsoft for fiscal year 2013 and 2012, respectively. The Company made payments to Microsoft in fiscal year 2013 and 2012 of $2 million and $24 million, respectively, related to purchases of licensed software. The Company had accounts receivable from Microsoft of $33 million and $39 million at June 28, 2013 and June 29, 2012.

18. Subsequent Events

  July 2013 Stock Repurchase Program

        The Board of Directors has authorized the Company to repurchase up to $2.5 billion of its outstanding ordinary shares (the "July 2013 Authorization").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at June 28, 2013 and June 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seagate Technology plc's internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2013 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of June 28, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 28, 2013 and our report dated August 7, 2013 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 7, 2013

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see Part II, Item 6. Selected Financial Data

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 28, 2013.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 28, 2013. The effectiveness of our internal control over financial reporting as of June 28, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, President, Director and Chairman of the Board of Directors)

Date: August 7, 2013

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 2013 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, President, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 7, 2013
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 7, 2013
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Vice President, Finance and Treasurer (Principal Accounting Officer)	August 7, 2013
/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 7, 2013

Signature	Title	Date

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 7, 2013
/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 7, 2013
/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 7, 2013
/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 7, 2013
/s/ SEH-WOONG JEONG (Dr. Seh-Woong Jeong)	Director	August 7, 2013
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 7, 2013
/s/ KRISTEN M. ONKEN (Kristen M. Onken)	Director	August 7, 2013
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 7, 2013
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 7, 2013
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 7, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010
3.1	Memorandum and Articles of Association of Seagate Technology plc	8-K12B/A	001-31560	3.1	7/9/2010
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010
4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.1	8/20/2010
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	9/21/2006
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	9/21/2006
4.4	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.2	3/3/2010
4.5	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	7/6/2010
4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/14/2010
4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	5/14/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	5/14/2010
4.9	Indenture dated as of December 14, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	12/14/2010
4.10	Form of 7.75% Senior Note due 2018	8-K	001-31560	4.1	12/14/2010
4.11	Registration Rights Agreement dated as of December 14, 2010, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-31560	4.3	12/14/2010
4.12	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/18/2011
4.13	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	5/18/2011
4.14	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	5/18/2011
4.15	Fourth Supplemental Indenture, dated as of February 7, 2012, among Seagate Technology International, as issuer, Seagate Business Centre (UK) Limited and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	10-K	001-31560	4.20	8/8/2012
4.16	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.2	5/22/2013
4.17	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
10.1+	Fifth Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan					X
10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.1	8/20/2010
10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4(a)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.4(b)+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	7/29/2010
10.5+	Seagate Technology Executive Officer Performance Bonus Plan	10-Q	001-31560	10.6	10/30/2008
10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009
10.8+	Seagate Technology 2004 Stock Compensation Plan Notice of Restricted Stock Bonus Grant (For Outside Directors)	10-Q	001-31560	10.10	11/4/2009
10.9+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.10+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010
10.11+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	2/10/2009
10.12+	Seagate Technology 2004 Stock Compensation Plan Form of Restricted Stock Bonus Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.22	2/10/2009
10.13+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.14+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Award Agreement	8-K	001-31560	10.1	9/13/2010
10.15+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010
10.16+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.17	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010
10.18	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011
10.20	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/3/2011
10.21	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011
10.22	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	2/3/2011
10.23	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.24	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., Seagate Technology International and Seagate Technology plc dated April 19, 2011	10-K	001-31560	10.53	8/17/2011
10.25	Intellectual Property Agreement by and between Samsung Electronics Co., Ltd. and Seagate Technology International dated April 19, 2011	10-K	001-31560	10.54	8/17/2011
10.26	Shareholder Agreement by and between Seagate Technology plc and Samsung Electronics Co., Ltd. dated as of April 19, 2011	10-K	001-31560	10.55	8/17/2011
10.27+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011
10.28+	Seagate Technology plc 2012 Equity Incentive Plan	10-Q	001-31560	10.57	10/27/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29+	2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors)					X
10.30	Supplement No. 1, dated February 7, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012
10.31	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012
10.32	Supplement No. 2, dated February 22, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012
10.33	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012
10.34	Supplement No. 3, dated March 19, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012
10.35	Supplement No. 3, dated March 19, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012
10.36+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an effective date of October 24, 2012	10-K	001-31560	10.52	8/8/2012

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Executive Performance Unit Agreement.					X
10.38+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Restricted Share Unit Agreement.					X
10.39+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Option Agreement.					X
10.40+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan					X
10.41+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.42+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.43+	Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.44	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	5/1/2013
10.45+	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.2	5/1/2013
10.46+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an effective date of October 30, 2013					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS††	XBRL Instance Document.					X
101.SCH†	XBRL Taxonomy Extension Schema Document.					X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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