Form 10-Q
period 2013-09-27
Seagate Technology plc
filed 2013-10-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

As of October 25, 2013, 326,142,206 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,924	$1,708
Short-term investments	489	480
Restricted cash and investments	108	101
Accounts receivable, net	1,618	1,670
Inventories	871	854
Deferred income taxes	114	115
Other current assets	501	484
Total current assets	5,625	5,412
Property, equipment and leasehold improvements, net	2,187	2,269
Goodwill	477	476
Other intangible assets, net	369	405
Deferred income taxes	457	456
Other assets, net	230	225
Total Assets	$9,345	$9,243
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,683	$1,690
Accrued employee compensation	220	335
Accrued warranty	171	176
Accrued expenses	439	407
Current portion of long-term debt	1	3
Total current liabilities	2,514	2,611
Long-term accrued warranty	147	144
Long-term accrued income taxes	93	87
Other non-current liabilities	130	121
Long-term debt, less current portion	2,772	2,774
Total Liabilities	5,656	5,737
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,352	5,286
Accumulated other comprehensive loss	(6)	(13)
Accumulated deficit	(1,668)	(1,778)
Total Seagate Technology plc Shareholders’ Equity	3,678	3,495
Noncontrolling interest	11	11
Total Equity	3,689	3,506
Total Liabilities and Equity	$9,345	$9,243

The information as of June 28, 2013 was derived from the Company’s audited Consolidated Balance Sheet as of June 28, 2013.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	September 27, 2013	September 28, 2012
Revenue	$3,489	$3,732
Cost of revenue	2,514	2,671
Product development	294	268
Marketing and administrative	181	150
Amortization of intangibles	20	19
Restructuring and other, net	2	—
Total operating expenses	3,011	3,108
Income from operations	478	624
Interest income	5	2
Interest expense	(44)	(55)
Other, net	1	29
Other expense, net	(38)	(24)
Income before income taxes	440	600
Provision for income taxes	13	18
Net income	427	582
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Seagate Technology plc	$427	$582
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.20	$1.48
Diluted	1.16	1.42
Number of shares used in per share calculations:
Basic	357	394
Diluted	368	409
Cash dividends declared per Seagate Technology plc ordinary share	$0.38	$0.32

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	September 27, 2013	September 28, 2012
Net Income	$427	$582
Other comprehensive income, net of tax:
Cash flow hedges
Change in unrealized gain on cash flow hedges	1	—
Less: reclassification for amounts included in net income	—	—
Net change	1	—
Marketable securities
Change in unrealized gain on marketable securities	1	27
Less: reclassification for amounts included in net income	—	(1)
Net change	1	26
Post-retirement plans
Change in unrealized loss on post-retirement plans	—	—
Less: reclassification for amounts included in net income	—	—
Net change	—	—
Foreign currency translation adjustments	5	1
Total other comprehensive income, net of tax	7	27
Comprehensive income	434	609
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Seagate Technology plc	$434	$608

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	September 27, 2013	September 28, 2012
OPERATING ACTIVITIES
Net income	$427	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	212
Share-based compensation	27	17
Deferred income taxes	(1)	(5)
Gain on sale of investments	—	(33)
Gain on sale of property and equipment	(2)	(6)
Other non-cash operating activities, net	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	49	648
Inventories	(17)	110
Accounts payable	47	(373)
Accrued employee compensation	(115)	(132)
Accrued expenses, income taxes and warranty	37	(57)
Other assets and liabilities	(2)	169
Net cash provided by operating activities	682	1,132
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(161)	(263)
Proceeds from the sale of property and equipment	—	4
Proceeds from the sale of strategic investments	—	41
Purchases of short-term investments	(87)	(74)
Sales of short-term investments	49	64
Maturities of short-term investments	32	5
Cash used in acquisition of LaCie S.A., net of cash acquired	—	(36)
Change in restricted cash and investments	—	(6)
Other investing activities, net	(19)	—
Net cash used in investing activities	(186)	(265)
FINANCING ACTIVITIES
Repurchases of ordinary shares	(182)	(639)
Dividends to shareholders	(135)	(127)
Proceeds from issuance of ordinary shares under employee stock plans	39	157
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	—	(72)
Other financing activities, net	(4)	—
Net cash used in financing activities	(282)	(681)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2	1
Increase in cash and cash equivalents	216	187
Cash and cash equivalents at the beginning of the period	1,708	1,707
Cash and cash equivalents at the end of the period	$1,924	$1,894

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended September 27, 2013

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 28, 2013	$3,506	359	$—	$5,286	$(13)	$(1,778)	$3,495	$11
Net income	427	—	—	—	—	427	427	—
Other comprehensive income	7	—	—	—	6	—	6	1
Issuance of ordinary shares under employee stock plans	39	4	—	39	—	—	39	—
Repurchases of ordinary shares	(182)	(4)	—	—	—	(182)	(182)	—
Dividends to shareholders	(135)	—	—	—	—	(135)	(135)	—
Share-based compensation	27	—	—	27	—	—	27	—
Purchase of additional subsidiary shares from noncontrolling interest	—	—	—	—	1	—	1	(1)
Balance at September 27, 2013	$3,689	359	$—	$5,352	$(6)	$(1,668)	$3,678	$11

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

The Company produces a broad range of electronic data storage products including HDDs, solid state hybrid drives (SSHD) and solid state drives (SSD), which address enterprise applications, where its products are designed for enterprise servers, mainframes and workstations; client compute applications, where its products are designed primarily for desktop and notebook computers; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders (DVRs), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, The Company provides data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2013, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 7, 2013. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2013, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended September 27, 2013, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 27, 2014. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended September 27, 2013 and September 28, 2012 each consisted of 13 weeks.  Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

Summary of Significant Accounting Policies

Other than the revised presentation of accumulated other comprehensive income described below, there have been no  significant changes in our significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2013, as filed with the SEC on August 7, 2013 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to report information, either on the face of the statement where net income is presented or in the notes, about the amounts reclassified out of accumulated other comprehensive income by component and to report significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The ASU has been adopted by the Company effective for the first quarter of fiscal year 2014.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of September 27, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$709	$—	$709
Commercial paper	908	—	908
Corporate bonds	214	—	214
U.S. treasuries and agency bonds	84	—	84
Certificates of deposit	156	—	156
Auction rate securities	17	(2)	15
Equity securities	3	—	3
Other debt securities	121	—	121
	2,212	(2)	2,210
Trading securities	80	7	87
Total	$2,292	$5	$2,297

Included in Cash and cash equivalents			$1,685
Included in Short-term investments			489
Included in Restricted cash and investments			108
Included in Other assets, net			15
Total			$2,297

The Company’s available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through September 27, 2013. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive loss. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of September 27, 2013, the Company’s Restricted cash and investments consisted of $87 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $21 million in cash and investments held as collateral at banks for various performance obligations. As of June 28, 2013, the Company’s Restricted cash and investments consisted of $79 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations.

As of September 27, 2013, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of September 27, 2013.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at September 27, 2013, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,790	$1,790
Due in 1 to 5 years	402	402
Thereafter	17	15
Total	$2,209	$2,207

Equity securities which do not have a contractual maturity date are not included in the above table.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$804	$—	$804
Commercial paper	655	—	655
Corporate bonds	211	—	211
U.S. treasuries and agency bonds	96	—	96
Certificates of deposit	154	—	154
Auction rate securities	17	(2)	15
Equity Securities	4	—	4
Other debt securities	107	(1)	106
	2,048	(3)	2,045
Trading securities	74	5	79
Total	$2,122	$2	$2,124

Included in Cash and cash equivalents			$1,528
Included in Short-term investments			480
Included in Restricted cash and investments			101
Included in Other assets, net			15
Total			$2,124

As of June 28, 2013, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 28, 2013.

Strategic Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at September 27, 2013 and June 28, 2013 totaled $77 million and $66 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

Inventories

(Dollars in millions)	September 27, 2013	June 28, 2013
Raw materials and components	$212	$213
Work-in-process	226	231
Finished goods	433	410
	$871	$854

Other Current Assets

(Dollars in millions)	September 27, 2013	June 28, 2013
Vendor non-trade receivables	$319	$329
Other	182	155
	$501	$484

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	September 27, 2013	June 28, 2013
Property, equipment and leasehold improvements	$8,624	$8,544
Accumulated depreciation and amortization	(6,437)	(6,275)
	$2,187	$2,269

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities(a)	Unrealized gains (losses) on post- retirements	Foreign currency translation adjustments	Total
Balance as of June 28, 2013	$—	$(3)	$(10)	$—	$(13)
Other comprehensive income before reclassifications	1	1	—	5	7
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income	1	1	—	5	7
Balance as of September 27, 2013	$1	$(2)	$(10)	$5	$(6)

Balance as of June 29, 2012	$—	$(1)	$(8)	$—	$(9)
Other comprehensive income before reclassifications	—	27	—	1	28
Amounts reclassified from AOCI	—	(1)	—	—	(1)
Other comprehensive income	—	26	—	1	27
Balance as of September 28, 2012	$—	$25	$(8)	$1	$18

(a)   The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using from specific identification.

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a Credit Agreement which provided a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of September 27, 2013, no borrowings had been drawn under the Revolving Credit Facility, and $2 million had been utilized for letters of credit.

Long-Term Debt

$600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries.

$750 million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on June 15 and December 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 1, 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

Other As part of our acquisition of LaCie S.A. $6 million of long-term debt was assumed, of which $1 million is classified as current for the three months ended September 27, 2013.

At September 27, 2013, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
Remainder of 2014	$1
2015	—
2016	—
2017	334
2018	—
Thereafter	2438
$2,773

4.              Income Taxes

The Company recorded an income tax provision of $13 million in the three months ended September 27, 2013 included approximately $3 million of net discrete tax expense primarily associated with recently enacted tax legislation.

The Company’s income tax provision recorded for the three months ended September 27, 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

The IRS and Treasury Department on September 13, 2013, released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations).  The entirety of the final repair regulations apply to the Company’s first quarter of fiscal year 2015.  Application of these regulations is not expected to have a material impact on the Company’s consolidated financial statements.

During the three months ended September 27, 2013, the Company’s unrecognized tax benefits excluding interest and penalties increased by $6 million to $163 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $163 million at September 27, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning September 28, 2013, the Company expects to reduce its unrecognized tax benefits by approximately $6 million primarily as a result of the expiration of certain statutes of limitation.

The income tax provision of $18 million recorded in the three months ended September 28, 2012 included approximately $7 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits.

The Company’s income tax provision recorded for the three months ended September 28, 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

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

The €0.12 supplement was not paid as 95% of the LaCie business was not  acquired within six months of the acquisition date, resulting in a reversal of the contingent consideration liability which was recorded as a reduction of Marketing and administrative expenses of $4 million.

The amounts of revenue and earnings of LaCie included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date are not significant.

The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of September 27, 2013, a total of $61 million of the Company’s deposit had been used to acquire an additional 30% of the outstanding shares, resulting in an ending ownership interest of approximately 94.8%.  The use of this deposit is treated as a non-cash financing activity and excluded from the Statement of Cash Flows.

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 27, 2013, are as follows:

(Dollars in millions)
Balance as of June 28, 2013	$476
Foreign currency translation effect	1
Balance as of September 27, 2013	$477

The carrying value of other intangible assets subject to amortization as of September 27, 2013, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(122)	$16	0.4 years
Customer relationships	431	(133)	298	4.0 years
Trade name	14	(3)	11	3.8 years
Total amortizable other intangible assets	$583	$(258)	$325	3.8 years

The carrying value of other intangible assets subject to amortization as of June 28, 2013 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(105)	$33	0.5 years
Customer relationships	431	(114)	317	4.3 years
Trade Name	14	(3)	11	4.1 years
Total amortizable other intangible assets	$583	$(222)	$361	3.9 years

The carrying value of the Company’s non-amortized In-process research and development was $44 million as of September 27, 2013 and June 28, 2013.

For the three months ended September 27, 2013, amortization expense of other intangible assets was $37 million. For the three months ended September 28, 2012, amortization expense of other intangible assets was $36 million. As of September 27, 2013, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
Remainder of 2014	$92
2015	102
2016	79
2017	68
2018	28
Thereafter	—
$369

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of September 27, 2013 and June 28, 2013.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended September 27, 2013. As of September 27, 2013, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of September 27, 2013 and June 28, 2013:

	As of September 27, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$223
Singapore dollars	95	15
Chinese renminbi	—	—
	$95	$238

	As of June 28, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	—	—
Chinese renminbi	—	—
Czech koruna	—	—
	$—	$20

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of September 27, 2013 and June 28, 2013:

	As of September 27, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	3	Accrued expenses	—
Total derivatives		$4		$—

	As of June 28, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total derivatives		$—		$(1)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 27, 2013:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$1	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$1

(a)              The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three months ended September 27, 2013.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 28, 2012:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$—	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$2

(a)              The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three months ended September 28, 2012, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of September 27, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$692	$—	$—	$692
Equity securities	3	—	—	3
Corporate bonds	—	214	—	214
Other debt securities	—	121	—	121
U.S. treasuries and agency bonds	—	84	—	84
Certificates of deposit	—	152	—	152
Commercial paper	—	908	—	908
Total cash equivalents and short-term investments	695	1,479	—	2,174
Restricted cash and investments:
Mutual Funds	82	—	—	82
Other debt securities	22	4	—	26
Auction rate securities	—	—	15	15
Derivative assets	—	4	—	4
Total assets	$799	$1,487	$15	$2,301
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$692	$993	$—	$1,685
Short-term investments	3	486	—	489
Restricted cash and investments	104	4	—	108
Other current assets	—	—	—	—
Other assets, net	—	4	15	19
Total assets	$799	$1,487	$15	$2,301
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$787	$—	$—	$787
Equity securities	4	—	—	4
Commercial paper	—	655	—	655
Corporate bonds	—	96	—	96
U.S. treasuries and agency bonds	—	149	—	149
Certificates of deposit	—	211	—	211
Other debt securities	—	106	—	106
Total cash equivalents and short-term investments	791	1,217	—	2,008
Restricted cash and investments:
Mutual Funds	74	—	—	74
Other debt securities	22	5	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—
Total assets	$887	$1,222	$15	$2,124
Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$787	$741	$—	$1,528
Short-term investments	4	476	—	480
Restricted cash and investments	96	5	—	101
Other current assets	—	—	—	—
Other assets, net	—	—	15	15
Total assets	$887	$1,222	$15	$2,124
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

Level 1 assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of September 27, 2013, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through September 27, 2013. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The Company’s auction rate securities are measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3).  The fair value of the Company’s auction rate securities as of September 27, 2013 and June 28, 2013 totaled $15 million and $15 million, respectively.

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

	September 27, 2013		June 28, 2013
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$334	$375	$335	$370
7.75% Senior Notes due December 2018	238	265	238	259
6.875% Senior Notes due May 2020	600	660	600	644
7.00% Senior Notes due November 2021	600	666	600	645
4.75% Senior Notes due June 2023	1,000	971	1,000	938
Other	1	1	4	4
	2,773	2,938	2,777	2,860
Less short-term borrowings and current portion of long-term debt	(1)	(1)	(3)	(3)
Long-term debt, less current portion	$2,772	$2,937	$2,774	$2,857

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 358,765,346 shares were outstanding as of September 27, 2013, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of September 27, 2013.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of September 27, 2013, $3.2 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended September 27, 2013:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended September 27, 2013	4	$182
Fiscal year repurchased through September 27, 2013	4	$182

10.       Compensation

The Company recorded approximately $27 million and $17 million of stock-based compensation during the three months ended September 27, 2013 and September 28, 2012, respectively.

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

On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology PLC (the Company) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-

Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any of a Deed Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended September 27, 2013 and September 28, 2012 were as follows:

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	September 28, 2012
Balance, beginning of period	$320	$363
Warranties issued	48	48
Repairs and replacements	(58)	(84)
Changes in liability for pre-existing warranties, including expirations	8	7
Warranty liability assumed from business acquisitions	—	3
Balance, end of period	$318	$337

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

	For the Three Months Ended
(In millions, except per share data)	September 27, 2013	September 28, 2012
Numerator:
Net income attributable to Seagate Technology plc	$427	$582
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	357	394
Weighted-average effect of dilutive securities:
Employee equity award plans	11	15
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	368	409
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.20	$1.48
Diluted	$1.16	$1.42

The potential shares related to employee equity award plans were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were immaterial for the three months ended September 27, 2013 and September 28, 2012, as their effect would have been anti-dilutive.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the ‘635 patent) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the ‘267 patent), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the ‘473patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. In view of the district court’s August 16, 2011 ruling and the Court of Appeal’ July 1, 2013 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

LEAP Co., Ltd. v. Seagate Singapore International Headquarters Pte. Ltd. and Nippon Seagate Inc.—On July 4, 2012, LEAP Co., Ltd. filed a lawsuit in the Tokyo District Court of Japan against Seagate Singapore International Headquarters Pte. Ltd., Nippon Seagate Inc. and Buffalo Inc. alleging wrongful termination of purchase agreements and other claims, and seeking approximately $38 million in damages. A date for the start of trial has not yet been scheduled. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same—On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. The target date for completion of the investigation is June 4, 2014. In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. A date for the start of trial has not yet been scheduled. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

14.       Subsequent Events

On October 21, 2013, Seagate repurchased 32.7 million Ordinary Shares of the Company from Samsung Electronics Co., Ltd. for a total purchase price of $1.5 billion.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended September 27, 2013, June 28, 2013, and September 28, 2012, referred to herein as the “September 2013 quarter”, the “June 2013 quarter” and the “September 2012 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2013, June 2013, and September 2012 quarters were all 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 27, 2014 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. We also encourage you to read our Annual Report on Form 10-K for the year ended June 28, 2013, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the September 2013 quarter. The September 2013 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the September 2013 quarter to the June 2013 quarter and the September 2012 quarter.

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

We produce a broad range of electronic data storage products including HDDs, solid state hybrid drives (SSHD) and solid state drives (SSD), which address enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed primarily for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (DVRs), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Overview of the September 2013 Quarter

During the September 2013 quarter, we shipped 56 million units totaling 49 exabytes, generating revenue of $3,489 million and gross margin of 28% of revenue. Our operating cash flows were $682 million. We repurchased approximately 4 million of our ordinary shares during the quarter for approximately $182 million and paid dividends of $135 million.

Results of Operations

We list in the table below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	June 28, 2013	September 28, 2012
Revenue	$3,489	$3,425	$3,732
Cost of revenue	2,514	2,486	2,671
Gross margin	975	939	1,061
Product development	294	294	268
Marketing and administrative	181	176	150
Amortization of intangibles	20	20	19
Restructuring and other, net	2	1	—
Income from operations	478	448	624
Other expense, net	(38)	(145)	(24)
Income before income taxes	440	303	600
Provision for (benefit from) income taxes	13	(45)	18
Net income	427	348	582
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Seagate Technology plc	$427	$348	$582

	For the Three Months Ended
	September 27, 2013	June 28, 2013	September 28, 2012
Revenue	100%	100%	100%
Cost of revenue	72	73	72
Gross margin	28	27	28
Product development	9	9	7
Marketing and administrative	5	5	4
Amortization of intangibles	—	—	—
Restructuring and other, net	—	—	—
Income from operations	14	13	17
Other expense, net	(1)	(4)	(1)
Income before income taxes	13	9	16
Provision for (benefit from) income taxes	—	(1)	—
Net income	13	10	16
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Seagate Technology plc	13%	10%	16%

Revenue

The following table summarizes information regarding revenue, volume shipments, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages and ASPs)	September 27, 2013	June 28, 2013	September 28, 2012
Net Revenue	$3,489	$3,425	$3,732
Unit Shipments:
Enterprise	8	10	6
Client Compute	36	34	41
Client Non-Compute	12	10	11
Total Units Shipped	56	54	58
ASPs (per unit)	$62	$63	$63
Exabytes Shipped	49	47	43
Revenues by Channel (%)
OEMs	68%	71%	66%
Distributors	21%	18%	24%
Retailers	11%	10%	10%
Revenues by Geography (%)
Americas	29%	30%	25%
EMEA	18%	17%	17%
Asia Pacific	53%	53%	58%

We generated revenue of $3,489 million in the September 2013 quarter, shipping 56 million units with ASPs of $62 per unit.  Revenue increased compared to the June 2013 quarter due to an increase in units shipped, partially offset by decrease in ASPs.

Revenue decreased compared to the September 2012 quarter due to decrease in units shipped and a decrease in ASPs, partially offset by a favorable product mix in the September 2013 quarter.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the September 2013 quarter, sales programs were approximately 7.8% of gross revenue, which is within our historical range of 6%-10%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged of 0.4% of quarterly gross revenue for fiscal years 2012 and 2013, and were 0.7% of quarterly gross revenue in the September 2013 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	June 28, 2013	September 28, 2012
Cost of revenue	$2,514	$2,486	$2,671
Gross margin	975	939	1,061
Gross margin percentage	28%	27%	28%

Gross margins as a percentage of revenue are consistent when compared to both the June 2013 quarter and the September 2012 quarter. These margins reflect a stable pricing environment.

In the September 2013 quarter, total warranty cost was 1.6% of revenue and net of unfavorable changes in estimates of prior warranty accruals, approximately 0.2% of revenue.  Warranty cost related to new shipments was 1.4% of revenue compared to 1.3% in the June 2013 quarter, and 1.3% in the September 2012 quarter.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	June 28, 2013	September 28, 2012
Product development	$294	$294	$268
Marketing and administrative	181	176	150
Amortization of intangibles	20	20	19
Restructuring and other, net	2	1	—
Operating expenses	$497	$491	$437

Product development expense.  Product development expense for the September 2013 quarter remained flat when compared to the June 2013 quarter. Compared to the September 2012 quarter, product development expense increased due to investments in storage technologies and headcount related expenses.

Marketing and administrative expense. Marketing and administrative expense for the September 2013 quarter remained stable when compared to the June 2013 quarter. Compared to the September 2012 quarter , marketing and administrative expense increased  due to an increase in enhancement of our core business operations and increased headcount related expenses.

Amortization of intangibles. Amortization of intangibles for the September 2013 quarter remained consistent with the June 2013 quarter and the September 2012 quarter.

Restructuring and Other, net. Restructuring and other, net for the September 2013 quarter was not material and primarily related to previously announced restructuring plans.

Other expense, net

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	June 28, 2013	September 28, 2012
Other expense, net	$(38)	$(145)	$(24)

Other expense, net decreased during the September 2013 quarter as compared to the June 2013 quarter primarily due to losses  recognized on early redemption and repurchase of debt during the June 2013 quarter and the reduction in interest expense from the early redemption of these debts, partially offset by interest expense incurred from the issuance of our 4.75% Senior Notes in the June 2013 quarter.  Other expense, net for the September 2012 quarter included a gain on sale of certain strategic investments.

Income taxes

	For the Three Months Ended
(Dollars in millions)	September 27, 2013	June 28, 2013	September 28, 2012
Provision for (benefit from) income taxes	$13	$(45)	$18

Our income tax provision recorded for the September 2013 quarter included approximately $3 million of net discrete tax expense primarily associated with recently enacted tax legislation. The income tax benefit in the fourth quarter of fiscal year 2013 was primarily associated with the valuation allowance release related to certain U.S. deferred tax assets.

Our income tax provision for the September 2013 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

The IRS and Treasury Department on September 13, 2013, released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations).  The entirety of the final repair regulations apply to our first quarter of fiscal year 2015. Application of these regulations is not expected to have a material impact on our consolidated financial statements.

During the September 2013 quarter, our unrecognized tax benefits excluding interest and penalties increased by $6 million to $163 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $163 million at September 27, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning September 28, 2013, we expect to reduce our unrecognized tax benefits by approximately $6 million primarily as a result of the expiration of certain statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of September 27, 2013.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	September 27, 2013	June 28, 2013	Change
Cash and cash equivalents	$1,924	$1,708	$216
Short-term investments	489	480	9
Restricted cash and investments	108	101	7
Total	$2,521	$2,289	$232

Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 28, 2013 as a result of cash flow from operations during the quarter, partially offset by the repurchase of our ordinary shares, capital expenditures, and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended September 27, 2013 of $682 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, and share-based compensation, and decrease of $115 million in accrued employee compensation primarily due to the payment of variable performance-based compensation in the September 2013 quarter.

Cash Used in Investing Activities

During the three months ended September 27, 2013, we used $186 million of cash in investing activities, which was primarily attributable to payments for property, equipment and leasehold improvements of $161 million.

Cash Used in Financing Activities

Net cash used in financing activities of $282 million for the three months ended September 27, 2013 was primarily attributable to approximately $182 million paid to repurchase 4 million of our ordinary shares and dividend payments of $135 million.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of September 27, 2013, consisted of: (1) approximately $2.4 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million senior revolving credit facility. We also had $108 million in restricted cash and investments, of which $87 million was related to our employee deferred compensation liabilities under our non-qualified deferred compensation plan.

As of September 27, 2013, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of September 27, 2013, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For fiscal year 2014, we expect capital expenditures to remain within our long-term targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On October 23, 2013, our Board of Directors (the “Board”) approved a cash dividend of $0.43 per share, payable on November 26, 2013 to shareholders of record as of the close of business on November 12, 2013. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

From time to time we may repurchase any of our outstanding ordinary shares in the open market or through broker assisted purchases.  As of September 27, 2013,  $3.2 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On October 21, 2013, we repurchased 32.7 million ordinary shares from Samsung Electronics Co., Ltd. for a total purchase price of $1.5 billion.

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

Since our fiscal year ended June 28, 2013, there have been no material changes in our critical accounting policies and estimates other than the Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income discussed in Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies in this Form 10-Q.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2013, as filed with the SEC on August 7, 2013, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At September 27, 2013, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of September 27, 2013.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of September 27, 2013.

Fiscal Years Ended

(Dollars in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at September 27, 2013
Assets
Cash equivalents:
Fixed rate	$1,685	$—	$—	$—	$—	$—	$1,685	$1,685
Average interest rate	0.09%						0.09%	0.09%
Short-term investments:
Fixed rate	$103	$110	$179	$65	$18	$3	$478	$486
Average interest rate	0.29%	0.69%	0.93%	1.40%	2.10%	0.61%	0.84%	0.84%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	$15
Average interest rate						0.76%	0.76%	0.76%
Total fixed income	$1,788	$110	$179	$65	$18	$20	$2,180	$2,186
Average interest rate	—%	—%	—%	—%	—%	—%	—%
Debt
Fixed rate	$1	$—	$—	$334	$—	$2,438	$2,773	$2,938
Average interest rate	0.94%	—%	—%	6.8%	—%	6.12%	6.18%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the  three  months ended September 27, 2013.

The table below provides information as of September 27, 2013 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$223	31.79	$3
Singapore dollar	110	1.27	1
Total	$333		$4

(1)         Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts.

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of September 27, 2013, we did not have a material credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”) and on certain strategic investments in equities of publicly traded companies. We currently manage our exposure to equity market risks associated with the SDCP liabilities by investing directly in mutual funds that mirror the employees’ investment options.

As of September 27, 2013, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of September 27, 2013, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive loss and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 27, 2013.  During the quarter ended September 27, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.                     RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2013.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

On July 24, 2013, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended September 27, 2013:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

June 20, 2013 through July 26, 2013	4.0	$45.55	4.0	$3,221
July 27, 2013 through August 30, 2013	—	—	—	3,221
August 31, 2013 through September 27, 2013		—		3,221
Total	4.0	$45.55	4.0	$3,221

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: October 29, 2013	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE: October 29, 2013	BY:	/s/ PATRICK J. O’MALLEY
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

10.1

Share Redemption Agreement dated as of October 7, 2013, between Seagate Technology plc and Samsung Electronics Co., Ltd., was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 8, 2013, and is incorporated herein by reference.

10.2

Amendment and Termination Agreement dated as of October 7, 2013, between Seagate Technology plc and Samsung Electronics Co., Ltd., was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 8, 2013, and is incorporated herein by reference.

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†

Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company and Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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