Form 10-Q
period 2013-12-27
Seagate Technology plc
filed 2014-01-28
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2013

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

As of January 24, 2014, 328,755,155 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	December 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,293	$1,708
Short-term investments	46	480
Restricted cash and investments	4	101
Accounts receivable, net	1,615	1,670
Inventories	948	854
Deferred income taxes	116	115
Other current assets	267	484
Total current assets	5,289	5,412
Property, equipment and leasehold improvements, net	2,128	2,269
Goodwill	477	476
Other intangible assets, net	329	405
Deferred income taxes	465	456
Other assets, net	202	225
Total Assets	$8,890	$9,243
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,577	$1,690
Accrued employee compensation	267	335
Accrued warranty	158	176
Accrued expenses	455	407
Current portion of long-term debt	—	3
Total current liabilities	2,457	2,611
Long-term accrued warranty	141	144
Long-term accrued income taxes	103	87
Other non-current liabilities	122	121
Long-term debt, less current portion	3,572	2,774
Total Liabilities	6,395	5,737
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,404	5,286
Accumulated other comprehensive loss	(7)	(13)
Accumulated deficit	(2,902)	(1,778)
Total Seagate Technology plc Shareholders’ Equity	2,495	3,495
Noncontrolling interest	—	11
Total Equity	2,495	3,506
Total Liabilities and Equity	$8,890	$9,243

The information as of June 28, 2013 was derived from the Company’s audited Consolidated Balance Sheet as of June 28, 2013.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenue	$3,528	$3,668	$7,017	$7,400
Cost of revenue	2,541	2,676	5,055	5,347
Product development	312	277	606	545
Marketing and administrative	190	139	371	289
Amortization of intangibles	25	20	45	39
Restructuring and other, net	16	1	18	1
Total operating expenses	3,084	3,113	6,095	6,221
Income from operations	444	555	922	1,179
Interest income	1	2	6	4
Interest expense	(49)	(55)	(93)	(111)
Other, net	46	(3)	47	27
Other expense, net	(2)	(56)	(40)	(80)
Income before income taxes	442	499	882	1,099
Provision for income taxes	14	7	27	25
Net income	428	492	855	1,074
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$428	$492	$855	$1,074
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.27	$1.33	$2.46	$2.81
Diluted	1.24	1.30	2.39	2.73
Number of shares used in per share calculations:
Basic	336	369	347	382
Diluted	346	379	357	394
Cash dividends declared per Seagate Technology plc ordinary share	$0.43	$0.70	$0.81	$1.02

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net Income	$428	$492	$855	$1,074
Other comprehensive income, net of tax:
Cash flow hedges
Change in unrealized loss on cash flow hedges	(2)	—	(1)	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	(2)	—	(1)	—
Marketable securities
Change in unrealized (loss) gain on marketable securities	—	(4)	1	23
Less: reclassification for amounts included in net income	—	2	—	1
Net change	—	(2)	1	24
Post-retirement plans
Change in unrealized gain on post-retirement plans	1	—	1	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	1	—	1	—
Foreign currency translation adjustments	—	2	5	3
Total other comprehensive income, net of tax	(1)	—	6	27
Comprehensive income	427	492	861	1,101
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	1
Comprehensive income attributable to Seagate Technology plc	$427	$492	$861	$1,100

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	December 27, 2013	December 28, 2012
OPERATING ACTIVITIES
Net income	$855	$1,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457	430
Share-based compensation	57	36
Deferred income taxes	(15)	(11)
Gain on sale of investments	(32)	(33)
Gain on sale of property and equipment	(4)	(8)
Loss on redemption and repurchase of debt	—	6
Other non-cash operating activities, net	8	5
Changes in operating assets and liabilities:
Restricted cash	104	—
Accounts receivable, net	51	683
Inventories	(94)	156
Accounts payable	(46)	(496)
Accrued employee compensation	(68)	(62)
Accrued expenses, income taxes and warranty	41	(97)
Vendor non-trade receivables	199	305
Other assets and liabilities	25	(12)
Net cash provided by operating activities	1,538	1,976
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(304)	(427)
Proceeds from the sale of property and equipment	—	4
Proceeds from the sale of strategic investments	72	42
Purchases of short-term investments	(87)	(168)
Sales of short-term investments	463	125
Maturities of short-term investments	61	21
Cash used in acquisition of LaCie S.A., net of cash acquired	—	(36)
Other investing activities, net	(28)	(14)
Net cash provided by (used in) investing activities	177	(453)
FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	—	(58)
Net proceeds from issuance of long term debt	791	—
Repurchases of ordinary shares	(1,702)	(1,510)
Dividends to shareholders	(277)	(377)
Proceeds from issuance of ordinary shares under employee stock plans	61	168
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	—	(72)
Other financing activities, net	(5)	—
Net cash used in financing activities	(1,132)	(1,849)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2	2
Increase (decrease) in cash and cash equivalents	585	(324)
Cash and cash equivalents at the beginning of the period	1,708	1,707
Cash and cash equivalents at the end of the period	$2,293	$1,383

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended December 27, 2013

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 28, 2013	$3,506	359	$—	$5,286	$(13)	$(1,778)	$3,495	$11
Net income	855	—	—	—	—	855	855	—
Other comprehensive income	6	—	—	—	5	—	5	1
Issuance of ordinary shares under employee stock plans	61	6	—	61	—	—	61	—
Repurchases of ordinary shares	(1,702)	(37)	—	—	—	(1,702)	(1,702)	—
Dividends to shareholders	(277)	—	—	—	—	(277)	(277)	—
Share-based compensation	57	—	—	57	—	—	57	—
Purchase of additional subsidiary shares from noncontrolling interest	(11)	—	—	—	1	—	1	(12)
Balance at December 27, 2013	$2,495	328	$—	$5,404	$(7)	$(2,902)	$2,495	$—

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

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with accounting principles generally accepted in the United States also requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2013, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (SEC) on August 7, 2013. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2013, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and six months ended December 27, 2013, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 27, 2014. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended December 27, 2013 and December 28, 2012 each consisted of 13 weeks.  Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

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

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of December 27, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$970	$—	$970
Commercial paper	909	—	909
Corporate bonds	5	—	5
U.S. treasuries and agency bonds	—	—	—
Certificates of deposit	131	—	131
Auction rate securities	17	(2)	15
Equity securities	—	—	—
Other debt securities	—	—	—
	2,032	(2)	2,030
Trading securities	—	—	—
Total	$2,032	$(2)	$2,030

Included in Cash and cash equivalents			$1,965
Included in Short-term investments			46
Included in Restricted cash and investments			4
Included in Other assets, net			15
Total			$2,030

As of  December 27, 2013, the Company’s Restricted cash and investments consisted of  $4 million in cash and investments held as collateral at banks for various performance obligations.   As of June 28, 2013, the Company’s Restricted cash and investments consisted of $79 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. The Restricted cash and investment balance decreased as restrictions on the cash and investments were removed during the quarter.

The Company’s available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through December 27, 2013. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive loss. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of December 27, 2013, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of December 27, 2013.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at December 27, 2013, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,015	$2,015
Due in 1 to 5 years	—	—
Thereafter	17	15
Total	$2,032	$2,030

Equity securities which do not have a contractual maturity date are not included in the above table.

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$804	$—	$804
Commercial paper	655	—	655
Corporate bonds	211	—	211
U.S. treasuries and agency bonds	96	—	96
Certificates of deposit	154	—	154
Auction rate securities	17	(2)	15
Equity Securities	4	—	4
Other debt securities	107	(1)	106
	2,048	(3)	2,045
Trading securities	74	5	79
Total	$2,122	$2	$2,124

Included in Cash and cash equivalents			$1,528
Included in Short-term investments			480
Included in Restricted cash and investments			101
Included in Other assets, net			15
Total			$2,124

As of June 28, 2013, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 28, 2013.

Inventories

(Dollars in millions)	December 27, 2013	June 28, 2013
Raw materials and components	$254	$213
Work-in-process	255	231
Finished goods	439	410
	$948	$854

Other Current Assets

(Dollars in millions)	December 27, 2013	June 28, 2013
Vendor non-trade receivables	$130	$329
Other	137	155
	$267	$484

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

Property, Equipment and Leasehold Improvements, net

(Dollars in millions)	December 27, 2013	June 28, 2013
Property, equipment and leasehold improvements	$8,727	$8,544
Accumulated depreciation and amortization	(6,599)	(6,275)
	$2,128	$2,269

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized gains (losses) on post- retirements	Foreign currency translation adjustments	Total
Balance as of June 28, 2013	$—	$(3)	$(10)	$—	$(13)
Other comprehensive income before reclassifications	(1)	1	1	5	6
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income	(1)	1	1	5	6
Balance as of December 27, 2013	$(1)	$(2)	$(9)	$5	$(7)

Balance as of June 29, 2012	$—	$(1)	$(8)	$—	$(9)
Other comprehensive income before reclassifications	—	23	—	3	26
Amounts reclassified from AOCI	—	1	—	—	1
Other comprehensive income	—	24	—	3	27
Balance as of December 28, 2012	$—	$23	$(8)	$3	$18

(a)           The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a Credit Agreement which provided a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of December 27, 2013, no borrowings had been drawn under the Revolving Credit Facility, and $2 million had been utilized for letters of credit.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “Notes”).  On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” premium redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. Seagate HDD Cayman and the Company are required to exchange the Notes for notes registered under the under the Securities Act of 1933, as amended, by January 30, 2015 if the Notes have not otherwise become freely transferable by that time.

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

Other As part of our acquisition of LaCie S.A., $6 million of long-term debt was assumed. The outstanding balance was fully paid off during the three months ended December 27, 2013.  The outstanding balance at June 28, 2013 was $3 million and was classified as Current portion of long-term debt.

At December 27, 2013, future principal payments on long-term debt were as follows (in millions):

Fiscal Year
Remainder of 2014	$—
2015	—
2016	—
2017	334
2018	—
Thereafter	3,238
$3,572

4.              Income Taxes

The Company recorded an income tax provision of $14 million and $27 million in the three and six months ended December 27, 2013, respectively. The income tax provision recorded for the three and six months ended December 27, 2013 included approximately $4 million and $6 million, respectively, of net discrete tax expense primarily related to increases in income tax reserves recorded for non-U.S. income positions taken in prior fiscal years offset by the tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and tax benefits associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and six months ended December 27, 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

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

During the six months ended December 27, 2013, the Company’s unrecognized tax benefits excluding interest and penalties increased by $16 million to $173 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $173 million at December 27, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning December 28, 2013, the Company expects to reduce its unrecognized tax benefits by approximately zero to $30 million primarily as a result of the completion of various audit cycles and the expiration of certain statutes of limitation.

The income tax provision of $7 million recorded for the three months ended December 28, 2012 included approximately$6 million of discrete tax benefits primarily from the release of tax reserves associated with the expiration of certain statutes of limitation. The income tax provision of $25 million recorded for the six months ended December 28, 2012 included approximately $1 million of net discrete tax expense primarily associated with the reversal of prior period tax benefits offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

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

The Company deposited $72 million into an escrow account with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of December 27, 2013, the Company had completed the acquisition of all outstanding shares. The use of this deposit is treated as a non-cash financing activity and excluded from the Statement of Cash Flows.

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 27, 2013, are as follows:

(Dollars in millions)
Balance as of June 28, 2013	$476
Foreign currency translation effect	1
Balance as of December 27, 2013	$477

The carrying value of other intangible assets subject to amortization as of December 27, 2013, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(137)	$1	3.6 years
Customer relationships	431	(152)	279	3.8 years
Trade name	14	(4)	10	3.6 years
In-process research and development (a)	44	(5)	39	1.5 years
Total amortizable other intangible assets	$627	$(298)	$329	3.5 years

(a)           During the December 2013 quarter, the in-process research and development was completed, and the related asset was accounted for as a finite-lived intangible asset.

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

For the three and six months ended December 27, 2013, amortization expense of other intangible assets was $39 million and $76 million, respectively. For the three and six months ended December 28, 2012, amortization expense of other intangible assets was $37 million and $73 million. As of December 27, 2013, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)
Remainder of 2014	$52
2015	102
2016	79
2017	68
2018	28
Thereafter	—
$329

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of December 27, 2013 and June 28, 2013.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended December 27, 2013. As of December 27, 2013, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of December 27, 2013 and June 28, 2013:

	As of December 27, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$18
Singapore dollars	97	21
Chinese renminbi	—	—
	$97	$39

	As of June 28, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	—	—
Chinese renminbi	—	—
Czech koruna	—	—
	$—	$20

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of December 27, 2013, the notional investments underlying the TRS amounted to $87 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of December 27, 2013 and June 28, 2013:

	As of December 27, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$—		$(2)

	As of June 28, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total derivatives		$—		$(1)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 27, 2013:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months Ended	For the Six Months Ended	into Income (Effective Portion)	For the Three Months Ended	For the Six Months Ended	Amount Excluded from Effectiveness Testing)	For the Three Months Ended	For the Six Months Ended
Foreign currency forward exchange contracts	$(1)	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For the Three Months Ended	For the Six Months Ended
Foreign currency forward exchange contracts	Other, net	$(4)	$(5)

(a)                   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended December 27, 2013.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 28, 2012:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months Ended	For the Six Months Ended	Accumulated OCI into Income (Effective Portion)	For the Three Months Ended	For the Six Months Ended	(Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Three Months Ended	For the Six Months Ended
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For the Three Months Ended	For the Six Months Ended
Foreign currency forward exchange contracts	Other, net	$1	$3

(a)                   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationship and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended December 28, 2012, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of December 27, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$970	$—	$—	$970
Commercial paper	—	909	—	909
U.S. treasuries and agency bonds	—	—	—	—
Certificates of deposit	—	127	—	127
Corporate bonds	—	5	—	5
Other debt securities	—	—	—	—
Equity securities	—	—	—	—
Total cash equivalents and short-term investments	970	1,041	—	2,011
Restricted cash and investments:
Mutual Funds	—	—	—	—
Certificates of deposit	—	4	—	4
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—
Total assets	$970	$1,045	$15	$2,030
Liabilities:
Derivative liabilities	$—	$(2)	$—	$(2)
Total return swap	—	—	—	—
Total liabilities	$—	$(2)	$—	$(2)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$970	$995	$—	$1,965
Short-term investments	—	46	—	46
Restricted cash and investments	—	4	—	4
Other current assets	—	—	—	—
Other assets, net	—	—	15	15
Total assets	$970	$1,045	$15	$2,030
Liabilities:
Accrued expenses	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$787	$—	$—	$787
Commercial paper		655	—	655
U.S. treasuries and agency bonds	—	96	—	96
Certificates of deposit	—	149	—	149
Corporate bonds	—	211	—	211
Other debt securities	—	106	—	106
Equity securities	4	—	—	4
Total cash equivalents and short-term investments	791	1,217	—	2,008
Restricted cash and investments:
Mutual Funds	74	—	—	74
Other debt securities	22	5	—	27
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—
Total assets	$887	$1,222	$15	$2,124
Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$787	$741	$—	$1,528
Short-term investments	4	476	—	480
Restricted cash and investments	96	5	—	101
Other current assets	—	—	—	—
Other assets, net	—	—	15	15
Total assets	$887	$1,222	$15	$2,124
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

Level 1 assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of December 27, 2013, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through December 27, 2013. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The Company’s auction rate securities are measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3).  The fair value of the Company’s auction rate securities as of December 27, 2013 and June 28, 2013 totaled $15 million and $15 million, respectively.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at December 27, 2013 and June 28, 2013 totaled $44 million and $66 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

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

	December 27, 2013		June 28, 2013
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$334	$378	$335	$370
3.75% Senior Notes due November 2018	800	811	—	—
7.75% Senior Notes due December 2018	238	261	238	259
6.875% Senior Notes due May 2020	600	649	600	644
7.00% Senior Notes due November 2021	600	664	600	645
4.75% Senior Notes due June 2023	1,000	937	1,000	938
Other	—	—	4	4
	3,572	3,700	2,777	2,860
Less short-term borrowings and current portion of long-term debt	—	—	(3)	(3)
Long-term debt, less current portion	$3,572	$3,700	$2,774	$2,857

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 328,474,485 shares were outstanding as of December 27, 2013, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of December 27, 2013.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of December 27, 2013, $1.7 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended December 27, 2013:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended September 27, 2013	4	$182
Repurchased during the three months ended December 27, 2013	33	$1,520
Repurchased during the six months ended December 27, 2013	37	$1,702

10.       Compensation

The Company recorded approximately $30 million and $57 million of stock-based compensation expense during the three and six months ended December 27, 2013, respectively. The Company recorded approximately $19 million and $36 million of stock-based compensation during the three and six months ended December 28, 2012, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended December 27, 2013 and December 28, 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Balance, beginning of period	$318	$337	$320	$363
Warranties issued	48	50	96	98
Repairs and replacements	(61)	(67)	(119)	(151)
Changes in liability for pre-existing warranties, including expirations	(5)	10	3	17
Warranty liability assumed from business acquisitions	—	—	—	3
Balance, end of period	$300	$330	$300	$330

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Numerator:
Net income attributable to Seagate Technology plc	$428	$492	$855	$1,074
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	336	369	347	382
Weighted-average effect of dilutive securities:
Employee equity award plans	10	10	10	12
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	346	379	357	394
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.27	$1.33	$2.46	$2.81
Diluted	$1.24	$1.30	$2.39	$2.73

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc. were immaterial for the three and six months ended December 27, 2013 and December 28, 2012.

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

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On October 29, 2013, Convolve filed a petition for writ of certiorari with the U.S. Supreme Court, seeking review of the Court of Appeals’ decision with respect to one of the trade secrets. The Supreme Court denied Convolve’s petition on December 9, 2013. In view of the district court’s August 16, 2011 ruling and the Court of Appeals’ July 1, 2013 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same—On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. The target date for completion of the investigation is July 17, 2014. In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended December 27, 2013, September 27, 2013, and  December 28, 2012, referred to herein as the  “December 2013 quarter”, the “September 2013 quarter”, and the “December 2012 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2013, September 2013, and December 2012 quarters were all 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending March 28, 2014 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. We also encourage you to read our Annual Report on Form 10-K for the year ended June 28, 2013, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the December 2013 quarter. The December 2013 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the December 2013 quarter to the September 2013 quarter and the December 2012 quarter.

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

Overview of the December 2013 Quarter

During the December 2013 quarter, we shipped 57 million units totaling 52 million exabytes, generating revenue of $3,528 million and gross margin of 28% of revenue. Our operating cash flow was  $856 million.  We repurchased approximately 33 million of our ordinary shares for approximately $1,520 million, and paid dividends of $142 million.  We also issued $800 million of 3.75% Senior Notes due November 2018 and purchased the remaining outstanding shares of LaCie S.A.  On December 21, 2013, we entered into an agreement to acquire Xyratex Ltd. for approximately $374 million in cash.  The acquisition is expected to close in the fourth quarter of the current fiscal year.

Results of Operations

We list in the table below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenue	$3,528	$3,489	$3,668	$7,017	$7,400
Cost of revenue	2,541	2,514	2,676	5,055	5,347
Gross margin	987	975	992	1,962	2,053
Product development	312	294	277	606	545
Marketing and administrative	190	181	139	371	289
Amortization of intangibles	25	20	20	45	39
Restructuring and other, net	16	2	1	18	1
Income from operations	444	478	555	922	1,179
Other expense, net	(2)	(38)	(56)	(40)	(80)
Income before income taxes	442	440	499	882	1,099
Provision for income taxes	14	13	7	27	25
Net income	428	427	492	855	1,074
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	$428	$427	$492	$855	$1,074

	For the Three Months Ended			For the Six Months Ended
	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenue	100%	100%	100%	100%	100%
Cost of revenue	72	72	73	72	72
Gross margin	28	28	27	28	28
Product development	9	9	8	9	7
Marketing and administrative	5	5	4	5	4
Amortization of intangibles	1	—	1	1	1
Restructuring and other, net	1	—	—	—	—
Income from operations	12	14	14	13	16
Other expense, net	—	(1)	(1)	(1)	(1)
Income before income taxes	12	13	13	12	15
Provision for income taxes	—	—	—	—	—
Net income	12	13	13	12	15
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	12%	13%	13%	12%	15%

Revenue

The following table summarizes information regarding revenue, volume shipments, exabytes, average selling prices (ASPs) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages, exabytes and ASPs)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net Revenue	$3,528	$3,489	$3,668	$7,017	$7,400
Unit Shipments:
Enterprise	8	8	7	16	13
Client Compute	36	36	39	72	80
Client Non-Compute	13	12	12	25	23
Total Units Shipped	57	56	58	113	116
ASPs (per unit)	$62	$62	$62	$62	$63
Exabytes Shipped	52	49	48	101	90
Revenues by Channel (%)
OEMs	66%	68%	67%	67%	66%
Distributors	21%	21%	21%	21%	23%
Retailers	13%	11%	12%	12%	11%
Revenues by Geography (%)
Americas	27%	29%	26%	28%	26%
EMEA	20%	18%	21%	19%	19%
Asia Pacific	52%	53%	53%	53%	55%

Revenue in the December 2013 quarter was flat compared to the September 2013 quarter as the slight increase in shipments was offset by modest price erosion.

Revenue for the  December 2013 quarter decreased by $140 million, or 4%, compared to the December 2012 quarter due to a decrease in units shipped partially offset by favorable product mix.

Revenue for the six months ended December 2013 decreased by $383 million, or 5%, as compared to the six months ended December 2012 primarily due to decreased units shipped and price erosion partially offset by a favorable product mix.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the December 2013 quarter, sales programs were approximately 7.5% of gross revenue, which is within our historical range of 6%-10%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue for fiscal years 2012 and 2013, and were 0.8% of quarterly gross revenue in the December 2013 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Cost of revenue	$2,541	$2,514	$2,676	$5,055	$5,347
Gross margin	987	975	992	1,962	2,053
Gross margin percentage	28%	28%	27%	28%	28%

Gross margins as a percentage of revenue were consistent when compared to both the September 2013 quarter and December 2012 quarter. These margins reflect a stable pricing environment where modest price erosion and improved product mix were offset by unfavorable market mix.

In the December 2013 quarter, total warranty cost was 1.2% of revenue and net of unfavorable changes in estimates of prior warranty accruals of approximately 0.1% of revenue.  Warranty cost related to new shipments was 1.4% of revenue for  September 2013 quarter, December 2013 quarter, and December 2012 quarter.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Product development	$312	$294	$277	$606	$545
Marketing and administrative	190	181	139	371	289
Amortization of intangibles	25	20	20	45	39
Restructuring and other, net	16	2	1	18	1
Operating expenses	$543	$497	$437	$1,040	$874

Product development expense.  Product development expense for the December 2013 quarter increased by $18 million, or 6%, when compared to the September 2013 quarter primarily due to investments in storage technologies and headcount related expenses. Compared to the December 2012 quarter, product development expense increased $35 million, or 13%, which includes a $17 million increase in investments in storage technologies and a $14 million increase in headcount related expenses.

Product development expense for the six months ended December 2013 increased by $61 million, or 11% compared to  the six months ended December 2012  which includes a $32 million increase in  investments in storage technologies and a $24 million increase in headcount related expenses.

Marketing and administrative expense. Marketing and administrative expense for the December 2013 quarter increased by $9 million, or 5% compared to the September 2013 quarter, mostly due to an increase in legal expenses and headcount related expenses. Compared to the December 2012 quarter, marketing and administrative expense increased by $51 million, or 37%, which includes an increase in legal expenses of $24 million, which included the recognition of a non-recurring legal cost reimbursement of $21 million we received in the December 2012 quarter; a $12 million increase in headcount related expenses, and an $8 million increase in expenses related to the enhancement of our core business operations.

Marketing and administrative expense for the six months ended December 2013 increased by $82 million, or 28% as compared to the six months ended  December 2012 which included a $27 million increase in legal expenses resulting from the recognition of a non-recurring legal cost reimbursement of $21 million we received in the December 2012 quarter; a

$25 million increase in headcount related expenses; and a $13 million increase in expenses related to the enhancement of core businesses.

Amortization of intangibles. Amortization of intangibles for the December 2013 quarter increased as compared to the September 2013 quarter and the December 2012 quarter due to the commencement of the in-process research and development asset amortization. Amortization of intangibles for the six months ended December 2013 increased compared to the six months ended December 2012 due to the commencement of the in-process research and development asset amortization.

Restructuring and Other, net. Restructuring and other, net for the three and six months ended December 2013 increased due to a restructuring charge recorded during the December 2013 quarter  associated with a reduction in the work force.

Other expense, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Other expense, net	$(2)	$(38)	$(56)	$(40)	$(80)

Other expense, net decreased by $36 million or  95% during the December 2013 quarter compared to the September 2013 quarter primarily due to a gain of $32 million from the sale of one of our strategic investments. Other expense, net decreased by $54 million or 96%  compared to the December 2012 quarter which includes a gain of $32 million from the sale of one of our strategic investments, gains of $13 million from foreign currency remeasurement, and a $6 million decrease in our interest expense due to lower interest rates on our outstanding debt, partially offset by a higher overall debt balance.

Other expense, net for the six months ended December 2013 decreased as compared to the corresponding period in the prior year, primarily due to gains on foreign currency remeasurement of $21 million and a decrease in our interest expense of $17 million due to lower interest rates on our outstanding debt, partially offset by a higher overall debt balance.

Income taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	December 27, 2013	September 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Provision for income taxes	$14	$13	$7	$27	$25

Our income tax provision recorded for the December 2013 quarter and for the first half of fiscal year 2014 included approximately $4 million and $6 million, respectively, of net discrete tax expense primarily related to  increases in income tax reserves recorded for non-U.S. income positions taken in prior fiscal years offset by the tax benefits from the reversal of a portion of the U.S. valuation allowance recorded in prior periods and tax benefits associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the December 2013 quarter and for the first half of fiscal year 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

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

During the six months ended December 27, 2013, our unrecognized tax benefits excluding interest and penalties increased by $16 million to $173 million. The unrecognized tax benefits that, if recognized, would impact our effective tax rate was $173 million at December 27, 2013, subject to certain future valuation allowance reversals. During the 12 months beginning December 28, 2013, we expect to reduce our unrecognized tax benefits by approximately zero to $30 million primarily as a result of the completion of various audit cycles and the expiration of certain statutes of limitation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of December 27, 2013.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	December 27, 2013	June 28, 2013	Change
Cash and cash equivalents	$2,293	$1,708	$585
Short-term investments	46	480	(434)
Restricted cash and investments	4	101	(97)
Total	$2,343	$2,289	$54

Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 28, 2013 as a result of net cash provided by operating activities and the proceeds from the issuance of $800 million of our 3.75% Senior Notes due 2018, partially offset by the repurchase of our ordinary shares, capital expenditures, and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended December 27, 2013 of $1,538 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•                  a decrease of  $104 million from Restricted cash and investments primarily as the restricted cash and investments held by a rabbi trust were replaced with a standby letter of credit;

•                  a decrease of $199 million in vendor non-trade receivables primarily related to a change in the contractual relationship with some of our contract manufacturers;

•                  an increase of $94 million in inventory primarily related to an increase in consigned inventory held at our contract manufacturers; and

•                  a decrease of $46 million in accounts payable due to a reduction in direct materials purchased.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended December 27, 2013 of $177 million includes $463 million of proceeds from sales of short-term investments partially offset by $304 million for payments for acquired property, equipment and leasehold improvements.

Cash Used in Financing Activities

Net cash used in financing activities of $1,132 million for the six months ended December 27, 2013 was primarily attributable to approximately $1,702 million paid to repurchase 37 million of our ordinary shares and dividend payments of $277 million  partially offset by $791 million received from the issuance of our 3.75% Senior Notes.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of December 27, 2013, consisted of: (1) approximately $2.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million senior revolving credit facility.

As of December 27, 2013, no borrowings have been drawn under the revolving credit facility, and $2 million had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of December 27, 2013, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

Our liquidity requirements are primarily to meet our working capital, product development and capital expenditure needs, to fund scheduled payments of principal and interest on our indebtedness, and to fund our quarterly dividend. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance, and therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

For fiscal year 2014, we expect capital expenditures to remain at, or below, the low end of our long-term targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On January 21, 2014, our Board of Directors (the “Board”) approved a cash dividend of $0.43 per share, payable on February 24, 2014 to shareholders of record as of the close of business on February 10, 2014. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases.  As of December 27, 2013,  $1.7 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 27, 2013, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of December 27, 2013.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 27, 2013.

Fiscal Years Ended

(Dollars in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at December 27, 2013
Assets
Cash equivalents:
Fixed rate	$1,965	$—	$—	$—	$—	$—	$1,965	$1,965
Average interest rate	0.06%						0.06%
Short-term investments:
Fixed rate	$14	$32	$—	$—	$—	$—	$46	46
Average interest rate	1.40%	1.37%	—%	—%	—%	—%	1.38%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	15
Average interest rate						1.21%	1.21%
Total fixed income	$1,979	$32	$—	$—	$—	$17	$2,028	$2,026
Average interest rate	0.07%	1.37%	—%	—%	—%	1.21%	0.10%
Debt
Fixed rate	$—	$—	$—	334	$—	3,238	$3,572	$3,700
Average interest rate	—%	—%	—%	6.8%	—%	5.53%	5.64%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses)

recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the  three  months ended December 27, 2013.

The table below provides information as of December 27, 2013 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$18	31.50	$(1)
Singapore dollar	118	1.25	(1)
Total	$136		$(2)

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of December 27, 2013, we did not have a material credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”) and on certain strategic investments in equities of publicly traded companies. In the quarter ended December 27, 2013 the Company entered into a Total Return Swap (TRS) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees.

As of December 27, 2013, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of December 27, 2013, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive loss and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 27, 2013.  During the quarter ended December 27, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On April 26, 2012, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares. There is no expiration date on this authorization.

On July 24, 2013, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares. There is no expiration date on this authorization.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended December 27, 2013:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 28, 2013 through October 25, 2013	33.0	$46.01	33.0	$1,701
October 26, 2013 through November 29, 2013	—	—	—	1,701
November 30, 2013 through December 27, 2013	—	—	—	1,701
Total	33.0	$46.01	33.0	$1,701

(1) During this period we purchased approximately 31 thousand ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of shares via share withholding for tax obligations due from our non-employee directors in connection with the vesting of certain equity awards. These purchases of shares do not affect our aggregate available authorization for the share purchase programs described above.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 28, 2014	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE:	January 28, 2014	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 21, 2013, among Seagate Technology International, Phoenix Acquisition Ltd and Xyratex Ltd., were filed as Exhibit 2.1 to the current report on Form 8-K filed by Seagate Technology plc (the “Company”) on December 23, 2013 and are incorporated herein by reference.

3.1

Memorandum and Articles of Association of the Company, as amended and restated by Special Resolution dated October 30, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 1, 2013, and are incorporated herein by reference.

3.2

Certificate of Incorporation of Hephaestus plc effective as of January 22, 2010 and Certificate of Incorporation on change of name of Seagate Technology plc, effective as of February 22, 2010 were filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2010, and are incorporated herein by reference.

10.1+	Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control (CIC) Plan

10.2

The Company’s Amended and Restated Executive Officer Performance Bonus Plan was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 1, 2013 and is incorporated herein by reference.

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