Form 10-Q
period 2014-03-28
Seagate Technology plc
filed 2014-04-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of April 25, 2014, 326,559,178 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 28, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$1,708
Short-term investments	47	480
Restricted cash and investments	4	101
Accounts receivable, net	1,633	1,670
Inventories	846	854
Deferred income taxes	116	115
Other current assets	246	484
Total current assets	5,151	5,412
Property, equipment and leasehold improvements, net	2,065	2,269
Goodwill	477	476
Other intangible assets, net	304	405
Deferred income taxes	467	456
Other assets, net	195	225
Total Assets	$8,659	$9,243
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,345	$1,690
Accrued employee compensation	212	335
Accrued warranty	152	176
Accrued expenses	453	407
Current portion of long-term debt	—	3
Total current liabilities	2,162	2,611
Long-term accrued warranty	134	144
Long-term accrued income taxes	90	87
Other non-current liabilities	121	121
Long-term debt, less current portion	3,514	2,774
Total Liabilities	6,021	5,737
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,471	5,286
Accumulated other comprehensive loss	(2)	(13)
Accumulated deficit	(2,831)	(1,778)
Total Seagate Technology plc Shareholders’ Equity	2,638	3,495
Noncontrolling interest	—	11
Total Equity	2,638	3,506
Total Liabilities and Equity	$8,659	$9,243

The information as of June 28, 2013 was derived from the Company’s audited Consolidated Balance Sheet as of June 28, 2013.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenue	$3,406	$3,526	$10,423	$10,927
Cost of revenue	2,447	2,578	7,502	7,926
Product development	297	294	903	839
Marketing and administrative	190	168	561	457
Amortization of intangibles	26	20	71	59
Restructuring and other, net	2	1	20	2
Total operating expenses	2,962	3,061	9,057	9,283
Income from operations	444	465	1,366	1,644
Interest income	1	2	7	6
Interest expense	(52)	(53)	(145)	(163)
Other, net	(3)	16	44	41
Other expense, net	(54)	(35)	(94)	(116)
Income before income taxes	390	430	1,272	1,528
(Benefit from) provision for income taxes	(5)	14	22	38
Net income	395	416	1,250	1,490
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$395	$416	$1,250	$1,490
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.21	$1.16	$3.68	$3.98
Diluted	1.17	1.13	3.56	3.86
Number of shares used in per share calculations:
Basic	327	358	340	374
Diluted	338	369	351	386
Cash dividends declared per Seagate Technology plc ordinary share	$0.43	$—	$1.24	$1.02

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net Income	$395	$416	$1,250	$1,490
Other comprehensive income, net of tax:
Cash flow hedges
Change in unrealized gain on cash flow hedges	1	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	1	—	—	—
Marketable securities
Change in unrealized gain on marketable securities	—	11	1	34
Less: reclassification for amounts included in net income	—	(19)	—	(18)
Net change	—	(8)	1	16
Post-retirement plans
Change in unrealized gain on post-retirement plans	—	—	1	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	1	—
Foreign currency translation adjustments	4	(3)	9	—
Total other comprehensive income (loss), net of tax	5	(11)	11	16
Comprehensive income	400	405	1,261	1,506
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	1
Comprehensive income attributable to Seagate Technology plc	$400	$405	$1,261	$1,505

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	March 28, 2014	March 29, 2013
OPERATING ACTIVITIES
Net income	$1,250	$1,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	651
Share-based compensation	87	56
Deferred income taxes	(17)	(14)
Gain on sale of investments	(32)	(51)
Gain on sale of property and equipment	(6)	(34)
Loss on redemption and repurchase of debt	7	31
Other non-cash operating activities, net	16	1
Changes in operating assets and liabilities:
Restricted cash	104	—
Accounts receivable, net	32	769
Inventories	8	123
Accounts payable	(274)	(462)
Accrued employee compensation	(123)	(85)
Accrued expenses, income taxes and warranty	16	(124)
Vendor non-trade receivables	204	—
Other assets and liabilities	41	308
Net cash provided by operating activities	1,981	2,659
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(428)	(658)
Proceeds from the sale of property and equipment	—	29
Proceeds from the sale of strategic investments	72	—
Purchases of short-term investments	(87)	(227)
Sales of short-term investments	463	201
Maturities of short-term investments	61	26
Cash used in acquisition of LaCie S.A., net of cash acquired	—	(36)
Other investing activities, net	(29)	(16)
Net cash provided by (used in) investing activities	52	(681)
FINANCING ACTIVITIES
Repayments of long-term debt and capital lease obligations	(64)	(421)
Net proceeds from issuance of long-term debt	791	—
Repurchases of ordinary shares	(1,886)	(1,612)
Dividends to shareholders	(417)	(381)
Proceeds from issuance of ordinary shares under employee stock plans	98	233
Escrow deposit for acquisition of noncontrolling shares of LaCie S.A.	—	(72)
Other financing activities, net	(5)	—
Net cash used in financing activities	(1,483)	(2,253)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	1
Increase (decrease) in cash and cash equivalents	551	(274)
Cash and cash equivalents at the beginning of the period	1,708	1,707
Cash and cash equivalents at the end of the period	$2,259	$1,433

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended March 28, 2014

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 28, 2013	$3,506	359	$—	$5,286	$(13)	$(1,778)	$3,495	$11
Net income	1,250					1,250	1,250	—
Other comprehensive income	11				10		10	1
Issuance of ordinary shares under employee stock plans	98	8		98			98
Repurchases of ordinary shares	(1,886)	(41)				(1,886)	(1,886)
Dividends to shareholders	(417)					(417)	(417)
Share-based compensation	87			87			87
Purchase of additional subsidiary shares from noncontrolling interest	(11)				1		1	(12)
Balance at March 28, 2014	$2,638	326	$—	$5,471	$(2)	$(2,831)	$2,638	$—

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

The Company produces a broad range of electronic data storage products including HDDs, solid state hybrid drives (“SSHD”) and solid state drives (“SSD”), which address enterprise applications, where its products are designed for enterprise servers, mainframes and workstations; client compute applications, where its products are designed primarily for desktop and notebook computers; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, the Company provides data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances. The preparation of financial statements in accordance with U.S. generally accepted accounting principles also requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. The Company’s Consolidated Financial Statements for the fiscal year ended June 28, 2013, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 7, 2013. The Company believes that the disclosures included in the unaudited Condensed Consolidated Financial Statements, when read in conjunction with its Consolidated Financial Statements as of June 28, 2013, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended March 28, 2014, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending June 27, 2014. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended March 28, 2014 and March 29, 2013 each consisted of 13 weeks and 39 weeks, respectively.  Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

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

In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of March 28, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$757	$—	$757
Commercial paper	1,051	—	1,051
Corporate bonds	5	—	5
U.S. treasuries and agency bonds	—	—	—
Certificates of deposit	132	—	132
Auction rate securities	17	(2)	15
Equity securities	—	—	—
Other debt securities	—	—	—
	1,962	(2)	1,960
Trading securities	—	—	—
Total	$1,962	$(2)	$1,960

Included in Cash and cash equivalents			$1,894
Included in Short-term investments			47
Included in Restricted cash and investments			4
Included in Other assets, net			15
Total			$1,960

As of  March 28, 2014, the Company’s Restricted cash and investments consisted of  $4 million in cash and investments held as collateral at banks for various performance obligations.  As of June 28, 2013, the Company’s Restricted cash and investments consisted of $79 million in cash equivalents and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations. The Restricted cash and investment balance decreased since June 28, 2013 as restrictions on the cash and investments were removed during the year.

The Company’s available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company’s auction rate securities failed to settle at auction and have continued to fail through March 28, 2014. Since the Company continues to earn interest on its auction rate securities at the maximum contractual rate, there have been no payment defaults with respect to such securities, and they are all collateralized, the Company expects to recover the entire amortized cost basis of these auction rate securities. The Company does not intend to sell these securities and has concluded it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. As such, the Company believes the impairments totaling $2 million are not other-than-temporary and therefore have been recorded in Accumulated other comprehensive loss. Given the uncertainty as to when the liquidity issues associated with these securities will improve, these securities are classified within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.

As of  March 28, 2014, with the exception of the Company’s auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of March 28, 2014.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at March 28, 2014, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,945	$1,945
Due in 1 to 5 years	—	—
Thereafter	17	15
Total	$1,962	$1,960

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 28, 2013:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$804	$—	$804
Commercial paper	655	—	655
Corporate bonds	211	—	211
U.S. treasuries and agency bonds	96	—	96
Certificates of deposit	154	—	154
Auction rate securities	17	(2)	15
Equity Securities	4	—	4
Other debt securities	107	(1)	106
	2,048	(3)	2,045
Trading securities	74	5	79
Total	$2,122	$2	$2,124

Included in Cash and cash equivalents			$1,528
Included in Short-term investments			480
Included in Restricted cash and investments			101
Included in Other assets, net			15
Total			$2,124

As of June 28, 2013, with the exception of the Company’s auction rate securities, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of June 28, 2013.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	March 28, 2014	June 28, 2013
Raw materials and components	$246	$213
Work-in-process	260	231
Finished goods	340	410
	$846	$854

Other Current Assets

The following table provides details of the other current assets balance sheet item:

(Dollars in millions)	March 28, 2014	June 28, 2013
Vendor non-trade receivables	$124	$329
Other	122	155
	$246	$484

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

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	March 28, 2014	June 28, 2013
Property, equipment and leasehold improvements	$8,807	$8,544
Accumulated depreciation and amortization	(6,742)	(6,275)
	$2,065	$2,269

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirements	Foreign currency translation adjustments	Total
Balance at June 28, 2013	$—	$(3)	$(10)	$—	$(13)
Other comprehensive income before reclassifications	—	1	1	9	11
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income	—	1	1	9	11
Balance at March 28, 2014	$—	$(2)	$(9)	$9	$(2)

Balance at June 29, 2012	$—	$(1)	$(8)	$—	$(9)
Other comprehensive income before reclassifications	—	34	—	—	34
Amounts reclassified from AOCI	—	(18)	—	—	(18)
Other comprehensive income	—	16	—	—	16
Balance at March 29, 2013	$—	$15	$(8)	$—	$7

(a)   The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman (“the Borrower”), entered into a Credit Agreement which provided a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of March 28, 2014, no borrowings were drawn under the Revolving Credit Facility, or were utilized for letters of credit.

Long-Term Debt

$800 million Aggregate Principal Amount of  3.75% Senior Notes due November 2018 (the “Notes”).  On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days’ notice, at a “make-whole” premium redemption price. The “make-whole” premium redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. Seagate HDD Cayman and the Company are required to exchange the Notes for notes registered under the Securities Act of 1933, as amended, by January 30, 2015 if the Notes have not otherwise become freely transferable by that time.

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

$600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2014 quarter, the Company repurchased $28 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately of $3 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by certain of the Company’s significant subsidiaries. During the March 2014 quarter, the Company repurchased $30 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately of $4 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 1, 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

Other As part of our acquisition of LaCie S.A., $6 million of long-term debt was assumed. The outstanding balance was fully paid off at December 27, 2013.  The outstanding balance at June 28, 2013 was $3 million and was classified as Current portion of long-term debt.

At March 28, 2014, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2014	$—
2015	—
2016	—
2017	334
2018	—
Thereafter	3,180
$3,514

4.              Income Taxes

The Company recorded an income tax benefit of $5 million and an income tax provision of $22 million in the three and nine months ended March 28, 2014, respectively. The income tax benefit for the three months ended March 28, 2014 included $14 million of net discrete tax benefits related to releases of tax reserves due to audit settlements. The income tax provision recorded for the nine months ended March 28, 2014 included $7 million of net discrete tax benefits for the reversal of a portion of the U.S. valuation allowance recorded in prior periods and a net decrease in tax reserves related to audit settlements offset by tax reserves on non-U.S. tax positions taken in prior fiscal years.

The Company’s income tax provision recorded for the three and nine months ended March 28, 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 28, 2014, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $45 million to $112 million primarily due to (i) reductions associated with changes in prior years’ positions of $55 million, (ii) reductions associated with the expiration of certain statutes of limitation of $3 million, and (iii) increases in current year unrecognized tax benefits of $13 million.

The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $112 million at March 28, 2014, subject to certain future valuation allowance reversals. During the 12 months beginning March 29, 2014, the Company expects that its unrecognized tax benefits could be reduced anywhere from zero to $55 million as a result of audit settlements and the expiration of certain statutes of limitation.

The Company’s U.S. income tax examination for fiscal years 2008, 2009 and 2010 is ongoing. The Company’s China subsidiaries are under examination by the Chinese tax administration for years 2007 through 2012.  These examinations may result in proposed adjustments to the income taxes as filed during these periods.  The Company believes that it has adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on the Company’s financial results. In this case, the Company would consider pursuing all possible remedies available, including appeals, judicial review and competent authority.

The Company is subject to tax in numerous jurisdictions around the world. Although no examinations are currently in progress other than those in China and in the United States, the Company believes it has provided adequately for all reasonable outcomes.

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

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date (in millions):

(Dollars in millions)	Amount
Cash and cash equivalents	$71
Accounts receivable	29
Marketable securities	27
Inventories	46
Other current and non-current assets	19
Property, plant and equipment	12
Intangible assets	45
Goodwill	13
Total assets	262
Accounts payable and accrued expenses	(73)
Current and non-current portion of long-term debt	(6)
Total liabilities	(79)
Noncontrolling interest	(72)
Total	$111

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

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 28, 2014, are as follows:

(Dollars in millions)	Amount
Balance at June 28, 2013	$476
Foreign currency translation effect	1
Balance at March 28, 2014	$477

The carrying value of other intangible assets subject to amortization as of March 28, 2014, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$138	$(137)	$1	3.3 years
Customer relationships	432	(172)	260	3.5 years
Trade name	15	(5)	10	3.3 years
In-process research and development (a)	44	(11)	33	1.2 years
Total amortizable other intangible assets	$629	$(325)	$304	3.3 years

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

For the three and nine months ended March 28, 2014, amortization expense of other intangible assets was $26 million and $103 million, respectively. For the three and nine months ended March 29, 2013, amortization expense of other intangible assets was $37 million and $110 million.

As of March 28, 2014, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2014	$26
2015	102
2016	79
2017	69
2018	28
Thereafter	—
$304

7.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gains (losses) on cash flow hedges was not material as of March 28, 2014 and June 28, 2013.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended March 28, 2014. As of March 28, 2014, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of March 28, 2014 and June 28, 2013:

	As of March 28, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	33	18
Chinese renminbi	—	—
	$33	$38

	As of June 28, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	—	—
Chinese renminbi	—	—
Czech koruna	—	—
	$—	$20

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of March 28, 2014, the notional investments underlying the TRS amounted to $88 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following table shows the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of March 28, 2014 and June 28, 2013:

As of March 28, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$—		$—

	As of June 28, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total derivatives		$—		$(1)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended March 28, 2014:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months Ended	For the Nine Months Ended	into Income (Effective Portion)	For the Three Months Ended	For the Nine Months Ended	Amount Excluded from Effectiveness Testing)	For the Three Months Ended	For the Nine Months Ended
Foreign currency forward exchange contracts	$1	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For the Three Months Ended	For the Nine Months Ended
Foreign currency forward exchange contracts	Other, net	$1	$(4)

(a)   The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationship and $0 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended March 28, 2014.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended March 29, 2013:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months Ended	For the Nine Months Ended	into Income (Effective Portion)	For the Three Months Ended	For the Nine Months Ended	Amount Excluded from Effectiveness Testing)	For the Three Months Ended	For the Nine Months Ended
Foreign currency forward exchange contracts	$—	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Income on Derivative	For the Three Months Ended	For the Nine Months Ended
Foreign currency forward exchange contracts	Other, net	$5	$10

(a)   The amount of gain or (loss) recognized in income represents $0 million related to the ineffective portion of the hedging relationship and $0 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended March 29, 2013, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of March 28, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$757	$—	$—	$757
Commercial paper	—	1,051	—	1,051
U.S. treasuries and agency bonds	—	—	—	—
Certificates of deposit	—	128	—	128
Corporate bonds	—	5	—	5
Other debt securities	—	—	—	—
Equity securities	—	—	—	—
Total cash equivalents and short-term investments	757	1,184	—	1,941
Restricted cash and investments:
Mutual Funds	—	—	—	—
Certificates of deposit	—	4	—	4
Auction rate securities	—	—	15	15
Derivative assets	—	—	—	—
Total assets	$757	$1,188	$15	$1,960
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total return swap	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$757	$1,137	$—	$1,894
Short-term investments	—	47	—	47
Restricted cash and investments	—	4	—	4
Other current assets	—	—	—	—
Other assets, net	—	—	15	15
Total assets	$757	$1,188	$15	$1,960
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 28, 2013:

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, certificates of deposit, international government securities, asset backed securities, mortgage backed securities and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of March 28, 2014, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company’s Level 3 assets consist of auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and have continued to fail through March 28, 2014. Since there is no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model is based on the income approach and reflects both observable and significant unobservable inputs.

The Company’s auction rate securities are measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3).  The fair value of the Company’s auction rate securities as of March 28, 2014 and June 28, 2013 totaled $15 million and $15 million, respectively.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at March 28, 2014 and June 28, 2013 totaled $46 million and $66 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

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

	March 28, 2014		June 28, 2013
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$334	$373	$335	$370
3.75% Senior Notes due November 2018	800	826	—	—
7.75% Senior Notes due December 2018	238	258	238	259
6.875% Senior Notes due May 2020	572	621	600	644
7.00% Senior Notes due November 2021	570	634	600	645
4.75% Senior Notes due June 2023	1,000	984	1,000	938
Other	—	—	4	4
	3,514	3,696	2,777	2,860
Less short-term borrowings and current portion of long-term debt	—	—	(3)	(3)
Long-term debt, less current portion	$3,514	$3,696	$2,774	$2,857

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 326,478,939 shares were outstanding as of March 28, 2014, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of March 28, 2014.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of March 28, 2014, $1.5 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended March 28, 2014:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended September 27, 2013	4	$182
Repurchased during the three months ended December 27, 2013	33	$1,520
Repurchased during the three months ended March 28, 2014	4	$184
Repurchased during the nine months ended March 28, 2014	41	$1,886

10.       Compensation

The Company recorded approximately $30 million and $87 million of stock-based compensation expense during the three and nine months ended March 28, 2014, respectively. The Company recorded approximately $20 million and $56 million of stock-based compensation during the three and nine months ended March 29, 2013, respectively.

11.       Guarantees

Indemnifications to Officers and Directors

On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”), then the parent company, entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with the officers and directors of Seagate-Cayman and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under Seagate-Cayman’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Cayman’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the “Company”) and Seagate-Cayman became a wholly-owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any applicable indemnification rights under the Company’s Articles of Association, applicable law or otherwise, on substantially similar terms as the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended March 28, 2014 and March 29, 2013 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Balance, beginning of period	$300	$330	$320	$363
Warranties issued	43	47	139	144
Repairs and replacements	(55)	(59)	(174)	(210)
Changes in liability for pre-existing warranties, including expirations	(2)	4	1	22
Warranty liability assumed from business acquisitions	—	—	—	3
Balance, end of period	$286	$322	$286	$322

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Numerator:
Net income attributable to Seagate Technology plc	$395	$416	$1,250	$1,490
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	327	358	340	374
Weighted-average effect of dilutive securities:
Employee equity award plans	11	11	11	12
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	338	369	351	386
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.21	$1.16	$3.68	$3.98
Diluted	$1.17	$1.13	$3.56	$3.86

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc. were immaterial for the three and nine months ended March 28, 2014 and March 29, 2013.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635, “Shaping Command Inputs to Minimize Unwanted Dynamics” (the “‘635 patent”) and U.S. Patent No. 5,638,267, “Method and Apparatus for Minimizing Unwanted Dynamics in a Physical System” (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement and willful and malicious misappropriation. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473, “System for Removing Selected Unwanted Frequencies in Accordance with Altered Settings in a User Interface of a Data Storage Device,” (the “‘473patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that

Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On March 12, 2014, the district court set a schedule for resolving the remaining issues relating to the ‘473 patent; a pre-trial conference is scheduled for September 10, 2014, and trial is scheduled to begin October 6, 2014. In view of the district court’s August 16, 2011 ruling and the Court of Appeals’ July 1, 2013 ruling and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate.  Mr. Shukh filed a notice of appeal on April 7, 2014. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same—On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. The target date for completion of the investigation is July 17, 2014. On March 21, 2014, the ALJ issued an Initial Determination in favor of Seagate and LSI based on findings that the patent claims at issue are invalid, and that Realtek failed to show the existence of an industry in the U.S. that exploits the patent. In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

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

14.       Subsequent Events

On March 31, 2014, the Company acquired all of the outstanding shares of Xyratex Ltd (“Xyratex”), a leading provider of data storage technology. The Company paid $13.25 per share or approximately $376 million in cash for the acquisition. The acquisition of Xyratex further strengthens the Company’s vertically integrated supply and manufacturing chain for disk drives and provides access to important capital requirements, as well as expands the Company’s storage solutions portfolio. Because the initial accounting for the acquisition was incomplete at the time this Form 10-Q was filed with the Securities and Exchange Commission, certain disclosures required by ASC Topic 805 — Business Combinations have not been made herein.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended March 28, 2014, December 27, 2013, and March 29, 2013, referred to herein as the “March 2014 quarter”, the “December 2013 quarter”, and the “March 2013 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2014, December 2013, and March 2013 quarters were all 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending June 27, 2014 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in “Item 1A.Risk Factors” of this Quarterly Report of Form 10-Q, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the March 2014 quarter. The March 2014 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the March 2014 quarter to the December 2013 quarter and the March 2013 quarter and the nine-month period ended March 28, 2014 to the nine-month period ended March 29, 2013.

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

We produce a broad range of electronic data storage products including HDDs, solid state hybrid drives ( “SSHD”) and solid state drives (“SSD”), which address enterprise applications, where our products are designed for enterprise servers, mainframes and workstations; client compute applications, where our products are designed primarily for desktop and notebook computers; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems and digital media systems. In addition to manufacturing and selling data storage products, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Overview of the March 2014 Quarter

During the March 2014 quarter, we shipped 55 million units totaling 51 exabytes, generating revenue of $3,406 million and gross margin of 28% of revenue. Our operating cash flow was $443 million.  We repurchased 3.5 million of our ordinary shares for approximately $184 million, paid dividends of $140 million, and paid $64 million for the early redemption and repurchase of debt.

On March 31, 2014, subsequent to the end of the March 2014 quarter, we acquired all of the outstanding shares of Xyratex Ltd. for approximately $376 million in cash.

Results of Operations

We list in the table below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Revenue	$3,406	$3,528	$3,526	$10,423	$10,927
Cost of revenue	2,447	2,541	2,578	7,502	7,926
Gross margin	959	987	948	2,921	3,001
Product development	297	312	294	903	839
Marketing and administrative	190	190	168	561	457
Amortization of intangibles	26	25	20	71	59
Restructuring and other, net	2	16	1	20	2
Income from operations	444	444	465	1,366	1,644
Other expense, net	(54)	(2)	(35)	(94)	(116)
Income before income taxes	390	442	430	1,272	1,528
(Benefit from) provision for income taxes	(5)	14	14	22	38
Net income	395	428	416	1,250	1,490
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	$395	$428	$416	$1,250	$1,490

	For the Three Months Ended			For the Nine Months Ended
	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Revenue	100%	100%	100%	100%	100%
Cost of revenue	72	72	73	72	73
Gross margin	28	28	27	28	27
Product development	9	9	8	9	8
Marketing and administrative	5	5	5	5	4
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	—	1	—	—	—
Income from operations	13	12	13	13	14
Other expense, net	(1)	—	—	(1)	(1)
Income before income taxes	12	12	13	12	13
(Benefit from) provision for income taxes	—	—	—	—	—
Net income	12	12	13	12	13
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Seagate Technology plc	12%	12%	13%	12%	13%

Revenue

The following table summarizes information regarding revenue, volume shipments, exabytes, average selling prices (“ASPs”) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages, exabytes and ASPs)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Net Revenue	$3,406	$3,528	$3,526	$10,423	$10,927
Unit Shipments:
Enterprise	8	8	7	24	20
Client Compute	36	36	37	108	117
Client Non-Compute	11	13	12	36	35
Total Units Shipped	55	57	56	168	172
ASPs (per unit)	$61	$62	$63	$61	$63
Exabytes Shipped	51	52	47	152	138
Revenues by Channel (%)
OEMs	66%	66%	67%	67%	66%
Distributors	20%	21%	20%	21%	22%
Retailers	14%	13%	13%	12%	12%
Revenues by Geography (%)
Americas	26%	27%	28%	28%	26%
EMEA	20%	20%	20%	19%	20%
Asia Pacific	54%	52%	52%	53%	54%

Revenue in the March 2014 quarter decreased by $122 million or 3% compared to the December 2013 quarter as a result of a 3% decrease in shipments and a $1 decrease in ASPs due to price erosion.

Revenue in the March 2014 quarter decreased by $120 million, or 3%, compared to the March 2013 quarter due to a 2% decrease in units shipped and a $2 decrease in ASPs due to price erosion, partially offset by a favorable product mix.

Revenue for the nine months ended March 2014 decreased by $504 million, or 5%, as compared to the nine months ended March 2013 primarily due to a 2% decrease in units shipped and price erosion partially offset by a favorable product mix.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. During the March 2014 quarter, sales programs were approximately 7.8% of gross revenue, which is within our historical range of 6%-10%. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.4% of quarterly gross revenue and were 0.4% of quarterly gross revenue in the March 2014 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Cost of revenue	$2,447	$2,541	$2,578	$7,502	$7,926
Gross margin	959	987	948	2,921	3,001
Gross margin percentage	28%	28%	27%	28%	27%

Gross margins as a percentage of revenue for the March 2014 quarter and the nine months ended March 2014 were relatively flat when compared to the December 2013 quarter, March 2013 quarter, and the nine months ended March 2013. These margins reflect a pricing environment where modest price erosion is offset by improved product mix and cost savings due to increases in operational efficiencies.

In the March 2014 quarter, total warranty cost was 1.2% of revenue and net of favorable changes in estimates of prior warranty accruals of approximately 0.1% of revenue.  Warranty cost related to new shipments was 1.3%, 1.4%, and 1.4% of revenue for the March 2014 quarter, December 2013 quarter and March 2013 quarter, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Product development	$297	$312	$294	$903	$839
Marketing and administrative	190	190	168	561	457
Amortization of intangibles	26	25	20	71	59
Restructuring and other, net	2	16	1	20	2
Operating expenses	$515	$543	$483	$1,555	$1,357

Product development expense.  Product development expense for the March 2014 quarter decreased by $15 million, or 5%, when compared to the December 2013 quarter. The decrease was primarily attributable to a decrease in spending associated with alternative storage technologies. Compared to the March 2013 quarter, product development expense increased by $3 million or 1%,  primarily due to increased investments in alternative storage technologies and headcount related expenses, partially offset by a decrease in performance based compensation expenses.

Product development expense for the nine months ended March 2014 increased by $64 million, or 8% as compared to the corresponding period in the prior year due to increased investments in storage technologies, including a $33 million increase in headcount related expenses.

Marketing and administrative expense. Marketing and administrative expense for the March 2014 quarter was flat compared to the December 2013 quarter as non-recurring costs incurred to acquire Xyratex of $15 million were offset by a reduction in marketing costs and a decrease in headcount related expenses. Compared to the March 2013 quarter, marketing and administrative expense increased by $22 million, or 13%, which included $15 million related to our costs to acquire Xyratex and $4 million increase in expenses related to the enhancement of our core business operations.

Marketing and administrative expense for the nine months ended March 2014  increased by $104 million, or 23% as compared to the corresponding period in the prior year which included a $24 million increase in headcount related expenses, $22 million increase in legal expenses due to the non-recurrence of legal cost reimbursements received in the December 2012 quarter,  $15 million increase in expenses related to the enhancement of core businesses, and $15 million related to our costs to acquire Xyratex.

Amortization of intangibles. Amortization of intangibles for the March 2014 quarter was flat compared to the December 2013 quarter. Compared to the March 2013 quarter, amortization of intangibles increased due to the commencement of the in-process research and development asset amortization in the December 2013 quarter.

Amortization of intangibles for the nine months ended March 2014 increased as compared to the corresponding period in the prior year due to the commencement of the in-process research and development asset amortization.

Restructuring and Other, net. Restructuring and other, net for the March 2014 quarter decreased compared to the December 2013 quarter due to a restructuring charge recorded during the December 2013 quarter associated with a reduction in the work force.  The reduction in force was also responsible for the increase in Restructuring and other, net for the nine months ended March 2014 compared to the nine months ended March 2013.

Other expense, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
Other expense, net	$(54)	$(2)	$(35)	$(94)	$(116)

Other expense, net increased by $52 million during the March 2014 quarter compared to the December 2013 quarter attributable to a loss of $7 million on the early redemption of our 7.0% Notes and 6.875% Notes, the non-recurrence of a gain of $32 million from the sale of one of our strategic investments in the December 2013 quarter and an $11 million decrease in foreign currency remeasurement related gains due to changes in foreign exchange rates. Other expense, net increased by $19 million or 54% compared to the March 2013 quarter as the March 2014 quarter included a $7 million losses associated with the redemption of outstanding debt, whereas the March 2013 quarter included other income of $38 million associated with insurance reimbursements and gains on the sale of certain strategic investments offset by $25 million in losses on the redemption of our outstanding debt.

Other expense, net for the nine months ended March 2014 decreased as compared to the corresponding period in the prior year, due to gains on foreign currency remeasurement of $25 million and a decrease in our interest expense of $18 million due to lower interest rates on our outstanding debt, partially offset by insurance proceeds of $20 million received in the March 2013 quarter related to the severe flooding in Thailand in October 2011.

Income taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	March 28, 2014	December 27, 2013	March 29, 2013	March 28, 2014	March 29, 2013
(Benefit from) provision for income taxes	$(5)	$14	$14	$22	$38

Our income tax benefit recorded for the March 2014 quarter included $14 million of net discrete tax benefits related to releases of tax reserves due to audit settlements. Our income tax provision recorded for the first nine months of fiscal year 2014 included $7 million of net discrete tax benefits related to the reversal of a portion of the U.S. valuation allowance recorded in prior periods and a net decrease in tax reserves related to audit settlements offset by tax reserves for non-U.S. tax positions taken in prior years.

Our income tax benefit for the March 2014 quarter and for the first nine months of fiscal year 2014  differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets.

During the nine months ended March 28, 2014, our unrecognized tax benefits excluding interest and penalties decreased by $45 million to $112 million primarily due to (i) reductions associated with changes in prior years’ positions of $55 million, (ii) reductions associated with the expiration of certain statutes of limitation of $3 million, and (iii) increases in current year unrecognized tax benefits of $13 million.

The unrecognized tax benefits that, if recognized, would impact our effective tax rate were $112 million at March 28, 2014, subject to certain future valuation allowance reversals. During the 12 months beginning March 29, 2014, we expect that our unrecognized tax benefits could be reduced anywhere from zero to $55 million as a result of audit settlements and the expiration of certain statutes of limitation.

Our U.S. income tax examination for fiscal years 2008, 2009 and 2010 are ongoing. Our China subsidiaries are under examination by the Chinese tax administration for years 2007 through 2012.  These examinations may result in proposed adjustments to our income taxes as filed during these periods.  We believe that we have adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on our financial results. In this case, we would consider pursuing all possible remedies available to us, including appeals, judicial review and competent authority.

We are subject to tax in numerous jurisdictions around the world. Although no examinations are currently in progress other than those in China and in the United States, we believe we have provided adequately for all reasonable outcomes.

Our income tax provision recorded for the March 2013 quarter included approximately $4 million of net discrete charges primarily from the release of tax reserves associated with the expiration of certain statutes of limitation.  Our income tax provision recorded for the nine months of fiscal year 2013 included approximately $5 million of net discrete tax charges primarily associated with the reversal of prior period tax benefits and income tax reserves for non-U.S. income tax positions taken in prior fiscal years offset by the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision for the March 2013 quarter and for the nine months of fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie did not have a material impact on our effective tax rate in fiscal year 2013.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of March 28, 2014.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	March 28, 2014	June 28, 2013	Change
Cash and cash equivalents	$2,259	$1,708	$551
Short-term investments	47	480	(433)
Restricted cash and investments	4	101	(97)
Total	$2,310	$2,289	$21

Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 28, 2013 as a result of net cash provided by operating activities and the proceeds from the issuance of $800 million of our 3.75% Senior Notes due 2018, substantially offset by the repurchase of our ordinary shares, capital expenditures, and dividends paid to our shareholders.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended March 28, 2014 of $1,981 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•                  a decrease of $104 million from Restricted cash and investments primarily as the restricted cash and investments held by a rabbi trust were replaced with a standby letter of credit.

•                  a decrease of $204 million in Vendor non-trade receivables primarily related to a change in the contractual relationship with some of our contract manufacturers.

•                  a decrease of $274 million in Accounts payable due to a decrease in volumes and a reduction in direct materials purchased.

•                  a decrease of $123 million in Accrued employee compensation mostly due to payouts of variable compensation balances in the March 2014 quarter and decreases in variable compensation accrual rates.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended March 28, 2014 of $52 million includes $463 million of proceeds from sales of short-term investments substantially offset by $428 million for payments for acquired property, equipment and leasehold improvements.

Cash Used in Financing Activities

Net cash used in financing activities of $1,483 million for the nine months ended March 28, 2014 was primarily attributable to approximately $1,886 million paid to repurchase 41 million of our ordinary shares and dividend payments of $417 million partially offset by $791 million received from the issuance of our 3.75% Senior Notes.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of March 28, 2014, consisted of: (1) approximately $2.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million senior revolving credit facility.

As of March 28, 2014, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of March 28, 2014, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For fiscal year 2014, we expect capital expenditures to be below the low end of our long-term targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On April 22, 2014, our Board of Directors (the “Board”) approved a cash dividend of $0.43 per share, payable on May 28, 2014 to shareholders of record as of the close of business on May14, 2014. The payment of any future quarterly dividends will be at the discretion of the Board and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Board.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases.  As of March 28, 2014, $1.5 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On March 31, 2014, the Company acquired all of the outstanding shares of Xyratex Ltd (“Xyratex”), a leading provider of data storage technology.  The Company paid $13.25 per share or approximately $376 million in cash for the acquisition.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At March 28, 2014, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of March 28, 2014.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 28, 2014.

Fiscal Years Ended

(Dollars in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at March 28, 2014
Assets
Cash equivalents:
Fixed rate	$1,894	$—	$—	$—	$—	$—	$1,894	$1,894
Average interest rate	0.07%						0.07%
Short-term investments:
Fixed rate	$28	$19	$—	$—	$—	$—	$47	47
Average interest rate	1.83%	0.19%	—%	—%	—%	—%	1.17%
Long-term investments:
Variable rate	$—	$—	$—	$—	$—	$17	$17	15
Average interest rate						1.96%	1.96%
Total fixed income	$1,922	$19	$—	$—	$—	$17	$1,958	$1,956
Average interest rate	0.10%	0.19%	—%	—%	—%	1.96%	0.12%
Debt
Fixed rate	$—	$—	$—	334	$—	3,180	$3,514	$3,696
Average interest rate	—%	—%	—%	6.8%	—%	5.51%	5.63%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended March 28, 2014.

The table below provides information as of March 28, 2014 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai baht	$20	32.74	$—
Singapore dollar	51	1.25	—
Total	$71		$—

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

Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of March 28, 2014, we did not have a material credit exposure related to our foreign currency forward exchange contracts in a gain position. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”) and on certain strategic investments in equities of publicly traded companies. In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees.

As of March 28, 2014, we continued to hold auction rate securities with a par value of approximately $17 million, all of which are collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in the March 2008 quarter, these securities have continuously failed to settle at auction. As of March 28, 2014, the estimated fair value of these auction rate securities was $15 million. We believe that the impairments totaling approximately $2 million are temporary as we do not intend to sell these securities and have concluded it is not more likely than not that we will be required to sell the securities before the recovery of the amortized cost basis. As such, the impairment was recorded in Other comprehensive loss and these securities were classified as long-term investments.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2014.  During the quarter ended March 28, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.                                       RISK FACTORS

Risks Related to our Business

Changes in the macroeconomic environment have negatively impacted, and may continue to, negatively impact our results of operations.

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

Our industries are highly competitive and our failure to anticipate and respond to technological and market developments could harm our ability to compete.

We operate in markets that are highly competitive and subject to rapid change and that are significantly affected by new product introductions, substantial price erosion and lower prices as part of a strategy to gain or retain market share and customers. Should these practices continue, we may need to continually reduce our prices for existing products to retain our market share, which could adversely affect our results of operations.

Our ability to offset the effect of price erosion through new product introductions at higher average prices is diminished to the extent competitors introduce products into particular markets ahead of our similar, competing products. Our ability to offset the effect of price erosion is also diminished during times when supply exceeds demand for a particular product.

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

Our principal sources of competition include:

•                  disk drive manufacturers, such as Western Digital Corporation and Toshiba;

•                  companies providing storage subsystems and components to OEMs;

•                  electronic manufacturing services (“EMS”) companies acquiring the necessary skills and intellectual property to enter the enterprise data storage marketplace;

•                  other high performance computing (“HPC”) data storage providers;

•                  collaborations between in-house development teams of existing and potential customers and a combination of EMS, contract electronic manufacturing (“CEM”) or emerging technology companies.

We also experience competition from other companies that produce alternative storage technologies like flash memory, where increasing capacity, decreasing cost, energy efficiency and improvements in performance ruggedness have resulted in competition with our lower capacity, smaller form factor disk drives. While this competition has traditionally been in the markets for handheld consumer electronics applications, these competitors have announced solid state drives (SSDs) for tablet, notebook and enterprise compute applications. Certain customers for both notebook and enterprise compute applications are adopting SSDs as alternatives to hard drives in certain applications. Further adoption of these alternative storage technologies may impact the competitiveness of our product portfolio and reduce our market share and adversely affect our results of operation.

The markets for our data storage system products are also characterized by technological change driven in part by the adoption of new industry standards. These standards provide mechanisms to ensure technology component interoperability can occur and may reduce our capability for differentiation or innovation and our affected products would revert to commodity status. This could lower the barriers to entry to our market away from our specialist research and development skills and enable entry for the general-purpose design skills found in some large EMS and CEM companies. Commodity markets are driven by extremely low margins and very aggressive competitive pricing. If our market becomes more commoditized and we fail to deliver innovative value-added alternatives to our customers, we will have difficulty competing against the larger EMS and CEM companies. If we are unable to compete successfully against our current and future competitors, we could experience profit margin reductions or loss of market share, which could significantly harm our financial condition.

Our quarterly results of operations fluctuate, sometimes significantly, from period to period, and may cause our share price to decline.

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

•                  application of new or revised industry standards;

•                  disruptions in our supply chain;

•                  increased costs or adverse changes in availability of supplies of raw materials or components;

•                  the impact of corporate restructuring activities that we have and may continue to engage in;

•                  changes in the demand for the computer systems and data storage products that contain our products due to seasonality, economic conditions and other factors;

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

•                  any impairments in goodwill or other long-lived assets;

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

Our industry operates primarily on quarterly purchasing cycles, with much of the order flow in any given quarter typically coming at the end of that quarter. Our manufacturing process requires us to make significant product-specific investments in inventory in each quarter for that quarter’s production. Since we typically receive the bulk of our orders late in a quarter after we have made our investments, there is a risk that our orders will not be sufficient to allow us to recapture the costs of our investment before the products resulting from that investment have become obsolete. We cannot assure you that we will be able to accurately predict demand in the future.

Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our major customers. Our customers’ estimated requirements are not always accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. In addition, we derive a portion of our revenues in each quarter from a number of relatively large orders. If one or more of our major customers decide to defer a purchase order or delays product acceptance in any given quarter, this is likely to result in reduced total revenues for that quarter.

The difficulty in forecasting demand also increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, adversely affecting our ability to meet customer requirements and our market share. Additionally, the risk of inventory write-offs could increase if we were to continue to hold higher inventory levels. We cannot be certain that we will be able to recover the costs associated with increased inventory.

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

•                  manufacturing delays or interruptions, particularly at our manufacturing facilities in China, Malaysia, Northern Ireland, Singapore, Thailand, the United Kingdom, or the United States;

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

In addition, the demand for client non-compute products can be even more volatile and unpredictable than the demand for client compute products. In some cases, our products manufactured for client non-compute applications are uniquely configured for a single customer’s application, which creates a risk of unwanted and unsellable inventory if the anticipated volumes are not realized. This potential for unpredictable volatility is increased by the possibility of competing alternative storage technologies like flash memory meeting the customers’ cost and capacity metrics, resulting in a rapid shift in demand from our products and disk drive technology, generally, to alternative storage technologies. Unpredictable fluctuations in demand for our products or rapid shifts in demand from our products to alternative storage technologies in new client non-compute applications could materially adversely impact our future results of operations.

Market acceptance of new product introductions cannot be accurately predicted, and our results of operations will suffer if there is less demand for our new products than is anticipated.

The markets for our products are characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles and changes in customer demand. The success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, we cannot accurately determine the ultimate effect that our new products will have on our results of operations.

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

In addition, the success of our new product introductions is dependent upon our ability to qualify as a primary source of supply with our OEM customers. In order for our products to be considered by our customers for qualification, we must be among the leaders in time-to-market with those new products. Once a product is accepted, any failure or delay in the qualification process or a requirement that we requalify can result in our losing sales to that customer until new products are introduced. The limited number of high-volume OEMs magnifies the effect of missing a product qualification opportunity. These risks are further magnified because we expect competitive pressures to result in declining sales, eroding prices, and declining gross margins on our current generation products. If the delivery of our products is delayed, our OEM customers may use our competitors’ products to meet their production requirements. We cannot assure that we will be among the leaders in time-to-market with new products or that we will be able to successfully qualify new products with our customers in the future.

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

If we experience shortages or delays in the receipt of, or cost increases in, critical components, equipment or raw materials necessary to manufacture our products, we may suffer lower operating margins, production delays and other material adverse effects.

The cost, quality and supply of components, subassemblies, certain equipment and raw materials used to manufacture our products and key components like recording media and heads are critical to our success. The equipment we use to manufacture our products and components is frequently custom made and comes from a few suppliers and the lead times required to obtain manufacturing equipment can be significant. Particularly important for our products include read/write heads, aluminum or glass substrates for recording media, ASICs, spindle motors, printed circuit boards, and suspension assemblies.

We rely on sole suppliers or a limited number of suppliers for some of these components that we do not manufacture, including aluminum and glass substrates, read/write heads, ASICs, spindle motors, printed circuit boards, and suspension assemblies. Many of such component suppliers are geographically concentrated, in particular, in Thailand, which makes our supply chain more vulnerable to regional disruptions such as the severe flooding in Thailand in October 2011, which had a material impact on the production and availability of many components. If our vendors for these components are unable to meet our cost, quality, and supply requirements, we could experience a shortage in supply or an increase in production costs, which would adversely affect our results of operations.

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

Consolidation among component manufacturers has resulted and may continue to result in some component manufacturers exiting the industry or not making sufficient investments in research to develop new components.

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

We often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. Our options in supplier selection in these cases are limited and the supplier based technology may consequently be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In such cases any technical issues in the supplier’s technology may cause us to delay shipments of our new technology deployments and therefore harm our financial position.

Changes in demand for computer systems and storage subsystems may in the future cause a decline in demand for our products.

Our products are components in computers, data storage systems, and consumer electronics devices. The demand for these products has been volatile. Unexpected slowdowns in demand for computer systems, storage subsystems or consumer electronics devices generally cause sharp declines in demand for our products. Declines in consumer spending could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

Causes of declines in demand for our products in the past have included weakness in macroeconomic environments, announcements or introductions of major new operating systems or semiconductor improvements or changes in consumer preferences, such as the shift to mobile devices. We believe these announcements and introductions have from time to time caused consumers to defer their purchases and made inventory obsolete. Whenever an oversupply of our products causes participants in our industry to have higher than anticipated inventory levels, we experience even more intense price competition from other manufacturers than usual.

We are dependent on sales to distributors and retailers, which may increase price erosion and the volatility of our sales.

A substantial portion of our sales has been to distributors of disk drive products. Certain of our distributors may also market other products that compete with our products. Product qualification programs in this distribution channel are limited, which increases the number of competing products that are available to satisfy demand, particularly in times of lengthening product cycles. As a result, purchasing decisions in this channel are based largely on price, terms and product availability. Sales volumes through this channel are also less predictable and subject to greater volatility than sales to our OEM customers. In addition, deterioration in business and economic conditions could exacerbate price erosion and volatility as distributors lower prices to compensate for lower demand and higher inventory levels. Our distributors’ ability to access credit for purposes of funding their operations may also affect purchases of our products by these customers.

If distributors reduce their purchases of our products or prices decline significantly in the distribution channel or if distributors experience financial difficulties or terminate their relationships with us, our revenues and results of operations would be adversely affected.

We believe that industry demand for storage products in the long-term is increasing due to the proliferation of media-rich digital content in consumer applications and is fueling increased consumer demand for storage. This has led to the expansion of our branded solutions such as external storage products to provide additional storage capacity and to secure data in case of disaster or system failure, or to provide independent storage solutions for multiple users in home or small business environments. Consumer spending on retail sales of our branded solutions has deteriorated in some markets and may continue to do so if poor global economic conditions continue and higher levels of unemployment persist. This could have a material adverse effect on demand for our products and services and on our financial condition and results of operations.

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

We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers.

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

We have a long and unpredictable sales cycle for enterprise data storage solutions.

Our enterprise data storage solutions are technically complex and we typically supply them in high quantities to a small number of customers. Many of our products are also tailored to meet the specific requirements of individual customers, and are often integrated by our customers into the systems and products that they sell. Factors that affect the length of our sales cycle include:

•                  the time required for testing and evaluating our products before they are deployed;

•                  the size of the deployment; and

•                  the degree of system configuration necessary to deploy our products.

As a result, our sales cycle for enterprise data storage solutions is often in excess of one year, and the length of our sales cycle is frequently unpredictable. In addition, the emerging and evolving nature of the market for the products that we sell may lead prospective customers to postpone their purchasing decisions. We invest resources and incur costs during this cycle that may not be recovered if we do not successfully conclude sales. These factors lead to difficulty in matching revenues with expenses, and to increased expenditures which together may adversely impact our results of operations.

If we do not control our operating expenses, we will not be able to compete effectively in our industry.

We continually seek to make our cost structure and business processes more efficient. We are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging our global capabilities, as well as external talent and skills, worldwide. Our strategy involves, to a substantial degree, increasing revenue and product volume while at the same time controlling operating expenses. If we do not control our operating expenses, our ability to compete in the marketplace may be impaired. In the past, activities to reduce operating costs have included closures and transfers of facilities, significant personnel reductions and efforts to increase automation. The reduction of personnel and closure of facilities may adversely affect our ability to manufacture our products in required volumes to meet customer demand and may result in other disruptions that affect our products and customer service. Our efforts to make our operations more efficient may result in restructuring and other charges.

Increases in the areal density of disk drives may outpace customers’ demand for storage capacity.

The rate of increase in areal density, or storage capacity per square inch on a disk, may be greater than the increase in our customers’ demand for aggregate storage capacity, particularly in certain market applications like client compute. As a result, our customers’ storage capacity needs may be satisfied with lower priced, low capacity disk drives. These factors could decrease our sales, especially when combined with continued price erosion, which could adversely affect our results of operations.

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

Due to the complexity of our products, some defects may only become detectable after deployment.

Our products are highly complex and are designed to operate in and form part of larger complex networks and storage systems. Defects in our products, or in the networks and systems of which they form a part, directly or indirectly, have resulted in and may in the future result in:

•                  increased costs and product delays until complex solution level interoperability issues are resolved;

•                  costs associated with the remediation of any problems attributable to our products;

•                  loss of or delays in revenues;

•                  loss of customers;

•                  failure to achieve market acceptance and loss of market share;

•                  increased service and warranty costs; and

•                  increased insurance costs.

Defects in our products could also result in legal actions by our customers for property damage, injury or death. Product liability claims could exceed the level of insurance coverage that we have obtained to cover defects in our products. Any significant uninsured claims could significantly harm our financial condition.

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

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. In addition if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Our failure to pay quarterly dividends to our shareholders could cause the market price of our ordinary shares to decline significantly.

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

If revenues fall or customer demand decreases significantly, we may not meet all of our purchase commitments to certain suppliers.

From time to time, we enter into long-term, non-cancelable purchase commitments or make large up-front investments with certain suppliers in order to secure certain components or technologies for the production of our products or to supplement our internal manufacturing capacity for certain components. If our actual revenues in the future are lower than our projections or if customer demand decreases significantly below our projections, we may not meet all of our purchase commitments with these suppliers. As a result, it is possible that our revenues will not be sufficient to recoup our up-front investments, in which case we will have to shift output from our internal manufacturing facilities to these suppliers or make penalty-type payments under these contracts.

We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, or successfully acquire and integrate companies that provide complementary products or technologies.

Our growth strategy involves pursuing strategic alliances with, making acquisitions of, forming joint ventures with or making investments in other companies that are complementary to our business. There is substantial competition for attractive strategic alliance, acquisition, joint venture and investment candidates. Accordingly, we may not be able to identify suitable strategic alliances, acquisition, joint venture, or investment candidates. Even if we can identify them, we cannot assure you that we will be able to partner with, acquire or invest in suitable candidates, or integrate acquired technologies or operations successfully into our existing technologies and operations. Moreover, our ability to finance potential strategic alliances, acquisitions, joint ventures or investments will be limited by our high degree of leverage, the covenants contained in the instruments that govern our outstanding indebtedness, and any agreements governing any other debt we may incur.

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

We may not be successful in our efforts to grow our cloud systems and solutions business.

We have made and are continuing to make investments to expand and develop our cloud systems and solutions business, including our recent acquisition of Xyratex Ltd (“Xyratex”), a data storage technology company. Our cloud systems and solutions business is subject to the following risks:

•                  the cloud systems and solutions market may develop more slowly than we expect;

•                  we may not be able to offering compelling solutions to enterprises and consumers;

•                  our cloud systems and solutions business generally has a long and unpredictable sales cycle, and growth in this business is likely to depend on relatively large customer orders, which may increase the variability of our results of operations and the difficulty of matching revenues with expenses.

Our results of operations and share price may be adversely affected if we are not successful in our efforts to grow our cloud computing business as anticipated. In addition, our growth in this sector may bring us into closer competition with some of our customers or potential customers, which may decrease their willingness to do business with us.

We are at times subject to intellectual property legal proceedings and claims which could cause us to incur significant additional costs or prevent us from selling our products, and which could adversely affect our results of operations and financial condition.

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

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See Note 13, Legal, Environmental and Other Contingencies to the financial statements contained in this report.

We may be unable to protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations.

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

Furthermore, we have significant operations and sales in foreign countries where intellectual property laws and enforcement policies are often less developed, less stringent or more difficult to enforce than in the United States.

We are heavily dependent on our proprietary technology and our competitors may gain access to this technology.

We depend heavily on our proprietary technology and rely on a combination of patent, copyright and trade secret laws to protect our intellectual property and expertise. We also attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers and employees and through other security measures. Despite these efforts, we cannot give assurances that others will not gain access to our trade secrets or that we can fully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain countries in which we operate. Nor can we guarantee that our competitors will not independently develop comparable technologies. We cannot rely on our patents to provide us with any significant competitive advantage. Failure to protect our proprietary rights could significantly harm our financial condition.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third-parties.

Our operations are dependent upon our ability to protect our computer equipment and the electronic data stored in our databases from damage by, among other things, earthquake, fire, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, employee misconduct, physical or electronic break-ins, cyber-attacks, or similar events or disruptions. We manage and store various proprietary information and sensitive or confidential data relating to our operations. In addition, our outsourcing services and cloud computing businesses routinely process, store, and transmit large amounts of data for our customers and vendors, including sensitive and personally identifiable information. As our operations become more automated and increasingly interdependent, our exposure to the risks posed by these types of events will increase. We have been, and will likely continue to be, subject to computer viruses or other malicious codes, cyber-attacks, or other computer-related attempts to breach the information technology systems we use for these purposes. We may also be subject to information technology system failures and network disruptions due to these factors. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third-parties, could expose us, our vendors and customers, or other third-parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

We are subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of user data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers or employees of a data security breach. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. These laws, protocols and standards continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with applicable federal, state or international privacy-related or data protection laws we may be subject to proceedings by governmental entities and incur penalties or significant legal liability.

Our international operations subject us to risks related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, seasonality, limitations imposed by a variety of legal and regulatory regimes, potential adverse tax consequences, increased costs, our customers’ credit and access to capital, health-related risks, and access to personnel.

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

•                  Fluctuations in Currency Exchange Rates.  Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asia and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. From time to time, fluctuations in foreign exchange rates have negatively affected our operations and profitability and there can be no assurance that these fluctuations will not adversely affect our operations and profitability in the future. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts. However, these contracts may not cover our full exposure and subject us to certain counterparty credit risks. See “Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk” of this report for additional information about our foreign currency exchange risk.

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

•                  Legal and Regulatory Limitations.  Our international operations are affected by limitations on imports, tariffs, duties, currency exchange control regulations, price controls, export control laws, including the trade and economic sanctions administered by the Office of Foreign Assets Control, and other restraints on trade. In addition, the governments of many countries, including China, Malaysia, Northern Ireland, Singapore and Thailand, in which we have significant operating assets, have exercised and continue to exercise significant influence over many aspects of their domestic economies and international trade. Although we have implemented policies and procedures designed to ensure compliance, there can be no assurance that our employees, contractors, or agents will not violate these or other applicable laws and regulations to which we may be subject. Violations of these laws and regulations could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal proceedings and regulatory or other actions that could materially adversely affect our results of operations.

•                  Potential Adverse Tax Consequences.  Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

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

•                  Access to Personnel. There is substantial competition for qualified and capable personnel in certain jurisdictions in which we operate, including China, which may make it difficult for us to recruit and retain qualified employees in sufficient numbers. Increased difficulty in recruiting or retaining sufficient and adequate personnel in our international operations may lead to increased manufacturing and employment compensation costs, which could adversely affect our results of operations.

Our international operations subject us to risks related to economic conditions, political unrest and terrorism.

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

The loss of key executive officers and employees could negatively impact our business prospects.

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

Significant fluctuations in the market price of our ordinary shares could result in securities class action claims against us.

Significant price and value fluctuations have occurred with respect to the publicly traded securities of technology companies. The price of our ordinary shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Deterioration in global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

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

While as of the date of this filing, we are not aware of any other material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

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

In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country, the first such report being due on June 2, 2014. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers’ demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the client compute and client non-compute market applications of our disk drive business, this seasonality is partially attributable to the historical trend in our results derived from our customers’ increased sales of desktop computers, notebook computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the client non-compute market, as well as macroeconomic conditions.

The price of our ordinary shares may be volatile and could decline significantly.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended March 28, 2014:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2013 through January 31, 2014	2.3	$53.26	2.3	$1,576
February 1, 2014 through February 28, 2014	1.2	51.55	1.2	1,517
March 1, 2014 through March 28, 2014	—	—	—	1,517
Total	3.5	$52.70	3.5	$1,517

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 30, 2014	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2014	BY:	/s/ PATRICK J. O’MALLEY
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

10.1

Voting Agreement dated December 21, 2013 by and between Seagate Technology International and Baker Street Capital L.P. with respect to the voting of equity interests in Xyratex Ltd. was filed as Exhibit 99.1 to the current report on Form 8-K filed by the Company on December 23, 2013 and is incorporated herein by reference.

10.2	Offer letter for Jamie Lerner dated February 6, 2014 was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 24, 2014, and is incorporated herein by reference

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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