Form 10-K
period 2014-06-27
Seagate Technology plc
filed 2014-08-08
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 27, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $18.3 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of July 25, 2014 was 326,812,299.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual General Meeting of Shareholders, to be held on October 22, 2014, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended June 27, 2014.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements and assumptions included in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 3, 2015 and beyond contained in "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements identify prospective information and include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to us as of the date of this report and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by such statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to;

  •
  the uncertainty in global economic conditions as consumers and businesses may defer purchases in response to tighter credit and financial news;

  •
  the impact of the variable demand and adverse pricing environment for disk drives, particularly in view of current business and economic conditions;

  •
  dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly new disk drive products with lower cost structures;

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

PART I

ITEM 1.    BUSINESS

        We are a leading provider of electronic data storage solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD") and solid state drives ("SSD").

        Our products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems and digital media systems.

        We continue to make strategic investments in order to expand our storage solutions, enter new market adjacencies, and expand our technical expertise. As a result of recent acquisitions, our product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing ("HPC") data storage solutions. Our storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Our modular subsystem architecture allows us to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

        In addition to our data storage products and subsystems, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Industry Overview

  Electronic Data Storage Industry

        The electronic data storage industry is comprised of companies that manufacture components or subcomponents designed for electronic data storage devices and companies that provide storage solutions, software and services for enterprise cloud, big data and computing platforms.

  Markets

        The principal markets served by the electronic data storage industry are:

        Enterprise Storage.    We define enterprise storage as those solutions which are designed for mission critical and nearline applications.

        Mission critical applications are defined as those that are vital to the operation of large-scale enterprise work loads, requiring high performance and high reliability storage solutions. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises utilizing dedicated storage area networks in an effort to reduce network complexity and increase energy savings. We believe that this will continue to drive demand for more energy efficient, smaller form factor solutions. These solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as those which require high capacity and energy efficient storage solutions. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive demand for solutions designed with these attributes. With the increased requirements for storage driven by the creation and consumption of media-rich digital content, we expect the increased petabyte demand will require further build-out of datacenters by cloud service providers and other enterprises which utilize high capacity nearline devices.

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

        Client Non-Compute.    We define client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage and network-attached storage ("NAS"). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs and surveillance systems that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR disk drive capacities. Client non-compute applications also include devices designed to display digital media in the home theater. We believe the proliferation and personal creation of media-rich digital content will continue to create increasing consumer demand for higher capacity storage solutions.

        Participants in the electronic data storage industry include:

        Major subcomponent manufacturers.    Companies that manufacture components or subcomponents used in electronic data storage devices or solutions include companies that supply spindle motors, heads and media, application specific integrated circuits ("ASICs") and glass substrates.

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

  Demand for Electronic Data Storage

        The continued advancement of cloud, mobile and open source computing are driving the growth of digital content. Factors contributing to this growth are the increased:

  •
  creation and sharing of all types of media-rich digital content, such as high-resolution photos, high definition video and movies, and music by consumers and large amounts of electronic data by enterprises;

  •
  aggregation and distribution of digital content through services and other offerings such as Amazon, Facebook, GoPro, Instagram, iTunes, LinkedIn, Netflix, Pandora and YouTube;

  •
  consumption of digital content through smart phones, tablets, DVRs, and gaming consoles; and

  •
  protection of digital content through storage on backup devices and externally provided storage services.

        As a result of these factors, the nature and amount of content being created requires increasingly higher capacity storage in order to store, manage, distribute, utilize and backup such content. This in turn has resulted in the rapid growth in demand for electronic data storage solutions which we believe will continue to grow in developed countries as well as in emerging economies.

        The amounts of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving Internet of Things. In addition, the economics of storage infrastructure is also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage power. Accordingly, we expect these trends will continue to create significant demand for electronic data storage solutions.

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

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives due to the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media-rich digital content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

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

        The industry's ability to manufacture and ship drives had substantially recovered as of the end of fiscal year 2012. In fiscal years 2013 and 2014, we believe the HDD industry's capacity to manufacture HDDs exceeded demand. However, following the impact of the flooding in Thailand and further industry consolidation in fiscal year 2012, the HDD industry has maintained improved pricing discipline resulting in benign price erosion in fiscal years 2013 and 2014.

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

Products

        We offer a broad range of storage solutions, for the enterprise, datacenter, client compute and client non-compute applications. We offer more than one product within each product category and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features like full disk encryption and instant encryption key replacement through our Instant Erase technology, and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. We list our main current product offerings below.

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

        Enterprise Capacity HDD Family.    Our Enterprise Capacity disk drives ship in a 2.5-inch and 3.5-inch form factor and in storage capacities of up to 6TB that clock in at 7,200 RPM speeds. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency and integrated security, SATA and SAS interfaces.

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

        Seagate 1200 SSD.    Available in capacities up to 800GB, the 1200 SSD features 12GB per second SAS, and delivers the speed and consistency needed for demanding enterprise storage and server applications.

  Client Compute

        Laptop and Mobile HDDs and SSHDs.    Our family of laptop drives ship in a variety of form factors (5mm to 9.5mm drive height), capacities (250GB to 2TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops to tablets, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

        Spinpoint SATA Mobile Family.    Our Spinpoint M8 2.5-inch 5,400 RPM mobile computing disk drives come in storage capacities of up to 2TB and are marketed and sold under the Samsung Spinpoint brand name.

        Desktop HDD and SSHDs.    Our 3.5-inch family of desktop drives ship in both traditional HDD and SSHD configurations and offer up to 4TB of capacity. Desktop drives are designed for applications such as personal computers, workstations and personal external storage devices.

  Client Non-Compute

        Video 3.5 and Video 2.5 HDDs.    We sell our 3.5-inch and 2.5-inch Video HDDs for use in video applications like DVR's and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

        SV35 and Surveillance HDDs.    Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple HD streams and capacities up to 4TB.

        NAS HDDs.    Our NAS drives are built to support the performance and reliability demanded by NAS systems, and include NASWorks™ with custom-built error recovery controls, power settings, and vibration tolerance.

        We ship external backup storage solutions under our Backup Plus and Expansion product lines, as well as under the Samsung and LaCie brand names. These product lines utilize our 3.5-inch and 2.5-inch disk drives, which are available in capacities up to 5TB and 2TB, respectively. In addition, we ship the Wireless Plus wireless drive for use with secondary mobile devices utilizing 2.5-inch 500GB, 1TB and 2TB drives as well as Samsung Wireless utilizing a 2.5-inch 1.5TB drive. We also ship network attached storage (NAS) solutions under our Central, NAS, NAS Pro and Rackmount NAS product lines. These product lines utilize our 3.5-inch disk drives; our Central products are available in capacities up to 4TB, and our NAS products are available in capacities up to 40TB.

Customers

        We sell our products to major OEMs, distributors and retailers.

        The following table summarizes our revenue by channel and by geography:

	Fiscal Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenues by Channel (%)
OEM	68%	68%	72%
Distributors	20%	21%	21%
Retail	12%	11%	7%
Revenues by Geography (%)(1)
Americas	27%	27%	26%
EMEA	19%	19%	19%
Asia Pacific	54%	54%	55%

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

        In fiscal years 2014, 2013 and 2012, Dell Inc. accounted for approximately 13%, 13% and 15% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 13%, 10% and 14% of consolidated revenue, respectively. See "Item 1A. Risk Factors-Risks Related to Our Business-We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers."

Competition

        We compete primarily with manufacturers of hard drives used in the enterprise, client compute and client non-compute applications, but have in the past few years also competed with manufacturers of solid-state drives. The markets that we compete in are intensely competitive. Disk drive manufacturers not only compete for a limited number of major disk drive customers but also compete with other companies in the electronic data storage industry that provide alternative storage solutions, such as flash memory and SSDs. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, time-to-market and time-to-volume leadership, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership, and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to each of these factors in the markets that we currently address.

        Principal Disk Drive Competitors.    Following further industry consolidation during fiscal year 2012, three disk drive companies remain:

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

  •
  industry supply exceeding demand.

        In fiscal years 2013 and 2014, we believe the HDD industry's capacity to manufacture HDDs exceeded demand. However, following industry consolidation during fiscal year 2012, the HDD industry has maintained improved pricing discipline resulting in benign price erosion in fiscal years 2013 and 2014.

        Disk drive manufacturers typically attempt to offset price erosion with an improved mix of disk drive products characterized by higher capacity, better performance and additional feature sets and/or product cost reductions.

        Product Life Cycles and Changing Technology.    Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally those disk drive manufacturers that are able to introduce new products first benefit from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields become of increasing competitive importance.

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media, market-specific product technology and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2014, 2013 and 2012, we had product development expenses of approximately $1,226 million, $1,133 million and $1,006 million, respectively, which represented 9%, 8% and 7% of our consolidated revenue, respectively.

Patents and Licenses

        As of June 27, 2014, we had 4,962 U.S. patents and 1,204 patents issued in various foreign jurisdictions as well as 1,236 U.S. and 1,112 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

        We have patent licenses with a number of companies. Additionally, as part of our normal intellectual property practices, we may be engaged in negotiations with other major electronic data storage companies and component manufacturers with respect to patent licenses.

        The electronic data storage industry is characterized by significant litigation relating to patent and other intellectual property rights. Because of rapid technological development in the electronic data storage industry, some of our products have been, and in the future could be, alleged to infringe existing patents of third parties. From time to time, we receive claims that our products infringe patents of third parties. Although we have been able to resolve some of those claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on us, other claims have resulted in adverse decisions or settlements. In addition, other claims are pending, which if resolved unfavorably to us could have a material adverse effect on our business and results of operations. For more information on these claims, see "Item 8. Financial Statements and Supplementary Data-Note 14. Legal, Environmental and Other Contingencies." The costs of engaging in intellectual property litigation in the past have been, and in the future may be, substantial, irrespective of the merits of the claim or the outcome.

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

        While our ultimate costs in connection with these sites is difficult to predict with complete accuracy, based on current estimates of cleanup costs and our expected allocation of these costs, we do not expect costs in connection with these sites to be material.

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

Employees

        At June 27, 2014, we employed approximately 52,100 employees and temporary employees worldwide, of which approximately 41,400 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data-Note 13. Business Segment and Geographic Information."

Corporate Information

        On July 3, 2010, we consummated a reorganization pursuant to which Seagate Technology public limited company, a public limited company organized under the laws of Ireland, became the publicly traded parent of the Seagate corporate family. Prior to the reorganization our publicly traded parent was Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands.

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

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 7, 2014. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	57	Chairman and Chief Executive Officer
Jamie Lerner	44	President, Cloud Systems and Solutions,
William D. Mosley	47	President, Operations and Technology
Albert A. "Rocky" Pimentel	59	President, Global Markets and Customers
Patrick J. O'Malley	52	Executive Vice President, Chief Financial Officer
Kenneth M. Massaroni	53	Executive Vice President, General Counsel and Chief Administrative Officer
D. Kurt Richarz	53	Executive Vice President, Sales
Mark Re	54	Senior Vice President, Chief Technology Officer
Douglas DeHaan	56	General Manager, Samsung HDD Brand of Products
David H. Morton Jr.	42	Senior Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo. Mr. Luczo, 57, has served as our CEO since January 2009 and as Chairman of the Board since 2002. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of Seagate Technology (Seagate Technology plc's predecessor) and, in July 1998, he was promoted to CEO at which time he joined the Board as a director of Seagate Technology. Mr. Luczo resigned as CEO effective as of July 2004, but remained as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Mr. Luczo also served as our President from January 2009 until October 2013. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo served on the board of directors of Microsoft Corporation from May 2012 to March 2014.

        Jamie Lerner. Mr. Lerner, 44, has served as our President of Cloud Systems and Solutions since March 2014. Prior to that, Mr. Lerner served as Senior Vice President and General Manager of the Cloud and Systems Management Technology Group at Cisco Systems, Inc. ("Cisco") from November 2012 until February 2014. Mr. Lerner also previously served as Vice President and General Manager of Cisco's Network Management Technology Group between October 2011 and November 2012 and as the Vice President and General Manager of the Service Provider Management Applications Business Unit at Cisco between November 2009 and October 2011. Prior to joining Cisco, Mr. Lerner served as the founder, President, and CEO of CITTIO Inc., an enterprise software company, from 2002 through 2009.

        William D. Mosley. Mr. Mosley, 47, has served as our President, Operations and Technology since October 2013 and as Executive Vice President, Operations from March 2011 until October 2013. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; and Vice President, Research and Development, Engineering from 2002 to 2007.

        Albert A. "Rocky" Pimentel. Mr. Pimentel, 59, has served as our President of Global Markets and Customers since October 2013 and as Executive Vice President, Chief Sales and Marketing Officer from April 2011 until October 2013. Prior to that, Mr. Pimentel served as a director of Seagate from 2009 until his resignation from the Board of Directors in April 2011. Mr. Pimentel served as Chief Operating Officer and Chief Financial Officer ("CFO") at McAfee, Inc., from 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from 2004 to 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from 2003 to 2004, which was acquired by Check Point Software in 2004.

        Patrick J. O'Malley. Mr. O'Malley, 52, has served as our Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as our Senior Vice President, Finance from 2005 to August 2008. Prior to that, he was our Senior Vice President, Consumer Electronics from 2004 to 2005. Mr. O'Malley was appointed to the board of directors of E2open, Inc. in January 2012.

        Kenneth M. Massaroni. Mr. Massaroni, 53, was appointed our Executive Vice President, General Counsel and Chief Administrative Officer in July 2011. Prior to that, he served as our Senior Vice President, General Counsel and Corporate Secretary from April 2008 through July 2011; Vice President and Acting General Counsel from December 2007 to April 2008; and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was Vice President of Law, Deputy General Counsel and Assistant Secretary at Scientific-Atlanta Inc. from 1997 to 2006.

        D. Kurt Richarz. Mr. Richarz, 53, has served as our Executive Vice President, Sales and Marketing since March 2011. Prior to that, he served as our Executive Vice President, Sales from May 2008 through March 2011; Executive Vice President, Sales and Customer Service Operations from May 2006 to May 2008; Senior Vice President of Global OEM Sales from 2007 to 2008, and Vice President of Global OEM Sales from 2006 to 2007. Mr. Richarz served as Vice President, Global OEM Account Sales and Senior Vice President of Worldwide Sales at Maxtor Corporation, from 2002 until we acquired Maxtor Corporation in 2006.

        Mark Re. Mr. Re, 54, has served as our Senior Vice President, Research and Development since July 2013. Prior to that, he served as our Vice President, Research, from August 2003 to August 2006. Mr. Re currently serves on the Scientific Advisory Board for the Data Storage Institute, as well as on the Pittsburgh Technology Council and the Advanced Storage Technology Consortium.

        Douglas DeHaan. Mr. DeHaan, 56, has been our General Manager, Samsung HDD Products since September 2012. Prior to that, he served as our Senior Vice President, Operations and Materials, from February 2009 until September 2012; Senior Vice President of Quality from 2008 to 2009; and Senior Vice President of Product and Process Development, Core Products, from 2003 to 2008.

        David H. Morton Jr. Mr. Morton, 42, has served as our Senior Vice President, Finance, Treasurer and Principal Accounting Officer since April 2014 and our Vice President, Finance, Treasurer and Principal Accounting Officer from October 2009 to April 2014; Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005.

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

  •
  electronic manufacturing services ("EMS") companies acquiring the necessary skills and intellectual property to enter the enterprise data storage marketplace;

  •
  other high performance computing ("HPC") data storage providers;

  •
  collaborations between in-house development teams of existing and potential customers and a combination of EMS, contract electronic manufacturing ("CEM") or emerging technology companies.

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

        Our revenues in any quarter are substantially dependent upon customer orders in that quarter. We attempt to project future orders based in part on estimates from our major customers. Our customers' estimated requirements are not always accurate and we therefore cannot predict our quarterly revenues with any degree of certainty. In addition, we derive a portion of our revenues in each quarter from a number of relatively large orders. If one or more of our major customers decide to defer a purchase order or delays product acceptance in any given quarter, this is likely to result in reduced total revenues for that quarter.

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

        We often aim to lead the market in new technology deployments and leverage unique and customized technology from single source suppliers who are early adopters in the emerging market. Our options in supplier selection in these cases are limited and the supplier based technology may consequently be single sourced until wider adoption of the technology occurs and any necessary licenses become available. In such cases any technical issues in the supplier's technology may cause us to delay shipments of our new technology deployments and therefore harm our financial position.

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

Increases in the areal density of disk drives may outpace customers' demand for storage capacity.

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

        We have made and are continuing to make investments to expand and develop our cloud systems and solutions business, including our recent acquisition of Xyratex Ltd ("Xyratex"), a data storage technology company. Our cloud systems and solutions business is subject to the following risks:

  •
  the cloud systems and solutions market may develop more slowly than we expect;

  •
  we may not be able to offer compelling solutions to enterprises and consumers;

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

        We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We may not be aware of currently filed patent applications that relate to our products or technology. If patents are later issued on these applications, we may be liable for infringement. If our products were found to infringe the intellectual property rights of others, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products in one or more geographic locations, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the technology infringed. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully to avoid infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could adversely affect our results of operations and financial condition. See "Item 8. Financial Statements and Supplementary Data-Note 14. Legal, Environmental and Other Contingencies" contained in this report for a description of pending intellectual property proceedings.

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

Our international operations subject us to risks related to disruptions in foreign markets, currency exchange fluctuations, longer payment cycles, seasonality, limitations imposed by a variety of legal and regulatory regimes, potential adverse tax consequences, increased costs, our customers' credit and access to capital, health-related risks, and access to personnel.

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

  •
  Fluctuations in Currency Exchange Rates.  Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Currency instability in Asia and other geographic markets may make our products more expensive than products sold by other manufacturers that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. From time to time, fluctuations in foreign exchange rates have negatively affected our operations and profitability and there can be no assurance that these fluctuations will not adversely affect our operations and profitability in the future. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts. However, these contracts may not cover our full exposure and subject us to certain counterparty credit risks. See "Item 7A.Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk" of this report for additional information about our foreign currency exchange risk.

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

  •
  Potential Adverse Tax Consequences.  Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

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

        While as of the date of this filing, we are not aware of any material downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments, no assurance can be given that future deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

        In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country, the first such report of which was filed on May 30, 2014. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

Because we experience seasonality in the sales of our products, our results of operations will generally be adversely impacted during the second half of our fiscal year.

        Sales of computer systems, storage subsystems and consumer electronics tend to be seasonal, and therefore we expect to continue to experience seasonality in our business as we respond to variations in our customers' demand for our products. In particular, we anticipate that sales of our products will continue to be lower during the second half of our fiscal year. In the client compute and client non-compute market applications of our disk drive business, this seasonality is partially attributable to the historical trend in our results derived from our customers' increased sales of desktop computers, notebook computers, and consumer electronics during the back-to-school and winter holiday season. In the enterprise market our sales are seasonal because of the capital budgeting and purchasing cycles of our end users. Since our working capital needs peak during periods in which we are increasing production in anticipation of orders that have not yet been received, our results of operations will fluctuate seasonally even if the forecasted demand for our products proves accurate. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business in future periods because of the rate and unpredictability of product transitions and new product introductions, particularly in the client non-compute market, as well as macroeconomic conditions.

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

        At June 27, 2014, the use of approximately $376 million and $90 million of our U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $46 million pursuant to U.S. tax law. To the extent these net operating loss and tax credit carryforwards are available, we intend to use them to reduce the corporate income tax liability associated with our operations in the U.S. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss or tax credit carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership, such as changes in ownership resulting from future repurchases of our ordinary shares, could put limitations on the availability of our net operating loss or tax credit carryforwards. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.9 billion, $1.8 billion, and $429 million, respectively. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $400 million to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $70 million to $85 million each year.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and Minnesota. Our principal product development facilities are located in California, Colorado, Minnesota, Singapore and South Korea. Our leased facilities are occupied under leases that expire at various times through 2082.

        Our material manufacturing, product development and marketing and administrative facilities at June 27, 2014 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	1,051,000	Product development and marketing and administrative
Colorado	Owned	528,000	Product development
Minnesota	Owned/Leased	1,085,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Suzhou	Owned/Leased(1)	1,103,000	Manufacture of drives
Wuxi	Leased	718,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Penang	Owned(1)	402,000	Manufacture of drive subassemblies
Seremban	Owned/Leased(1)	386,000	Manufacture of test equipment and systems
Singapore
Woodlands	Owned(1)	1,404,000	Manufacture of media
Science Park	Leased	110,000	Product development
Thailand
Korat	Owned	1,723,000	Manufacture of drives and drive subassemblies
Teparuk	Owned	362,000	Manufacture of drive subassemblies
Korea
Suwon	Owned	220,000	Product development

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of June 27, 2014, we owned or leased a total of approximately 12.2 million square feet of space worldwide. We occupied approximately 7.5 million square feet for the purpose of manufacturing, 1.9 million square feet for product development, 2.1 million square feet for marketing and administrative purposes. Included in the 12.2 million square feet of owned or leased space is a total of 0.7 million square feet that is currently unoccupied, primarily as a result of site closures at our facilities in Longmont, Colorado. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of June 27, 2014, all of our material manufacturing facilities are operating at normal utilization levels and none of our manufacturing facilities are experiencing significant underutilization.

ITEM 3.    LEGAL PROCEEDINGS

        See "Item 8. Financial Statements and Supplementary Data—Note 14. Legal, Environmental and Other Contingencies."

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

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 28, 2012	$35.71	$23.86
Quarter ended December 28, 2012	$31.49	$24.90
Quarter ended March 29, 2013	$37.94	$29.80
Quarter ended June 28, 2013	$45.50	$33.22
Quarter ended September 27, 2013	$47.82	$37.17
Quarter ended December 27, 2013	$56.64	$42.73
Quarter ended March 28, 2014	$62.76	$48.21
Quarter ended June 27, 2014	$58.35	$48.49

        As of August 1, 2014 there were approximately 997 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2014 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 3, 2009 to June 27, 2014. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on July 3, 2009, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	7/3/2009	7/2/2010	7/1/2011	6/29/2012	6/28/2013	6/27/2014
Seagate Technology plc	100.00	70.48	88.51	139.96	264.96	354.43
S&P 500	100.00	114.07	149.45	151.96	179.19	218.75
Dow Jones US Computer Hardware	100.00	142.12	181.79	238.67	187.02	282.71

*
$100 invested on 7/3/09 in stock and in indices, including reinvestment of dividends.

Copyright© 2014 Bloomberg Finance L.P. All rights reserved.

Dividends

        Our ability to pay dividends in the future will be subject to, among other things, general business conditions within the disk drive industry, our financial results, the impact of paying dividends on our credit ratings and legal and contractual restrictions on the payment of dividends by our subsidiaries to us or by us to our ordinary shareholders, including restrictions imposed by covenants on our debt instruments.

        The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 5, 2012	August 26, 2012	$0.32
November 14, 2012	November 29, 2012	$0.32
December 14, 2012	December 28, 2012	$0.38
May 15, 2013	May 29, 2013	$0.38
August 7, 2013	August 21, 2013	$0.38
November 12, 2013	November 26, 2013	$0.43
February 10, 2014	February 24, 2014	$0.43
May 14, 2014	May 28, 2014	$0.43

        From the closing of our initial public offering in December 2002 through 2014, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $2.5 billion in the aggregate.

Repurchases of Our Equity Securities

        All repurchases are effected as redemptions in accordance with the Company's Articles of Association. There is no expiration date on this authorization.

        On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares. As of June 27, 2014, $1.5 billion remained available for repurchase under the existing repurchase authorization limit.

        The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended June 27, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions, except average price paid per share)
1st Quarter through 3rd Quarter of Fiscal Year 2014	40.5	$46.57	40.5	$1,886	$1,517
March 29, 2014 through April 25, 2014	—	—	—	—	1,517
April 26, 2014 through May 23, 2014	0.5	49.60	0.5	26	1,491
May 24, 2014 through June 27, 2014	—	—	—	—	1,491

Through 4th Quarter of Fiscal Year 2014	41.0	$46.63	41.0	$1,912	$1,491

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

        The Consolidated Statements of Operations data for the fiscal years ended June 27, 2014, June 28, 2013 and June 29, 2012, and the Consolidated Balance Sheet data as of June 27, 2014 and June 28, 2013, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended July 1, 2011 and July 2, 2010, and the Consolidated Balance Sheet data at June 29, 2012, July 1, 2011 and July 2, 2010, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010
Revenue	$13,724	$14,351	$14,939	$10,971	$11,395
Gross margin	3,846	3,940	4,684	2,146	3,204
Income from operations	1,776	2,091	3,108	806	1,740
Net income	1,570	1,838	2,862	511	1,609
Total assets	9,492	9,243	10,106	9,225	8,247
Total debt	3,920	2,777	2,863	3,512	2,502
Equity	$2,832	$3,506	$3,497	$2,463	$2,724
Net income per share:
Basic	$4.66	$4.97	$6.72	$1.13	$3.28
Diluted	4.52	4.81	6.49	1.09	3.14
Number of shares used in per share computations:
Basic	337	370	426	451	491
Diluted	347	382	441	467	514
Cash dividends declared per share	$1.67	$1.40	$0.86	$0.18	$—

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on 13-week quarters in fiscal years 2014 and 2013, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

	Fiscal Year 2014 Quarters Ended
(In millions, except per share data)	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013
Revenue	$3,301	$3,406	$3,528	$3,489
Gross margin	925	959	987	975
Income from operations	410	444	444	478
Net income	320	395	428	427
Net income per share:
Basic	$0.98	$1.21	$1.27	$1.20
Diluted	0.95	1.17	1.24	1.16

	Fiscal Year 2013 Quarters Ended
(In millions, except per share data)	June 28, 2013	March 29, 2013	December 28, 2012	September 28, 2012
Revenue	$3,425	$3,526	$3,668	$3,732
Gross margin	939	948	992	1,061
Income from operations	448	465	555	624
Net income	348	416	492	582
Net income per share:
Basic	$0.97	$1.16	$1.33	$1.48
Diluted	0.94	1.13	1.30	1.42

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the Company's financial condition, changes in financial condition and results of operations for the fiscal years ended June 27, 2014, June 28, 2013, and June 29, 2012.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 3, 2015 and beyond. These statements identify prospective information and may include words such as "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly new disk drive products with lower cost structures; the impact of competing product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended June 27, 2014, June 28, 2013, and June 29, 2012.

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

  •
  Fiscal Year 2014 Summary.  Overview of financial and other highlights affecting us for fiscal year 2014.

  •
  Results of Operations.  Analysis of our financial results comparing fiscal year 2014 to 2013 and comparing fiscal years 2013 to 2012.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of June 27, 2014 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are a leading provider of electronic data storage solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD") and solid state drives ("SSD").

        Our products are designed for enterprise servers, and storage systems in mission critical and nearline applications; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems and digital media systems.

        We continue to make strategic investments in order to expand our storage solutions, enter new market adjacencies, and expand our technical expertise. As a result of recent acquisitions, our product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing ("HPC") data storage solutions. Our storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Our modular subsystem architecture allows us to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

        In addition to our data storage products and subsystems, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

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

        The industry's ability to manufacture and ship drives had substantially recovered as of the end of fiscal year 2012. In fiscal years 2013 and 2014, we believe the HDD industry's capacity to manufacture HDDs exceeded demand. However, following the impact of the flooding in Thailand and further industry consolidation in fiscal year 2012, the HDD industry has maintained improved pricing discipline resulting in benign price erosion in fiscal years 2013 and 2014.

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

        We believe that in the foreseeable future the traditional enterprise and client compute markets that require high capacity storage solutions, as well as the data intensive client non-compute markets, will continue to be best served by hard disk drives due to the industry's ability to deliver cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that consume media-rich digital content streamed from the cloud increases the demand for high capacity disk drives in nearline applications.

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

Fiscal Year 2014 Summary

        During the fiscal year 2014, we shipped 220 million units totaling 202 exabytes, generating revenue of $13.7 billion and gross margins of 28% of revenue. Our operating cash flow was $2.6 billion. We issued $1 billion of 4.75% Senior Notes due 2025 and $800 million of 3.75% Senior Notes due 2018 during the June 2014 and December 2013 quarters, respectively. We repurchased approximately 41 million of our ordinary shares during the year for approximately $1.9 billion, paid dividends of $0.6 billion, paid $0.7 billion for the early redemption and repurchase of debt with a principal value of $0.7 billion. Additionally, we acquired all of the outstanding shares of Xyratex Ltd ("Xyratex"), a leading provider of data storage technology, for approximately $0.4 billion. During the June 2014 quarter, we entered into an agreement to acquire LSI's Accelerated Solutions Division and Flash Components Division from Avago for approximately $0.5 billion. The LSI acquisition is expected to close in the first quarter of the fiscal year 2015.

Results of Operations

        We list in the table below summarized information from our consolidated statements of operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
Revenue	$13,724	$14,351	$14,939
Cost of revenue	9,878	10,411	10,255

Gross margin	3,846	3,940	4,684
Product development	1,226	1,133	1,006
Marketing and administrative	722	635	528
Amortization of intangibles	98	79	38
Restructuring and other, net	24	2	4

Income from operations	1,776	2,091	3,108
Other expense, net	(220)	(260)	(226)

Income before income taxes	1,556	1,831	2,882
(Benefit from) provision for income taxes	(14)	(7)	20

Net income	$1,570	$1,838	$2,862

	Fiscal Years Ended
(as a percentage of Revenue)	June 27, 2014	June 28, 2013	June 29, 2012
Revenue	100%	100%	100%
Cost of revenue	72	73	69

Gross margin	28	27	31
Product development	9	8	7
Marketing and administrative	5	4	4
Amortization of intangibles	1	1	—
Restructuring and other, net	—	—	—

Income from operations	13	14	21
Other expense, net	(2)	(2)	(2)

Income before income taxes	11	12	19
(Benefit from) provision for income taxes	—	—	—

Net income	11%	12%	19%

        The following table summarizes information regarding revenue, volume shipments, exabytes, average selling prices (ASPs) and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages, exabytes and ASPs)	June 27, 2014	June 28, 2013	June 29, 2012
Net Revenue	$13,724	$14,351	$14,939
Unit Shipments:
Enterprise	31	30	29
Client Compute	144	151	156
Client Non-Compute	45	45	39

Total Units Shipped	220	226	224
ASP (per unit)	$61	$63	$66
Exabytes Shipped	202	185	150
Revenues by Channel (%)
OEM	68%	68%	72%
Distributors	20%	21%	21%
Retail	12%	11%	7%
Revenues by Geography (%)
Americas	27%	27%	26%
EMEA	19%	19%	19%
Asia Pacific	54%	54%	55%

Fiscal Year 2014 Compared to Fiscal Year 2013

  Revenue

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
Revenue	$13,724	$14,351	$(627)	(4)%

        Revenue in fiscal year 2014 decreased approximately 4%, or $0.6 billion, from fiscal year 2013 as a result of a 3% decrease in units shipped and a $2 decrease in the ASP due to price erosion, partially offset by a more favorable product mix.

  Gross Margin

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
Cost of revenue	$9,878	$10,411	$(533)	(5)%
Gross margin	$3,846	$3,940	$(94)	(2)%
Gross margin percentage	28%	27%

        For fiscal year 2014, gross margin as a percentage of revenue increased to 28% from 27% in the prior fiscal year, as a result of improved product mix and cost savings due to increases in operational efficiencies, offset by modest price erosion.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
Product development	$1,226	$1,133	$93	8%
Marketing and administrative	722	635	87	14%
Amortization of intangibles	98	79	19	24%
Restructuring and other, net	24	2	22	1,100%

Operating expenses	$2,070	$1,849	$221

        Product Development Expense.    Product development expenses for fiscal year 2014 increased from fiscal year 2013 due to increased investments in HDD and alternative storage technologies of approximately $35 million and headcount related costs of approximately $36 million, net of a decrease in variable performance based compensation expenses of $26 million. In addition, the consolidation of Xyratex, acquired on March 31, 2014 contributed approximately $23 million to Product development expense.

        Marketing and Administrative Expense.    Marketing and administrative expenses for fiscal year 2014 increased from fiscal year 2013 due to a $40 million increase in headcount related expenses due to annual focal increases and increased investments in certain strategic initiatives as well as enhancement of core businesses of $25 million. In addition, the consolidation of Xyratex contributed approximately $15 million to Marketing and administrative expense.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2014 increased from fiscal year 2013 due to the commencement of amortization of certain in-process research and development assets acquired from Samsung's HDD business in December of 2011 and LaCie in August of 2012.

        Restructuring and Other, net.    Restructuring and other, net for fiscal years 2014 increased from fiscal year 2013 primarily due to a restructuring charge recorded during the December 2013 quarter associated with a reduction in work force.

  Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
Other expense, net	$(220)	$(260)	$40	(15)%

        Other expense, net.    Other expense, net for fiscal year 2014 decreased by $40 million from fiscal year 2013 due to a $60 million decrease in losses from the early redemption and repurchase of debt and a decrease of $18 million in interest expense due to a reduction in the average interest rate on our outstanding debt. These decreases were partially offset by insurance proceeds of $25 million received during fiscal year 2013 for equipment damaged during the severe flooding in Thailand in October of 2011 and $17 million lower gains on sales of our available for sale securities and strategic investments.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
(Benefit from) provision for income taxes	$(14)	$(7)	$(7)	100%

        We recorded an income tax benefit of $14 million for fiscal year 2014 compared to an income tax benefit of $7 million for fiscal year 2013. Our fiscal year 2014 benefit from income taxes included $58 million of income tax benefits related to the reversal of a portion of the valuation allowances recorded in prior periods and a net decrease in tax reserves related to audit settlements offset by tax reserves on non-U.S. tax positions taken in prior fiscal years. Our fiscal year 2013 benefit for income taxes included $52 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods.

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

        Our income tax benefit recorded for fiscal year 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets. The acquisition of Xyratex is not expected to have a material impact on our effective tax rate in future periods. Fiscal year 2014 included a valuation allowance release associated with post-acquisitions restructuring. Our income tax benefit recorded for fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie did not have a material impact on our effective tax rate in fiscal year 2013.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At June 27, 2014, our deferred tax asset valuation allowance was approximately $888 million.

        At June 27, 2014, we had net deferred tax assets of $615 million. The realization of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        As of June 27, 2014, the use of approximately $376 million and $90 million of our total U.S. net operating loss and tax credit carry forwards, respectively, is subject to an aggregate annual limitation of $46 million pursuant to U.S. tax law. If certain ownership changes occur in the foreseeable future, there may be an additional annual limitation on our ability to use our total U.S. federal and state net operating loss and credit carryforwards of $2.9 billion, $1.8 billion and $429 million, respectively. It is reasonably possible that such a change could occur. If these ownership changes were to occur, we estimate a one-time charge for additional U.S. income tax expense of approximately $400 million to $500 million may be recorded in the period such change occurs. This additional income tax expense results from a decrease in our net U.S. deferred tax assets recorded through a combination of the write off of deferred tax assets and associated changes to our valuation allowance. We also estimate that the ensuing additional annual limitation on our ability to use our tax attribute carryovers may result in increased U.S. income tax expense associated with such change of approximately $70 million to $85 million each year.

        As of June 27, 2014 and June 28, 2013, we had approximately $115 million and $157 million, respectively, of unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate is $115 million and $157 million as of June 27, 2014 and June 28, 2013, respectively, subject to certain future valuation allowance reversals.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2014, we recognized a net tax expense for interest and penalties of $8 million as compared to a net tax expense for interest and penalties of $2 million during each fiscal year 2013 and fiscal year 2012. As of June 27, 2014, we had $27 million of accrued interest and penalties related to unrecognized tax benefits compared to $19 million in fiscal year 2013.

        During the fiscal year ended June 27, 2014, our unrecognized tax benefits excluding interest and penalties decreased by approximately $42 million primarily due to (i) net decreases in prior years unrecognized tax benefits of $54 million, (ii) increases in current year unrecognized tax benefits of $13 million, (iii) decreases associated with the expiration of certain statutes of limitation of $3 million, (iv) increases from other activity, including non-U.S. exchange gains, of $2 million.

        During the 12 months beginning June 28, 2014, we expect that our unrecognized tax benefits could be reduced anywhere from $3 million to $50 million as a result of audit settlements and the expiration of certain statutes of limitation.

        We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In June, 2014, we received the Revenue Agent's Report and Notices of Proposed Adjustments for our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. Our China subsidiaries are under examination by the Chinese tax administration for years 2004 through 2012. These examinations may result in proposed adjustments to our income taxes as filed during these periods. We believe that we have adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on our financial results. In this case, we would consider pursuing all possible remedies available to us, including appeals, judicial review and competent authority.

        We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years ending prior to fiscal year 2004. We believe we have provided adequately for all reasonable outcomes.

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

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Change	% Change
(Benefit from) provision for income taxes	$(7)	$20	$(27)	(135)%

        We recorded an income tax benefit of $7 million for fiscal year 2013 compared to an income tax provision of $20 million for fiscal year 2012. Our fiscal year 2013 benefit for income taxes included $52 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods. Our fiscal year 2012 provision for income taxes included $35 million of income tax benefit from the reversal of a portion of the U.S. valuation allowance recorded in prior periods.

        Our income tax benefit recorded for fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie did not have a material impact on our effective tax rate in fiscal year 2013. Our income tax provision recorded for fiscal year 2012 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Samsung's HDD business did not have a significant impact on our effective tax rate in fiscal year 2012.

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of June 27, 2014.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	June 27, 2014	June 28, 2013	Change
Cash and cash equivalents	$2,634	$1,708	$926
Short-term investments	20	480	(460)
Restricted cash and investments	4	101	(97)

Total	$2,658	$2,289	$369

        Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 28, 2013 as a result of net cash provided by operating activities and the proceeds from the issuance of $800 million of our 3.75% Senior Notes due 2018 and $1 billion of our 4.75% Senior Notes due 2025. These cash inflows were partially offset by repurchases of our ordinary shares, redemption and repurchase of certain of our long-term debt, capital expenditures, dividends paid to our shareholders and the acquisition of Xyratex.

        The following table summarizes results from the statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
Net cash flow provided by (used in):
Operating activities	$2,558	$3,047	$3,262
Investing activities	(322)	(825)	(1,114)
Financing activities	(1,311)	(2,222)	(3,118)
Effect of foreign currency exchange rates	1	1	—

Net increase (decrease) in cash and cash equivalents	$926	$1	$(970)

  Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year 2014 was approximately $2.6 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, stock-based compensation, and:

  •
  a decrease of $217 million in vendor non-trade receivables primarily related to a change in the contractual relationship with some of our contract manufacturers which reduced the volume of components we sold to them;

  •
  a decrease of $190 million in accounts payable due to a change in the contractual relationship with some of our contract manufacturers which resulted in a reduction in direct materials purchased and subsequently sold to our contract manufacturers; and

  •
  a decrease of $104 million in restricted cash and investments primarily due to the restricted cash and investments held in a rabbi trust being replaced with a standby letter of credit.

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

  Cash Used in Investing Activities

        In fiscal year 2014, we used $0.3 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements of approximately $559 million and the acquisition of Xyratex, of $285 million, partially offset by $508 million of proceeds from sales of short-term investments.

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

  Cash Used in Financing Activities

        Net cash used in financing activities of $1.3 billion for fiscal year 2014 was primarily attributable to $1.9 billion paid to repurchase 41 million of our ordinary shares, $0.7 billion for the repurchase and redemption of long term debt and $0.6 billion in dividends paid to our shareholders. This use of cash was partially offset by $1.8 billion from aggregate cash generated from the issuance of our 3.75% Senior Notes due in 2018 and 4.75% Senior Notes due in 2025.

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

        Net cash provided by financing activities of $3.1 billion for fiscal year 2012 was attributable to $2.4 billion paid to repurchase 101 million of our ordinary shares, $0.7 billion in long term debt repayments and $0.4 billion in dividends paid to our shareholders. This use of cash was partially offset by $0.3 billion in proceeds from the exercise of stock options and employee stock purchases.

  Liquidity Sources

        Our primary sources of liquidity as of June 27, 2014, consisted of: (1) approximately $2.7 billion in cash and cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million revolving credit facility with an interest rate of LIBOR plus a variable margin to be determined based on the corporate credit rating of the Company at the time a loan is made.

        As of June 27, 2014, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of June 27, 2014, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements.

        As of June 27, 2014, cash and cash equivalents held by non-Irish subsidiaries was $2.6 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

        On July 17, 2014, our Board of Directors approved a quarterly cash dividend of $0.43 per share, which will be payable on August 22, 2014 to shareholders of record as of the close of business on August 8, 2014.

        As of June 27, 2014, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of June 27, 2014 and June 28, 2013 was $3.9 billion and $2.8 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt:

	As of
(Dollars in millions)	June 27, 2014	June 28, 2013	Change
6.8% Senior Notes due October 2016	$335	$335	$—
3.75% Senior Notes due November 2018	800	—	800
7.75% Senior Notes due December 2018	—	238	(238)
6.875% Senior Notes due May 2020	534	600	(66)
7.00% Senior Notes due November 2021	251	600	(349)
4.75% Senior Notes due June 2023	1,000	1,000	—
4.75% Senior Notes due January 2025	1,000	—	1,000
Other	—	4	(4)

Total	$3,920	$2,777	$1,143

        During fiscal year 2014, we repurchased approximately 41 million of our ordinary shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities."

        On May 29, 2014, we entered into a definitive asset purchase agreement under which we will acquire the assets of LSI's Accelerated Solutions Division ("ASD") and Flash Components Division ("FCD") from Avago for $450 million in cash. The transaction is expected to close in the first quarter of fiscal year 2015, subject to the satisfaction of customary closing conditions and the receipt of certain regulatory approvals, including those required by the Hart-Scott-Rodino Antitrust Improvements Act.

        For fiscal year 2015, we expect capital expenditures to be at or below our long-term targeted range of 6-8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of June 27, 2014, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2015	2016- 2017	2018- 2019	Thereafter
Contractual Cash Obligations:
Long-term debt	$3,920	$—	$335	$800	$2,785
Interest payments on debt	1,482	216	360	344	562
Capital expenditures	189	109	80	—	—
Operating leases(1)	200	42	52	37	69
Purchase obligations(2)	772	772	—	—	—

Subtotal	6,563	1,139	827	1,181	3,416
Commitments:
Letters of credit or bank guarantees	104	104	—	—	—

Total	$6,667	$1,243	$827	$1,181	$3,416

(1)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(2)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

        As of June 27, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $90 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

        On May 29, 2014, we entered into a definitive asset purchase agreement under which we will acquire the assets of LSI's Accelerated Solutions Division ("ASD") and Flash Components Division ("FCD") from Avago for $450 million in cash. The transaction is expected to close in the first quarter of fiscal year 2015, subject to the satisfaction of customary closing conditions and the receipt of certain regulatory approvals, including those required by the Hart-Scott-Rodino Antitrust Improvements Act.

Off-Balance Sheet Arrangements

        As of June 27, 2014, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Establishment of Sales Program Accruals.    We establish certain distributor and OEM sales programs aimed at increasing customer demand. For OEM sales, rebates are typically based on an OEM customer's volume of purchases or other agreed upon rebate programs. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. We provide for these obligations at the time that revenue is recorded based on estimated requirements. We estimate these contra-revenue rebates and adjustments based on various factors, including price reductions during the period reported, estimated future price erosion, customer orders, distributor sell-through and inventory levels, program participation, customer claim submittals and sales returns. Our estimates reflect contractual arrangements but also our judgment relating to variables such as customer claim rates and attainment of program goals, and inventory and sell-through levels reported by our distribution customers. Currently, our distributors' inventories are within the historical range.

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2014, sales programs were approximately 8% of gross revenue. For fiscal years 2013 and 2012, total sales programs ranged from 2% to 10% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods averaged 0.3% of quarterly gross revenue for fiscal years 2012 through 2013, and were approximately 0.5% of gross revenue in fiscal year 2014. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

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

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal years 2014, 2013 and 2012 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.3%,

1.6% and 1.5% of revenue during fiscal years 2014, 2013 and 2012, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.3%, 1.3% and 1.1% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

        Assessing Goodwill and Other Long-lived Assets for Impairment.    We account for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. As permitted by ASC 350, we perform a qualitative assessment at the end of each reporting period to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the two-step goodwill impairment test.

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

Recent Accounting Pronouncements

        See "Item 8. Financial Statements and Supplementary Data-Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for information regarding the effect of new accounting pronouncements on our financial statements.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 27, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 27, 2014. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs. We currently do not use interest rate derivatives to hedge interest rate exposure on our outstanding debt.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 27, 2014. All short-term investments mature in four years or less.

Fiscal Years Ended

(Dollars in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at June 27, 2014
Assets
Cash equivalents:
Fixed rate	$2,309	$—	$—	$—	$—	$—	$2,309	$2,309
Average interest rate	0.27%						0.27%
Short-term investments:
Fixed rate	$19	$—	$1	$—	$—	$—	$20	$20
Average interest rate	0.18%		4.47%				0.40%

Total fixed income	$2,328	$—	$1	$—	$—	$—	$2,329	$2,329
Average interest rate	0.27%		4.47%				0.27%
Debt
Fixed rate	$—	$—	$335	$—	$800	$2,785	$3,920	$4,060
Average interest rate			6.80%		3.75%	5.36%	5.15%

        Foreign Currency Exchange Risk.    We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes. During fiscal years 2014 and 2013, we did not enter into any hedges of net investments in foreign operations.

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Costs of Revenue on the Consolidated Statements of Operations. We did not

have any material net gains (losses) recognized in Costs of Revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during fiscal years 2014 and 2013.

        The table below provides information as of June 27, 2014 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai baht	$143	32.83	$2
British Pound Sterling	25	1.55	3
Malaysian Ringitt	9	3.32	—

Total	$177		$5

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institutions. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of June 27, 2014, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the "SDCP"). During the fiscal year 2014, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 27, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,634	$1,708
Short-term investments	20	480
Restricted cash and investments	4	101
Accounts receivable, net	1,729	1,670
Inventories	985	854
Deferred income taxes	126	115
Other current assets	279	484

Total current assets	5,777	5,412
Property, equipment and leasehold improvements, net	2,136	2,269
Goodwill	537	476
Other intangible assets, net	359	405
Deferred income taxes	499	456
Other assets, net	184	225

Total Assets	$9,492	$9,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,549	$1,690
Accrued employee compensation	296	335
Accrued warranty	148	176
Accrued expenses	405	407
Current portion of long-term debt	—	3

Total current liabilities	2,398	2,611
Long-term accrued warranty	125	144
Long-term accrued income taxes	90	87
Other non-current liabilities	127	121
Long-term debt, less current portion	3,920	2,774

Total Liabilities	6,660	5,737
Commitments and contingencies (See Notes 14 and 15)
Equity:
Seagate Technology plc shareholders' equity:
Preferred shares, $0.00001 par value per share—100 million authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250 million authorized; 326,539,322 issued and outstanding at June 27, 2014 and 359,437,036 issued and outstanding at June 28, 2013	—	—
Additional paid-in capital	5,511	5,286
Accumulated other comprehensive loss	(2)	(13)
Accumulated deficit	(2,677)	(1,778)

Total Seagate Technology plc Shareholders' Equity	2,832	3,495

Noncontrolling interest	—	11

Total Equity	2,832	3,506

Total Liabilities and Equity	$9,492	$9,243

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenue	$13,724	$14,351	$14,939
Cost of revenue	9,878	10,411	10,255
Product development	1,226	1,133	1,006
Marketing and administrative	722	635	528
Amortization of intangibles	98	79	38
Restructuring and other, net	24	2	4

Total operating expenses	11,948	12,260	11,831

Income from operations	1,776	2,091	3,108
Interest income	8	8	8
Interest expense	(195)	(214)	(241)
Other, net	(33)	(54)	7

Other expense, net	(220)	(260)	(226)

Income before income taxes	1,556	1,831	2,882
(Benefit from) provision for income taxes	(14)	(7)	20

Net income	1,570	1,838	2,862
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	$1,570	$1,838	$2,862

Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$4.66	$4.97	$6.72
Diluted	4.52	4.81	6.49
Number of shares used in per share calculations:
Basic	337	370	426
Diluted	347	382	441
Cash dividends declared per Seagate Technology plc ordinary share	$1.67	$1.40	$0.86

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Net income	$1,570	$1,838	$2,862
Other comprehensive income, net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(1)	—	(7)
Less: reclassification for amounts included in net income	—	—	5

Net change	(1)	—	(2)

Marketable securities
Change in net unrealized gain (loss) on marketable securities	1	21	(3)
Less: reclassification for amounts included in net income	2	(23)	4

Net change	3	(2)	1

Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	1	(3)	(3)
Less: reclassification for amounts included in net income	—	—	1

Net change	1	(3)	(2)

Foreign currency translation adjustments
Foreign currency translation adjustments	8	1	—

Total other comprehensive income (loss), net of tax	11	(4)	(3)

Comprehensive income	1,581	1,834	2,859
Less: Comprehensive income attributable to noncontrolling interest	—	1	—

Comprehensive income attributable to Seagate Technology plc	$1,581	$1,833	$2,859

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
OPERATING ACTIVITIES
Net income	$1,570	$1,838	$2,862
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	879	873	814
Share-based compensation	118	76	51
Loss on redemption and repurchase of debt	81	141	17
Gain on sale of investments	(32)	(61)	(12)
Gain on sale of property and equipment	(4)	(36)	(25)
Deferred income taxes	(67)	(70)	(28)
Other non-cash operating activities, net	14	12	7
Changes in operating assets and liabilities:
Restricted cash and investments	104	—	—
Accounts receivable, net	4	661	(824)
Inventories	(20)	102	99
Accounts payable	(190)	(538)	157
Accrued employee compensation	(55)	(14)	145
Accrued expenses, income taxes and warranty	(80)	(170)	54
Vendor non-trade receivables	217	272	(82)
Other assets and liabilities	19	(39)	27

Net cash provided by operating activities	2,558	3,047	3,262

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(559)	(786)	(636)
Proceeds from the sale of property and equipment	3	29	20
Proceeds from the sale of strategic investments	72	—	—
Purchases of short-term investments	(88)	(351)	(454)
Sales of short-term investments	508	296	397
Maturities of short-term investments	61	38	119
Cash used in acquisition of businesses, net of cash acquired	(285)	(36)	(561)
Other investing activities, net	(34)	(15)	1

Net cash used in investing activities	(322)	(825)	(1,114)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,781	986	—
Repayments of long-term debt	(725)	(1,224)	(670)
Repurchases of ordinary shares	(1,912)	(1,654)	(2,426)
Dividends to shareholders	(557)	(518)	(372)
Proceeds from issuance of ordinary shares under employee stock plans	107	259	344
Other financing activities, net	(5)	(71)	6

Net cash used in financing activities	(1,311)	(2,222)	(3,118)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1	1	—

Increase (decrease) in cash and cash equivalents	926	1	(970)
Cash and cash equivalents at the beginning of the year	1,708	1,707	2,677

Cash and cash equivalents at the end of the year	$2,634	$1,708	$1,707

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$198	$219	$221
Cash paid for income taxes, net of refunds	$50	$48	$8

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended June 27, 2014, June 28, 2013 and June 29, 2012
(In millions)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at July 1, 2011	$2,463	425	$—	$3,980	$(6)	$(1,511)	$2,463	$—
Net income	2,862					2,862	2,862	—
Other comprehensive loss	(3)				(3)		(3)	—
Issuance of ordinary shares under employee stock plans	344	27		344			344
Repurchases of ordinary shares	(2,426)	(101)				(2,426)	(2,426)
Dividends to shareholders	(369)					(369)	(369)
Share-based compensation	51			51			51
Issuance of ordinary shares, in connection with the acquisition of Samsung HDD assets and liabilities	569	45		569			569
Tax benefit from exercise of stock options	6			6			6

Balance at June 29, 2012	3,497	396	—	4,950	(9)	(1,444)	3,497	—
Net income	1,838					1,838	1,838	—
Other comprehensive loss	(4)				(5)		(5)	1
Issuance of ordinary shares under employee stock plans	259	17		259			259
Repurchases of ordinary shares	(1,654)	(54)				(1,654)	(1,654)
Dividends to shareholders	(518)					(518)	(518)
Share-based compensation	76			76			76
Acquisition of majority shares of LaCie S.A.	72							72
Purchase of additional subsidiary shares from noncontrolling interest	(61)				1		1	(62)
Tax benefit from exercise of stock options	1			1			1

Balance at June 28, 2013	3,506	359	—	5,286	(13)	(1,778)	3,495	11
Net income	1,570					1,570	1,570	—
Other comprehensive income	11				10		10	1
Issuance of ordinary shares under employee stock plans	107	9		107			107
Repurchases of ordinary shares	(1,912)	(41)				(1,912)	(1,912)
Dividends to shareholders	(557)					(557)	(557)
Share-based compensation	118			118			118
Purchase of additional subsidiary shares from noncontrolling interest	(11)				1		1	(12)

Balance at June 27, 2014	$2,832	327	$—	$5,511	$(2)	$(2,677)	$2,832	$—

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        The Company is a leading provider of electronic data storage solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives are used as the primary medium for storing electronic data. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD") and solid state drives ("SSD").

        The Company's products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where its products are designed primarily for desktop and mobile computing; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems and digital media systems.

        The Company continues to make strategic investments in order to expand its storage solutions, enter new market adjacencies, and expand our technical expertise. As a result of recent acquisitions, the Company's product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing ("HPC") data storage solutions. The Company's storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. The Company's modular subsystem architecture allows it to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

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

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles also requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows and shareholders' equity for the periods presented. Such adjustments are of a normal and recurring nature.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal years 2014, 2013 and 2012 were comprised of 52 weeks and ended on June 27, 2014, June 28, 2013, and June 29, 2012, respectively. All references to years in the Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Property, Equipment and Leasehold Improvements.    Property, equipment and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. The costs of additions and substantial improvements to property, equipment and leasehold improvements, which extend the economic life of the underlying assets, are capitalized. The cost of maintenance and repairs to property, equipment and leasehold improvements are expensed as incurred.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company records estimated product returns at the time of shipment. The Company also estimates reductions to revenue for sales incentive programs, such as price protection, and volume incentives, and records such reductions when revenue is recorded. The Company establishes certain distributor and OEM sales programs aimed at increasing customer demand. For OEM sales, rebates are typically based on an OEM customer's volume of purchases from Seagate or other agreed upon rebate programs. For the distribution channel, these programs typically involve rebates related to a distributor's level of sales, order size, advertising or point of sale activity and price protection adjustments. The Company provides for these obligations at the time that revenue is recorded based on estimated requirements. Marketing development programs are recorded as a reduction to revenue.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Non-retirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $52 million, $51 million and $39 million in fiscal years 2014, 2013 and 2012, respectively.

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

        Comprehensive Income.    In the first quarter of fiscal 2013, the Company adopted the revised requirements of ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income to present comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

        Foreign Currency Remeasurement and Translation.    The U.S. dollar is the functional currency for the majority of the Company's foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from the remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other, net on the Company's Consolidated Statements of Operations.

        The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive loss, which is a component of shareholders' equity. The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company's results of operations.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10% of the Company's accounts receivable as of June 27, 2014.

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

  Recent Accounting Pronouncements

        In July, 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU provide explicit guidance that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and do not require new recurring disclosures. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In May 2014, The FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will be effective for the Company's first quarter of fiscal year 2018. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Balance Sheet Information

  Investments

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of June 27, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$793	$—	$793
Commercial paper	1,261	—	1,261
Corporate bonds	6	—	6
U.S. treasuries and agency bonds	—	—	—
Certificates of deposit	273	—	273
Auction rate securities	—	—	—
Equity securities	—	—	—
Other debt securities	—	—	—

	2,333	—	2,333
Trading securities	—	—	—

Total	$2,333	$—	$2,333

Included in Cash and cash equivalents			$2,309
Included in Short-term investments			20
Included in Restricted cash and investments			4
Included in Other assets, net			—

Total			$2,333

        As of June 27, 2014, the Company's Restricted cash and investments consisted of $4 million in cash and investments held as collateral at banks for various performance obligations.

        During the fourth quarter of 2014, the Company sold all of its auction rate securities and recognized an immaterial loss on the sale which is included in Other, net in the Company's Consolidated Statement of Operations.

        As of June 27, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 27, 2014.

        The fair value and amortized cost of the Company's investments classified as available-for-sale at June 27, 2014 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,332	$2,332
Due in 1 to 5 years	1	1
Due in 5 to 10 years	—	—
Thereafter	—	—

Total	$2,333	$2,333

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        As of June 28, 2013, the Company's Restricted cash and investments consisted of $79 million in cash and investments held in trust for payment of its non-qualified deferred compensation plan liabilities and $22 million in cash and investments held as collateral at banks for various performance obligations.

        As of June 28, 2013, the Company's available-for-sale securities include investments in auction rate securities. Beginning in fiscal year 2008, the Company's auction rate securities failed to settle at auction and continued to fail through June 28, 2013. Since the Company continued to earn interest on its auction rate securities at the maximum contractual rate, there were no payment defaults with respect to such securities, and they were all collateralized, the Company expected to recover the entire amortized cost basis of these auction rate securities. During fiscal year 2013, the Company did not intend to sell these securities and as of June 28, 2013, concluded it was not more likely than not that the Company would have been required to sell the securities before the recovery of their amortized cost basis. As such, as of June 28, 2013, the Company believed the impairments totaling $2 million were not other-than-temporary and therefore were recorded in Accumulated other comprehensive loss. Given the uncertainty as to when the liquidity issues associated with these securities would improve, as of June 28, 2013, these securities were classified within Other assets, net in the Company's Consolidated Balance Sheet.

        As of June 28, 2013, with the exception of the Company's auction rate securities, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 28, 2013.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Accounts Receivable, net

        The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	June 27, 2014	June 28, 2013
Accounts receivable	$1,741	$1,678
Allowance for doubtful accounts	(12)	(8)

	$1,729	$1,670

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (credit) to Operations	Deductions(a)	Assumed from LaCie S.A.	Balance at End of Period
Fiscal year ended June 29, 2012	$10	3	(3)	—	$10
Fiscal year ended June 28, 2013	$10	(2)	(1)	1	$8
Fiscal year ended June 27, 2014	$8	4	—	—	$12

(a)
Uncollectible accounts written off, net of recoveries.

  Inventories

        The following table provides details of the inventory balance sheet item:

(Dollars in millions)	June 27, 2014	June 28, 2013
Raw materials and components	$324	$213
Work-in-process	267	231
Finished goods	394	410

	$985	$854

  Other Current Assets

        The following table provides details of the other current assets balance sheet item:

(Dollars in millions)	June 27, 2014	June 28, 2013
Vendor non-trade receivables	$112	$329
Other	167	155

	$279	$484

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Property, Equipment and Leasehold Improvements, net

        The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	June 27, 2014	June 28, 2013
Land and land improvements		$45	$44
Equipment	3 – 5	7,159	6,838
Buildings and leasehold improvements	Up to 48	1,452	1,401
Construction in progress		323	261

		8,979	8,544
Less: accumulated depreciation and amortization		(6,843)	(6,275)

		$2,136	$2,269

        Depreciation expense, which includes amortization of leasehold improvements, was $748 million, $727 million and $739 million for fiscal years 2014, 2013, and 2012, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2014, 2013, and 2012, the Company capitalized interest of $7 million, $10 million and $4 million, respectively.

  Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities(a)	Unrealized Gains (Losses) on post-retirement plans	Foreign Currency Translation Adjustments	Total
Balance at June 29, 2012	$—	$(1)	$(8)	$—	$(9)
Other comprehensive income (loss) before reclassifications	—	21	(3)	1	19
Amounts reclassified from AOCI	—	(23)	—	—	(23)

Other comprehensive income (loss)	—	(2)	(3)	1	(4)

Balance at June 28, 2013	—	(3)	(11)	1	(13)
Other comprehensive income (loss) before reclassifications	(1)	1	1	8	9
Amounts reclassified from AOCI	—	2	—	—	2

Other comprehensive income (loss)	(1)	3	1	8	11

Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)

(a)
The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using the specific identification method.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

  Xyratex Ltd

        On March 31, 2014, the Company acquired all of the outstanding shares of Xyratex Ltd ("Xyratex"), a leading provider of data storage technology. The Company paid $13.25 per share, or approximately $376 million in cash for the acquisition. The acquisition of Xyratex further strengthens the Company's vertically integrated supply and manufacturing chain for disk drives and provides access to important capital requirements, as well as expands the Company's storage solutions portfolio.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in millions)	Amount
Cash and cash equivalents	$91
Accounts receivable, net	67
Inventories	111
Other current and non-current assets	28
Property, plant and equipment	55
Intangible assets	80
Goodwill	60

Total assets	492

Accounts payable and accrued expenses	(116)

Total liabilities	(116)

Total	$376

        The accounts receivables of $67 million are net of an immaterial allowance at March 31, 2014.

        The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted-Average Amortization Period
Existing technology	$23	5.5 years
Customer relationships	18	3.9 years

Total amortizable intangible assets acquired	41	4.8 years
In-process research and development	39

Total acquired identifiable intangible assets	$80

        The goodwill recognized is primarily attributable to the synergies expected to arise after the acquisition, and is not deductible for income tax purposes.

        The Company incurred a total of $10 million of expenses related to the acquisition of Xyratex in fiscal year 2014, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

        The amounts of revenue and earnings of Xyratex included in the Company's Consolidated Statement of Operations from the acquisition date are not significant.

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

        The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date:

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

        The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted-Average Amortization Period
Customer relationships	$31	5.0 years
Existing technology	1	5.0 years
Trade name	13	5.0 years

Total acquired identifiable intangible assets	$45

        In fiscal 2013, the Company recorded adjustments to the fair value of certain assets acquired and liabilities assumed with LaCie S.A. that resulted in a net increase of $1 million to Goodwill, and a corresponding decrease in Intangible assets.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The €0.12 supplement was not paid as only 94.5% of the LaCie business was acquired within six months of the acquisition date, resulting in a reversal of the contingent consideration liability which was recorded in fiscal year 2013 as a reduction of Marketing and administrative expenses of $4 million.

        The amounts of revenue and earnings of LaCie included in the Company's Consolidated Statement of Operations from the acquisition date are not significant.

        The Company deposited $72 million into an escrow account in fiscal year 2013 with the intention of acquiring the remaining publicly held shares of LaCie through public and private transactions. As of December 27, 2013, the Company had completed the acquisition of all outstanding shares. The use of this deposit in fiscal year 2013 is treated as a non-cash financing activity and excluded from the Statement of Cash Flows.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in millions)	Amount
Inventories	$141
Equipment	76
Intangible assets	580
Other assets	28

Total identifiable assets acquired	825

Warranty liability	(72)
Other liabilities	(45)

Total liabilities assumed	(117)

Net identifiable assets acquired	708
Goodwill	432

Net assets acquired	$1,140

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The amounts of revenue and earnings of the acquired assets of Samsung's HDD business included in the Company's Consolidated Statement of Operations from the acquisition date to the period ended June 29, 2012, were as follows:

(Dollars in millions)	Amount
Revenue	$970
Net income	$104

        The unaudited pro forma financial results presented below for the fiscal year ended June 29, 2012, include the effects of pro forma adjustments as if the acquisition date occurred as of the beginning of the prior fiscal year on July 3, 2010. The pro forma results combine the historical results of the Company for the fiscal year ended June 29, 2012 and the historical results of the acquired assets and liabilities of Samsung's HDD business, and include the effects of certain fair value adjustments and the elimination of certain activities excluded from the transaction. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

(Dollars in millions)	Fiscal Year Ended June 29, 2012
Revenue	$16,113
Net income	$2,761

        The pro forma results for the fiscal year ended June 29, 2012, includes an adjustment of $65 million to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 3, 2010.

4. Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
Balance as of June 29, 2012	$463
Goodwill acquired	13

Balance as of June 28, 2013	476
Goodwill acquired	60
Foreign currency translation effect	1

Balance as of June 27, 2014	$537

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In fiscal years 2014, 2013 and 2012, amortization expense for other intangible assets was $131 million, $147 million and $75 million, respectively.

        The carrying value of other intangible assets subject to amortization as of June 27, 2014, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$24	$(1)	$23	5.2 years
Customer relationships	450	(192)	258	3.3 years
Trade name	10	(1)	9	3.1 years
In-process research and development(a)	44	(17)	27	1.0 year
Other intangible assets	4	(1)	3	4.4 years

Total amortizable other intangible assets	$532	$(212)	$320	3.2 years

(a)
During the fiscal year 2014 quarter ended December 2013, the In-process research and development was completed, and the related asset was accounted for as a finite-lived intangible asset.

        The carrying value of In-process research and development not subject to amortization was $39 million on June 27, 2014.

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

        The carrying value of In-process research and development not subject to amortization was $44 million on June 28, 2013.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        As of June 27, 2014, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2015	$112
2016	89
2017	78
2018	36
2019	3
Thereafter	2

$320

5. Restructuring and Exit Costs

        During fiscal year 2014, the Company recorded restructuring charges of $24 million comprised primarily of charges related to employee termination costs associated with a reduction in force during fiscal year 2014. During fiscal years 2013 and 2012, the Company recorded restructuring and other charges of $2 million and $4 million, respectively, mainly comprised of post-employment costs associated with a number of small restructuring plans. The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

        Ang Mo Kio (AMK) Plan.    In August 2009, the Company announced that it will close its AMK manufacturing operations in Singapore. Operations at this facility had ceased as of the third quarter of fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company's Asia International Headquarters remains in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company currently estimates total restructuring charges of approximately $50 million, all in cash, including approximately $42 million for post-employment benefits, approximately $6 million for the relocation of manufacturing equipment, and approximately $2 million for other plant closure and relocation costs. From the inception of the plan the Company has recorded $48 million in restructuring charges. During fiscal year 2014, there were no cash payments or other settlements under the AMK Plan and no restructuring charges related to the plan during fiscal year 2014. Payments under the AMK plan are expected to continue through fiscal year 2016.

        2014 Plan.    During fiscal year 2014, the Company recorded employee termination costs of $16 million and made cash payments of $16 million associated with a reduction in the work force. The 2014 Plan was substantially completed during the fiscal year ended June 27, 2014.

        Other Restructuring and Exit Costs.    Through June 27, 2014, the Company has recorded other restructuring charges of approximately $124 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating to $269 million related to its acquisition of Maxtor. These plans are currently expected to result in total charges of approximately $400 million. During fiscal year 2014, the Company incurred restructuring charges of $4 million in post-employment benefits, $2 million in facility lease obligations and $2 million in other exit costs primarily related to the closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities and to other smaller restructuring plans. In addition, recorded cash

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments and other settlements of $11 million related to these plans during fiscal year 2014. Restructuring activity relating to the Milpitas, California facility was completed during the fiscal year ended June 28, 2013. Payment of these exit costs relating to the Pittsburgh, Pennsylvania facility and other smaller restructuring plans are expected to continue through the end of fiscal year 2023.

        The following table summarizes the Company's restructuring activities under all the Company's active restructuring plans for fiscal years 2014, 2013 and 2012:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at July 1, 2011	$8	$31	$—	$39
Restructuring charges	3	—	2	5
Cash payments	(8)	(8)	(2)	(18)
Adjustments	—	(1)	—	(1)

Accrual balances at June 29, 2012	3	22	—	25
Restructuring charges	1	1	1	3
Cash payments	(2)	(7)	(1)	(10)
Adjustments	—	(1)	—	(1)

Accrual balances at June 28, 2013	2	15	—	17
Restructuring charges	18	3	2	23
Cash payments	(20)	(5)	(2)	(27)
Adjustments	2	(1)	—	1

Accrual balances at June 27, 2014	$2	$12	$—	$14

        Of the accrued restructuring balance of approximately $14 million at June 27, 2014, $7 million is included in Accrued expenses and $7 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $17 million at June 28, 2013, $6 million is included in Accrued expenses and $11 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

6. Debt

  Short-Term Borrowings

        On January 18, 2011, the Company, and its subsidiary Seagate HDD Cayman entered into a Credit Agreement which provided for a $350 million senior secured revolving credit facility (the "Revolving Credit Facility"). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of June 27, 2014, no borrowings have been drawn under the Revolving Credit Facility, or were utilized for letters of credit.

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

        $800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the "Notes").    On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days' notice, at a "make-whole" premium redemption price. The "make-whole" premium redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. Seagate HDD Cayman and the Company are required to exchange the Notes for notes registered under the Securities Act of 1933, as amended, by January 30, 2015 if the Notes have not otherwise become freely transferable by that time.

        $750 million Aggregate Principal Amount of 7.75% Senior Notes due December 2018 (the "2018 Notes").    On December 14, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $750 million aggregate principal amount of the 2018 Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. During fiscal years 2014 and 2013, the Company repurchased $193 million and $513 million in aggregate principal amounts of its 2018 Notes, respectively, for cash at a premium to their principal amount, plus accrued and unpaid interest. During fiscal year 2014, the Company redeemed $44 million in aggregate principal amount of its 2018 Notes, for cash at a premium of its principal amount, plus accrued and unpaid interest. During fiscal years 2014 and 2013, the Company recorded losses on the repurchase and redemption of approximately $20 million and $75 million, respectively, which are included in Other, net in the Company's Consolidated Statements of Operations. As of June 27, 2014, the 2018 Notes were fully extinguished.

        $600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the "2020 Notes").    On May 13, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The 2020 Notes are redeemable any time prior to May 1, 2015 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2020 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2015 plus interest payments due through May 1, 2015, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2020 Notes are redeemable at any time on or after May 1, 2015 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2014, the Company repurchased $66 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $7 million, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2014, the Company repurchased $349 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $54 million, which is included in Other, net in the Company's Condensed Consolidated Statement of Operations.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025 (the "Notes").    On May 28, 2014, Seagate HDD Cayman issued $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025 (the "Notes"), which mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. The Notes are redeemable at any time, upon not less than 30 nor more than 60 days' notice, Seagate HDD may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis. Seagate HDD Cayman and the Company are required to exchange the Notes for notes registered under the Securities Act of 1933.

        Other    As part of our acquisition of LaCie S.A. during fiscal year 2013, long-term debt of $6 million was assumed. During fiscal year 2014, the long-term debt was fully repaid.

        At June 27, 2014, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2015	$—
2016	—
2017	335
2018	—
2019	800
Thereafter	2,785

$3,920

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

        The (benefit from) provision for income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
Current tax expense (benefit):
U.S. Federal	$(12)	$3	$—
U.S. State	3	10	(2)
Non-U.S.	62	50	50

Total Current	53	63	48

Deferred tax expense (benefit):
U.S. Federal	(43)	(49)	(30)
U.S. State	2	(1)	2
Non-U.S.	(26)	(20)	—

Total Deferred	(67)	(70)	(28)

(Benefit from) provision for income taxes	$(14)	$(7)	$20

        Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
U.S.	$149	$175	$137
Non-U.S	1,407	1,656	2,745

	$1,556	$1,831	$2,882

        The Company recorded $0.3 million, $1 million and $6 million of excess tax benefits associated with stock option deductions in fiscal years 2014, 2013 and 2012, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013
Deferred tax assets
Accrued warranty	$99	$112
Inventory valuation accounts	49	55
Receivable allowance	15	13
Accrued compensation and benefits	103	107
Depreciation	140	125
Restructuring accruals	4	5
Other accruals and deferred items	39	44
Net operating losses and tax credit carry-forwards	1,081	1,103
Other assets	8	6

Total deferred tax assets	1,538	1,570
Valuation allowance	(888)	(989)

Net deferred tax assets	650	581

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(14)	(14)
Acquisition-related items (DTL)	(19)	(9)
Other liabilities	(2)	(4)

Total deferred tax liabilities	(35)	(27)

Total deferred tax assets	$615	$554

As Reported on the Balance Sheet
Current assets—deferred income taxes	$126	$115
Non-current assets—deferred income taxes	499	456
Current liabilities—Accrued expenses	—	(2)
Other non-current liabilities	(10)	(15)

Total deferred income taxes	$615	$554

        The deferred tax asset valuation allowance decreased by approximately $101 million, $75 million and $82 million, in fiscal years 2014, 2013 and 2012, respectively. The valuation allowance decrease in fiscal year 2014 was primarily due to incremental future taxable income that resulted from acquisition activity.

        At June 27, 2014, the Company recorded $615 million of net deferred tax assets. The realization of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. and certain non-U.S. taxable income in future periods. Although realization is not assured, the Company's management believes that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 27, 2014, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $2.9 billion, $1.8 billion and $112 million, respectively, which will expire at various dates beginning in fiscal year 2016, if not utilized. At June 27, 2014, the Company had U.S. federal and state tax credit carryforwards of $348 million and $81 million, respectively, which will expire at various dates beginning in fiscal year 2016 if not utilized.

        As of June 27, 2014, the use of approximately $376 million and $90 million of the Company's total U.S. net operating loss and tax credit carryforwards, respectively, is subject to an aggregate annual limitation of $46 million pursuant to U.S. tax law.

        For purposes of the tax reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
Provision (benefit) at statutory rate	$389	$458	$720
Net U.S. state income tax provision	3	12	(2)
Permanent differences	3	3	1
Valuation allowance	(100)	(97)	(70)
Non-U.S. losses with no tax benefits	8	27	1
Non-U.S. earnings taxed at less than statutory rate	(313)	(414)	(645)
Other individually immaterial items	(4)	4	15

(Benefit from) provision for income taxes	$(14)	$(7)	$20

        A substantial portion of the Company's operations in Malaysia, Singapore, and Thailand operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2020. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to increase the Company's net income by approximately $289 million in fiscal year 2014 ($0.83 per share, diluted), to increase the Company's net income by approximately $338 million in fiscal year 2013 ($0.89 per share, diluted), and to increase the Company's net income by $504 million in fiscal year 2012 ($1.14 per share, diluted).

        Since establishing Irish tax residency in fiscal year 2010, the Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of June 27, 2014 was approximately $2.8 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $700 million would result.

        As of June 27, 2014 and June 28, 2013, the Company had approximately $115 million and $157 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate is $115 million and $157 million as of June 27, 2014 and June 28, 2013, respectively, subject to certain future valuation allowance reversals.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	June 29, 2012
Balance of unrecognized tax benefits at the beginning of the year	$157	$135	$128
Gross increase for tax positions of prior years	10	14	1
Gross decrease for tax positions of prior years	(64)	(4)	(3)
Gross increase for tax positions of current year	13	16	13
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statutes of limitation	(3)	(5)	(3)
Non-U.S. exchange (gain)/loss	2	1	(1)

Balance of unrecognized tax benefits at the end of the year	$115	$157	$135

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for taxes on the Consolidated Statements of Operations. During fiscal year 2014, the Company recognized net tax expense for interest and penalties of $8 million as compared to net tax expense for interest and penalties of $2 million during each fiscal year 2013 and fiscal year 2012. As of June 27, 2014, the Company had $27 million of accrued interest and penalties related to unrecognized tax benefits compared to $19 million in fiscal year 2013.

        During the 12 months beginning June 28, 2014, the Company expects that its unrecognized tax benefits could be reduced anywhere from $3 million to $50 million as a result of audit settlements and the expiration of certain statutes of limitation.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In June, 2014, the Company received the Revenue Agent's Report and Notices of Proposed Adjustments for its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. The Company's China subsidiaries are under examination by the Chinese tax administration for years 2004 through 2012. These examinations may result in proposed adjustments to the income taxes as filed during these periods. The Company believes that it has adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on the Company's financial results. In this case, the Company would consider pursuing all possible remedies available, including appeals, judicial review and competent authority.

        The Company is no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2004. The Company believes it has provided adequately for all reasonable outcomes.

8. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denominated liabilities. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized losses on cash flow hedges was $1 million as of June 27, 2014 and nil as of June 28, 2013.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2014, 2013, and 2012. As of June 27, 2014, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

        The following tables show the total notional value of the Company's outstanding foreign currency forward exchange contracts as of June 27, 2014 and June 28, 2013:

	As of June 27, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$143
British Pound Sterling	25	—
Malaysian Ringitt	9	—

	$34	$143

	As of June 28, 2013
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$20
Singapore dollars	—	—
Chinese renminbi	—	—
Czech koruna	—	—

	$—	$20

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of June 27, 2014, the notional investments underlying the TRS amounted to $90 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of June 27, 2014 and June 28, 2013:

	As of June 27, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$5		$—

	As of June 28, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)

Total derivatives		$—		$(1)

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended June 27, 2014:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(1)	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$—

(a)
The amounts of gains or losses recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge effectiveness were immaterial for the fiscal year ended June 27, 2014.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended June 28, 2013:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$—	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$3

(a)
The amounts of gains or losses recognized in income related to the ineffective portion of the hedging relationships and to the amount excluded from the assessment of hedge effectiveness were immaterial for the fiscal year ended June 28, 2013.

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

SEAGATE TECHNOLOGY PLC

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

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 27, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$793	$—	$—	$793
Commercial paper	—	1,261	—	1,261
U.S. treasuries and agency bonds	—	—	—	—
Certificates of deposit	—	269	—	269
Corporate bonds	—	6	—	6
Other debt securities	—	—	—	—
Equity securities	—	—	—	—

Total cash equivalents and short-term investments	793	1,536	—	2,329

Restricted cash and investments:
Mutual Funds	—	—	—	—
Other debt securities	—	4	—	4
Auction rate securities	—	—	—	—
Derivative assets	—	5	—	5

Total assets	$793	$1,545	$—	$2,338

Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total return swap	—	—	—	—

Total liabilities	$—	$—	$—	$—

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$793	$1,516	$—	$2,309
Short-term investments	—	20	—	20
Restricted cash and investments	—	4	—	4
Other current assets	—	—	—	—
Other assets, net	—	5	—	5

Total assets	$793	$1,545	$—	$2,338

Liabilities:
Accrued expenses	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

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

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of June 27, 2014, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        As of June 27, 2014, we had no Level 3 assets due to the sale of our auction rate securities. As of June 28, 2013, the Company's Level 3 assets consisted of auction rate securities with a par value of $17 million, all of which were collateralized by student loans guaranteed by the Federal Family Education Loan Program. Beginning in fiscal year 2008, these securities failed to settle at auction and continued to fail until they were all sold in the fourth quarter of fiscal year 2014. Since there was no active market for these securities, the Company valued them using a discounted cash flow model. The valuation model was based on the income approach and reflected both observable and significant unobservable inputs.

        The Company's auction rate securities were measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3). The fair value of the Company's auction rate securities for the fiscal year ended June 28, 2013 totaled $15 million.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Non-Recurring Basis

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at June 27, 2014 and June 28, 2013 totaled $46 million and $66 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

        During the fiscal years 2014, 2013 and 2012, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $2 million, $5 million and $7 million, respectively, in order to write down the carrying amount of the investment to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by using the market approach, which was then used to estimate the applicable portion of the fair value of its underlying intellectual property assets.

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value of the Company's debt is derived using the closing price of the same debt instruments as of the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs. Accordingly, these fair value measurements are categorized as Level 2. The following table presents the fair value and amortized cost of the Company's debt in order of maturity:

	June 27, 2014		June 28, 2013
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$335	$374	$335	$370
3.75% Senior Notes due November 2018	800	820	—	—
7.75% Senior Notes due December 2018	—	—	238	259
6.875% Senior Notes due May 2020	534	578	600	644
7.00% Senior Notes due November 2021	251	284	600	645
4.75% Senior Notes due June 2023	1,000	1,009	1,000	938
4.75% Senior Notes due January 2025	1,000	995	—	—
Other	—	—	4	4

	3,920	4,060	2,777	2,860
Less short-term borrowings and current portion of long-term debt	—	—	(3)	(3)

Long-term debt, less current portion	$3,920	$4,060	$2,774	$2,857

10. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 326,539,322 shares were outstanding as of June 27, 2014, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of June 27, 2014.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        As of June 27, 2014, $1.5 billion remained available for repurchase under the existing repurchase authorization limit.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth information with respect to repurchases of the Company's ordinary shares during fiscal year 2014, 2013 and 2012:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through July 1, 2011	89	$1,406
Repurchased in fiscal year 2012(a)	101	2,426

Cumulative repurchased through June 29, 2012	190	3,832
Repurchased in fiscal year 2013	54	1,654

Cumulative repurchased through June 28, 2013	244	5,486
Repurchased in fiscal year 2014	41	1,912

Cumulative repurchased through June 27, 2014	285	$7,398

(a)
Includes 21 million shares of repurchases for $305 million under the January 2010 Anti-Dilution Share Repurchase Program.

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

        Seagate Technology plc 2012 Equity Incentive Plan (the "EIP").    On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27.0 million ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the "SCP") as of the effective date of the EIP (which was equal to 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the "Share Reserve"). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, "Full-Value Share Awards") will generally be counted against the Share Reserve as two and one-tenth shares for every one share granted. As of June 27, 2014, there were approximately 15.7 million ordinary shares available for issuance under the EIP.

        Seagate Technology plc 2004 Share Compensation Plan (the "SCP").    A maximum of 63.5 million ordinary shares were issuable under the SCP, including 10.0 million authorized for issuance of share awards and restricted units. On November 4, 2011, the Company filed Post-Effective Amendment No. 1 to deregister 11.0 million ordinary shares that remained available for grant as of October 27, 2011 under the SCP and no shares have been granted from the SCP subsequent to that date.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Seagate Technology plc Stock Purchase Plan (the "ESPP").    There are 50.0 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75.0 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of June 27, 2014 there were approximately 10.2 million ordinary shares available for issuance under the ESPP.

        i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan").    In October 2010, i365, Inc. ("i365"), a wholly owned subsidiary of the Company, adopted the i365, Inc. 2010 Equity Incentive Plan (the "i365 Plan"). A maximum of 5.0 million shares of i365's common stock are issuable under the i365 Plan. Options granted to employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. The compensation expense associated with options granted to date under the i365 Plan was not material for fiscal years 2014, 2013, and 2012, respectively.

        LyveMinds Inc. 2012 Equity Incentive Plan (the "LyveMinds Plan").    On October 19, 2012, LyveMinds Inc., a majority-owned subsidiary of the Company, adopted the LyveMinds Inc. 2012 Equity Incentive Plan (the "LyveMinds Plan"). A maximum of 31.9 million shares of LyveMinds' common stock are issuable under the LyveMinds Plan to employees, directors, and consultants of LyveMinds. Options granted to LyveMinds employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. LyveMinds, Inc. adopted the Amended and Restated 2012 Equity Incentive Plan on March 26, 2014 in connection with LyveMinds' reincorporation as a Delaware corporation. The compensation expense associated with options granted to date under the LyveMinds Plan was not material for fiscal years 2014, 2013, and 2012, respectively.

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

        The Company granted performance awards to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors, including market based performance goals. A single award represents the right to receive a single ordinary share of the Company. During fiscal year 2014, 2013 and 2012, the Company granted 0.4 million, 0.7 million and 0.6 million performance awards, respectively, where performance is measured based on a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the "TSR/ROIC" awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

        The Company also granted 0.3 million, 0.3 million and 0.6 million performance awards during fiscal years 2014, 2013 and 2012 respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (the "AEPS" awards). These awards have a maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

        During fiscal year 2014, the Company did not grant any performance-based options and performance based restricted share units to its CEO. In fiscal year 2013, the Company granted 0.2 million performance-based options and 0.1 million performance-based restricted share units to its CEO which are based on the attainment of a minimum 40% TSR (the "40% TSR" awards). The 40% TSR awards cliff vest after three years, contingent upon continued service and the attainment of a minimum 40% TSR, inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Fair Value—The fair value of the Company's nonvested awards and performance awards subject to an AEPS condition for fiscal years 2014, 2013, and 2012, is the price of the Company's shares on the grant date. The weighted average grant date fair value of awards granted are as follows:

	Fiscal Years
	2014	2013	2012
Nonvested awards:
Weighted-average fair value	$41.18	$30.26	$13.14
Performance awards:
Weighted-average fair value	$48.69	$30.01	$11.16

        The fair value of the Company's shares related to options granted to employees, shares issued from the ESPP and performance awards subject to TSR/ROIC conditions for fiscal years 2014, 2013, and 2012 were estimated using the following assumptions:

	Fiscal Years
	2014	2013	2012
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	35 – 41%	41 – 53%	49 – 53%
Weighted-average volatility	40%	52%	50%
Expected dividend rate	3.1% – 3.8%	3.6 – 5.8%	3.8 – 6.5%
Weighted-average expected dividend rate	3.7%	4.4%	5.9%
Risk-free interest rate	1.2 – 1.4%	0.5 – 1.1%	0.6 – 0.9%
Weighted-average fair value	$10.41	$8.96	$3.61
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	34 – 36%	38 – 46%	45 – 54%
Weighted-average volatility	35%	42%	49%
Expected dividend rate	3.3 – 3.5%	2.2 – 4.2%	3.9 – 5.2%
Weighted-average expected dividend rate	3.4%	3.2%	4.7%
Risk-free interest rate	0.1%	0.1%	0.1 – 0.2%
Weighted-average fair value	$10.46	$7.74	$4.89
Performance restricted share awards subject to market condition
Expected term (in years)	3.00	2.98	2.96
Weighted-average volatility	46%	48%	65%
Expected dividend rate	3.8%	4.3%	6.4%
Risk-free interest rate	0.9%	0.3%	0.3%
Weighted-average fair value	$37.51	$26.41	$10.05

  Stock Compensation Expense

        The Company recorded $118 million, $76 million and $51 million of share-based compensation during fiscal years 2014, 2013, and 2012, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at June 28, 2013	9.5	$14.60	3.8	$286
Granted	0.9	$42.54
Exercised	(3.9)	$12.64
Forfeitures	(0.1)	$23.37
Expirations	—	$—

Outstanding at June 27, 2014	6.4	$19.80	3.8	$238

Vested and expected to vest at June 27, 2014	6.2	$19.40	3.8	$231

Exercisable at June 27, 2014	3.5	$11.56	2.6	$157

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at June 27, 2014. During fiscal years 2014, 2013, and 2012, the aggregate intrinsic value of options exercised under the Company's stock option plans was $140 million, $272 million and $245 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2014 was approximately $12 million.

        At June 27, 2014, the total compensation cost related to options granted to employees but not yet recognized was approximately $20 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Awards Activity

        The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Nonvested at June 28, 2013	5.4	$22.07
Granted	3.5	$41.18
Forfeitures	(0.2)	$28.69
Vested	(1.7)	$20.36

Nonvested at June 27, 2014	7.0	$32.05

        At June 27, 2014, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $164 million, net of estimated forfeitures of approximately

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$11 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal year 2014 was approximately $73 million.

  Performance Awards

        The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance units at June 28, 2013	2.6	$18.44
Granted	0.7	$42.50
Forfeitures	—	$—
Vested	(0.6)	$14.55

Performance units at June 27, 2014	2.7	$25.43

        At June 27, 2014, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $52 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3.0 years.

  ESPP

        During fiscal years 2014, 2013 and 2012, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $26 million, $17 million and $17 million respectively. At June 27, 2014, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2014, the Company issued 1.7 million ordinary shares with a weighted-average purchase price of $31.95 per share.

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $4,500 per participating employee. During fiscal years 2014, 2013, and 2012, the Company made matching contributions of $16 million, $14 million and $13 million, respectively.

  Deferred Compensation Plan

        On January 1, 2001, the Company adopted the SDCP for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. In the quarter ended December 27, 2013, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. See "Note 8. Derivative Financial Instruments" contained in this report for additional information about the TRS.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Through the second quarter of fiscal year 2014, the Company's assets designated to pay benefits under the plan were held by a rabbi trust. The assets and liabilities of a rabbi trust were accounted for as assets and liabilities of the Company. As of June 28, 2013, the assets held in the rabbi trust were approximately $79 million and were included in Restricted cash and investments in the Consolidated Balance Sheets. The deferred compensation obligation related to the rabbi trust included in Accrued expenses on the accompanying Consolidated Balance Sheets was approximately $87 million as of June 28, 2013.

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	June 27, 2014	June 28, 2013	June 29, 2012
Numerator:
Net income attributable to Seagate Technology plc	$1,570	$1,838	$2,862

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	337	370	426
Weighted-average effect of dilutive securities:
Employee equity award plans	10	12	15

Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	347	382	441

Net income per share attributable to Seagate Technology plc shareholders:
Basic	$4.66	$4.97	$6.72
Diluted	$4.52	$4.81	$6.49

        The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(In millions)	June 27, 2014	June 28, 2013	June 29, 2012
Employee equity award plans	—	—	7

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

        In fiscal years 2014, 2013 and 2012, Dell Inc. accounted for approximately 13%, 13% and 15% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 13%,

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10% and 14% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

        Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
(In millions)	June 27, 2014	June 28, 2013	June 29, 2012
Revenue from external customers(a):
Singapore	$6,828	$7,429	$7,847
United States	3,679	3,620	3,845
The Netherlands	2,652	2,804	3,089
Other	565	498	158

Consolidated	$13,724	$14,351	$14,939

Long-lived assets:
Singapore	$788	$881	$868
Thailand	398	398	409
United States	500	427	318
China	167	212	270
Malaysia	146	129	144
Other	680	852	928

Consolidated	$2,679	$2,899	$2,937

(a)
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

  Intellectual Property Litigation

        Convolve, Inc. ("Convolve") and Massachusetts Institute of Technology ("MIT") v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York, alleging infringement of U.S. Patent Nos. 4,916,635 (the "'635 patent") and U.S. Patent No. 5,638,267 (the "'267 patent"), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473 (the "'473 patent"). The district court ruled in 2010 that the '267 patent was out of the case.

        On August 16, 2011, the district court granted in part and denied in part the Company's motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court's summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the '635 patent are invalid; 2) reversed and vacated the district court's summary judgment of non-infringement with respect to the '473 patent; and 3) remanded the case for further proceedings on the '473 patent. On July 11, 2014, the district court issued its ruling on the Company's summary judgment motion regarding Convolve's only remaining cause of action, which alleged infringement of the '473 patent; the court granted the motion and directed the clerk of the court to close the case. The court entered judgment in favor of the Company on July 14, 2014. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. The Company believes the claims are without merit and intends to vigorously defend this case. On March 31, 2014, the district court granted Seagate's summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

        Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same—On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission ("ITC") seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended ("Section 337"). The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. On March 21, 2014, the Administrative Law Judge ("ALJ") issued an Initial Determination in favor of Seagate and LSI. On July 21, 2014, the Commission

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gave notice that it had determined to affirm in part, reverse in part and vacate in part the ALJ's Initial Determination; the Commission found that no violation of Section 337 by Seagate or LSI has occurred based on findings that certain of the patent claims at issue were invalid, and that Realtek failed to show the existence of an industry in the U.S. that exploits the patent. In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

        Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, "Cryptographic Device," and U.S. Patent No. 7,900,057, "Cryptographic Serial ATA Apparatus and Method." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys' fees, and other relief. The trial is scheduled to begin May 9, 2016. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at June 27, 2014 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2015	$42
2016	31
2017	21
2018	15
2019	22
Thereafter	69

$200

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $39 million, $35 million and $34 million for fiscal years 2014, 2013 and 2012, respectively. Total sublease rental income for fiscal years 2014, 2013 and 2012 was $2 million, $4 million and $6 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of June 27, 2014, total future lease income to be recognized for the Company's existing subleases is approximately $5 million.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the 2006 acquisition of Maxtor. As of June 27, 2014, the Company had a $4 million adverse leasehold interest related to leases acquired from Maxtor. The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $5 million and $9 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at June 27, 2014 and June 28, 2013, respectively.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $189 million at June 27, 2014.

        LSI Asset Acquisition.    On May 29, 2014, the Company and Avago Technologies Limited, a leading semiconductor device supplier to the enterprise storage, wired, wireless and industrial end markets, announced that they had entered into a definitive asset purchase agreement under which the Company will acquire the assets of LSI's Accelerated Solutions Division ("ASD") and Flash Components Division ("FCD") from Avago for $450 million in cash. The acquisition strengthens the Company's strategy to deliver a full suite of storage solutions, by providing it with established Enterprise PCIe flash and SSD controller capabilities to deliver solutions for the growing flash storage market. The transaction is expected to close in the first quarter of fiscal year 2015, subject to the satisfaction of customary closing conditions and the receipt of certain regulatory approvals, including those required by the Hart-Scott-Rodino Antitrust Improvements Act. Because the transaction was pending at the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, certain disclosures required by ASC Topic 805 Business Combinations have not been made herein.

16. Guarantees

  Indemnifications to Officers and Directors

        On May 4, 2009, Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Seagate-Cayman"), then the parent company, entered into a new form of indemnification agreement (the "Revised Indemnification Agreement") with its officers and directors of Seagate-Cayman and its subsidiaries (each, an "Indemnitee"). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee's indemnification rights under Seagate-Cayman's Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Caymans' request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee's duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee's conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

        On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the "Company") and Seagate-Cayman became a

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the "Redomestication"). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the "Deed of Indemnity"), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a "Deed Indemnitee"), in addition to any of a Deed Indemnitee's indemnification rights under the Company's Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company's product warranty liability during the fiscal years ended June 27, 2014, June 28, 2013 and June 29, 2012 were as follows:

	Fiscal Years Ended
(In millions)	June 27, 2014	June 28, 2013	June 29, 2012
Balance, beginning of period	$320	$363	$348
Warranties issued	177	193	169
Repairs and replacements	(228)	(276)	(284)
Changes in liability for pre-existing warranties, including expirations	1	37	58
Warranty liability assumed from acquisitions	3	3	72

Balance, end of period	$273	$320	$363

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Related Party Transactions

        In connection with the Company's acquisition of the Samsung HDD business, Samsung became a shareholder of the Company and appointed one of its executives to the Company's Board of Directors.

        Samsung Electronics Co. Ltd. ("Samsung") The Company recorded revenue of $216 million, $413 million and $407 million from sales to Samsung for fiscal year 2014, 2013 and 2012, respectively. The Company made payments to Samsung in fiscal years 2014, 2013 and 2012 of $318 million, $393 million and $102 million, respectively, related to purchases of components and services. The Company had accounts payable to Samsung of $34 million and $48 million at June 27, 2014 and June 28, 2013, respectively. The Company had accounts receivable from Samsung of $25 million and $49 million at June 27, 2014 and June 28, 2013, respectively.

        Microsoft Corporation ("Microsoft") During the years presented (through March 2014), the Company's Chairman and Chief Executive Officer also served on the board of Microsoft. The Company recorded revenue of $208 million, $141 million and $54 million from sales to Microsoft for fiscal years 2014, 2013 and 2012, respectively. The Company made payments to Microsoft in fiscal years 2014, 2013 and 2012 of $1 million, $2 million and $24 million, respectively, related to purchases of licensed software. The Company had accounts receivable from Microsoft of $35 million and $33 million at June 27, 2014 and June 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 27, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at June 27, 2014 and June 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seagate Technology plc's internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 7, 2014 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 7, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of June 27, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 27, 2014 and our report dated August 7, 2014 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

San Jose, California
August 7, 2014

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see "Part II, Item 6. Selected Financial Data."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of June 27, 2014.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on our evaluation under the 1992 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 27, 2014. The effectiveness of our internal control over financial reporting as of June 27, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors)

Date: August 7, 2014

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2014 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 7, 2014
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 7, 2014
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Senior Vice President, Finance, Treasurer and Principal Accounting Officer (Principal Accounting Officer)	August 7, 2014
/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 7, 2014

Signature	Title	Date

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 7, 2014
/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 7, 2014
/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 7, 2014
/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 7, 2014
/s/ SEH-WOONG JEONG (Dr. Seh-Woong Jeong)	Director	August 7, 2014
/s/ LYDIA M. MARSHALL (Lydia M. Marshall)	Director	August 7, 2014
/s/ KRISTEN M. ONKEN (Kristen M. Onken)	Director	August 7, 2014
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 7, 2014
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 7, 2014
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 7, 2014

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010
2.2	Agreement and Plan of Merger, dated as of December 21, 2013, among Seagate Technology International, Phoenix Acquisition Ltd and Xyratex Ltd.	8-K	001-31560	2.1	12/23/2013
3.1	Memorandum and Articles of Association of Seagate Technology plc, as amended and restated by Special Resolution dated October 30, 2013	8-K	001-31560	3.1	11/1/2013
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010
4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.1	8/20/2010
4.2	Indenture dated September 20, 2006 among Seagate Technology, Seagate Technology HDD Holdings and U.S. Bank National Association	8-K	001-31560	4.1	9/21/2006
4.3	Forms of Global Note for the Senior Notes due 2011 and Senior Notes due 2016 of Seagate Technology HDD Holdings issued pursuant to the Indenture	8-K	001-31560	4.1	9/21/2006
4.4	First Supplemental Indenture, dated as of March 1, 2010, among Seagate Technology HDD Holdings, Seagate HDD Cayman, Seagate Technology and U.S. Bank National Association, as trustee, amending and supplementing the Indenture, dated as of September 20, 2006, among Seagate Technology HDD Holdings, Seagate Technology and U.S. Bank National Association, as trustee	8-K	001-31560	10.2	3/3/2010
4.5	Supplemental Indenture, dated as of July 3, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as original guarantor, Seagate Technology plc, as successor guarantor, and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 13, 2010, among Seagate HDD Cayman, as issuer, Seagate Technology, as guarantor, and Wells Fargo Bank, National Association, as trustee	8-K	001-31560	10.1	7/6/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Indenture dated as of May 13, 2010, among Seagate HDD Cayman, as Issuer, Seagate Technology, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/14/2010
4.7	Form of 6.875% Senior Note due 2020	8-K	001-31560	4.1	5/14/2010
4.8	Registration Rights Agreement dated as of May 13, 2010, among Seagate HDD Cayman, Seagate Technology and Morgan Stanley & Co. Incorporated and Banc of America Securities LLC	8-K	001-31560	4.3	5/14/2010
4.9	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/18/2011
4.10	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	5/18/2011
4.11	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	5/18/2011
4.12	Fourth Supplemental Indenture, dated as of February 7, 2012, among Seagate Technology International, as issuer, Seagate Business Centre (UK) Limited and Wells Fargo Bank, National Association, as trustee, amending and supplementing the Indenture, dated as of May 1, 2009, among Seagate Technology International, as issuer, Seagate Technology and the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee	10-K	001-31560	4.20	8/8/2012
4.13	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.2	5/22/2013
4.14	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.15	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.1	11/5/2013
4.16	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	11/5/2013
4.17	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014
4.18	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
10.1+	Fifth Amended and Restated Seagate Technology Executive Officer Severance and Change in Control Plan					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.1	8/20/2010
10.3+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010
10.4(a)+	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-31560	10.4(b)	5/6/2009
10.4(b)+	Form of Deed of Indemnity between Seagate Technology plc and the director or company secretary named therein	8-K	001-31560	10.1	7/29/2010
10.5+	Seagate Technology Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1	11/1/2013
10.6+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010
10.7+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009
10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.9+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.16	8/20/2010
10.10+	Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.20	2/10/2009
10.11+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.12+	Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010
10.13+	Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.14	Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010
10.15	Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.2	7/6/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, The Bank of Nova Scotia, as Administrative Agent, Morgan Stanley Senior Funding, Inc., Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication Agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011
10.17	U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.48	2/3/2011
10.18	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011
10.19	U.S. Pledge Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.50	2/3/2011
10.20	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.21	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., Seagate Technology International and Seagate Technology plc dated April 19, 2011	10-K	001-31560	10.53	8/17/2011
10.22	Intellectual Property Agreement by and between Samsung Electronics Co., Ltd. and Seagate Technology International dated April 19, 2011	10-K	001-31560	10.54	8/17/2011
10.23	Shareholder Agreement by and between Seagate Technology plc and Samsung Electronics Co., Ltd. dated as of April 19, 2011	10-K	001-31560	10.55	8/17/2011
10.24+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011
10.25+	Seagate Technology plc 2012 Equity Incentive Plan	10-Q	001-31560	10.57	10/27/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26+	2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors)	10-K	001-31560	10.28	8/8/2013
10.27	Supplement No. 1, dated February 7, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012
10.28	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012
10.29	Supplement No. 2, dated February 22, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012
10.30	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012
10.31	Supplement No. 3, dated March 19, 2012, to the U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012
10.32	Supplement No. 3, dated March 19, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012
10.33+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an effective date of October 24, 2012	10-K	001-31560	10.52	8/8/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Executive Performance Unit Agreement.	10-K	001-31560	10.37	8/8/2013
10.35+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Restricted Share Unit Agreement.	10-K	001-31560	10.38	8/8/2013
10.36+	Seagate Technology Public Limited Company 2012 Equity Incentive Plan Option Agreement.	10-K	001-31560	10.39	8/8/2013
10.37+	Seagate Technology plc Amended and Restated Employee Stock Purchase Plan					X
10.38+	First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/5/2010
10.39+	Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.40+	Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.41	Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	5/1/2013
10.42+	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.2	5/1/2013
10.43+	Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an effective date of October 30, 2013	10-K	001-31560	10.46	8/7/2013
10.44+	Offer Letter, dated as of February 6, 2014, by and between Seagate Technology and Jamie Lerner	8-K	001-31560	10.1	2/24/2014
10.45	Share Redemption Agreement between Seagate Technology plc and Samsung Electronics Co., Ltd.	8-K	001-31560	10.1	10/8/2013
10.46	Amendment and Termination Agreement, between Seagate Technology plc and Samsung Electronics Co., Ltd.	8-K	001-31560	10.2	10/8/2013
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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