Form 10-Q
period 2014-10-03
Seagate Technology plc
filed 2014-11-03
CIK 1137789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2014

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

As of October 27, 2014, 327,238,884 shares of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 3, 2014	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,190	$2,634
Short-term investments	11	20
Restricted cash and investments	4	4
Accounts receivable, net	1,909	1,729
Inventories	1,071	985
Deferred income taxes	125	126
Other current assets	273	279
Total current assets	5,583	5,777
Property, equipment and leasehold improvements, net	2,156	2,136
Goodwill	873	537
Other intangible assets, net	468	359
Deferred income taxes	499	499
Other assets, net	186	184
Total Assets	$9,765	$9,492
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,740	$1,549
Accrued employee compensation	245	296
Accrued warranty	145	148
Accrued expenses	466	405
Total current liabilities	2,596	2,398
Long-term accrued warranty	128	125
Long-term accrued income taxes	87	90
Other non-current liabilities	199	127
Long-term debt	3,809	3,920
Total Liabilities	6,819	6,660
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,580	5,511
Accumulated other comprehensive loss	(15)	(2)
Accumulated deficit	(2,619)	(2,677)
Total Seagate Technology plc Shareholders’ Equity	2,946	2,832
Noncontrolling interest	—	—
Total Equity	2,946	2,832
Total Liabilities and Equity	$9,765	$9,492

The information as of June 27, 2014 was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2014.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 3, 2014	September 27, 2013
Revenue	$3,785	$3,489
Cost of revenue	2,734	2,514
Product development	342	294
Marketing and administrative	216	181
Amortization of intangibles	31	20
Restructuring and other, net	6	2
Total operating expenses	3,329	3,011
Income from operations	456	478
Interest income	1	5
Interest expense	(54)	(44)
Other, net	(11)	1
Other expense, net	(64)	(38)
Income before income taxes	392	440
Provision for income taxes	11	13
Net income	381	427
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Seagate Technology plc	$381	$427
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$1.17	$1.20
Diluted	1.13	1.16
Number of shares used in per share calculations:
Basic	327	357
Diluted	337	368
Cash dividends declared per Seagate Technology plc ordinary share	$0.43	$0.38

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	October 3, 2014	September 27, 2013
Net income	$381	$427
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(3)	1
Less: reclassification for amounts included in net income	—	—
Net change	(3)	1
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	1
Less: reclassification for amounts included in net income	—	—
Net change	—	1
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—
Less: reclassification for amounts included in net income	—	—
Net change	—	—
Foreign currency translation adjustments	(10)	5
Total other comprehensive income (loss), net of tax	(13)	7
Comprehensive income	368	434
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Seagate Technology plc	$368	$434

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 3, 2014	September 27, 2013
OPERATING ACTIVITIES
Net income	$381	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	228
Share-based compensation	42	27
Deferred income taxes	2	(1)
Gain on sale of property and equipment	—	(2)
Loss on repurchase of debt	14	—
Other non-cash operating activities, net	(2)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(179)	49
Inventories	(49)	(17)
Accounts payable	183	47
Accrued employee compensation	(51)	(115)
Accrued expenses, income taxes and warranty	29	37
Vendor non-trade receivables	21	—
Other assets and liabilities	(7)	(2)
Net cash provided by operating activities	602	682
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(172)	(161)
Purchases of short-term investments	(5)	(87)
Sales of short-term investments	—	49
Maturities of short-term investments	14	32
Cash used in acquisition of business	(450)	—
Other investing activities, net	(6)	(19)
Net cash used in investing activities	(619)	(186)
FINANCING ACTIVITIES
Repurchase of long-term debt	(124)	—
Repurchases of ordinary shares	(183)	(182)
Dividends to shareholders	(140)	(135)
Proceeds from issuance of ordinary shares under employee stock plans	39	39
Other financing activities, net	(12)	(4)
Net cash used in financing activities	(420)	(282)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7)	2
(Decrease) increase in cash and cash equivalents	(444)	216
Cash and cash equivalents at the beginning of the period	2,634	1,708
Cash and cash equivalents at the end of the period	$2,190	$1,924

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended October 3, 2014

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 27, 2014	$2,832	327	$—	$5,511	$(2)	$(2,677)	$2,832	$—
Net income	381					381	381	—
Other comprehensive income	(13)				(13)		(13)
Issuance of ordinary shares under employee stock plans	39	3		39			39
Repurchases of ordinary shares	(183)	(3)				(183)	(183)
Dividends to shareholders	(140)					(140)	(140)
Share-based compensation	42			42			42
Other	(12)			(12)			(12)
Balance at October 3, 2014	$2,946	327	$—	$5,580	$(15)	$(2,619)	$2,946	$—

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Organization

The Company is a leading provider of electronic data storage solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives are used as the primary medium for storing electronic data. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”) and solid state drives (“SSD”).

The Company’s products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where its products are designed primarily for desktop and mobile computing; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems and digital media systems.

The Company continues to make strategic investments in order to expand its storage solutions, enter new market adjacencies, and expand our technical expertise. As a result of recent acquisitions, the Company’s product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing (“HPC”) data storage solutions. The Company’s storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. The Company’s modular subsystem architecture allows it to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

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

The Company’s Consolidated Financial Statements for the fiscal year ended June 27, 2014, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 7, 2014. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its Consolidated Financial Statements as of June 27, 2014, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 3, 2014, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2015. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended October 3, 2014 and September 27, 2013 consisted of 14 weeks and 13 weeks, respectively.  Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015.

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2014, as filed with the SEC on August 7, 2014 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, The FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will be effective for the Company’s first quarter of fiscal year 2018. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of October 3, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$558	$—	$558
Commercial paper	1,077	—	1,077
Corporate bonds	11	—	11
Certificates of deposit	260	—	260
	$1,906	$—	$1,906

Included in Cash and cash equivalents			$1,891
Included in Short-term investments			11
Included in Restricted cash and investments			4
Total			$1,906

As of October 3, 2014, the Company’s Restricted cash and investments consisted of $4 million in cash and investments held as collateral at banks for various performance obligations.

As of October 3, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of October 3, 2014.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at October 3, 2014, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$1,900	$1,900
Due in 1 to 5 years	6	6
Thereafter	—	—
Total	$1,906	$1,906

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 27, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$793	$—	$793
Commercial paper	1,261	—	1,261
Corporate bonds	6	—	6
Certificates of deposit	273	—	273
Total	$2,333	$—	$2,333

Included in Cash and cash equivalents			$2,309
Included in Short-term investments			20
Included in Restricted cash and investments			4
Total			$2,333

As of June 27, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 27, 2014.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	October 3, 2014	June 27, 2014
Raw materials and components	$313	$324
Work-in-process	314	267
Finished goods	444	394
	$1,071	$985

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	October 3, 2014	June 27, 2014
Property, equipment and leasehold improvements	$9,135	$8,979
Accumulated depreciation and amortization	(6,979)	(6,843)
	$2,156	$2,136

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirements	Foreign currency translation adjustments	Total
Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(10)	(13)
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	(3)	—	—	(10)	(13)
Balance at October 3, 2014	$(4)	$—	$(10)	$(1)	$(15)

Balance at June 28, 2013	$—	$(3)	$(11)	$1	$(13)
Other comprehensive income (loss) before reclassifications	1	1	—	5	7
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	1	1	—	5	7
Balance at September 27, 2013	$1	$(2)	$(11)	$6	$(6)

(a) The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

On January 18, 2011, the Company and its subsidiary, Seagate HDD Cayman, entered into a Credit Agreement which provided a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”). On April 30, 2013, the Company and Seagate HDD Cayman entered into the Second Amendment to the Credit Agreement which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility matures in April 2018, and is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of October 3, 2014, no borrowings had been drawn under the Revolving Credit Facility or had been utilized for letters of credit.

Long-Term Debt

$600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company’s significant subsidiaries.  During the September 2014 quarter, the Company repurchased $4 million aggregate principal amount of its 2016 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest.  The Company recorded a loss on the repurchase of approximately of $0.5 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”).  The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

 $600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2014 quarter, the Company repurchased $28 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately of $2 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2014 quarter, the Company repurchased $79 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately of $11 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

 $1 billion Aggregate Principal Amount of 4.75%  Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”).  The interest on the Notes is payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. The issuer under the 2025 Notes is Seagate HDD Cayman and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

At October 3, 2014, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$—
2016	—
2017	331
2018	—
2019	800
Thereafter	2,678
$3,809

4.              Income Taxes

The Company’s income tax provision of $11 million in the three months ended October 3, 2014 included approximately $2 million net discrete tax benefits primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three months ended October 3, 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the three months ended October 3, 2014, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $1 million to $114 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $114 million at October 3, 2014, subject to certain future valuation allowance reversals. During the 12 months beginning October 4, 2014, the Company expects that its unrecognized tax benefits could be reduced anywhere from $3 million to $50 million as a result of audit settlements and the expiration of certain statutes of limitation.

The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In June 2014, the Company received the Revenue Agent’s Report and Notices of Proposed Adjustments for its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. The Company’s China subsidiaries are under examination by the Chinese tax administration for years 2004 through 2012. These examinations may result in proposed adjustments to the income taxes as filed during these periods. The Company believes that it has adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on the Company’s financial results. In this case, the Company would consider pursuing all possible remedies available, including appeals, judicial review and competent authority.

The Company’s income tax provision of $13 million in the three months ended September 27, 2013 included approximately $3 million of net discrete tax expense primarily associated with enacted tax legislation.

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

5.              Acquisitions

LSI’s Flash Business

On September 2, 2014, the Company completed the acquisition of certain assets and liabilities of LSI Corporation’s (“LSI”) Accelerated Solutions Division and Flash Components Division (collectively, the “Flash Business”) from Avago Technologies Limited for $450 million in cash.   The transaction is expected to strengthen Seagate’s strategy to deliver a full suite of storage solutions, providing Seagate with established enterprise PCIe flash and SSD controller capabilities to deliver solutions for the growing flash storage market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in millions)	Amount
Inventories	$37
Property, plant and equipment	22
Intangible assets	141
Other assets	6
Goodwill	337
Total assets	543
Liabilities	(93)
Total liabilities	(93)
Total	$450

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the weighted-average period over which intangible assets within each category will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Existing technology	$84	3.5 years
Customer relationships	40	3.8 years
Trade names	17	4.5 years
Total acquired identifiable intangible assets	$141

The goodwill recognized is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities, and is not deductible for income tax purposes.

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business during the September 2014 quarter, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

The amounts of revenue and earnings of LSI’s Flash Business included in the Company’s Consolidated Statement of Operations from the acquisition date are not significant.

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

The accounts receivable of $67 million are net of an immaterial allowance at March 31, 2014.

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the weighted-average period over which intangible assets within each category will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Existing technology	$23	5.5 years
Customer relationships	18	3.9 years
Total amortizable intangible assets acquired	41	4.8 years
In-process research and development	39
Total acquired identifiable intangible assets	$80

The goodwill recognized is primarily attributable to the synergies expected to arise from the acquisition, and is not deductible for income tax purposes.

The Company incurred a total of $10 million of expenses related to the acquisition of Xyratex in fiscal year 2014, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

The amounts of revenue and earnings of Xyratex included in the Company’s Consolidated Statement of Operations from the acquisition date are not significant.

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended October 3, 2014, are as follows:

(Dollars in millions)	Amount
Balance at June 27, 2014	$537
Goodwill acquired	337
Foreign currency translation effect	(1)
Balance at October 3, 2014	$873

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships, in-process research and development and trade names acquired in business combinations. With the exception of in-process research and development, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations. In-process research and development has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for in-process research and development.  Upon completion of the in-process research and development, the related assets will be accounted for as existing technology and will be amortized over their useful life.

The carrying value of other intangible assets subject to amortization as of October 3, 2014, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$152	$(27)	$125	3.2 years
Customer relationships	488	(215)	273	3.1 years
Trade names	27	(2)	25	3.9 years
Other intangible assets	7	(1)	6	3.8 years
Total amortizable other intangible assets	$674	$(245)	$429	3.2 years

The carrying value of In-process research and development not subject to amortization was $39 million on October 3, 2014.

The carrying value of other intangible assets subject to amortization as of June 27, 2014 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$68	$(18)	$50	2.9 years
Customer relationships	450	(192)	258	3.3 years
Trade names	10	(1)	9	3.1 years
Other intangible assets	4	(1)	3	4.4 years
Total amortizable other intangible assets	$532	$(212)	$320	3.2 years

The carrying value of In-process research and development not subject to amortization was $39 million on June 27, 2014.

For the three months ended October 3, 2014, amortization expense of other intangible assets was $34 million.  For the three months ended September 27, 2013, amortization expense of other intangible assets was $37 million.  As of October 3, 2014, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2015	$115
2016	132
2017	113
2018	52
2019	15
Thereafter	2
$429

7.              Derivative Financial Instruments

The Company is exposed to market risks due to the volatility of interest rates, foreign currency exchange rates, and bond markets.  The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized losses on cash flow hedges was $4 million and $1 million as of October 3, 2014 and June 27, 2014, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 3, 2014. As of October 3, 2014, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of October 3, 2014 and June 27, 2014:

	As of October 3, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$169
Singapore Dollars	142	16
Chinese Renminbi	77	—
British Pound Sterling	12	—
Malaysian Ringgit	4	—
	$235	$185

	As of June 27, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$143
British Pound Sterling	25	—
Malaysian Ringgit	9	—
	$34	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of October 3, 2014, the notional investments underlying the TRS amounted to $91 million. The contract term of the TRS is approximately one year and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of October 3, 2014 and June 27, 2014:

	As of October 3, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(4)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(4)
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$1		$(8)

	As of June 27, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$5		$—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended October 3, 2014:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(3)	Cost of revenue	$—	Cost of revenue	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(4)
Total return swap	Operating expenses	$(3)

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 3, 2014.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended September 27, 2013:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$1	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$1

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 3, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$558	$—	$—	$558
Commercial paper	—	1,077	—	1,077
Certificates of deposit	—	256	—	256
Corporate bonds	—	11	—	11
Total cash equivalents and short-term investments	558	1,344	—	1,902
Restricted cash and investments:
Other securities	—	4	—	4
Derivative assets	—	1	—	1
Total assets	$558	$1,349	$—	$1,907
Liabilities:
Derivative liabilities	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$558	$1,333	$—	$1,891
Short-term investments	—	11	—	11
Restricted cash and investments	—	4	—	4
Other current assets	—	1	—	1
Total assets	$558	$1,349	$—	$1,907
Liabilities:
Accrued expenses	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item, that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 27, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$793	$—	$—	$793
Commercial paper	—	1,261	—	1,261
Certificates of deposit	—	269	—	269
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	793	1,536	—	2,329
Restricted cash and investments:
Other securities	—	4	—	4
Derivative assets	—	5	—	5
Total assets	$793	$1,545	$—	$2,338
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$793	$1,516	$—	$2,309
Short-term investments	—	20	—	20
Restricted cash and investments	—	4	—	4
Other current assets	—	5	—	5
Total assets	$793	$1,545	$—	$2,338
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 3, 2014, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at October 3, 2014 and June 27, 2014 totaled $52 million and $46 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

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

	October 3, 2014		June 27, 2014
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$331	$364	$335	$374
3.75% Senior Notes due November 2018	800	817	800	820
6.875% Senior Notes due May 2020	506	537	534	578
7.00% Senior Notes due November 2021	172	191	251	284
4.75% Senior Notes due June 2023	1,000	1,027	1,000	1,009
4.75% Senior Notes due January 2025	1,000	1,012	1,000	995
Long-term debt	$3,809	$3,948	$3,920	$4,060

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 327,176,198 shares were outstanding as of October 3, 2014, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 3, 2014.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of October 3, 2014, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended October 3, 2014:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended October 3, 2014	3	$183
Fiscal year repurchased through October 3, 2014	3	$183

10.       Compensation

The Company recorded approximately $42 million and $27 million of stock-based compensation expense during the three months ended October 3, 2014 and September 27, 2013, respectively.

11.       Guarantees

Indemnifications to Officers and Directors

On May 4, 2009,  Seagate Technology, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Seagate-Cayman”), then the parent company, entered into a new form of indemnification agreement (the “Revised Indemnification Agreement”) with its officers and directors of Seagate-Cayman and its subsidiaries (each, an “Indemnitee”). The Revised Indemnification Agreement provides indemnification in addition to any of Indemnitee’s indemnification rights under Seagate-Cayman’s Articles of Association, applicable law or otherwise, and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of Seagate-Cayman or any of its subsidiaries, arising out of his or her service as a director, officer, employee or agent of Seagate-Cayman or any of its subsidiaries or of any other entity to which he or she provides services at Seagate-Caymans’s request. However, an Indemnitee shall not be indemnified under the Revised Indemnification Agreement for (i) any fraud or dishonesty in the performance of Indemnitee’s duty to Seagate-Cayman or the applicable subsidiary of Seagate-Cayman or (ii) Indemnitee’s conscious, intentional or willful failure to act honestly, lawfully and in good faith with a view to the best interests of Seagate-Cayman or the applicable subsidiary of Seagate-Cayman. In addition, the Revised Indemnification Agreement provides that Seagate-Cayman will advance expenses incurred by an Indemnitee in connection with enforcement of the Revised Indemnification Agreement or with the investigation, settlement or appeal of any action or proceeding against him or her as to which he or she could be indemnified.

On July 3, 2010 pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the “Company”) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any of a Deed Indemnitee’s indemnification rights under the Company’s Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 3, 2014 and September 27, 2013 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	September 27, 2013
Balance, beginning of period	$273	$320
Warranties issued	40	48
Repairs and replacements	(54)	(58)
Changes in liability for pre-existing warranties, including expirations	6	8
Warranty liability assumed from business acquisitions	8	—
Balance, end of period	$273	$318

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

	For the Three Months Ended
(In millions, except per share data)	October 3, 2014	September 27, 2013
Numerator:
Net income attributable to Seagate Technology plc	$381	$427
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	327	357
Weighted-average effect of dilutive securities:
Employee equity award plans	10	11
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	337	368
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$1.17	$1.20
Diluted	$1.13	$1.16

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were immaterial for the three months ended October 3, 2014 and September 27, 2013.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al.—On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims.  In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement.  On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473 (the “‘473 patent”).  The district court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment.  On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent.  On July 11, 2014, the district court granted its ruling on the Company’s summary judgment motion regarding Convolve’s only remaining cause of action, which alleged infringement of the ‘473 patent. The court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same-On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission (“ITC”) seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. On March 21, 2014, the Administrative Law Judge (“ALJ”) issued an Initial Determination in favor of Seagate and LSI. On July 21, 2014, the Commission gave notice that it had determined to affirm in part, reverse in part and vacate in part the ALJ’s Initial Determination; the Commission found that no violation of Section 337 by Seagate or LSI has occurred based on findings that certain of the patent claims at issue were invalid, and that Realtek failed to show the existence of an industry in the U.S. that exploits the patent. Realtek filed a notice of appeal on September 18, 2014. In view of the uncertainty regarding the possible outcome of this case and the nature of the relief sought, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible loss or range of loss, or other possible adverse result, if any, that may be incurred with respect to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.”  The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief.  The trial is scheduled to begin July 11, 2016.  The Company believes the claims are without merit and intends to vigorously defend this case.  In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

The Company may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products. For example, the European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which prohibits the use of certain substances, including lead, in certain products, including disk drives and server storage products, put on the market after July 1, 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, Taiwan, China, Japan and others. The European Union REACH Directive (Registration, Evaluation, Authorization, and Restriction of Chemicals, EC 1907/2006) also restricts substances of very high concern (“SVHCs”) in products. If the Company or its suppliers fails to comply with the substance restrictions, recycle requirements or other environmental requirements as they are enacted worldwide, it could have a materially adverse effect on the Company’s business.

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

14.       Subsequent Events

On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of approximately $630 million. Interest on the final award has been accruing at 10%.  On October 14, 2014, the Company received a partial payment from Western Digital in the amount of approximately $773 million.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended October 3, 2014, June 27, 2014, and September 27, 2013, referred to herein as the “September 2014 quarter”, the “June 2014 quarter”, and the “September 2013 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2014 quarter was 14 weeks, and the June 2014 and September 2013 quarters were both 13 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal year ending July 3, 2015 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements is also set forth in “Item 1A.Risk Factors” of this Quarterly Report of Form 10-Q, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the September 2014 quarter. The September 2014 quarter summary.

•                  Results of Operations. An analysis of our financial results comparing the September 2014 quarter to the June 2014 quarter and the September 2013 quarter.

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

Our Company

We are a leading provider of electronic data storage solutions.  Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs.  Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”) and solid state drives (“SSD”).

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

We continue to make strategic investments in order to expand our storage solutions, enter new market adjacencies, and expand our technical expertise.  As a result of recent acquisitions, our product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing (“HPC”) data storage solutions. Our storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Our modular subsystem architecture allows us to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

In addition to our data storage products and subsystems, we provide data storage services for small to medium-sized businesses, including online backup, data protection and recovery solutions.

Overview of the September 2014 Quarter

During the September 2014 quarter, we shipped 60 million units totaling 60 exabytes, generating revenue of $3,785 million and gross margin of 28%. Our operating cash flow was $602 million.  We repurchased 3.1 million of our ordinary shares for approximately $183 million, paid dividends of $140 million, and paid $124 million for repurchase of debt.  Additionally, we completed our acquisition of certain assets and liabilities of LSI Corporation’s (“LSI”) Accelerated Solutions Division and Flash Components Division (collectively, the “Flash Business”) from Avago Technologies Limited for $450 million in cash.

Results of Operations

We list in the table below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	June 27, 2014	September 27, 2013
Revenue	$3,785	$3,301	$3,489
Cost of revenue	2,734	2,376	2,514
Gross margin	1,051	925	975
Product development	342	323	294
Marketing and administrative	216	161	181
Amortization of intangibles	31	27	20
Restructuring and other, net	6	4	2
Income from operations	456	410	478
Other expense, net	(64)	(126)	(38)
Income before income taxes	392	284	440
Provision for (benefit from) income taxes	11	(36)	13
Net income	$381	$320	$427

	For the Three Months Ended
	October 3, 2014	June 27, 2014	September 27, 2013
Revenue	100%	100%	100%
Cost of revenue	72	72	72
Gross margin	28	28	28
Product development	9	10	9
Marketing and administrative	6	5	5
Amortization of intangibles	1	1	—
Restructuring and other, net	—	—	—
Income from operations	12	12	14
Other expense, net	(2)	(3)	(1)
Income before income taxes	10	9	13
Provision for (benefit from) income taxes	—	(1)	—
Net income	10%	10%	13%

Revenue

The following table summarizes information regarding revenue, volume shipments, exabytes shipped, average selling prices (“ASPs”) and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages, exabytes and ASPs)	October 3, 2014	June 27, 2014	September 27, 2013
Net Revenue	$3,785	$3,301	$3,489
Unit Shipments:
Enterprise	9	7	8
Client Compute	39	36	36
Client Non-Compute	12	9	12
Total Units Shipped	60	52	56
ASPs (per unit)	$60	$60	$62
Exabytes Shipped	60	50	49
Revenues by Channel (%)
OEMs	70%	70%	68%
Distributors	18%	19%	21%
Retailers	12%	11%	11%
Revenues by Geography (%)
Americas	27%	27%	29%
EMEA	17%	17%	18%
Asia Pacific	56%	56%	53%

Revenue in the September 2014 quarter increased by $0.5 billion and $0.3 billion compared to the June 2014 quarter and September 2013 quarter, respectively, as a result of an increase in shipments, partially offset by price erosion.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. Sales programs were approximately 9.2%, 8.1% and 7.8% of gross revenue for the September 2014 quarter, June 2014 quarter and September 2013 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods was 0.1% of quarterly gross revenue in the September 2014 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	June 27, 2014	September 27, 2013
Cost of revenue	$2,734	$2,376	$2,514
Gross margin	1,051	925	975
Gross margin percentage	28%	28%	28%

Gross margin as a percentage of revenue for the September 2014 quarter was relatively flat when compared to the June 2014 quarter and September 2013 quarter. These margins reflect an environment where price erosion is offset by improved product mix.

In the September 2014 quarter, total warranty cost was 1.2% of revenue and net of unfavorable changes in estimates of prior warranty accruals of approximately 0.2% of revenue.  Warranty cost related to new shipments was 1.1%, 1.4%, and 1.4% of revenue for the September 2014 quarter, June 2014 quarter and September 2013 quarter, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	June 27, 2014	September 27, 2013
Product development	$342	$323	$294
Marketing and administrative	216	161	181
Amortization of intangibles	31	27	20
Restructuring and other, net	6	4	2
Operating expenses	$595	$515	$497

Product development expense.  Product development expense for the September 2014 quarter increased by $19 million, or 6% when compared to the June 2014 quarter. The increase was due to additional expenses related to a 14-week September 2014 quarter and expenses attributed to LSI’s Flash Business of $14 million. Compared to the September 2013 quarter, Product development expense increased by $48 million or 16%. The increase was due to an increase in headcount related costs of $24 million, additional expenses related to a 14-week September 2014 quarter and expenses attributed to LSI’s Flash Business of $14 million.

Marketing and administrative expense. Marketing and administrative expense for the September 2014 quarter increased by $55 million or 34% when compared to the June 2014 quarter. The increase was attributable to a non-recurring legal cost reimbursement received in the June 2014 quarter of $24 million, performance based compensation and headcount related expense as well as additional expenses due to a 14-week September 2014 quarter. Compared to the September 2013 quarter, Marketing and administrative expense increased by $35 million, or 19%, which was primarily due to an increase in performance based compensation and headcount related expense and additional expenses due to a 14-week September 2014 quarter.

Amortization of intangibles. Amortization of intangibles for the September 2014 quarter increased by $4 million or 15%, when compared to the June 2014 quarter as a result of the acquisition of LSI’s Flash Business and additional expenses due to a 14-week September 2014 quarter. Compared to the September 2013 quarter, Amortization of intangibles increased by $11 million or 55%, which was primarily due to the completion of in-process research and development and commencement of the related amortization in the December 2013 quarter and additional expense due to a 14-week September 2014 quarter.

Restructuring and Other, net. Restructuring and other, net for the September 2014 quarter increased due to a reduction in work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Other expense, net

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	June 27, 2014	September 27, 2013
Other expense, net	$(64)	$(126)	$(38)

Other expense, net decreased by $62 million during the September 2014 quarter compared to the June 2014 quarter primarily due to a $61 million decrease in losses from the early redemption and repurchase of debt. Compared to the September 2013 quarter, Other expense, net increased by $26 million due to an increase of $14 million in losses from repurchase of debt and $11 million in interest expense attributable to an increase in the outstanding debt balance, partially offset by a reduction in the average interest rate in the September 2014 quarter.

Income taxes

	For the Three Months Ended
(Dollars in millions)	October 3, 2014	June 27, 2014	September 27, 2013
Provision for (benefit from) income taxes	$11	$(36)	$13

Our income tax provision recorded for the September 2014 quarter included approximately $2 million net discrete tax benefits primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation. The income tax benefit in the fourth quarter of fiscal year 2014 was primarily associated with the reversal of a portion of the U.S. and non-U.S. valuation allowances recorded in prior periods.

Our income tax provision recorded for the September 2014 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of LSI’s Flash Business is not expected to have a material impact on our effective tax rate in fiscal year 2015.

During the three months ended October 3, 2014, our unrecognized tax benefits excluding interest and penalties decreased by approximately $1 million to $114 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $114 million at October 3, 2014, subject to certain future valuation allowance reversals. During the 12 months beginning October 4, 2014, we expect that our unrecognized tax benefits could be reduced anywhere from $3 million to $50 million as a result of audit settlements and the expiration of certain statutes of limitation.

We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In June 2014, we received the Revenue Agent’s Report and Notices of Proposed Adjustments for our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. Our China subsidiaries are under examination by the Chinese tax administration for years 2004 through 2012. These examinations may result in proposed adjustments to our income taxes as filed during these periods. We believe that we have adequately provided for these matters, but there is a reasonable possibility that an adverse outcome of these examinations could have a material effect on our financial results. In this case, we would consider pursuing all possible remedies available to us, including appeals, judicial review and competent authority.

Our income tax provision recorded for the September 2013 quarter included approximately $3 million of net discrete tax expense primarily associated with enacted tax legislation.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 3, 2014.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	October 3, 2014	June 27, 2014	Change
Cash and cash equivalents	$2,190	$2,634	$(444)
Short-term investments	11	20	(9)
Restricted cash and investments	4	4	—
Total	$2,205	$2,658	$(453)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from June 27, 2014 as a result of the early redemption and repayments of long-term debt, repurchase of our ordinary shares, dividends paid to our shareholders, capital expenditures, and the acquisition of LSI’s Flash Business partially offset by cash provided by our operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended October 3, 2014 of $602 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•                  an increase of $179 million in accounts receivable, net, primarily due to an increase in revenues; and

•                  an increase of $183 million in accounts payable due to increased direct materials purchases primarily due to an increase in drives manufactured.

Cash Provided by Investing Activities

Cash used for investing activities for the three months ended October 3, 2014 was $619 million which includes $172 million for payments for acquired property, equipment and leasehold improvements and $450 million used for the acquisition of LSI’s Flash Business.

Cash Used in Financing Activities

Net cash used in financing activities of $420 million for the three months ended October 3, 2014 was primarily attributable to approximately $183 million paid to repurchase ordinary shares, $140 million in dividend payments, and $124 million of repayments of long-term debt, partially offset by $39 million received from issuance of ordinary shares.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of October 3, 2014 consisted of: (1) approximately $2.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million senior revolving credit facility.

As of October 3, 2014, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of October 3, 2014, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

For fiscal year 2015, we expect capital expenditures to be within our long-term targeted range of 6% to 8% of revenue.

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture.

On October 22, 2014, the Company announced that its Board of Directors has approved cash dividend of $0.54 scheduled to be paid on November 25, 2014 to stockholders of record as of the close of business on November 11, 2014.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases.  As of October 3, 2014, $1.3 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of Seagate in the company’s case against Western Digital for the misappropriation of Seagate trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated Seagate trade secrets. The arbitrator awarded Seagate $525 million in compensatory damages and, after adding interest, issued a final award of approximately $630 million. Interest on the final award has been accruing at 10%.  On October 14, 2014, Seagate received a partial payment from Western Digital in the amount of approximately $773 million.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

Since our fiscal year ended June 27, 2014, there have been no material changes in our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014, as filed with the SEC on August 7, 2014, for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Part I, Item 1. Financial Statements—Note 1. Basis of Presentation and Summary of Significant Accounting Policies for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risks due to the volatility of interest rates, foreign currency exchange rates, and bond markets. A portion of these risks are hedged, but fluctuations could impact our results of operations, financial position and cash flows. Additionally, we have exposure to downgrades in the credit ratings of our counterparties as well as exposure related to our credit rating changes.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At October 3, 2014, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of October 3, 2014.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 3, 2014.

Fiscal Years Ended

(Dollars in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at October 3, 2014
Assets
Cash equivalents:
Fixed rate	$1,891	$—	$—	$—	$—	$—	$1,891	$1,891
Average interest rate	0.30%						0.30%
Short-term investments:
Fixed rate	$5	$—	$6	$—	$—	$—	$11	11
Average interest rate	0.38%		7.85%				4.45%
Total fixed income	$1,896	$—	$6	$—	$—	$—	$1,902	$1,902
Average interest rate	0.30%		7.85%				0.32%
Debt
Fixed rate	$—	$—	$331	$—	$800	$2,678	$3,809	$3,948
Average interest rate			6.80%		3.75%	5.30%	5.10%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended October 3, 2014.

The table below provides information as of October 3, 2014 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$169	32.08	$(3)
Singapore Dollars	158	1.25	(4)
Chinese Renminbi	77	6.22	—
British Pound Sterling	12	0.65	—
Malaysian Ringgit	4	3.37	—
Total	$420		$(7)

(1)         Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of October 3, 2014, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of October 3, 2014.  During the quarter ended October 3, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.                     RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2014.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.  As of October 3, 2014, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended October 3, 2014:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2014 through July 25, 2014	—	$—	—	$1,491
July 26, 2014 through August 29, 2014	1.6	58.44	1.6	1,398
August 30, 2014 through October 3, 2014	1.5	59.47	1.5	1,308
Total	3.1	$59.03	3.1	$1,308

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE: October 31, 2014	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE: October 31, 2014	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of December 21, 2013, among Seagate Technology International, Phoenix Acquisition Ltd and Xyratex Ltd., were filed as Exhibit 2.1 to the current report on Form 8-K filed2.1 by Seagate Technology plc (the “Company”) on December 23, 2013 and are incorporated herein by reference.

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

10.1	Amended and restated Seagate Technology Public Limited Company 2012 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2014.

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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