Form 10-Q
period 2015-01-02
Seagate Technology plc
filed 2015-01-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015

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

As of January 26, 2015, 328,338,005 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 2, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,296	$2,634
Short-term investments	6	20
Restricted cash and investments	4	4
Accounts receivable, net	1,829	1,729
Inventories	1,129	985
Deferred income taxes	123	126
Other current assets	245	279
Total current assets	6,632	5,777
Property, equipment and leasehold improvements, net	2,155	2,136
Goodwill	872	537
Other intangible assets, net	449	359
Deferred income taxes	498	499
Other assets, net	208	184
Total Assets	$10,814	$9,492
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,736	$1,549
Accrued employee compensation	272	296
Accrued warranty	153	148
Accrued expenses	658	405
Total current liabilities	2,819	2,398
Long-term accrued warranty	129	125
Long-term accrued income taxes	33	90
Other non-current liabilities	186	127
Long-term debt	3,932	3,920
Total Liabilities	7,099	6,660
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,621	5,511
Accumulated other comprehensive loss	(25)	(2)
Accumulated deficit	(1,881)	(2,677)
Total Seagate Technology plc Shareholders’ Equity	3,715	2,832
Noncontrolling interest	—	—
Total Equity	3,715	2,832
Total Liabilities and Equity	$10,814	$9,492

The information as of June 27, 2014 was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2014.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Revenue	$3,696	$3,528	$7,481	$7,017
Cost of revenue	2,669	2,541	5,403	5,055
Product development	341	312	683	606
Marketing and administrative	218	190	434	371
Amortization of intangibles	32	25	62	45
Restructuring and other, net	3	16	10	18
Gain on arbitration award, net	(620)	—	(620)	—
Total operating expenses	2,643	3,084	5,972	6,095
Income from operations	1,053	444	1,509	922
Interest income	1	1	3	6
Interest expense	(50)	(49)	(104)	(93)
Other, net	122	46	109	47
Other income (expense), net	73	(2)	8	(40)
Income before income taxes	1,126	442	1,517	882
Provision for income taxes	193	14	203	27
Net income	933	428	1,314	855
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$933	$428	$1,314	$855
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$2.84	$1.27	$4.02	$2.46
Diluted	2.78	1.24	3.91	2.39
Number of shares used in per share calculations:
Basic	328	336	327	347
Diluted	336	346	336	357
Cash dividends declared per Seagate Technology plc ordinary share	$0.54	$0.43	$0.97	$0.81

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Net income	$933	$428	$1,314	$855
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(6)	(2)	(9)	(1)
Less: reclassification for amounts included in net income	2	—	2	—
Net change	(4)	(2)	(7)	(1)
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	1
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	1
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	1	—	1
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	1	—	1
Foreign currency translation adjustments	(6)	—	(16)	5
Total other comprehensive income (loss), net of tax	(10)	(1)	(23)	6
Comprehensive income	923	427	1,291	861
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Seagate Technology plc	$923	$427	$1,291	$861

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	January 2, 2015	December 27, 2013
OPERATING ACTIVITIES
Net income	$1,314	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	457
Share-based compensation	73	57
Deferred income taxes	(4)	(15)
(Gain) loss on sale of property and equipment	1	(4)
Gain on sale of investments	—	(32)
Loss on redemption and repurchase of debt	52	—
Other non-cash operating activities, net	2	8
Changes in operating assets and liabilities:
Restricted cash and investments	—	104
Accounts receivable, net	(99)	51
Inventories	(107)	(94)
Accounts payable	209	(46)
Accrued employee compensation	(24)	(68)
Accrued expenses, income taxes and warranty	167	41
Vendor non-trade receivables	28	199
Other assets and liabilities	7	25
Net cash provided by operating activities	2,045	1,538
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(387)	(304)
Proceeds from the sale of strategic investments	—	72
Purchases of short-term investments	(5)	(87)
Sales of short-term investments	4	463
Maturities of short-term investments	19	61
Cash used in acquisition of business	(450)	—
Other investing activities, net	(34)	(28)
Net cash (used in) provided by investing activities	(853)	177
FINANCING ACTIVITIES
Redemption and repurchase of debt	(535)	—
Net proceeds from issuance of long-term debt	498	791
Repurchases of ordinary shares	(201)	(1,702)
Dividends to shareholders	(317)	(277)
Proceeds from issuance of ordinary shares under employee stock plans	49	61
Other financing activities, net	(12)	(5)
Net cash used in financing activities	(518)	(1,132)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	2
Increase in cash and cash equivalents	662	585
Cash and cash equivalents at the beginning of the period	2,634	1,708
Cash and cash equivalents at the end of the period	$3,296	$2,293

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended January 2, 2015

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 27, 2014	$2,832	327	$—	$5,511	$(2)	$(2,677)	$2,832	$—
Net income	1,314					1,314	1,314	—
Other comprehensive income	(23)				(23)		(23)
Issuance of ordinary shares under employee stock plans	49	5		49			49
Repurchases of ordinary shares	(201)	(3)				(201)	(201)
Dividends to shareholders	(317)					(317)	(317)
Share-based compensation	73			73			73
Other	(12)			(12)			(12)
Balance at January 2, 2015	$3,715	329	$—	$5,621	$(25)	$(1,881)	$3,715	$—

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

The Company continues to make strategic investments in order to expand its storage solutions, enter new market adjacencies, and expand its technical expertise. As a result of recent acquisitions, the Company’s product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing (“HPC”) data storage solutions. The Company’s storage subsystems supports a range of high-speed interconnect technologies to meet demanding cost and performance specifications. The Company’s modular subsystem architecture allows it to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

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

The results of operations for the three and six months ended January 2, 2015, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2015. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended January 2, 2015 consisted of 13 weeks and 27 weeks, respectively. The three and six months ended December 27, 2013 consisted of 13 weeks and 26 weeks, respectively.  Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015. The fiscal quarters ended January 2, 2015, October 3, 2014, and December 27, 2013, are also referred to herein as the “December 2014 quarter”, the “September 2014 quarter”, and the “December 2013 quarter”, respectively.

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

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of January 2, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,324	$—	$1,324
Corporate bonds	6	—	6
Certificates of deposit	1,440	—	1,440
	$2,770	$—	$2,770

Included in Cash and cash equivalents			$2,760
Included in Short-term investments			6
Included in Restricted cash and investments			4
Total			$2,770

As of January 2, 2015, the Company’s Restricted cash and investments consisted of $4 million in cash and investments held as collateral at banks for various performance obligations.

As of January 2, 2015, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of January 2, 2015.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at January 2, 2015, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,770	$2,770
Due in 1 to 5 years	—	—
Thereafter	—	—
Total	$2,770	$2,770

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 27, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$793	$—	$793
Commercial paper	1,261	—	1,261
Corporate bonds	6	—	6
Certificates of deposit	273	—	273
Total	$2,333	$—	$2,333

Included in Cash and cash equivalents			$2,309
Included in Short-term investments			20
Included in Restricted cash and investments			4
Total			$2,333

As of June 27, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 27, 2014.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	January 2, 2015	June 27, 2014
Raw materials and components	$326	$324
Work-in-process	328	267
Finished goods	475	394
	$1,129	$985

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	January 2, 2015	June 27, 2014
Property, equipment and leasehold improvements	$9,263	$8,979
Accumulated depreciation and amortization	(7,108)	(6,843)
	$2,155	$2,136

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirements	Foreign currency translation adjustments	Total
Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(9)	—	—	(16)	(25)
Amounts reclassified from AOCI	2	—	—	—	2
Other comprehensive income (loss)	(7)	—	—	(16)	(23)
Balance at January 2, 2015	$(8)	$—	$(10)	$(7)	$(25)

Balance at June 28, 2013	$—	$(3)	$(10)	$—	$(13)
Other comprehensive income (loss) before reclassifications	(1)	1	1	5	6
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	(1)	1	1	5	6
Balance at December 27, 2013	$(1)	$(2)	$(9)	$5	$(7)

(a)   The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

As of January 2, 2015, the Company and its subsidiary, Seagate HDD Cayman, had a senior secured revolving credit facility (the “Revolving Credit Facility”) of $500 million. On January 15, 2015, the Company and its subsidiary, Seagate HDD Cayman, entered into the Third Amendment to the 2011 Credit Agreement (the “Amendment”) which increased the commitments available under the Revolving Credit Facility from $500 million to $700 million and also extended the maturity date on the Credit Agreement until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied.  The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of January 2, 2015, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the “2016 Notes”). The interest on the 2016 Notes was payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes was Seagate HDD Cayman, and the obligations under the 2016 Notes were unconditionally guaranteed by certain of the Company’s significant subsidiaries.  During the December 2014 quarter, the 2016 Notes were fully extinguished through repurchase and redemption for cash at a premium to their principal amount, plus accrued and unpaid interest.  The Company recorded a loss on the repurchase and redemption of approximately $34 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the December 2014 quarter, the Company repurchased $30 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately of $2 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD Cayman, and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the December 2014 quarter, the Company repurchased $14 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $2 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2015. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 1, 2034 (the “2034 Notes”). On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes due 2034 which mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a “make-whole” redemption price. The ‘‘make-whole’’ redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

At January 2, 2015, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	800
Thereafter	3,134
$3,934

4.              Income Taxes

The Company recorded an income tax provision of $193 million and $203 million in the three and six months ended January 2, 2015, respectively. The income tax provision for the three and six months ended January 2, 2015, included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

The Company’s income tax provision recorded for the three and six months ended January 2, 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment, and (iii) a decrease in valuation allowance for certain U.S. deferred tax assets.

The Tax Increase Prevention Act of 2014 (the Act) was enacted on December 19, 2014. The Act retroactively reinstated and extended the U.S. federal Research and Development Tax Credit (R&D Credit) to December 31, 2014, as well as the bonus depreciation on qualified property. The extension of the R&D Credit and bonus depreciation had no immediate impact on the Company’s income tax provision due to existing valuation allowances on its U.S. deferred tax assets. None of the other Act changes are expected to have a material impact on the Company’s income tax provision.

During the six months ended January 2, 2015, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $42 million primarily due to (i) reductions associated with audit settlements of $45 million, (ii) reductions associated with the expiration of certain statutes of limitations of $4 million, (iii) increases in current year unrecognized tax benefits of $5 million, and (iv) net increases associated with changes in prior years’ positions of $2 million.

The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $73 million at January 2, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning January 3, 2015, the Company expects that its unrecognized tax benefits could be reduced by approximately $3 million as a result of the expiration of certain statutes of limitation.

The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In June 2014, the Company received the Revenue Agent’s Report and Notices of Proposed Adjustments for its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. The Company is currently contesting certain of these proposed adjustments through the IRS Appeals Office. The Company believes that the resolution of these disputed issues will not have a material impact on its financial statements. As discussed above, on December 31, 2014, the Company received the final audit assessment from the Jiangsu Province State Tax Bureau of the People’s Republic of China. The assessment is related to tax and interest associated with changes to the Company’s tax filings for calendar years 2007 through 2013.

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

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business during the six months ended January 2, 2015, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

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

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended January 2, 2015, are as follows:

(Dollars in millions)	Amount
Balance at June 27, 2014	$537
Goodwill acquired	337
Foreign currency translation effect	(2)
Balance at January 2, 2015	$872

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

The carrying value of other intangible assets subject to amortization as of January 2, 2015, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$159	$(41)	$118	3.1 years
Customer relationships	488	(237)	251	3.0 years
Trade names	27	(3)	24	3.7 years
Other intangible assets	26	(1)	25	4.7 years
Total amortizable other intangible assets	$700	$(282)	$418	3.2 years

The carrying value of In-process research and development not subject to amortization was $31 million on January 2, 2015.

The carrying value of other intangible assets subject to amortization as of June 27, 2014 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$68	$(18)	$50	2.9 years
Customer relationships	450	(192)	258	3.3 years
Trade names	10	(1)	9	3.1 years
Other intangible assets	4	(1)	3	4.4 years
Total amortizable other intangible assets	$532	$(212)	$320	3.2 years

The carrying value of In-process research and development not subject to amortization was $39 million on June 27, 2014.

For the three and six months ended January 2, 2015, amortization expense of other intangible assets was $39 million and $72 million.  For the three and six months ended December 27, 2013, amortization expense of other intangible assets was $39 million and $76 million.  As of January 2, 2015, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2015	$79
2016	137
2017	119
2018	58
2019	21
Thereafter	4
$418

7.              Derivative Financial Instruments

The Company is exposed to market risks due to the volatility of interest rates, foreign currency exchange rates, and bond markets. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized losses on cash flow hedges was $8 million and $1 million as of January 2, 2015 and June 27, 2014, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 2, 2015. As of January 2, 2015, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is $9 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of January 2, 2015 and June 27, 2014:

	As of January 2, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$31
Singapore Dollars	171	17
Chinese Renminbi	86	—
	$257	$48

	As of June 27, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$143
British Pound Sterling	25	—
Malaysian Ringgit	9	—
	$34	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of January 2, 2015, the notional investments underlying the TRS amounted to $92 million. The contract term of the TRS is through January 2016 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of January 2, 2015 and June 27, 2014:

	As of January 2, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(9)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(1)
Total return swap	Other current assets	—	Accrued expenses	(1)
Total derivatives		$—		$(11)

	As of June 27, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$5		$—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended January 2, 2015:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	from Effectiveness Testing)	For the Three Months	For the Six Months

Foreign currency forward exchange contracts	$(6)	$(10)	Cost of revenue	$(2)	$(2)	Cost of revenue	$(1)	$—

	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(1)	$(5)
Total return swap	Operating expenses	$2	$—

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $(1) million and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 2, 2015, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended December 27, 2013:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	from Effectiveness Testing)	For the Three Months	For the Six Months

Foreign currency forward exchange contracts	$(1)	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(4)	$(5)

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 2, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,324	$—	$—	$1,324
Certificates of deposit	—	1,436	—	1,436
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	1,324	1,442	—	2,766
Restricted cash and investments:
Other securities	—	4	—	4
Total assets	$1,324	$1,446	$—	$2,770
Liabilities:
Derivative liabilities	$—	$10	$—	$10
Total return swap	—	1	—	1
Total liabilities	$—	$11	$—	$11

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,324	$1,436	$—	$2,760
Short-term investments	—	6	—	6
Restricted cash and investments	—	4	—	4
Total assets	$1,324	$1,446	$—	$2,770
Liabilities:
Accrued expenses	$—	$11	$—	$11
Total liabilities	$—	$11	$—	$11

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 27, 2014:

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of January 2, 2015, has not found it necessary to make any adjustments to the prices obtained.

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

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at January 2, 2015 and June 27, 2014 totaled $71 million and $46 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

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

	January 2, 2015		June 27, 2014
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$824	$800	$820
6.875% Senior Notes due May 2020	476	501	534	578
7.00% Senior Notes due November 2021	158	174	251	284
4.75% Senior Notes due June 2023	1,000	1,050	1,000	1,009
4.75% Senior Notes due January 2025	1,000	1,032	1,000	995
5.75% Senior Notes due December 2034	498	537	—	—
Long-term debt	$3,932	$4,118	$3,585	$3,686

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 328,835,128 shares were outstanding as of January 2, 2015, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of January 2, 2015.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of January 2, 2015, $1.3 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended January 2, 2015:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended October 3, 2014	3	$183
Repurchased during the three months ended January 2, 2015 (1)	0	18
Fiscal year repurchased through January 2, 2015	3	$201

(1) A total of 0.3 million shares were repurchased during the three months ended January 2, 2015.

10.       Compensation

The Company recorded approximately $31 million and $73 million of stock-based compensation expense during the three and six months ended January 2, 2015, respectively. The Company recorded approximately $30 million and $57 million of stock-based compensation expense during the three and six months ended December 27, 2013, respectively.

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

On July 3, 2010, pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the “Company”) and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the “Redomestication”). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the “Deed of Indemnity”), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a “Deed Indemnitee”), in addition to any of a Deed Indemnitee’s indemnification rights under the Company’s Articles of

Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended January 2, 2015 and December 27, 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Balance, beginning of period	$273	$318	$273	$320
Warranties issued	40	48	80	96
Repairs and replacements	(46)	(61)	(100)	(119)
Changes in liability for pre-existing warranties, including expirations	15	(5)	21	3
Warranty liability assumed from business acquisitions	—	—	8	—
Balance, end of period	$282	$300	$282	$300

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Numerator:
Net income attributable to Seagate Technology plc	$933	$428	$1,314	$855
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	328	336	327	347
Weighted-average effect of dilutive securities:
Employee equity award plans	8	10	9	10
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	336	346	336	357
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$2.84	$1.27	$4.02	$2.46
Diluted	$2.78	$1.24	$3.91	$2.39

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were immaterial for the three and six months ended January 2, 2015 and December 27, 2013.

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

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment.  On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent.  On July 11, 2014, the district court granted the Company’s summary judgment motion regarding Convolve’s only remaining cause of action, which alleged infringement of the ‘473 patent. The court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. The court of appeals has not yet set a date for oral argument. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate.  Mr. Shukh filed a notice of appeal on April 7, 2014. The court of appeals has not yet set a date for oral argument. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Realtek Semiconductor Corporation ITC Investigation re Certain Integrated Circuit Chips and Products Containing the Same-On September 19, 2012, Realtek Semiconductor Corporation filed a complaint with the International Trade Commission (“ITC”) seeking an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended (“Section 337”). The complaint names LSI Corporation and Seagate Technology as respondents and alleges infringement of U.S. patents relating to integrated circuit chips that include bond pad structures. Realtek seeks an order to exclude entry of infringing integrated circuit chips and products containing the infringing integrated circuit chips into the U.S. and a cease and desist order. The ITC initiated an investigation on October 18, 2012. On March 21, 2014, the Administrative Law Judge (“ALJ”) issued an Initial Determination in favor of Seagate and LSI. On July 21, 2014, the Commission gave notice that it had determined to affirm in part, reverse in part and vacate in part the ALJ’s Initial Determination; the Commission found that no violation of Section 337 by Seagate or LSI has occurred based on findings that certain of the patent claims at issue were invalid, and that Realtek failed to show the existence of an industry in the U.S. that exploits the patent. Realtek filed a notice of appeal on September 18, 2014. By agreement of the parties, Realtek’s appeal was dismissed on October 17, 2014. In view of the Commission’s July 21, 2014 decision and the October 17, 2014 dismissal of Realtek’s appeal, the Company believes that this matter will not result in any loss or other adverse result.

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

Seagate Technology LLC v. Western Digital Corp.  On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company’s trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company’s trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%.  On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. The amount of the final award, less litigation and other related costs, has been recorded by the Company in Gain on arbitration award, net, and the remaining amount received has been recorded in Other, net.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended January 2, 2015, October 3, 2014, and December 27, 2013, referred to herein as the  “December 2014 quarter”, the “September 2014 quarter”, and the “December 2013 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2014 and December 2013 quarters were both 13 weeks and the September 2014 quarter was 14 weeks. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal year ending July 3, 2015 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; possible excess industry supply with respect to particular disk drive products and our ability to achieve projected cost savings in connection with restructuring plans.  We also encourage you to read our Annual Report on Form 10-K for the year ended June 27, 2014, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the December 2014 quarter. Highlights of events in the December 2014 quarter that impacted our financial position.

•                  Results of Operations. An analysis of our financial results comparing the December 2014 quarter to the September 2014 quarter and the December 2013 quarter, and the six-month period ended December 2014 to the six-month period ended  December 2013.

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

Overview of the December 2014 Quarter

During the December 2014 quarter, we shipped 57 million units totaling 61 exabytes, generating revenue of $3.7 billion and gross margin of 28%. Our operating cash flow was $1.4 billion, which included $773 million from Western Digital as partial payment of the final award plus accrued interest in our arbitration case against Western Digital. We issued $500 million of 5.75% Senior Notes due 2034 and paid $411 million for the repurchase and redemption of $375 million par value of our outstanding debt as well as $177 million in dividends paid. In addition, we received the final audit assessment of $228 million from the Jiangsu Province State Tax Bureau of the People’s Republic of China related to tax and interest associated with changes to our tax filings for calendar years 2007 through 2013. The assessment was paid on January 4, 2015.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Revenue	$3,696	$3,785	$3,528	$7,481	$7,017
Cost of revenue	2,669	2,734	2,541	5,403	5,055
Gross margin	1,027	1,051	987	2,078	1,962
Product development	341	342	312	683	606
Marketing and administrative	218	216	190	434	371
Amortization of intangibles	32	31	25	62	45
Restructuring and other, net	3	6	16	10	18
Gain on arbitration award, net	(620)	—	—	(620)	—
Income from operations	1,053	456	444	1,509	922
Other income (expense), net	73	(64)	(2)	8	(40)
Income before income taxes	1,126	392	442	1,517	882
Provision for income taxes	193	11	14	203	27
Net income	$933	$381	$428	$1,314	$855

	For the Three Months Ended			For the Six Months Ended
	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Revenue	100%	100%	100%	100%	100%
Cost of revenue	72	72	72	72	72
Gross margin	28	28	28	28	28
Product development	9	9	9	9	9
Marketing and administrative	6	6	5	6	5
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	—	—	1	—	—
Gain on arbitration award, net	(16)	—	—	(8)	—
Income from operations	28	12	12	20	13
Other income (expense), net	2	(2)	—	—	(1)
Income before income taxes	30	10	12	20	12
Provision for income taxes	5	—	—	2	—
Net income	25%	10%	12%	18%	12%

Revenue

The following table summarizes information regarding drive volume shipments, exabytes shipped, average selling prices (“ASPs”) and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages, exabytes and ASPs)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Unit Shipments:
Enterprise	9	9	8	18	16
Client Compute	36	39	36	75	72
Client Non-Compute	12	12	13	24	25
Total Units Shipped	57	60	57	117	113
ASPs (per unit)	$61	$60	$62	$61	$62
Exabytes Shipped	61	60	52	121	101
Revenues by Channel (%)
OEMs	69%	70%	66%	69%	67%
Distributors	18%	18%	21%	18%	21%
Retailers	13%	12%	13%	12%	12%
Revenues by Geography (%)
Americas	26%	27%	27%	27%	28%
EMEA	18%	17%	20%	17%	19%
Asia Pacific	56%	56%	52%	56%	53%

Revenue in the December 2014 quarter decreased compared to the September 2014 quarter primarily due to a decrease in shipments and price erosion, partially offset by favorable product mix.

Revenue in the December 2014 quarter increased by $0.2 billion compared to the December 2013 quarter as a result of  favorable product mix, partially offset by price erosion.

Revenue for the six months ended December 2014 increased by $0.5 billion, or 7%, as compared to the six months ended December 2013 primarily due to increased units shipped and favorable product mix, partially offset by price erosion.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. Sales programs were approximately 9.4%, 9.2% and 7.5% of gross drive revenue for the December 2014 quarter, September 2014 quarter and December 2013 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.3% of quarterly gross revenue and were 0.1% of quarterly gross revenue in the December 2014 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Cost of revenue	$2,669	$2,734	$2,541	$5,403	$5,055
Gross margin	1,027	1,051	987	2,078	1,962
Gross margin percentage	28%	28%	28%	28%	28%

Gross margin as a percentage of revenue for the December 2014 quarter and the six months ended December 2014 was relatively flat when compared to the September 2014 quarter, December 2013 quarter and the six months ended December 2013. These margins reflect an environment where price erosion has been modest and was offset by improved product mix and cost savings due to increases in operational efficiencies.

In the December 2014 quarter, total warranty cost was 1.5% of revenue and included unfavorable changes in estimates of prior warranty accruals of approximately 0.4% of revenue.  Warranty cost related to new shipments was 1.1%, 1.1% and 1.4% of revenue for the December 2014 quarter, September 2014 quarter and December 2013 quarter, respectively.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Product development	$341	$342	$312	$683	$606
Marketing and administrative	218	216	190	434	371
Amortization of intangibles	32	31	25	62	45
Restructuring and other, net	3	6	16	10	18
Gain on arbitration award, net	(620)	—	—	(620)	—
Operating expenses	$(26)	$595	$543	$569	$1,040

Product development expense.  Product development expense for the December 2014 quarter was flat compared to the September 2014 quarter due to a full quarter effect of expenses related to LSI’s Flash Business acquired in September 2014 offset by the additional expenses related to a 14-week September 2014 quarter. Compared to the December 2013 quarter, Product development expense increased by $29 million, or 9% primarily due to an increase in headcount related costs of $28 million attributed to the consolidation of Xyratex and LSI’s Flash Business.

Product development expense for the six months ended December 2014 increased by $77 million, or 13% as compared to the corresponding period in the prior year mostly due to an increase in headcount related costs of $46 million attributed to consolidation of Xyratex and LSI’s Flash Business as well as a 14-week September 2014 quarter.

Marketing and administrative expense. Marketing and administrative expense for the December 2014 quarter was relatively flat when compared to the September 2014 quarter due to an increase in advertising and promotion expense partially offset by the additional expenses related to a 14-week September 2014 quarter. Compared to the December 2013 quarter, Marketing and administrative expense increased by $28 million, or 15%, which was primarily due to an increase in headcount related expense attributed to the consolidation of Xyratex and LSI’s Flash Business.

Marketing and administrative expense for the six months ended December 2014 increased by $63 million, or 17% as compared to the corresponding period in the prior year mostly due to an increase in headcount related expenses attributed to consolidation of Xyratex and LSI’s Flash Business as well as a 14-week September 2014 quarter.

Amortization of intangibles. Amortization of intangibles for the December 2014 quarter was relatively flat when compared to the September 2014 quarter due to a full quarter effect of amortization expenses related to LSI’s Flash Business partially offset by additional expenses related to a 14-week September 2014 quarter. Compared to the December 2013 quarter, Amortization of intangibles increased by $7 million, or 28% as a result of the acquisitions of LSI’s Flash Business and Xyratex.

Amortization of intangibles for the six months ended December 2014 increased as compared to the corresponding period in the prior year by $17 million, or 38% as a result of the acquisitions of LSI’s Flash Business and Xyratex.

Restructuring and Other, net. Restructuring and other, net for the December 2014 quarter decreased when compared to the September 2014 quarter due to a restructuring charge recorded during the September 2014 quarter to reduce work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Restructuring and other, net for the December 2014 quarter and the six months ended December 2014 decreased when compared to the December 2013 quarter and the six months ended December 2013 due to a restructuring charge recorded during the December 2013 quarter to reduce work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Gain on arbitration award, net. Gain on arbitration award, net for the December 2014 quarter and the six months ended December 2014 was related to the final award amount of $630 million, less litigation and other related costs of $10 million, in the Company’s case against Western Digital for the misappropriation of the Company’s trade secrets.

Other income (expense), net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Other income (expense), net	$73	$(64)	$(2)	$8	$(40)

Other income (expense), net increased for the December 2014 quarter when compared to the September 2014 quarter by $137 million, which was due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital, partially offset by a $23 million increase in losses from the early redemption and repurchase of debt. Compared to the December 2013 quarter, Other income (expense), net increased by $75 million primarily due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital, partially offset by a $37 million increase in losses from the early redemption and repurchase of debt and a gain of $32 million from the sale of one of our strategic investments recognized in the December 2013 quarter.

Other income (expense), net decreased for the six months ended December 2014 as compared to the corresponding period in the prior year primarily due to the partial payment of $143 million for interest accrued on the final arbitration award amount in our case against Western Digital, partially offset by a $52 million increase in losses from the early redemption and repurchase of debt and a gain of $32 million from the sale of one of our strategic investments in the December 2013 quarter.

Income taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 2, 2015	October 3, 2014	December 27, 2013	January 2, 2015	December 27, 2013
Provision for income taxes	$193	$11	$14	$203	$27

Our income tax provision recorded for the December 2014 quarter and for the first half of fiscal year 2015 included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

Our income tax provision recorded for the December 2014 quarter and for the first half of fiscal year 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment, and (iii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of LSI’s Flash Business is not expected to have a material impact on our effective tax rate in fiscal year 2015.

The Tax Increase Prevention Act of 2014 (the Act) was enacted on December 19, 2014. The Act retroactively reinstated and extended the U.S. federal Research and Development Tax Credit (R&D Credit) to December 31, 2014, as well as the bonus depreciation on qualified property. The extension of the R&D Credit and bonus depreciation had no immediate impact on our income tax provision due to existing valuation allowances on our U.S. deferred tax assets. None of the other Act changes are expected to have a material impact on our income tax provision.

During the six months ended January 2, 2015, our unrecognized tax benefits excluding interest and penalties decreased by $42 million primarily due to (i) reductions associated with audit settlements of $45 million, (ii) reductions associated with the expiration of certain statutes of limitations of $4 million, (iii) increases in current year unrecognized tax benefits of $5 million, and (iv) net increases associated with changes in prior years’ positions of $2 million.

The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $73 million at January 2, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning January 3, 2015, we expect that our unrecognized tax benefits could be reduced by approximately $3 million as a result of the expiration of certain statutes of limitation.

We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S. income tax returns. In June 2014, we received the Revenue Agent’s Report and Notices of Proposed Adjustments for our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. We are currently contesting certain of these proposed adjustments through the IRS Appeals Office. We believe that the resolution of these disputed issues will not have a material impact on our financial statements. As discussed above, on December 31, 2014, we received the final audit assessment from the Jiangsu Province State Tax Bureau of the People’s Republic of China. The assessment is related to tax and interest associated with changes to our tax filings for calendar years 2007 through 2013. Resolving the audit in connection with obtaining agreement from the China tax authorities on predictable, future tax expense provides stability to our business model. Additional, future tax expense required by the agreement is not expected to have a material impact on our financial statements.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing in money market funds, time deposits, interest-bearing bank accounts, and would invest only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of January 2, 2015.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	January 2, 2015	June 27, 2014	Change
Cash and cash equivalents	$3,296	$2,634	$662
Short-term investments	6	20	(14)
Restricted cash and investments	4	4	—
Total	$3,306	$2,658	$648

Our cash and cash equivalents, short-term investments and restricted cash and investments increased from June 27, 2014 as a result of net cash provided by our operating activities, which included an arbitration award partial payment of $773 million from Western Digital, and the proceeds from the issuance of $500 million of our 5.75% Senior Notes due 2034. These cash inflows were partially offset by early redemption and repayments of long-term debt, repurchase of our ordinary shares, dividends paid to our shareholders, capital expenditures and the acquisition of LSI’s Flash Business, as disclosed below.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended January 2, 2015 of $2.0 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation and an increase of $167 million in accrued expenses, income taxes and warranty primarily related to $190 million in accrued income taxes associated with the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China related to tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013.

Net income includes a partial payment of $773 million for the arbitration award and related accrued interest, received from Western Digital.

Cash Provided by Investing Activities

Cash used for investing activities for the six months ended January 2, 2015 was $853 million which includes $387 million used for acquired property, equipment and leasehold improvements and $450 million used for the acquisition of LSI’s Flash Business.

Cash Used in Financing Activities

Net cash used in financing activities of $518 million for the six months ended January 2, 2015 was attributable to the following activities:

•                  $535 million of redemption and repayments of long-term debt;

•                  $317 million in dividend payments;

•                  $201 million paid to repurchase ordinary shares; and partially offset by

•                  net proceeds of $498 million received from issuance of our 5.75% Senior Notes due 2034.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of January 2, 2015 consisted of: (1) approximately $3.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $500 million senior revolving credit facility.

On January 15, 2015, the Company and Seagate HDD Cayman entered into the Third Amendment to the Credit Agreement (the “Amendment”) which increased the commitments available under the Revolving Credit Facility from $500 million to $700 million and also extended the maturity date on the Credit Agreement until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. As of January 30, 2015, no borrowings have been drawn or letters of credit utilized under the Revolving Credit Facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of January 2, 2015, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

The Company’s Board of Directors approved a quarterly cash dividend of $0.54 per share on January 20, 2015, which is payable on February 24, 2015 to shareholders of record at the close of business on February 10, 2015.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases.  As of January 2, 2015, $1.3 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On December 31, 2014, we received the final audit assessment from the Jiangsu Province State Tax Bureau of the People’s Republic of China. The assessment of $228 million was related to tax and interest associated with changes to our tax filings for calendar years 2007 through 2013. The assessment was paid on January 4, 2015.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At January 2, 2015, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of January 2, 2015.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of January 2, 2015.

Fiscal Years Ended

(Dollars in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at January 2, 2015
Assets
Cash equivalents:
Fixed rate	$2,760	$—	$—	$—	$—	$—	$2,760	$2,760
Average interest rate	0.14%						0.14%
Short-term investments:
Fixed rate	$—	$—	$5	$—	$—	$1	$6	6
Average interest rate			8.77%			4.67%	8.09%
Total fixed income	$2,760	$—	$5	$—	$—	$1	$2,766	$2,766
Average interest rate	0.14%		8.77%			4.67%	0.15%
Debt
Fixed rate	$—	$—	$—	$—	$800	$3,134	$3,934	$4,118
Average interest rate					3.75%	5.35%	5.02%

Foreign Currency Exchange Risk. We may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures. Our policy prohibits us from entering into derivative financial instruments for speculative or trading purposes.

We also hedge a portion of our foreign currency denominated balance sheet positions with foreign currency forward exchange contracts to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The changes in fair value of these hedges are recognized in earnings in the same period as the gains and losses from the remeasurement of the assets and liabilities. These foreign currency forward exchange contracts are not designated as hedging instruments under ASC 815, Derivatives and Hedging. All these foreign currency forward contracts mature within 12 months.

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended January 2, 2015.

The table below provides information as of January 2, 2015 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Thai Baht	$31	32.65	$—
Singapore Dollars	188	1.27	(9)
Chinese Renminbi	86	6.22	(1)
Total	$305		$(10)

(1)         Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of January 2, 2015, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of January 2, 2015.  During the quarter ended January 2, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.  As of January 2, 2015, $1.3 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended January 2, 2015:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 4, 2014 through October 31, 2014	0.3	$65.03	0.3	$1,290
November 1, 2014 through November 28, 2014	—	—	—	1,290
November 29, 2014 through January 2, 2015	—	—	—	1,290
Total	0.3	$—	0.3	$1,290

(1) During this period we purchased approximately 26 thousand ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of shares via share withholding for tax obligations due from our non-employee directors in connection with the vesting of certain equity awards. These purchases of shares do not affect our aggregate available authorization for the share purchase programs described above.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 30, 2015	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE:	January 30, 2015	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 21, 2013, among Seagate Technology International, Phoenix Acquisition Ltd and Xyratex Ltd., filed as Exhibit 2.1 to the current report on Form 8-K filed by Seagate Technology plc (the “Company”) on December 23, 2013 and incorporated herein by reference.

3.1

Memorandum and Articles of Association of the Company, as amended and restated by Special Resolution dated October 30, 2013, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 1, 2013, and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2010 and incorporated herein by reference.

4.1

Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

4.2	Form of 5.75% Senior Note due 2034, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

4.3

Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, the Company and Morgan Stanley & Co. LLC, filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

10.1	Third amendment to credit agreement, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 15, 2015 and incorporated herein by reference.

10.2

Amended and Restated Seagate Technology Public Limited Company 2012 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2014 and incorporated herein by reference.

10.3+	2015 Seagate Deferred Compensation Plan (Effective as of January 1, 2015)

10.4+	Fourth Amendment to the Seagate Deferred Compensation Plan

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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