Form 10-Q
period 2015-04-03
Seagate Technology plc
filed 2015-04-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

As of April 28, 2015, 317,381,531 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 3, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,604	$2,634
Short-term investments	6	20
Restricted cash and investments	4	4
Accounts receivable, net	1,769	1,729
Inventories	1,083	985
Deferred income taxes	121	126
Other current assets	244	279
Total current assets	5,831	5,777
Property, equipment and leasehold improvements, net	2,182	2,136
Goodwill	871	537
Other intangible assets, net	410	359
Deferred income taxes	499	499
Other assets, net	243	184
Total Assets	$10,036	$9,492
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,683	$1,549
Accrued employee compensation	256	296
Accrued warranty	147	148
Accrued expenses	483	405
Current portion of long-term debt	474	—
Total current liabilities	3,043	2,398
Long-term accrued warranty	126	125
Long-term accrued income taxes	34	90
Other non-current liabilities	185	127
Long-term debt	3,457	3,920
Total Liabilities	6,845	6,660
Commitments and contingencies (See Notes 11 and 13)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,696	5,511
Accumulated other comprehensive loss	(33)	(2)
Accumulated deficit	(2,472)	(2,677)
Total Seagate Technology plc Shareholders’ Equity	3,191	2,832
Noncontrolling interest	—	—
Total Equity	3,191	2,832
Total Liabilities and Equity	$10,036	$9,492

The information as of June 27, 2014 was derived from the Company’s audited Consolidated Balance Sheet as of June 27, 2014.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenue	$3,330	$3,406	$10,811	$10,423
Cost of revenue	2,375	2,447	7,778	7,502
Product development	346	297	1,029	903
Marketing and administrative	219	190	654	561
Amortization of intangibles	33	26	95	71
Restructuring and other, net	14	2	24	20
Gain on arbitration award, net	—	—	(620)	—
Total operating expenses	2,987	2,962	8,960	9,057
Income from operations	343	444	1,851	1,366
Interest income	1	1	4	7
Interest expense	(48)	(52)	(152)	(145)
Other, net	8	(3)	118	44
Other income (expense), net	(39)	(54)	(30)	(94)
Income before income taxes	304	390	1,821	1,272
Provision for (benefit from) income taxes	13	(5)	216	22
Net income	291	395	1,605	1,250
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Seagate Technology plc	$291	$395	$1,605	$1,250
Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$0.90	$1.21	$4.92	$3.68
Diluted	0.88	1.17	4.81	3.56
Number of shares used in per share calculations:
Basic	323	327	326	340
Diluted	330	338	334	351
Cash dividends declared per Seagate Technology plc ordinary share	$0.54	$0.43	$1.51	$1.24

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Net income	$291	$395	$1,605	$1,250
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(3)	1	(12)	—
Less: reclassification for amounts included in net income	7	—	9	—
Net change	4	1	(3)	—
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	1
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	1
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	—	1
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	1
Foreign currency translation adjustments	(12)	4	(28)	9
Total other comprehensive income (loss), net of tax	(8)	5	(31)	11
Comprehensive income	283	400	1,574	1,261
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Seagate Technology plc	$283	$400	$1,574	$1,261

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	April 3, 2015	March 28, 2014
OPERATING ACTIVITIES
Net income	$1,605	$1,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629	668
Share-based compensation	106	87
Deferred income taxes	(3)	(17)
(Gain) loss on sale of property and equipment	1	(6)
Gain on sale of investments	—	(32)
Loss on redemption and repurchase of debt	52	7
Other non-cash operating activities, net	(9)	16
Changes in operating assets and liabilities:
Restricted cash and investments	—	104
Accounts receivable, net	(36)	32
Inventories	(61)	8
Accounts payable	149	(274)
Accrued employee compensation	(40)	(123)
Accrued expenses, income taxes and warranty	(9)	16
Vendor non-trade receivables	30	204
Other assets and liabilities	5	41
Net cash provided by operating activities	2,419	1,981
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(546)	(428)
Proceeds from the sale of strategic investments	—	72
Purchases of short-term investments	(5)	(87)
Sales of short-term investments	4	463
Maturities of short-term investments	19	61
Cash used in acquisition of business	(450)	—
Other investing activities, net	(90)	(29)
Net cash (used in) provided by investing activities	(1,068)	52
FINANCING ACTIVITIES
Redemption and repurchase of debt	(536)	(64)
Net proceeds from issuance of long-term debt	498	791
Repurchases of ordinary shares	(907)	(1,886)
Dividends to shareholders	(493)	(417)
Proceeds from issuance of ordinary shares under employee stock plans	91	98
Other financing activities, net	(12)	(5)
Net cash used in financing activities	(1,359)	(1,483)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22)	1
Increase (decrease) in cash and cash equivalents	(30)	551
Cash and cash equivalents at the beginning of the period	2,634	1,708
Cash and cash equivalents at the end of the period	$2,604	$2,259

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended April 3, 2015

(In millions)

(Unaudited)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at June 27, 2014	$2,832	327	$—	$5,511	$(2)	$(2,677)	$2,832	$—
Net income	1,605					1,605	1,605	—
Other comprehensive income (loss)	(31)				(31)		(31)
Issuance of ordinary shares under employee stock plans	91	6		91			91
Repurchases of ordinary shares	(907)	(15)				(907)	(907)
Dividends to shareholders	(493)					(493)	(493)
Share-based compensation	106			106			106
Other	(12)			(12)			(12)
Balance at April 3, 2015	$3,191	318	$—	$5,696	$(33)	$(2,472)	$3,191	$—

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

The results of operations for the three and nine months ended April 3, 2015, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 3, 2015. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended April 3, 2015 consisted of 13 weeks and 40 weeks, respectively. The three and nine months ended March 28, 2014 consisted of 13 weeks and 39 weeks, respectively.  Fiscal year 2015 will be comprised of 53 weeks and will end on July 3, 2015. The fiscal quarters ended April 3, 2015, January 2, 2015, and March 28, 2014, are also referred to herein as the “March 2015 quarter”, the “December 2014 quarter”, and the “March 2014 quarter”, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU, as currently proposed, will be effective for the Company’s first quarter of fiscal year 2019. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements and disclosures.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of April 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$705	$—	$705
Corporate bonds	6	—	6
Certificates of deposit	1,485	—	1,485
	$2,196	$—	$2,196

Included in Cash and cash equivalents			$2,186
Included in Short-term investments			6
Included in Restricted cash and investments			4
Total			$2,196

As of April 3, 2015, the Company’s Restricted cash and investments consisted of $4 million in cash and investments held as collateral at banks for various performance obligations.

As of April 3, 2015, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of April 3, 2015.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at April 3, 2015, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,190	$2,190
Due in 1 to 5 years	6	6
Thereafter	—	—
Total	$2,196	$2,196

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of June 27, 2014:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$793	$—	$793
Commercial paper	1,261	—	1,261
Corporate bonds	6	—	6
Certificates of deposit	273	—	273
Total	$2,333	$—	$2,333

Included in Cash and cash equivalents			$2,309
Included in Short-term investments			20
Included in Restricted cash and investments			4
Total			$2,333

As of June 27, 2014, the Company had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of June 27, 2014.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	April 3, 2015	June 27, 2014
Raw materials and components	$366	$324
Work-in-process	288	267
Finished goods	429	394
	$1,083	$985

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	April 3, 2015	June 27, 2014
Property, equipment and leasehold improvements	$9,403	$8,979
Accumulated depreciation and amortization	(7,221)	(6,843)
	$2,182	$2,136

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirements	Foreign currency translation adjustments	Total
Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(12)	—	—	(28)	(40)
Amounts reclassified from AOCI	9	—	—	—	9
Other comprehensive income (loss)	(3)	—	—	(28)	(31)
Balance at April 3, 2015	$(4)	$—	$(10)	$(19)	$(33)

Balance at June 28, 2013	$—	$(3)	$(10)	$—	$(13)
Other comprehensive income (loss) before reclassifications	—	1	1	9	11
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	—	1	1	9	11
Balance at March 28, 2014	$—	$(2)	$(9)	$9	$(2)

(a) The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

On January 15, 2015, the Company and its subsidiary, Seagate HDD Cayman, entered into the Third Amendment to the 2011 Credit Agreement which increased the commitments available under the senior secured revolving credit facility (the “Revolving Credit Facility”) from $500 million to $700 million and also extended the maturity date on the Credit Agreement until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of April 3, 2015, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

$600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the “2020 Notes”). The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2015 quarter, the Company repurchased $1 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. On April 7, 2015, Seagate HDD Cayman announced that it will redeem all of its remaining outstanding 2020 Notes. The Notes will be redeemed on May 7, 2015 (the “Redemption Date”) at a redemption price equal to $1,034.38 per $1,000 principal amount of the 2020 Notes redeemed plus accrued and unpaid interest from the interest payment date of May 1, 2015 to the Redemption Date. As a result, the 2020 Notes are classified as Current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheet at April 3, 2015.

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

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year, which commenced on January 1, 2015. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

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

At April 3, 2015, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$474
2016	—
2017	—
2018	—
2019	800
Thereafter	2,659
$3,933

4.              Income Taxes

The Company recorded an income tax provision of $13 million and $216 million in the three and nine months ended April 3, 2015, respectively. The income tax provision for the nine months ended April 3, 2015, included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

The Company’s income tax provision recorded for the three and nine months ended April 3, 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment recorded in the three months ended January 2, 2015, and (iii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the nine months ended April 3, 2015, the Company’s unrecognized tax benefits excluding interest and penalties decreased by $39 million primarily due to (i) reductions associated with audit settlements of $45 million, (ii) increases in current year unrecognized tax benefits of $8 million, (iii) reductions associated with the expiration of certain statutes of limitations of $4 million, and (iv) net increases associated with changes in prior years’ positions of $2 million.

The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $76 million at April 3, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning April 4, 2015, the Company expects that its unrecognized tax benefits could be reduced by approximately $3 million as a result of the expiration of certain statutes of limitation.

The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In June 2014, the Company received the Revenue Agent’s Report and Notices of Proposed Adjustments for its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. The Company is currently contesting certain of these proposed adjustments through the IRS Appeals Office. The Company believes that the resolution of these disputed issues will not have a material impact on its financial statements. As discussed above, on December 31, 2014, the Company received the final audit assessment from the Jiangsu Province State Tax Bureau of the People’s Republic of China. The assessment was related to tax and interest associated with changes to the Company’s tax filings for calendar years 2007 through 2013.

The Company recorded an income tax benefit and an income tax provision of $5 million and $22 million in the three and nine months ended March 28, 2014, respectively. The income tax benefit for the three months ended March 28, 2014 included $14 million of net discrete tax benefits related to releases of tax reserves due to audit settlements. The income tax provision recorded for the nine months ended March 28, 2014 included $7 million of net discrete tax benefits for the reversal of a portion of the U.S. valuation allowance recorded in prior periods and a net decrease in tax reserves related to audit settlements offset by tax reserves on non-U.S. tax positions taken in prior fiscal years.

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

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business during the nine months ended April 3, 2015, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

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

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended April 3, 2015, are as follows:

(Dollars in millions)	Amount
Balance at June 27, 2014	$537
Goodwill acquired	337
Foreign currency translation effect	(3)
Balance at April 3, 2015	$871

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

The carrying value of other intangible assets subject to amortization as of April 3, 2015, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$173	$(55)	$118	3.6 years
Customer relationships	486	(259)	227	2.6 years
Trade names	27	(5)	22	3.4 years
Other intangible assets	28	(3)	25	4.4 years
Total amortizable other intangible assets	$714	$(322)	$392	3.1 years

The carrying value of in-process research and development not subject to amortization was $18 million on April 3, 2015.

The carrying value of other intangible assets subject to amortization as of June 27, 2014 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$68	$(18)	$50	2.9 years
Customer relationships	450	(192)	258	3.3 years
Trade names	10	(1)	9	3.1 years
Other intangible assets	4	(1)	3	4.4 years
Total amortizable other intangible assets	$532	$(212)	$320	3.2 years

The carrying value of in-process research and development not subject to amortization was $39 million on June 27, 2014.

For the three and nine months ended April 3, 2015, amortization expense of other intangible assets was $40 million and $112 million.  For the three and nine months ended March 28, 2014, amortization expense of other intangible assets was $26 million and $103 million.  As of April 3, 2015, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2015	$40
2016	139
2017	120
2018	60
2019	22
Thereafter	11
$392

7.              Derivative Financial Instruments

The Company is exposed to market risks due to the volatility of interest rates, foreign currency exchange rates, and bond markets. The Company enters into foreign currency forward exchange contracts to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value. The changes in the fair values of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized losses on cash flow hedges was $4 million and $1 million as of April 3, 2015 and June 27, 2014, respectively.

The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 3, 2015. As of April 3, 2015, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is $5 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 3, 2015 and June 27, 2014:

	As of April 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$36
Singapore Dollars	80	41
Chinese Renminbi	31	16
Euro	—	11
	$111	$104

	As of June 27, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$—	$143
British Pound Sterling	25	—
Malaysian Ringgit	9	—
	$34	$143

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of April 3, 2015, the notional investments underlying the TRS amounted to $98 million. The contract term of the TRS is through January 2016 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of April 3, 2015 and June 27, 2014:

	As of April 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(5)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(3)
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$—		$(8)

	As of June 27, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$5		$—

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended April 3, 2015:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(3)	$(13)	Cost of revenue	$(7)	$(9)	Cost of revenue	$1	$1

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$1	$(4)
Total return swap	Operating expenses	$2	$2

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 3, 2015, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and nine months ended March 28, 2014:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$1	$—	Cost of revenue	$—	$—	Cost of revenue	$—	$—

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$1	$(4)

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 3, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$705	$—	$—	$705
Certificates of deposit	—	1,481	—	1,481
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	705	1,487	—	2,192
Restricted cash and investments:
Certificates of deposit	—	4	—	4
Total assets	$705	$1,491	$—	$2,196
Liabilities:
Derivative liabilities	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$705	$1,481	$—	$2,186
Short-term investments	—	6	—	6
Restricted cash and investments	—	4	—	4
Total assets	$705	$1,491	$—	$2,196
Liabilities:
Accrued expenses	$—	$8	$—	$8
Total liabilities	$—	$8	$—	$8

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 27, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$793	$—	$—	$793
Commercial paper	—	1,261	—	1,261
Certificates of deposit	—	269	—	269
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	793	1,536	—	2,329
Restricted cash and investments:
Certificates of deposit	—	4	—	4
Derivative assets	—	5	—	5
Total assets	$793	$1,545	$—	$2,338
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$793	$1,516	$—	$2,309
Short-term investments	—	20	—	20
Restricted cash and investments	—	4	—	4
Other assets, net	—	5	—	5
Total assets	$793	$1,545	$—	$2,338
Liabilities:
Accrued expenses	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds and U.S. Treasuries. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 3, 2015, has not found it necessary to make any adjustments to the prices obtained. The Company’s derivative financial instruments are also classified within Level 2. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its condensed consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at April 3, 2015 and June 27, 2014 totaled $105 million and $46 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

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

	April 3, 2015		June 27, 2014
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$—	$—	$335	$374
3.75% Senior Notes due November 2018	800	832	800	820
6.875% Senior Notes due May 2020	474	492	534	578
7.00% Senior Notes due November 2021	159	172	251	284
4.75% Senior Notes due June 2023	1,000	1,052	1,000	1,009
4.75% Senior Notes due January 2025	1,000	1,040	1,000	995
5.75% Senior Notes due December 2034	498	542	—	—
Long-term debt	$3,931	$4,130	$3,920	$4,060

9.              Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 318,076,549 shares were outstanding as of April 3, 2015, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 3, 2015.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of April 3, 2015, $0.6 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended April 3, 2015:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchased during the three months ended October 3, 2014	3	$183
Repurchased during the three months ended January 2, 2015 (1)	0	18
Repurchased during the three months ended April 3, 2015	12	706
Fiscal year repurchased through April 3, 2015	15	$907

(1) A total of 0.3 million shares were repurchased during the three months ended January 2, 2015.

On April 22, 2015, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

10.       Compensation

The Company recorded approximately $33 million and $106 million of stock-based compensation expense during the three and nine months ended April 3, 2015, respectively. The Company recorded approximately $30 million and $87 million of stock-based compensation expense during the three and nine months ended March 28, 2014, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended April 3, 2015 and March 28, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Balance, beginning of period	$282	$300	$273	$320
Warranties issued	36	43	116	139
Repairs and replacements	(45)	(55)	(145)	(174)
Changes in liability for pre-existing warranties, including expirations	—	(2)	21	1
Warranty liability assumed from business acquisitions	—	—	8	—
Balance, end of period	$273	$286	$273	$286

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Numerator:
Net income attributable to Seagate Technology plc	$291	$395	$1,605	$1,250
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	323	327	326	340
Weighted-average effect of dilutive securities:
Employee equity award plans	7	11	8	11
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	330	338	334	351
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$0.90	$1.21	$4.92	$3.68
Diluted	$0.88	$1.17	$4.81	$3.56

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were immaterial for the three and nine months ended April 3, 2015 and March 28, 2014.

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

Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. Oral argument at the court of appeals has been scheduled for June 4, 2015. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. The trial is scheduled to begin July 11, 2016. On April 27, 2015, the district court ordered a stay of the case until October 15, 2015, in view of proceedings regarding the ‘995 and ‘057 Patents before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations for our fiscal quarters ended April 3, 2015, January 2, 2015, and March 28, 2014, referred to herein as the “March 2015 quarter”, the “December 2014 quarter”, and the “March 2014 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2015, December 2014, and March 2014 quarters were all 13 weeks. The nine months ended March 2015 and March 2014 were 40 and 39 weeks, respectively. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal quarter and year ending July 3, 2015 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; currency fluctuations that may impact our margins and international sales; possible excess industry supply with respect to particular disk drive products; and the Company’s ability to achieve projected cost savings in connection with restructuring plans. We also encourage you to read our Annual Report on Form 10-K for the year ended June 27, 2014, which contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements and this Form 10-Q. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the March 2015 quarter. Highlights of events in the March 2015 quarter that impacted our financial position.

•                  Results of Operations. An analysis of our financial results comparing the March 2015 quarter to the December 2014 quarter and the March 2014 quarter, and the nine-month period ended March 2015 to the nine-month period ended March 2014.

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

Overview of the March 2015 Quarter

During the March 2015 quarter, we shipped 50 million drive units totaling 55 exabytes of storage capacity, generating revenue of $3.3 billion and gross margin of 29%. Our operating cash flow was $374 million. We paid $706 million for share repurchases, $176 million for dividend payments to shareholders, and $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China for tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenue	$3,330	$3,696	$3,406	$10,811	$10,423
Cost of revenue	2,375	2,669	2,447	7,778	7,502
Gross margin	955	1,027	959	3,033	2,921
Product development	346	341	297	1,029	903
Marketing and administrative	219	218	190	654	561
Amortization of intangibles	33	32	26	95	71
Restructuring and other, net	14	3	2	24	20
Gain on arbitration award, net	—	(620)	—	(620)	—
Income from operations	343	1,053	444	1,851	1,366
Other income (expense), net	(39)	73	(54)	(30)	(94)
Income before income taxes	304	1,126	390	1,821	1,272
Provision for income taxes	13	193	(5)	216	22
Net income	$291	$933	$395	$1,605	$1,250

	For the Three Months Ended			For the Nine Months Ended
	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenue	100%	100%	100%	100%	100%
Cost of revenue	71	72	72	72	72
Gross margin	29	28	28	28	28
Product development	10	9	9	10	9
Marketing and administrative	7	6	5	6	5
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	—	—	—	—	—
Gain on arbitration award, net	—	(16)	—	(6)	—
Income from operations	11	28	13	17	13
Other income (expense), net	(1)	2	(1)	—	(1)
Income before income taxes	10	30	12	17	12
Provision for income taxes	—	5	—	2	—
Net income	10%	25%	12%	15%	12%

Revenue

The following table summarizes information regarding drive volume shipments, exabytes shipped, average selling prices (“ASPs”) and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages, exabytes and ASPs)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Unit Shipments:
Enterprise	9	9	8	27	24
Client Compute	31	36	36	106	108
Client Non-Compute	10	12	11	34	36
Total Units Shipped	50	57	55	167	168
ASPs (per unit)	$62	$61	$61	$61	$61
Exabytes Shipped	55	61	51	176	152
Revenues by Channel (%)
OEMs	70%	69%	66%	70%	67%
Distributors	18%	18%	20%	18%	21%
Retailers	12%	13%	14%	12%	12%
Revenues by Geography (%)
Americas	29%	26%	26%	27%	28%
EMEA	16%	18%	20%	17%	19%
Asia Pacific	55%	56%	54%	56%	53%

Revenue in the March 2015 quarter decreased by $366 million and $76 million as compared to the December 2014 quarter and March 2014 quarter, respectively, primarily due to a decrease in shipments and moderate price erosion, partially offset by favorable product mix.

Revenue for the nine months ended March 2015 increased by $388 million, or 4%, as compared to the nine months ended March 2014 mostly due to revenue contributed from our acquisitions of Xyratex and LSI’s Flash Business and a favorable product mix, partially offset by moderate price erosion.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. Sales programs were approximately 10.8%, 9.4%, and 7.8% of gross drive revenue for the March 2015 quarter, December 2014 quarter and March 2014 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods have averaged 0.3% of quarterly gross revenue and were 0.7% of quarterly gross revenue in the March 2015 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Cost of revenue	$2,375	$2,669	$2,447	$7,778	$7,502
Gross margin	955	1,027	959	3,033	2,921
Gross margin percentage	29%	28%	28%	28%	28%

Gross margin as a percentage of revenue for the March 2015 quarter increased compared to the December 2014 quarter and March 2014 quarter due to favorable product mix, partially offset by moderate price erosion.

Gross margin as a percentage of revenue for the nine months ended March 2015 compared to the nine months ended March 2014, was relatively flat. These margins reflect an environment where price erosion has been modest and was offset by improved product mix and cost savings due to increases in operational efficiencies.

In the March 2015 quarter, total warranty cost was 1.1% of revenue and changes in estimates of prior warranty accruals of revenue were insignificant. Warranty cost related to new shipments was 1.1%, 1.1%, and 1.3% of revenue for the March 2015 quarter, December 2014 quarter and March 2014 quarter, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Product development	$346	$341	$297	$1,029	$903
Marketing and administrative	219	218	190	654	561
Amortization of intangibles	33	32	26	95	71
Restructuring and other, net	14	3	2	24	20
Gain on arbitration award, net	—	(620)	—	(620)	—
Operating expenses	$612	$(26)	$515	$1,182	$1,555

Product development expense.  Product development expense for the March 2015 quarter was relatively flat compared to the December 2014 quarter. Compared to the March 2014 quarter, product development expense increased by $49 million, or 17%, primarily due to an increase in headcount related costs of $27 million and other integration related costs attributed to the consolidation of Xyratex and LSI’s Flash Business.

Product development expense for the nine months ended March 2015 increased by $126 million, or 14%, as compared to the corresponding period in the prior year mostly due to an increase in headcount related costs of $71 million and other integration related costs attributed to the consolidation of Xyratex and LSI’s Flash Business as well as a 14-week September 2014 quarter.

Marketing and administrative expense. Marketing and administrative expense for the March 2015 quarter was flat compared to the December 2014 quarter. Compared to the March 2014 quarter, marketing and administrative expense increased by $29 million, or 15%, which was primarily due to an increase in headcount related expense attributed to the consolidation of Xyratex and LSI’s Flash Business.

Marketing and administrative expense for the nine months ended March 2015 increased by $93 million, or 17%, as compared to the corresponding period in the prior year mostly due to an increase in headcount related expenses attributed to the consolidation of Xyratex and LSI’s Flash Business as well as a 14-week September 2014 quarter.

Amortization of intangibles. Amortization of intangibles for the March 2015 quarter was relatively flat when compared to the December 2014 quarter. Compared to the March 2014 quarter, amortization of intangibles increased by $7 million, or 27%, as a result of the acquisitions of LSI’s Flash Business and Xyratex.

Amortization of intangibles for the nine months ended March 2015 increased as compared to the corresponding period in the prior year by $24 million, or 34%, as a result of the acquisitions of LSI’s Flash Business and Xyratex.

Restructuring and other, net. Restructuring and other, net for the March 2015 quarter increased by $11 million and $12 million, as compared to the December 2014 quarter and March 2014 quarter, respectively, due to a restructuring charge recorded during the March 2015 quarter to reduce work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Restructuring and other, net for the nine months ended March 2015 increased by $4 million, or 20%, as compared to the nine months ended March 2014 due to restructuring charges recorded during the March 2015 and September 2014 quarters to reduce work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Gain on arbitration award, net. Gain on arbitration award, net for the nine months ended March 2015 was related to the final award amount of $630 million, less litigation and other related costs of $10 million, in the Company’s case against Western Digital for the misappropriation of the Company’s trade secrets. Gain on arbitration award, net was recognized during the December 2014 quarter.

Other income (expense), net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Other income (expense), net	$(39)	$73	$(54)	$(30)	$(94)

Other income (expense), net decreased for the March 2015 quarter when compared to the December 2014 quarter by $112 million, which was due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital in the December 2014 quarter, partially offset by a $37 million decrease in losses from the early redemption and repurchase of debt. Compared to the March 2014 quarter, Other income (expense), net remained flat.

Other income (expense), net increased for the nine months ended March 2015 as compared to the corresponding period in the prior year primarily due to the partial payment of $143 million for interest accrued on the final arbitration award amount in our case against Western Digital in the December 2014 quarter, partially offset by a $44 million increase in losses from the early redemption and repurchase of debt and a gain of $32 million from the sale of one of our strategic investments in the nine months ended March 2014.

Income taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 3, 2015	January 2, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Provision for (benefit from) income taxes	$13	$193	$(5)	$216	$22

Our income tax provision recorded for the first nine months of fiscal year 2015 included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

Our income tax provision recorded for the March 2015 quarter and for the first nine months of fiscal year 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment recorded during the December 2014 quarter, and (iii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of LSI’s Flash Business is not expected to have a material impact on our effective tax rate in fiscal year 2015.

During the nine months ended April 3, 2015, our unrecognized tax benefits excluding interest and penalties decreased by $39 million primarily due to (i) reductions associated with audit settlements of $45 million, (ii) increases in current year unrecognized tax benefits of $8 million, iii) reductions associated with the expiration of certain statutes of limitations of $4 million, and (iv) net increases associated with changes in prior years’ positions of $2 million.

The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $76 million at April 3, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning April 4, 2015, we expect that our unrecognized tax benefits could be reduced by approximately $3 million as a result of the expiration of certain statutes of limitation.

We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In June 2014, we received the Revenue Agent’s Report and Notices of Proposed Adjustments for our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. We are currently contesting certain of these proposed adjustments through the IRS Appeals Office. We believe that the resolution of these disputed issues will not have a material impact on our financial statements. As discussed above, on December 31, 2014, we received the final audit assessment from the Jiangsu Province State Tax Bureau of the People’s Republic of China. The assessment was related to tax and interest associated with changes to our tax filings for calendar years 2007 through 2013. Resolving the audit in connection with obtaining agreement from the China tax authorities on predictable, future tax expense provides stability to our business model. Additional, future tax expense required by the agreement is not expected to have a material impact on our financial statements.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist of readily marketable securities with remaining maturities of more than 90 days at the time of purchase. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing in money market funds, time deposits, interest-bearing bank accounts, and would invest only in those marketable securities that we believe have active secondary or resale markets. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and accordingly, we do not believe the fair value of our short-term investments has significantly changed from the values reported as of April 3, 2015.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Investments

(Dollars in millions)	April 3, 2015	June 27, 2014	Change
Cash and cash equivalents	$2,604	$2,634	$(30)
Short-term investments	6	20	(14)
Restricted cash and investments	4	4	—
Total	$2,614	$2,658	$(44)

Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from June 27, 2014 as a result of net cash outflow for repurchase of our ordinary shares, early redemption and repayments of long-term debt, dividends paid to our shareholders, capital expenditures and the acquisition of LSI’s Flash Business. These cash outflows were partially offset by our cash provided by operating activities, which included an arbitration award partial payment of $773 million from Western Digital, and the proceeds from the issuance of $500 million of our 5.75% Senior Notes due 2034, as discussed below.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended April 3, 2015 of $2.4 billion includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation.

Net income includes a partial payment of $773 million for the arbitration award and related accrued interest received from Western Digital and a $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China for tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013.

Cash Used in Investing Activities

Cash used for investing activities for the nine months ended April 3, 2015 was $1,068 million which includes $546 million used for acquired property, equipment and leasehold improvements and $450 million used for the acquisition of LSI’s Flash Business.

Cash Used in Financing Activities

Net cash used in financing activities of $1,359 million for the nine months ended April 3, 2015 was attributable to the following activities:

•                  $907 million paid to repurchase ordinary shares;

•                  $536 million of redemption and repayments of long-term debt;

•                  $493 million in dividend payments; partially offset by

•                  net proceeds of $498 million from issuance of our 5.75% Senior Notes due 2034.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of April 3, 2015 consisted of: (1) approximately $2.6 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

On January 15, 2015, the Company and Seagate HDD Cayman entered into the Third Amendment to the Credit Agreement (the “Amendment”) which increased the commitments available under the Revolving Credit Facility from $500 million to $700 million and also extended the maturity date on the Credit Agreement until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. As of May 1, 2015, no borrowings have been drawn or letters of credit utilized under the Revolving Credit Facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of April 3, 2015, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

From time to time we may repurchase any of our outstanding notes in open market or privately negotiated purchases or otherwise, or may repurchase outstanding notes pursuant to the terms of the applicable indenture. On April 7, 2015, Seagate HDD Cayman announced the redemption of all of its 6.875% Senior Notes due 2020 with a remaining outstanding balance of $474 million. Seagate anticipates that the Notes will be redeemed on May 7, 2015 at a redemption price equal to $1,034.38 per $1,000 principal amount of the Notes redeemed plus accrued and unpaid interest from the interest payment date of May 1, 2015 to the redemption date of May 7, 2015.

The Company’s Board of Directors declared a quarterly cash dividend of $0.54 per share on April 17, 2015, which is payable on May 15, 2015 to shareholders of record at the close of business on May 1, 2015.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases.  As of April 3, 2015, $0.6 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

On April 22, 2015, the Board of Directors authorized the Company to repurchase up to an additional $2.5 billion of its outstanding ordinary shares.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At April 3, 2015, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of April 3, 2015.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 3, 2015.

Fiscal Years Ended

(Dollars in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at April 3, 2015
Assets
Cash equivalents:
Fixed rate	$2,186	$—	$—	$—	$—	$—	$2,186	$2,186
Average interest rate	0.21%						0.21%
Short-term investments:
Fixed rate	$—	$1	$5	$—	$—	$—	$6	$6
Average interest rate		4.22%	9.11%				8.29%
Total fixed income	$2,186	$1	$5	$—	$—	$—	$2,192	$2,192
Average interest rate	0.21%	4.22%	9.11%				0.23%
Debt
Fixed rate	$474	$—	$—	$—	$800	$2,659	$3,933	$4,130
Average interest rate	6.88%				3.75%	5.07%	5.02%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended April 3, 2015.

The table below provides information as of April 3, 2015 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
Singapore Dollars	$121	$1.27	$(8)
Chinese Renminbi	47	6.23	—
Thai Baht	36	32.65	—
Euro	11	1.10	—
Total	$215		$(8)

(1)         Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of April 3, 2015, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of April 3, 2015.  During the quarter ended April 3, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares.  As of April 3, 2015, $0.6 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization. On April 22, 2015, the Board of Directors authorized the Company to repurchase up to an additional $2.5 billion of its outstanding ordinary shares. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended April 3, 2015:

(In millions, except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2015 through January 30, 2015	2.4	$57.98	2.4	$1,152
January 31, 2015 through February 27, 2015	6.8	59.70	6.8	748
February 28, 2015 through April 3, 2015	2.8	57.84	2.8	584
Total	12.0	$58.51	12.0	$584

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 30, 2015	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE:	April 30, 2015	BY:	/s/ PATRICK J. O’MALLEY
Patrick J. O’Malley
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Memorandum and Articles of Association of the Company, as amended and restated by Special Resolution dated October 30, 2013, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 4, 2013 and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K filed on August 20, 2010 and incorporated herein by reference.

4.1

Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

4.2	Form of 5.75% Senior Note due 2034, included in Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

4.3

Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, the Company and Morgan Stanley & Co. LLC, filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on December 2, 2014 and incorporated herein by reference.

10.1

Third Amendment to Credit Agreement, dated as of January 15, 2015, to the Credit Agreement, dated as of January 18, 2011(as amended), among the Company, Seagate HDD Cayman, the Bank of Nova Scotia and the lenders, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 16, 2015 and incorporated herein by reference.

10.2+	First Amendment to the Seagate US LLC Reduction in Force Separation Pay Plan.

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Patrick J. O’Malley, Executive Vice President and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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