Form 10-K
period 2015-07-03
Seagate Technology plc
filed 2015-08-12
CIK 1137789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of January 2, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $21.7 billion based upon the closing price reported for such date by the NASDAQ.

         The number of outstanding ordinary shares of the registrant as of August 4, 2015 was 302,033,939.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual General Meeting of Shareholders, to be held on October 21, 2015, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended July 3, 2015.

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

        Seagate, Seagate Technology, LaCie, Xyratex, the Spiral Logo, are trademarks or registered trademarks of Seagate Technology LLC or one of its affiliated companies in the United States and/or other countries. All other trademarks or registered trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending October 2, 2015 and the fiscal year ending July 1, 2016 and beyond. These statements identify prospective information and may include words such as "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to:

  •
  the uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news;

  •
  the impact of variable demand and the adverse pricing environment for data storage devices, particularly in view of current business and economic conditions;

  •
  our ability to successfully qualify, manufacture and sell our data storage devices in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new data storage devices with lower cost structures;

  •
  the impact of competitive product announcements;

  •
  currency fluctuations that may impact our margins and international sales; and

  •
  possible excess industry supply with respect to particular disk drive products and disruptions to our supply chain or production capabilities.

        Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in "Item 1A. Risk Factors" of this Annual Report on Form 10K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

PART I

ITEM 1.    BUSINESS

        We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, high performance computing (HPC) solutions, and data storage services.

        Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND-based flash memory. In addition to HDDs and SSDs, Solid-state hybrid drives (SSHDs) combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

        Our products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

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

        Our data storage services provide online backup, data protection and recovery solutions for small to medium-sized businesses.

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

  Markets

        The principal markets served by the electronic data storage industry are:

        Enterprise Storage.    We define enterprise storage as dedicated storage area networks and hyperscale cloud storage environments. Enterprise data centers run solutions which are designed for mission critical performance and nearline high capacity applications.

        Mission critical applications are defined as those that are vital to the operation of large-scale enterprise work loads, requiring high performance and high reliability storage solutions. We expect the market for mission critical enterprise storage solutions to continue to be driven by enterprises utilizing dedicated storage area networks. Our storage solutions are comprised principally of high performance enterprise class disk drives with sophisticated firmware and communications technologies.

        Nearline applications are defined as those which require high capacity and energy efficient storage solutions. We expect such applications, which include storage for cloud computing, content delivery and backup services, will continue to grow and drive demand for solutions designed with these attributes. With the increased requirements for storage driven by the creation and consumption of media-rich digital content, we expect the increased exabyte demand will require further build-out of datacenters by cloud service providers and other enterprises which utilize high capacity nearline devices.

        Enterprise SAS SSDs are designed to deliver superior performance, reliability and enterprise features to meet the demands of I/O-intensive applications, with potential for substantial power savings. PCIe accelerator cards are designed to optimize enterprise applications with a persistent, high-performance, high-capacity memory design. Accelerated flash also targets flash and software to accelerate any server virtualized deployment and moves any big data to the realm of real time. From industry solutions perspective, PCIe cards are changing the storage architecture in many industries including the financial sector, government, telecommunications and media and entertainment.

        Client Compute.    We define client compute applications as solutions designed for desktop and mobile compute applications ranging from traditional laptops, tablets, convertible systems, and gaming consoles. We believe that the demand resulting from growing economies of certain countries and the continued proliferation of digital content will continue to maintain demand for the client compute market. As the storage of digital content in the cloud becomes more prominent and accessible, some client compute applications rely less on built-in storage, which is supplemented by cloud computing solutions and Branded external hard drives.

        Client Non-Compute.    We define client non-compute applications as solutions designed for consumer electronic devices and disk drives used for external storage and network-attached storage ("NAS"). Disk drives designed for consumer electronic devices are primarily used in applications such as DVRs and surveillance systems that require a higher capacity, low cost-per-gigabyte storage solution. Disk drives for external storage and NAS devices are designed for purposes such as personal data backup and portable external storage, and to augment storage capacity in the consumer's current desktop, notebook, tablet or DVR devices. We believe the proliferation and personal creation of media-rich digital content will continue to create increasing consumer demand for higher capacity storage solutions.

        Cloud Systems and Solutions.    We define cloud systems and solutions as applications that provide cloud based solutions to businesses for the purpose of high performance computing, scale-out storage solutions, modular systems, remote on-line digital storage archival offerings, and backup & recovery products and services. Systems can contain HDDs and SSDs and can offer file management systems, software, and even compute power.

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

        System integrators.    Companies, such as original equipment manufacturers ("OEM"), that bundle and package storage solutions into client compute, client non-compute or enterprise applications as well as enterprise storage solutions. Distributors that integrate storage hardware and software into end-user applications are also included in this category.

        Storage services.    Companies that provide and host services and solutions, which include storage, backup, archiving, recovery and discovery of electronic data.

        Hyperscale Data Centers.    Increasingly, large hyperscale data center companies are designing their own storage subsystems and having those built by contract manufacturers for use inside their own data centers. This trend is reshaping the storage system and subsystem market and driving innovation in system design and changes in the competitive landscape of the large storage system vendors.

  Demand for Electronic Data Storage

        The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the internet of things, increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to this growth include:

  •
  Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

  •
  Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, LinkedIn®, Netflix®, Pandora®, Google® and YouTube®;

  •
  New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

  •
  Creation and collection of data through the evolution of the internet of things ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

  •
  Build out of large numbers of cloud data centers by cloud service providers and private companies transitioning on-site data centers into the cloud;

  •
  Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

        As a result of these factors, the nature and volume of content being created requires greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for electronic data storage solutions in developed and emerging economies well into the future.

        The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving internet of things. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for electronic data storage solutions going forward.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner which hard drives are delivered to market and utilized by our customers will evolve as well.

        We believe that in the foreseeable future the traditional enterprise, client compute markets that require high capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry's ability to deliver the most cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise Nearline applications.

  Industry Supply Balance

        From time to time the HDD industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

Our Business

Disk Drive Technology

        The design and manufacturing of disk drives depends on highly advanced technology and manufacturing techniques and therefore requires high levels of research and development spending and capital equipment investments. We design, fabricate and assemble a number of the most important components found in our disk drives, including read/write heads and recording media. Our design and manufacturing operations are based on technology platforms that are used to produce various disk drive products that serve multiple data storage applications and markets. Our core technology platforms are focused around the areal density of media and read/write head technologies. Using an integrated platform design and manufacturing leverage approach allows us to deliver a portfolio of disk drive products to service a wide range of electronic data storage applications and industries.

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

Manufacturing

        We design and produce our own read/write heads and recording media, which are critical technologies for disk drives. This integrated approach enables us to lower costs and to improve the functionality of components so that they work together efficiently.

        We believe that because of our vertical design and manufacturing strategy, we are well suited to take advantage of the opportunities to leverage the close interdependence of components for disk drives. Our manufacturing efficiency and flexibility are critical elements of our integrated business strategy. We continuously seek to improve our manufacturing efficiency and reduce manufacturing cost by:

  •
  employing manufacturing automation;

  •
  improving product quality and reliability;

  •
  integrating our supply chain with suppliers and customers to enhance our demand visibility and reduce our working capital requirements;

  •
  coordinating between our manufacturing group and our research and development organization to rapidly achieve volume manufacturing; and

  •
  operating our facilities at optimal capabilities.

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

        Media.    Information is written to the media, or disk, as it rotates at very high speeds past the read/write head. The media is made from non-magnetic material, usually aluminum alloy or glass, and is coated with thin layers of magnetic materials. We use a combination of internally manufactured and externally sourced finished media and aluminum substrates, the mix of which varies based on product mix, technology and our internal capacity levels. We purchase all of our glass substrates from third parties, which we use in the disk drives we make for mobile products.

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

        Disk Drive Assembly.    Following the completion of the head disk assembly, it is mated to the PCBA, and the completed unit goes through extensive defect mapping and testing prior to packaging and shipment. Disk drive assembly and test operations occur primarily at facilities located in China and Thailand. We perform subassembly and component manufacturing operations at our facilities in China, Malaysia, Northern Ireland, Singapore, Thailand and in the United States. In addition, third parties manufacture and assemble components and disk drive assemblies for us in various countries worldwide.

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

Products

        We offer a broad range of storage solutions for the enterprise, data center, client compute and client non-compute applications. We offer more than one product within each product category and differentiate products on the basis of price, performance, form factor, capacity, interface, power consumption efficiency, security features, and other customer integration requirements. Our industry is characterized by continuous and significant advances in technology which contribute to rapid product life cycles. We list our main current product offerings below.

  Enterprise Storage

        Enterprise Performance HDDs.    Our 10,000 and 15,000 RPM Enterprise Performance disk drives feature increased throughput and improved energy efficiency, targeted at high random performance server application needs. Performance 10,000 RPM HDDs ship in storage capacities ranging from 300GB to 1.8TB, and our 15,000 RPM HDDs ship in storage capacities ranging from 146GB to 600GB.

        Enterprise Capacity and Archive HDDs.    Our Enterprise Capacity disk drives ship in 2.5-inch and 3.5-inch form factors and in storage capacities of up to 6TB that rotate at 7,200 RPM speeds. These products are designed for bulk data storage and server environments that require high capacity, enterprise reliability, energy efficiency, integrated security, and SATA and SAS interfaces. Our Archive HDDs provide up to 8TB of low-cost storage designed specifically for active archive storage environments in cloud data centers where very low cost and power are paramount. Our Kinetic HDDs are the world's first Ethernet-connected HDD with an open source object application program interface ("API") designed specifically for hyper scale and scale-out object storage environments.

        Enterprise SSDs.    Available in capacities up to 800GB, the SSD features 12GB per second SAS, and delivers the speed and consistency needed for demanding enterprise storage and server applications. We also offer Nytro family of accelerator cards with capacity up to 4 TB.

  Client Compute

        Desktop HDDs and SSHDs.    Our 3.5-inch desktop drives ship in both traditional HDD and SSHD configurations and offer up to 4TB of capacity. Desktop drives are designed for applications such as personal computers and workstations.

        Mobile HDDs and SSHDs.    Our family of laptop drives ship in a variety of form factors (5mm to 9.5mm drive height), capacities (250GB to 2TB) and technologies (HDD and SSHD) to support mobile needs. Used in applications ranging from traditional laptops, tablets, convertible systems, and gaming consoles, our drives are built to address a range of performance needs and sizes for affordable, high capacity storage.

  Client Non-Compute

        Video HDDs.    Our Video HDDs are used in video applications like DVR's and media centers. These disk drives are optimized for video streaming in always-on applications with capacities up to 4TB to support leading-edge digital entertainment.

        Surveillance HDDs.    Our surveillance drives are built to support the high-write workload of an always-on, always-recording video surveillance system. These surveillance optimized drives are built to support the growing needs of the surveillance market with support for multiple hard drive ("HD") streams and capacities up to 6TB.

        NAS HDDs.    Our network attached storage (NAS) drives are built to support the performance and reliability demanded by small and medium businesses, and incorporate interface software with custom-built error recovery controls, power settings, and vibration tolerance. Our NAS HDD solutions are available in capacities up to 6TB.

        Branded Solutions.    Our external backup storage solutions are shipped under the Backup Plus and Expansion product lines, as well as under the Samsung and LaCie brand names. These product lines are available in capacities ranging from 500GB to 8TB, respectively. Our Seagate and Samsung Wireless drives provide tablet and smartphone users with additional storage for media content, with capacities up to 2TB. Our NAS and Personal Cloud solutions provide centralized network storage in capacities up to 40TB and secure, anywhere file access for users on-the-go.

Customers

        We sell our products to major OEMs, distributors and retailers.

        The following table summarizes our revenue by channel and by geography:

	Fiscal Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Revenues by Channel (%)
OEM	71%	68%	68%
Distributors	17%	20%	21%
Retail	12%	12%	11%
Revenues by Geography (%)(1)
Americas	28%	27%	27%
EMEA	17%	19%	19%
Asia Pacific	55%	54%	54%

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

        In fiscal years 2015, 2014 and 2013, Dell Inc. accounted for approximately 14%, 13% and 13% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 12%, 13% and 10% of consolidated revenue, respectively. See "Item 1A. Risk Factors-Risks Related to Our Business-We may be adversely affected by the loss of, or reduced, delayed or canceled purchases by, one or more of our larger customers."

Competition

        We compete primarily with manufacturers of hard drives used in the enterprise, client compute and client non-compute applications, in addition to manufacturers of solid-state drives and PCIe accelerator cards. The markets that we compete in are competitive. Disk drive manufacturers compete for a limited number of major disk drive customers but also compete with other companies in the electronic data storage industry that provide SSDs and PCIe technology. Some of the principal factors used by customers to differentiate among electronic data storage solutions manufacturers are storage capacity, product performance, product quality and reliability, price per unit and price per gigabyte, time-to-market and time-to-volume leadership, storage/retrieval access times, data transfer rates, form factor, product warranty and support capabilities, supply continuity and flexibility, power consumption, total cost of ownership, and brand. While different markets and customers place varying levels of emphasis on these factors, we believe that our products are competitive with respect to each of these factors in the markets that we currently address.

        Principal Disk Drive Competitors.    There are three companies in the electronic data storage industry that manufacture disk drives:

  •
  Seagate, selling the Seagate, LaCie, and Samsung brands;

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

        We believe the HDD industry experienced benign price erosion in fiscal years 2013, 2014 and moderate price erosion in fiscal year 2015.

        Product Life Cycles and Changing Technology.    Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally, the drive manufacturer that introduces a new product first benefits from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields continue to be of significant competitive importance.

Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In fiscal years 2013 and 2014, our industry experienced muted seasonal patterns as supply and demand were relatively in balance. However, we believe fiscal year 2015 reflected a seasonal pattern consistent with historical patterns.

Research and Development

        We are committed to developing new component technologies, products and alternative storage technologies. Our research and development focus is designed to bring new products to market in high volume, with quality attributes that our customers expect, before our competitors. Part of our product development strategy is to leverage a design platform and/or subsystem within product families to serve different market needs. This platform strategy allows for more efficient resource utilization, leverages best design practices, reduces exposure to changes in demand, and allows for achievement of lower costs through purchasing economies. Our advanced technology integration effort focuses disk drive and component research on recording subsystems, including read/write heads and recording media; market-specific product technology; and technology focused towards new business opportunities. The primary purpose of our advanced technology integration effort is to ensure timely availability of mature component technologies to our product development teams as well as allowing us to leverage and coordinate those technologies in the design centers across our products in order to take advantage of opportunities in the marketplace. During fiscal years 2015, 2014 and 2013, we had product development expenses of approximately $1,353 million, $1,226 million and $1,133 million, respectively, which represented 10%, 9% and 8% of our consolidated revenue, respectively.

Patents and Licenses

        As of July 3, 2015, we had 5,194 U.S. patents and 1,207 patents issued in various foreign jurisdictions as well as 1,351 U.S. and 1,296 foreign patent applications pending. The number of patents and patent applications will vary at any given time as part of our ongoing patent portfolio management activity. Due to the rapid technological change that characterizes the electronic data storage industry, we believe that, in addition to patent protection, the improvement of existing products, reliance upon trade secrets, protection of unpatented proprietary know-how and development of new products are also important to our business in establishing and maintaining a competitive advantage. Accordingly, we intend to continue our efforts to broadly protect our intellectual property, including obtaining patents, where available, in connection with our research and development program.

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

Employees

        At July 3, 2015, we employed approximately 52,350 employees and temporary employees worldwide, of which approximately 41,800 employees were located in our Asian operations. We believe that our future success will depend in part on our ability to attract and retain qualified employees at all levels. We believe that our employee relations are good.

Financial Information

        Financial information for our reportable business segment and about geographic areas is set forth in "Item 8. Financial Statements and Supplementary Data-Note 13. Business Segment and Geographic Information."

Corporate Information

        Seagate Technology public limited company, is a public limited company organized under the laws of Ireland.

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

        Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that the Company posts on its corporate website is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in the Company to review the information that it shares on www.seagate.com. Information in, or that can be accessed through, our web site is not incorporated into this Form 10-K.

Executive Officers

        The following sets forth the name, age and position of each of the persons who were serving as executive officers as of August 11, 2015. There are no family relationships among any of our executive officers.

Name	Age	Positions
Stephen J. Luczo	58	Chairman and Chief Executive Officer
Philip G. Brace	44	President, Cloud Systems and Electronics Solutions
William D. Mosley	48	President, Operations and Technology
Albert A. "Rocky" Pimentel	60	President, Global Markets and Customers
Patrick J. O'Malley	53	Executive Vice President, Chief Financial Officer
Kenneth M. Massaroni	54	Executive Vice President, General Counsel and Chief Administrative Officer
Mark Re	55	Senior Vice President, Chief Technology Officer
Douglas DeHaan	57	General Manager, Samsung HDD Brand of Products
David H. Morton Jr.	43	Senior Vice President, Finance, Treasurer and Principal Accounting Officer

        Stephen J. Luczo. Mr. Luczo, 58, has served as our CEO since January 2009 and as Chairman of the Board since 2002. Mr. Luczo joined Seagate in October 1993 as Senior Vice President of Corporate Development. In September 1997, he was promoted to President and Chief Operating Officer of Seagate Technology (Seagate Technology plc's predecessor) and, in July 1998, he was promoted to CEO at which time he joined the Board as a director of Seagate Technology. Mr. Luczo resigned as CEO effective as of July 2004, but remained as Chairman of the Board. He served as non-employee Chairman from October 2006 to January 2009. From October 2006 until he rejoined us in January 2009, Mr. Luczo was a private investor. Mr. Luczo also served as our President from January 2009 until October 2013. Prior to joining Seagate in 1993, Mr. Luczo was Senior Managing Director of the Global Technology Group of Bear,

Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. Mr. Luczo served on the board of directors of Microsoft Corporation from May 2012 to March 2014.

        William D. Mosley. Mr. Mosley, 48, has served as our President, Operations and Technology since October 2013 and as Executive Vice President, Operations from March 2011 until October 2013. Prior to that, he served as Executive Vice President, Sales and Marketing from September 2009 through March 2011; Executive Vice President, Sales, Marketing and Product Line Management from February 2009 to September 2009; Senior Vice President, Global Disk Storage Operations from 2007 to 2009; and Vice President, Research and Development, Engineering from 2002 to 2007.

        Albert A. "Rocky" Pimentel. Mr. Pimentel, 60, has served as our President of Global Markets and Customers since October 2013 and as Executive Vice President, Chief Sales and Marketing Officer from April 2011 until October 2013. Prior to that, Mr. Pimentel served as a director of Seagate from 2009 until his resignation from the Board of Directors in April 2011. Mr. Pimentel served as Chief Operating Officer and Chief Financial Officer ("CFO") at McAfee, Inc., from 2008 until he retired in August 2010. He served as the Executive Vice President and CFO of Glu Mobile from 2004 to 2008. Prior to joining Glu Mobile, Mr. Pimentel served as Executive Vice President and CFO at Zone Labs from 2003 to 2004, which was acquired by Check Point Software in 2004.

        Philip G. Brace. Mr. Brace, 44, has served as our President, Cloud Systems and Electronics Solutions since July 22, 2015. Mr. Brace joined Seagate in September 2, 2014 as Executive Vice President and Chief Technology Officer of Silicon Solutions, and was promoted to Interim President of Cloud Systems and Electronics Solutions on April 30, 2015. He was previously employed by LSI Corporation ("LSI") from August 2005 through September 2014. At LSI, he was the Executive Vice President of the Storage Solutions Group from July 2012 to September 2014, Senior Vice President and General Manager from January 2009 to July 2012, and Senior Vice President of Corporate Planning and Marketing from August 2005 to January 2009.

        Patrick J. O'Malley. Mr. O'Malley, 53, has served as our Executive Vice President and Chief Financial Officer since August 2008. Previously, he served as our Senior Vice President, Finance from 2005 to August 2008. Prior to that, he was our Senior Vice President, Consumer Electronics from 2004 to 2005.

        Kenneth M. Massaroni. Mr. Massaroni, 54, was appointed our Executive Vice President, General Counsel and Chief Administrative Officer in July 2011. Prior to that, he served as our Senior Vice President, General Counsel and Corporate Secretary from April 2008 through July 2011; Vice President and Acting General Counsel from December 2007 to April 2008; and Vice President of Intellectual Property from 2006 to December 2007. Prior to joining Seagate in 2006, Mr. Massaroni was Vice President of Law, Deputy General Counsel and Assistant Secretary at Scientific-Atlanta Inc. from 1997 to 2006.

        Mark Re. Mr. Re, 55, has served as our Senior Vice President, Research and Development since July 2013. Prior to that, he served as our Vice President, Research, from August 2003 to August 2006. Mr. Re currently serves on the Scientific Advisory Board for the Data Storage Institute, as well as on the Pittsburgh Technology Council and the Advanced Storage Technology Consortium.

        Douglas DeHaan. Mr. DeHaan, 57, has been our General Manager, Samsung HDD Products since September 2012. Prior to that, he served as our Senior Vice President, Operations and Materials, from February 2009 until September 2012; Senior Vice President of Quality from 2008 to 2009; and Senior Vice President of Product and Process Development, Core Products, from 2003 to 2008.

        David H. Morton Jr. Mr. Morton, 43, has served as our Senior Vice President, Finance, Treasurer and Principal Accounting Officer since April 2014 and our Vice President, Finance, Treasurer and Principal Accounting Officer from October 2009 to April 2014; Vice President of Finance, Sales and Marketing from March 2009 to October 2009; Vice President of Sales Operations from July 2007 to March 2009; Vice President of Finance, Storage Markets from October 2006 to July 2007; Executive Director of Consumer Electronics Finance from October 2005 to October 2006; and Executive Director of Corporate FP&A from June 2004 to October 2005.

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

        We have made and are continuing to make investments to expand and develop our cloud systems and solutions business. Our cloud systems and solutions business is subject to the following risks:

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

We may not be able to identify suitable strategic alliances, acquisitions, joint ventures or investment opportunities, to successfully acquire and integrate companies that provide complementary products or technologies or to realize the anticipated benefits of such transactions.

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

        If we are successful in forming strategic alliances or acquiring, forming joint ventures or making investments in other companies, any of these transactions may have an adverse effect on our results of operations, particularly while the operations of an acquired business are being integrated. It is also likely that integration of acquired companies would lead to the loss of key employees from those companies or the loss of customers of those companies. In addition, the integration of any acquired companies would require substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our strategy. Growth by strategic alliance, acquisition, joint venture or investment involves an even higher degree of risk to the extent we combine new product offerings and enter new markets in which we have limited experience, and no assurance can be given that acquisitions of entities with new or alternative business models will be successfully integrated or achieve their stated objectives. There can be no assurance that we will realize the anticipated benefits of any strategic alliance, acquisition, joint venture or investment that we make or, if we do, how long it will take to achieve such benefits.

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

  •
  Fluctuations in Currency Exchange Rates.  Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside of the U.S. where we sell in dollars. This could adversely impact our sales and market share in such areas or increase pressure on us to lower our price, and adversely impact our profit margins. A weakened dollar could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. Any of these events could have a material adverse effect on our results of operations. We may attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into foreign currency forward exchange contracts. However, these contracts may not cover our full exposure and subject us to certain counterparty credit risks. See "Item 7A.Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk" of this report for additional information about our foreign currency exchange risk.

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

  •
  Potential Adverse Tax Consequences.  Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our subsidiaries. In addition, our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies in application of the arm's length standard among taxing authorities, as well as a lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. We are subject to tax audits around the world, and are under audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. In light of the ongoing fiscal challenges many countries are facing, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue. In response, the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting project recommendations, due out by the end of calendar year 2015, will reshape international tax rules for countries to implement. These potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles, and interpretations could increase the risk of double taxation, cause increased tax audit activity, and could impact our effective tax rate.

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

Any decision to reduce or discontinue the payment of cash dividends to our shareholders or the repurchase of our ordinary shares pursuant to our previously announced share repurchase program could cause the market price of our ordinary shares to decline significantly.

        Although we have announced targeted regular cash dividend amounts and a share repurchase program, we are under no obligation to pay cash dividends to our shareholders in the future at the announced targeted levels or at all or to repurchase our ordinary shares at any particular price or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors and our previously announced share repurchase program may be suspended or discontinued at any time. Our payment of quarterly cash dividends and the repurchase of our ordinary shares pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, our ordinary share price, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of our ordinary shares pursuant to our share repurchase program could cause the market price of our ordinary shares to decline significantly, Moreover, in the event our payment of quarterly cash dividends or repurchases of our ordinary shares are reduced or discontinued, our failure to resume such activities at historical levels could result in a persistent lower market valuation of our ordinary shares.

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

        The use of a portion of our U.S. net operating loss and tax credit carryforwards is subject to annual limitations pursuant to U.S. tax law. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss or tax credit carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in ownership. As a result, future changes in ownership could put further limitations on the availability of our net operating loss or tax credit carryforwards.

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

        In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. The most recent report was filed on May 29, 2015. These new rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products, including gold, tantalum, tin and tungsten. As there may be only a limited number of suppliers of "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers, including our OEM customers, may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our company headquarters are located in Ireland, while our U.S. executive offices are located in Cupertino, California. Our principal manufacturing facilities are located in China, Malaysia, Northern Ireland, Singapore, Thailand and the United States. Our principal product development facilities are located in California, Colorado, Minnesota, Singapore and South Korea. Our leased facilities are occupied under leases that expire at various times through 2082.

        Our main material manufacturing, product development and marketing and administrative facilities at July 3, 2015 are as follows:

Location	Building(s) Owned or Leased	Approximate Square Footage	Primary Use
United States
California	Owned/Leased	1,017,000	Product development and marketing and administrative
Colorado	Owned/Leased	576,000	Product development
Minnesota	Owned/Leased	1,144,000	Manufacture of recording heads and product development
Europe
Northern Ireland
Springtown	Owned	479,000	Manufacture of recording heads
Asia
China
Suzhou	Owned(1)	1,103,000	Manufacture of drives
Wuxi	Leased	704,000	Manufacture of drives and drive subassemblies
Malaysia
Johor	Owned(1)	631,000	Manufacture of substrates
Penang	Owned(1)	402,000	Manufacture of drive subassemblies
Seremban	Owned/Leased(1)	386,000	Manufacture of test equipment and systems
Singapore
Woodlands	Owned/Leased(1)	1,504,000	Manufacture of media
Science Park	Owned/Leased	410,000	Product development
AMK	Leased	387,000	Marketing and administrative
Thailand
Korat	Owned/Leased	1,752,000	Manufacture of drives and drive subassemblies
Teparuk	Owned/Leased	425,000	Manufacture of drive subassemblies
Korea
Suwon	Owned	220,000	Product development

(1)
Land leases for these facilities expire at varying dates through 2067.

        As of July 3, 2015, we owned or leased a total of approximately 13.3 million square feet of space worldwide. We occupied approximately 7.5 million square feet for the purpose of manufacturing, 2.5 million square feet for product development, 2.5 million square feet for marketing and administrative purposes. Included in the 13.3 million square feet of owned or leased space is a total of 0.8 million square feet that is currently unoccupied, primarily as a result of site closures at our facilities in Longmont, Colorado. We believe that our existing properties are in good operating condition and are suitable and adequate for the operations for which they are used. As of July 3, 2015, none of our manufacturing facilities are experiencing significant underutilization.

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

	Price Range
Fiscal Quarter	High	Low
Quarter ended September 27, 2013	$47.82	$37.17
Quarter ended December 27, 2013	$56.64	$42.73
Quarter ended March 28, 2014	$62.76	$48.21
Quarter ended June 27, 2014	$58.35	$48.49
Quarter ended October 3, 2014	$63.27	$54.38
Quarter ended January 2, 2015	$69.40	$50.44
Quarter ended April 3, 2015	$66.90	$51.05
Quarter ended July 3, 2015	$60.09	$46.84

        As of August 4, 2015 there were approximately 645 holders of record of our ordinary shares. We did not sell any of our equity securities during fiscal year 2015 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

        The performance graph below shows the cumulative total shareholder return on our ordinary shares for the period from July 2, 2010 to July 3, 2015. This is compared with the cumulative total return of the Dow Jones US Computer Hardware Index and the Standard & Poor's 500 Stock Index over the same period. The graph assumes that on July 2, 2010, $100 was invested in our ordinary shares and $100 was invested in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	7/2/2010	7/1/2011	6/29/2012	6/28/2013	6/27/2014	7/3/2015
Seagate Technology plc	100.00	125.59	195.67	358.92	463.40	423.38
S&P 500	100.00	133.39	138.33	165.45	203.77	219.22
Dow Jones US Computer Hardware	100.00	127.91	167.95	131.60	198.93	244.30

*
$100 invested on 7/2/10 in stock and in indices, including reinvestment of dividends.

        Copyright© 2015 Bloomberg Finance L.P. All rights reserved.

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

        The following were dividends paid in the last two fiscal years:

Record Date	Paid Date	Dividend per Share
August 7, 2013	August 21, 2013	$0.38
November 12, 2013	November 26, 2013	$0.43
February 10, 2014	February 24, 2014	$0.43
May 14, 2014	May 28, 2014	$0.43
November 11, 2014	November 25, 2014	$0.54
February 10, 2015	February 24, 2015	$0.54
May 1, 2015	May 15, 2015	$0.54
August 11, 2015	August 25, 2015	$0.54

        From the closing of our initial public offering in December 2002 through 2015, we have paid dividends, pursuant to our dividend policy then in effect, totaling approximately $3.1 billion in the aggregate.

Repurchases of Our Equity Securities

        On July 24, 2013, the Board of Directors authorized the Company to repurchase $2.5 billion of its outstanding ordinary shares. On April 22, 2015 the Board of Directors authorized the company to repurchase an additional $2.5 billion of its outstanding ordinary shares. As of July 3, 2015, $2.9 billion remained available for repurchase under the existing repurchase authorization limits. All repurchases are effected as redemptions in accordance with the Company's Articles of Association. There is no expiration date on these authorizations.

        The following table sets forth information with respect to all repurchases of our shares made during the fiscal year ended July 3, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Purchased Under the Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions, except average price paid per share)
1st Quarter through 3rd Quarter of Fiscal Year 2015	15	$58.82	15	$907	$584
April 4, 2015 through May 1, 2015	2	58.27	2	68	3,015
May 2, 2015 through May 29, 2015	2	56.18	2	112	2,903
May 30, 2015 through July 3, 2015	—	—	—	—	2,903

Through 4th Quarter of Fiscal Year 2015	19	$58.50	19	$1,087	$2,903

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

        The Consolidated Statements of Operations data for the fiscal years ended July 3, 2015, June 27, 2014 and June 28, 2013, and the Consolidated Balance Sheet data as of July 3, 2015 and June 27, 2014, are derived from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Operations data for the fiscal years ended June 29, 2012 and July 1, 2011, and the Consolidated Balance Sheet data at June 28, 2013, June 29, 2012 and July 1, 2011, are derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
(Dollars in millions, except per share data)	July 3, 2015	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011
Revenue	$13,739	$13,724	$14,351	$14,939	$10,971
Gross margin	3,809	3,846	3,940	4,684	2,146
Income from operations	2,058	1,776	2,091	3,108	806
Net income	1,742	1,570	1,838	2,862	511
Total assets	9,845	9,492	9,243	10,106	9,225
Total debt	4,155	3,920	2,777	2,863	3,512
Equity	$3,018	$2,832	$3,506	$3,497	$2,463
Net income per share:
Basic	$5.38	$4.66	$4.97	$6.72	$1.13
Diluted	5.26	4.52	4.81	6.49	1.09
Number of shares used in per share computations:
Basic	324	337	370	426	451
Diluted	331	347	382	441	467
Cash dividends declared per share	$2.05	$1.67	$1.40	$0.86	$0.18

Supplementary Financial Data (Unaudited)

  Quarterly Data

        The Company operated and reported financial results based on a 14-week quarter in its first quarter of fiscal year 2015 ending on the Friday closest to September 30, 2015 and 13-week quarters for the remaining quarters of fiscal year 2015 as well as all four quarters of fiscal year 2014, which ended on the Friday closest to September 30, December 31, March 31, and June 30.

	Fiscal Year 2015 Quarters Ended
(In millions, except per share data)	July 3, 2015	April 3, 2015	January 2, 2015	October 3, 2014
Revenue	$2,927	$3,330	$3,696	$3,785
Gross margin	776	955	1,027	1,051
Income from operations	206	343	1,053	456
Net income	138	291	933	381
Net income per share:
Basic	$0.44	$0.90	$2.84	$1.17
Diluted	0.43	0.88	2.78	1.13

	Fiscal Year 2014 Quarters Ended
(In millions, except per share data)	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013
Revenue	$3,301	$3,406	$3,528	$3,489
Gross margin	925	959	987	975
Income from operations	410	444	444	478
Net income	320	395	428	427
Net income per share:
Basic	$0.98	$1.21	$1.27	$1.20
Diluted	0.95	1.17	1.24	1.16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the Company's financial condition, changes in financial condition and results of operations for the fiscal years ended, July 3, 2015, June 27, 2014 and June 28, 2013.

        You should read this discussion in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. Except as noted, references to any fiscal year mean the twelve-month period ending on the Friday closest to June 30 of that year. Accordingly, fiscal year 2015 comprised 53 weeks and ended on July 3, 2015. Fiscal years 2014 and 2013 comprised 52 weeks and ended on June 27, 2014 and June 28, 2013, respectively. Fiscal year 2016 will be 52 weeks and will end on July 1, 2016.

        Some of the statements and assumptions included in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending October 2, 2015 and the fiscal year ending July 1, 2016 and beyond. These statements identify prospective information and may include words such as "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "projects" and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Annual Report on Form 10-K and are based on management's current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions, as consumers and businesses may defer purchases in response to tighter credit and financial news; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; currency fluctuations that may impact our margins and international sales; possible excess industry supply with respect to particular disk drive products and disruptions to our supply chain or production capabilities. Information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in such forward-looking statements is also set forth in "Item 1A.Risk Factors" of this Annual Report on Form 10-K, which we encourage you to carefully read. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made. The following is a discussion of the financial condition and results of operations for the fiscal years ended July 3, 2015, June 27, 2014 and June 28, 2013.

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

  •
  Fiscal Year 2015 Summary.  Overview of financial and other highlights affecting us for fiscal year 2015.

  •
  Results of Operations.  Analysis of our financial results comparing fiscal year 2015 to 2014 and comparing fiscal years 2014 to 2013.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements.  Overview of contractual obligations and contingent liabilities and commitments outstanding as of July 3, 2015 and an explanation of off-balance-sheet arrangements.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

        We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, high performance computing (HPC) solutions, and data storage services.

        Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND-based flash memory. In addition to HDDs and SSDs, Solid-state hybrid drives (SSHDs) combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

        Our products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

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

        Our data storage services provide online backup, data protection and recovery solutions for small to medium-sized businesses.

Business Overview

        Our industry is characterized by several trends and factors that have a material impact on our strategic planning, financial condition and results of operations.

  Demand for Electronic Data Storage

        The continued advancement of the cloud, the proliferation of a variety of mobile devices globally, development of the internet of things, increasingly pervasive use of video surveillance, evolution of consumer electronic devices, and enterprise use of big data analytics are driving the growth of digital content. Factors contributing to this growth include:

  •
  Creation, sharing, and consumption of media-rich digital content, such as high-resolution photos, high definition video, and digital music through smart phones, tablets, digital cameras, personal video cameras, DVRs, gaming consoles or other digital devices;

  •
  Creation, aggregation and distribution of digital content through services and other offerings such as Facebook®, Instagram®, iTunes®, LinkedIn®, Netflix®, Pandora®, Google® and YouTube®;

  •
  New surveillance systems which feature higher resolution digital cameras and thus require larger data storage capacities;

  •
  Creation and collection of data through the evolution of the internet of things ecosystem, big data analytics and new technology trends such as self-driving cars and drones;

  •
  Build out of large numbers of cloud data centers by cloud service providers and private companies transitioning on-site data centers into the cloud;

  •
  Protection of increased digital content through redundant storage on backup devices and externally provided storage services.

        As a result of these factors, the nature and volume of content being created requires greater storage, which is more efficiently and economically facilitated by higher capacity storage devices in order to store, manage, distribute, analyze and backup such content. We expect this to support the growth in demand for electronic data storage solutions in developed and emerging economies well into the future.

        The amount of data created as well as where and how data is stored continues to evolve with the proliferation of mobile devices, the growth of cloud computing, and the evolving internet of things. In addition, the economics of storage infrastructure are also evolving with the utilization of public and private hyper-scale storage and open-source solutions reducing the total cost of ownership of storage while increasing the speed and efficiency with which customers can leverage massive computing and storage devices. Accordingly, we expect these trends will continue to create significant demand for electronic data storage solutions going forward.

  Demand Trends for Disk Drives

        We believe that continued growth in digital content requires increasingly higher storage capacity in order to store, aggregate, host, distribute, analyze, manage, backup and use such content. We also believe that as architectures evolve to serve the growing commercial and consumer user base throughout the world, the manner which hard drives are delivered to market and utilized by our customers will evolve as well.

        We believe that in the foreseeable future the traditional enterprise, client compute markets that require high capacity storage solutions, and the data intensive client non-compute markets will continue to be best served by hard disk drives due to the industry's ability to deliver the most cost effective, reliable and energy efficient mass storage devices. Furthermore, the increased use of client non-compute devices that both consume media-rich digital content streamed from the cloud and create rich digital content that is stored in the cloud, increases the demand for high capacity hard disk drives in enterprise Nearline applications.

  Industry Supply Balance

        From time to time the HDD industry has experienced periods of imbalance between supply and demand. To the extent that the disk drive industry builds or maintains capacity based on expectations of demand that do not materialize, price erosion may become more pronounced. Conversely, during periods where demand exceeds supply, price erosion is generally muted.

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

        We believe the HDD industry experienced benign price erosion in fiscal years 2013, 2014 and moderate price erosion in fiscal year 2015.

        Product Life Cycles and Changing Technology.    Success in our industry has been dependent to a large extent on the ability to balance the introduction and transition of new products with time-to-volume, performance, capacity and quality metrics at a competitive price, level of service and support that our customers expect. Generally, the drive manufacturer that introduces a new product first benefits from improved product mix, favorable profit margins and less pricing pressure until comparable products are introduced. Changing technology also necessitates on-going investments in research and development, which may be difficult to recover due to rapid product life cycles and economic declines. Further, there is a continued need to successfully execute product transitions and new product introductions, as factors such as quality, reliability and manufacturing yields continue to be of significant competitive importance.

  Seasonality

        The disk drive industry traditionally experiences seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the back-to-school season from late summer to fall and the traditional holiday shopping season from fall to winter. In fiscal years 2013 and 2014, our industry experienced muted seasonal patterns as supply and demand were relatively in balance. However, we believe fiscal year 2015 reflected a seasonal pattern consistent with historical patterns.

Fiscal Year 2015 Summary

        During the fiscal year 2015, we shipped 212 million units totaling 228 exabytes, generating revenue of $13.7 billion and gross margins of 28% of revenue. Our operating cash flow was $2.6 billion, which included $773 million received from Western Digital as partial payment of the final award plus accrued interest in our arbitration case against Western Digital and a $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People's Republic of China for tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013. We issued $500 million of 5.75% Senior Notes due 2034 and $700 million of 4.875% Senior Notes due 2027 during the December 2014 and June 2015 quarters, respectively. We repurchased approximately 19 million of our ordinary shares during the year for approximately $1.1 billion, paid $0.9 billion for the early repurchase and redemption of debt, paid dividends during the year of $0.7 billion, and completed our acquisition of certain assets and liabilities of LSI Corporation's ("LSI") Accelerated Solutions Division and Flash Components Division (collectively, the "Flash Business") from Avago Technologies Limited for $450 million in cash.

Results of Operations

        We list in the tables below summarized information from our Consolidated Statements of Operations by dollars and as a percentage of revenue:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
Revenue	$13,739	$13,724	$14,351
Cost of revenue	9,930	9,878	10,411

Gross margin	3,809	3,846	3,940
Product development	1,353	1,226	1,133
Marketing and administrative	857	722	635
Amortization of intangibles	129	98	79
Restructuring and other, net	32	24	2
Gain on arbitration award, net	(620)	—	—

Income from operations	2,058	1,776	2,091
Other income (expense), net	(88)	(220)	(260)

Income before income taxes	1,970	1,556	1,831
Provision for (benefit from) income taxes	228	(14)	(7)

Net income	$1,742	$1,570	$1,838

	Fiscal Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Revenue	100%	100%	100%
Cost of revenue	72	72	73

Gross margin	28	28	27
Product development	10	9	8
Marketing and administrative	7	5	4
Amortization of intangibles	1	1	1
Restructuring and other, net	—	—	—
Gain on arbitration award, net	(5)	—	—

Income from operations	15	13	14
Other income (expense), net	(1)	(2)	(2)

Income before income taxes	14	11	12
Provision for (benefit from) income taxes	2	—	—

Net income	12%	11%	12%

        The following table summarizes information regarding average drive selling prices ("ASPs") excluding storage systems; drive volume shipments, exabytes shipped, and revenues by channel and geography:

	Fiscal Years Ended
(In millions, except percentages, exabytes and ASPs)	July 3, 2015	June 27, 2014	June 28, 2013
Unit Shipments:
Enterprise	36	31	30
Client Compute	132	144	151
Client Non-Compute	44	45	45

Total Units Shipped	212	220	226
ASPs (per unit)	$61	$61	$63
Exabytes Shipped	228	202	185
Revenues by Channel (%)
OEMs	71%	68%	68%
Distributors	17%	20%	21%
Retailers	12%	12%	11%
Revenues by Geography (%)
Americas	28%	27%	27%
EMEA	17%	19%	19%
Asia Pacific	55%	54%	54%

Fiscal Year 2015 Compared to Fiscal Year 2014

  Revenue

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	Change	% Change
Revenue	$13,739	$13,724	$15	0.1%

        Revenue in fiscal year 2015 remained flat from fiscal year 2014, as a result of revenue contributed from our acquisitions of Xyratex and LSI's Flash Business and a favorable product mix, partially offset by a 4% decrease in units shipped and moderate price erosion.

  Cost of Revenue and Gross Margin

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	Change	% Change
Cost of revenue	$9,930	$9,878	$52	1%
Gross margin	$3,809	$3,846	$(37)	(1)%
Gross margin percentage	28%	28%

        For fiscal year 2015, gross margin as a percentage of revenue remained flat from the prior fiscal year as a result of improved product mix and cost savings due to increased operational efficiencies, offset by moderate price erosion.

  Operating Expenses

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	Change	% Change
Product development	$1,353	$1,226	$127	10%
Marketing and administrative	857	722	135	19%
Amortization of intangibles	129	98	31	32%
Restructuring and other, net	32	24	8	33%
Gain on arbitration award, net	(620)	—	(620)	(100)%

Operating expenses	$1,751	$2,070	$(319)

        Product Development Expense.    Product development expenses for fiscal year 2015 increased from fiscal year 2014 mostly due to an increase in headcount related costs of $111 million attributed to the consolidation of Xyratex and LSI's Flash Business as well as a 53-week fiscal year in 2015 compared to 52 weeks in 2014.

        Marketing and Administrative Expense.    Marketing and administrative expenses for fiscal year 2015 increased from fiscal year 2014 primarily due to an increase in headcount related costs of $50 million attributed to the consolidation of Xyratex and LSI's Flash Business, non-recurring legal cost reimbursement received in fiscal year 2014 of $24 million, as well as a 53-week fiscal year in 2015 compared to 52 weeks in 2014.

        Amortization of Intangibles.    Amortization of intangibles for fiscal year 2015 increased by $31 million, as compared to fiscal year 2014, as a result of the acquisitions of LSI's Flash Business and Xyratex.

        Restructuring and Other, net.    Restructuring and other, net for fiscal year 2015 increased by $8 million, as compared to fiscal year 2014 primarily due to a restructuring charge recorded during the March 2015 quarter to reduce work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

        Gain on arbitration award, net.    Gain on arbitration award, net for fiscal year 2015 increased from fiscal year 2014 due to final award received in the amount of $630 million, less litigation and other related costs of $10 million, in the Company's case against Western Digital for the misappropriation of the Company's trade secrets.

  Other income (expense), net

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	Change	% Change
Other income (expense), net	$(88)	$(220)	$132	(60)%

        Other income (expense), net for fiscal year 2015 decreased by $132 million, as compared to fiscal year 2014 primarily due to the partial payment of $143 million for interest accrued on the final arbitration award amount in our case against Western Digital and a decrease in losses from early redemption and repurchase of debt of $15 million, partially offset by a $12 million increase in interest expense.

  Income Taxes

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	Change	% Change
Provision for (benefit from) income taxes	$228	$(14)	$242	1,729%

        We recorded an income tax provision of $228 million for fiscal year 2015 compared to an income tax benefit of $14 million for fiscal year 2014. Our fiscal year 2015 income tax provision included approximately $193 million of net income tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People's Republic of China (China assessment) for calendar years 2007 through 2013. Our fiscal year 2014 benefit from income taxes included $58 million of income tax benefits related to the reversal of a portion of the valuation allowances recorded in prior periods and a net decrease in tax reserves related to audit settlements offset by tax reserves on non-U.S. tax positions taken in prior fiscal years.

        Our Irish tax resident parent holding company owns various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish income tax jurisdictions. Our worldwide operating income is either subject to varying rates of income tax or is exempt from income tax due to tax holiday programs we operate under in Malaysia, Singapore and Thailand. These tax holidays are scheduled to expire in whole or in part at various dates through 2022.

        Our income tax provision recorded for fiscal year 2015 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, (ii) tax expense associated with the China assessment recorded during the December 2014 quarter, and (iii) an increase in valuation allowance for certain deferred tax assets. The acquisition of LSI's Flash Business did not have a material impact on our effective tax rate. Our income tax benefit recorded for fiscal year 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain deferred tax assets. The acquisition of Xyratex did not have a material impact on our effective tax rate in fiscal year 2014. Fiscal year 2014 included a valuation allowance release associated with post-acquisition restructuring.

        Based on our non-U.S. ownership structure and subject to (i) potential future increases in our valuation allowance for deferred tax assets; and (ii) a future change in our intention to indefinitely reinvest earnings from our subsidiaries outside of Ireland, we anticipate that our effective tax rate in future periods will generally be less than the Irish statutory rate.

        At July 3, 2015, our deferred tax asset valuation allowance was approximately $929 million.

        At July 3, 2015, we had net deferred tax assets of $612 million. The realization of these deferred tax assets is primarily dependent on our ability to generate sufficient U.S. taxable income in future periods. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when we re-evaluate the underlying basis for our estimates of future U.S. and certain non-U.S. taxable income.

        As of July 3, 2015, approximately $422 million and $90 million of our total U.S. net operating loss and tax credit carry forwards, respectively, are subject to an aggregate annual limitation of $46 million pursuant to U.S. tax law.

        As of July 3, 2015 and June 27, 2014, we had approximately $83 million and $115 million, respectively, of unrecognized tax benefits excluding interest and penalties. The unrecognized tax benefits that, if recognized, would impact the effective tax rate are $83 million and $115 million as of July 3, 2015 and June 27, 2014, respectively, subject to certain future valuation allowance offsets.

        It is our policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2015, we recognized a net income tax expense for interest and penalties of $26 million, $8 million during fiscal year 2014 and $2 million during fiscal year 2013. As of July 3, 2015, we had $20 million of accrued interest and penalties related to unrecognized tax benefits compared to $27 million in fiscal year 2014.

        During the fiscal year ended July 3, 2015, our unrecognized tax benefits excluding interest and penalties decreased by approximately $32 million primarily due to (i) reductions associated with audit settlements of $45 million, (ii) increases in current year unrecognized tax benefits of $9 million, (iii) net increases in prior years' unrecognized tax benefits of $8 million, (iv) reductions associated with the expiration of certain statutes of limitation of $3 million, (v) net reductions from other activity, including non-U.S. exchange gains, of $1 million.

        During the 12 months beginning July 4, 2015, we expect that our unrecognized tax benefits could be reduced by approximately $11 million as a result of the expiration of certain statutes of limitation.

        We are subject to taxation in many jurisdictions globally and are required to file U.S. federal, U.S. state, and non-U.S income tax returns. In June 2014, we received the Revenue Agent's Report and Notices of Proposed Adjustments for our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. We are currently contesting certain of these proposed adjustments through the IRS Appeals Office. We believe that the resolution of these disputed issues will not have a material impact on our financial statements. As discussed above, on December 31, 2014, we received a final audit assessment from the Jiangsu Province State Tax Bureau of the People's Republic of China. As a result of the assessment, we made payments of $225 million related to tax and interest associated with changes to our tax filings in China for calendar years 2007 through 2013. In connection with resolving our tax audit with the Chinese tax authorities, we obtained an Advance Pricing Agreement (APA) from the Jiangsu Province State Tax Bureau during the third quarter. The APA covers the periods through 2018 and provides the company a predictable future tax expense that provides stability to our business model.

        We are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, we are generally no longer subject to tax examination for years ending prior to fiscal year 2005.

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

  Other Expense, net

	Fiscal Years Ended
(Dollars in millions)	June 27, 2014	June 28, 2013	Change	% Change
Other income (expense), net	$(220)	$(260)	$40	(15)%

        Other income (expense), net for fiscal year 2014 decreased by $40 million from fiscal year 2013 due to a $60 million decrease in losses from the early redemption and repurchase of debt and a decrease of $18 million in interest expense due to a reduction in the average interest rate on our outstanding debt. These decreases were partially offset by insurance proceeds of $25 million received during fiscal year 2013 for equipment damaged during the severe flooding in Thailand in October of 2011 and $17 million lower gains on sales of our available for sale securities and strategic investments.

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

        Our income tax benefit recorded for fiscal year 2014 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain deferred tax assets. The acquisition of Xyratex did not have a material impact on our effective tax rate. Fiscal year 2014 included a valuation allowance release associated with post-acquisitions restructuring. Our income tax benefit recorded for fiscal year 2013 differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland, and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of a majority interest in the outstanding shares of LaCie did not have a material impact on our effective tax rate in fiscal year 2013.

Liquidity and Capital Resources

        The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, certificates of deposits, and other interest-bearing bank deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of July 3, 2015.

  Cash and cash equivalents, short-term investments, and restricted cash and investments

	As of
(Dollars in millions)	July 3, 2015	June 27, 2014	Change
Cash and cash equivalents	$2,479	$2,634	$(155)
Short-term investments	6	20	(14)
Restricted cash and investments	7	4	3

Total	$2,492	$2,658	$(166)

        Our cash and cash equivalents, short-term investments and restricted cash and investments decreased from June 27, 2014 as a result of net cash outflow for repurchases of our ordinary shares, early redemption and repayments of long-term debt, dividends paid to our shareholders, capital expenditures, the acquisition of LSI's Flash Business, and a $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People's Republic of China. These cash outflows were partially offset by our cash provided by operating activities, which included an arbitration award partial payment of $773 million from Western Digital, and the aggregate proceeds of $1.2 billion from the aggregated issuance of our 5.75% Senior Notes due 2034 and 4.875% Senior Notes due 2027, as discussed below. The following table summarizes results from the statement of cash flows for the periods indicated:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
Net cash flow provided by (used in):
Operating activities	$2,647	$2,558	$3,047
Investing activities	(1,287)	(322)	(825)
Financing activities	(1,495)	(1,311)	(2,222)
Effect of foreign currency exchange rates	(20)	1	1

Net increase (decrease) in cash and cash equivalents	$(155)	$926	$1

  Cash Provided by Operating Activities

        Cash provided by operating activities for fiscal year2015 was approximately $2.6 billion and includes the effects of net income adjusted for non-cash items including depreciation, amortization, and stock-based compensation. Net income includes:

  •
  a partial payment of $773 million for the arbitration award and related accrued interest received from Western Digital; and

  •
  a $225 million payment related to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People's Republic of China for tax and interest associated with changes to our tax filings for the calendar years 2007 through 2013.

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

  Cash Used in Investing Activities

        In fiscal year 2015, we used $1.3 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements of approximately $747 million and the acquisition of LSI's Flash Business, for $450 million.

        In fiscal year 2014, we used $0.3 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements of approximately $559 million and the acquisition of Xyratex, for $285 million, partially offset by $508 million of proceeds from sales of short-term investments.

        In fiscal year 2013, we used $0.8 billion for net cash investing activities, which was primarily due to payments for property, equipment and leasehold improvements.

  Cash Used in Financing Activities

        Net cash used in financing activities of $1.5 billion for fiscal year 2015 was primarily attributable to the following activities:

  •
  $1.1 billion paid to repurchase 19 million of our ordinary shares;

  •
  $1.0 billion for the repurchase and redemption of long term debt;

  •
  $0.7 billion in dividends paid to our shareholders; partially offset by

  •
  proceeds of $1.2 billion from aggregate cash generated from the issuance of our 5.75% Senior Notes due 2034 and 4.875% Senior Notes due 2027.

        Net cash used in financing activities of $1.3 billion for fiscal year 2014 was primarily attributable to the following activities:

  •
  $1.9 billion paid to repurchase 41 million of our ordinary shares;

  •
  $0.7 billion for the repurchase and redemption of long term debt;

  •
  $0.6 billion in dividends paid to our shareholders; partially offset by

  •
  proceeds of $1.8 billion from aggregate cash generated from the issuance of our 3.75% Senior Notes due in 2018 and 4.75% Senior Notes due in 2025.

        Net cash used in financing activities of $2.2 billion for fiscal year 2013 was attributable to the following activities:

  •
  $1.7 billion paid to repurchase 54 million of our ordinary shares;

  •
  $1.2 billion for the repurchase and redemption of long term debt;

  •
  $0.5 billion in dividends paid to our shareholders; partially offset by

  •
  proceeds from the issuance of $1 billion of our 4.75% notes due 2023; and

  •
  proceeds of $0.3 billion from the issuance of ordinary shares under employee stock plans.

  Liquidity Sources

        Our primary sources of liquidity as of July 3, 2015, consisted of: (1) approximately $2.5 billion in cash and cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

        As of July 3, 2015, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

        The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of July 3, 2015, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements.

        As of July 3, 2015, cash and cash equivalents held by non-Irish subsidiaries was $2.5 billion. This amount is potentially subject to taxation in Ireland upon repatriation by means of a dividend into our Irish parent. However, it is our intent to indefinitely reinvest earnings of non-Irish subsidiaries outside of Ireland and our current plans do not demonstrate a need to repatriate such earnings by means of a taxable Irish dividend. Should funds be needed in the Irish parent company and should we be unable to fund parent company activities through means other than a taxable Irish dividend, we would be required to accrue and pay Irish taxes on such dividend.

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

        On July 21, 2015, our Board of Directors approved a quarterly cash dividend of $0.54 per share, which will be payable on August 25, 2015 to shareholders of record as of the close of business on August 11, 2015.

        As of July 3, 2015, we were in compliance with all of the covenants under our debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

        The carrying value of our long-term debt as of July 3, 2015 and June 27, 2014 was $4.2 billion and $3.9 billion, respectively. The table below presents the principal amounts of our outstanding long-term debt:

	As of
(Dollars in millions)	July 3, 2015	June 27, 2014	Change
6.8% Senior Notes due October 2016	$—	$335	$(335)
3.75% Senior Notes due November 2018	800	800	—
6.875% Senior Notes due May 2020	—	534	(534)
7.00% Senior Notes due November 2021	158	251	(93)
4.75% Senior Notes due June 2023	1,000	1,000	—
4.75% Senior Notes due January 2025	1,000	1,000	—
4.875% Senior Notes Due 2027	700	—	700
5.75% Senior Notes Due 2034	500	—	500

Total	$4,158	$3,920	$238

        From time to time we may repurchase any of our outstanding ordinary shares through private, open market, tender offers, broker assisted purchases or other means. During fiscal year 2015, we repurchased approximately 19 million of our ordinary shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Repurchases of Our Equity Securities." As of July 3, 2015, $2.9 billion remained available for repurchase under our existing repurchase authorization limit. All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        For fiscal year 2016, we expect capital expenditures to be at or below our long-term targeted range of 6% to 8% of revenue. We require substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures and any increased working capital requirements. We will continue to evaluate and manage the retirement and replacement of existing debt and associated obligations, including evaluating the issuance of new debt securities, exchanging existing debt securities for other debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases, tender offers or other means or otherwise. In addition, we may selectively pursue strategic alliances, acquisitions and investments, which may require additional capital.

Contractual Obligations and Commitments

        Our contractual cash obligations and commitments as of July 3, 2015, have been summarized in the table below:

		Fiscal Year(s)
(Dollars in millions)	Total	2016	2017- 2018	2019- 2020	Thereafter
Contractual Cash Obligations:
Long-term debt	$4,158	$—	$—	$800	$3,358
Interest payments on debt	1,996	201	369	353	1,073
Capital expenditures	147	134	13	—	—
Operating leases(1)	218	41	53	32	92
Purchase obligations(2)	1,019	916	103	—	—
Other funding requirements(3)	48	30	12	6	—

Subtotal	7,586	1,322	550	1,191	4,523
Commitments:
Letters of credit or bank guarantees	109	109	—	—	—

Total	$7,695	$1,431	$550	$1,191	$4,523

(1)
Includes total future minimum rent expense under non-cancelable leases for both occupied and vacated facilities (rent expense is shown net of sublease income).

(2)
Purchase obligations are defined as contractual obligations for the purchase of goods or services, which are enforceable and legally binding on us, and that specify all significant terms.

(3)
Consists of funding requirements related to strategic commitments.

        As of July 3, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $33 million, none of which is expected to be settled within one year. Outside of one year, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

        As of July 3, 2015, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

        Significant actual variations in any of the factors upon which we base our contra-revenue estimates could have a material effect on our operating results. In fiscal year 2015, sales programs were approximately 10% of gross revenue. For fiscal years 2014 and 2013, total sales programs ranged from 7% to 10% of gross revenues. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods averaged 0.4% of quarterly gross revenue for fiscal year 2013 through 2014, and were approximately 0.2% of gross revenue in fiscal year 2015. Any future shifts in the industry supply-demand balance as well as other factors may result in a more competitive pricing environment and may cause sales programs as a percentage of gross revenue to increase from the current or historical levels. If such rebates and incentives trend upwards, revenues and margins will be reduced.

        Establishment of Warranty Accruals.    We estimate probable product warranty costs at the time revenue is recognized. We generally warrant our products for a period of 1 to 5 years. Our warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. We also exercise judgment in estimating our ability to sell certain repaired products. Should actual experience in any future period differ significantly from our estimates, our future results of operations could be materially affected. Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited experience with those products upon which to base our warranty estimates.

        The actual results with regard to warranty expenditures could have an adverse or favorable effect on our results of operations if the actual rate of unit failure, the cost to repair a unit, or the actual cost required to satisfy customer claims differs from those estimates we used in determining the warranty accrual. Since we typically outsource our warranty repairs, our repair cost is subject to periodic negotiations with vendors and may vary from our estimates. We also exercise judgment in estimating our ability to sell certain repaired products. To the extent such sales fall below our forecast, warranty cost will be adversely impacted.

        We review our warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact the current period gross margins and income. In fiscal years 2015, 2014 and 2013 net changes in estimates of prior warranty accruals as a percentage of revenue were immaterial. Our total warranty cost was 1.1%, 1.3% and 1.6% of revenue during fiscal years 2015, 2014 and 2013, respectively, while warranty cost related to new shipments (exclusive of the impact of re-estimates of pre-existing liabilities) were 1.1%, 1.3% and 1.3% respectively, for the same periods. Changes in anticipated failure rates of specific products and significant changes in repair or replacement costs have historically been the major reasons for significant changes in prior estimates. Any future changes in failure rates of certain products, as well as changes in repair costs or the cost of replacement parts, may result in increased or decreased warranty accruals.

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

        Assessing Goodwill and Other Long-lived Assets for Impairment.    We account for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. As permitted by ASC 350, we perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the qualitative assessment, if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is not required to perform the two-step goodwill impairment test. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then we perform a quantitative two-step impairment test. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over its implied fair value is recognized as an impairment loss.

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

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 3, 2015, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no material available-for-sale securities were other-than-temporarily impaired as of July 3, 2015. We currently do not use derivative financial instruments in our investment portfolio.

        We have fixed rate debt obligations. We enter into debt obligations for general corporate purposes including capital expenditures and working capital needs.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of July 3, 2015.

Fiscal Years Ended

(Dollars in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at July 3, 2015
Assets
Cash equivalents:
Fixed rate	$2,063	$—	$—	$—	$—	$—	$2,063	$2,063
Average interest rate	0.17%						0.17%
Short-term investments:
Fixed rate	$—	$—	$5	$—	$—	$1	$6	$6
Average interest rate			9.30%			4.30%	8.47%

Total fixed income	$2,063	$—	$5	$—	$—	$1	$2,069	$2,069
Average interest rate	0.17%		9.30%			4.30%	0.19%
Debt
Fixed rate	$—	$—	$—	$800	$—	$3,358	$4,158	$4,175
Average interest rate				3.75%		5.03%	4.78%

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

        We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the fiscal years 2015 and 2014.

        The table below provides information as of July 3, 2015 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Rate	Estimated Fair Value(1)
Foreign currency forward exchange contracts:
Thai baht	$66	33.25	$(1)
Chinese Renminbi	21	6.23	—
Malaysian Ringitt	27	3.74	—
Singapore Dollars	65	1.29	(2)
Great British Pound	35	1.46	2
Euro	13	1.10	—

Total	$227		$(1)

(1)
Equivalent to the unrealized net gain (loss) on existing contracts.

        Other Market Risks.    We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of July 3, 2015, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

        We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the "SDCP"). In fiscal year 2014, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEAGATE TECHNOLOGY PLC

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	July 3, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,479	$2,634
Short-term investments	6	20
Restricted cash and investments	7	4
Accounts receivable, net	1,735	1,729
Inventories	993	985
Deferred income taxes	122	126
Other current assets	226	279

Total current assets	5,568	5,777
Property, equipment and leasehold improvements, net	2,278	2,136
Goodwill	874	537
Other intangible assets, net	370	359
Deferred income taxes	496	499
Other assets, net	259	184

Total Assets	$9,845	$9,492

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,540	$1,549
Accrued employee compensation	256	296
Accrued warranty	135	148
Accrued expenses	412	405
Total current liabilities	2,343	2,398
Long-term accrued warranty	113	125
Long-term accrued income taxes	33	90
Other non-current liabilities	183	127
Long-term debt, less current portion	4,155	3,920

Total Liabilities	6,827	6,660
Commitments and contingencies (See Notes 14 and 15)
Equity:
Seagate Technology plc shareholders' equity:
Preferred shares, $0.00001 par value per share—100,000,000 authorized; no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share—1,250,000,000 authorized; 315,445,536 issued and outstanding at July 3, 2015 and 326,539,322 issued and outstanding at June 27, 2014	—	—
Additional paid-in capital	5,734	5,511
Accumulated other comprehensive loss	(30)	(2)
Accumulated deficit	(2,686)	(2,677)

Total Seagate Technology plc Shareholders' Equity	3,018	2,832

Noncontrolling interest	—	—

Total Equity	3,018	2,832

Total Liabilities and Equity	$9,845	$9,492

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Revenue	$13,739	$13,724	$14,351
Cost of revenue	9,930	9,878	10,411
Product development	1,353	1,226	1,133
Marketing and administrative	857	722	635
Amortization of intangibles	129	98	79
Restructuring and other, net	32	24	2
Gain on arbitration award, net	(620)	—	—

Total operating expenses	11,681	11,948	12,260

Income from operations	2,058	1,776	2,091
Interest income	6	8	8
Interest expense	(207)	(195)	(214)
Other, net	113	(33)	(54)

Other income (expense), net	(88)	(220)	(260)

Income before income taxes	1,970	1,556	1,831
Provision for (benefit from) income taxes	228	(14)	(7)

Net income	1,742	1,570	1,838
Less: Net income attributable to noncontrolling interest	—	—	—

Net income attributable to Seagate Technology plc	$1,742	$1,570	$1,838

Net income per share attributable to Seagate Technology plc ordinary shareholders:
Basic	$5.38	$4.66	$4.97
Diluted	5.26	4.52	4.81
Number of shares used in per share calculations:
Basic	324	337	370
Diluted	331	347	382
Cash dividends declared per Seagate Technology plc ordinary share	$2.05	$1.67	$1.40

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
Net income	$1,742	$1,570	$1,838
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized (loss) gain on cash flow hedges	(11)	(1)	—
Less: reclassification for amounts included in net income	13	—	—

Net change	2	(1)	—

Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	1	21
Less: reclassification for amounts included in net income	—	2	(23)

Net change	—	3	(2)

Post-retirement plans
Change in unrealized (loss) gain on post-retirement plans	(5)	1	(3)
Less: reclassification for amounts included in net income	—	—	—

Net change	(5)	1	(3)

Foreign currency translation adjustments
Foreign currency translation adjustments	(25)	8	1

Total other comprehensive (loss) income, net of tax	(28)	11	(4)

Comprehensive income	1,714	1,581	1,834
Less: Comprehensive income attributable to noncontrolling interest	—	—	1

Comprehensive income attributable to Seagate Technology plc	$1,714	$1,581	$1,833

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	July 3, 2015	June 27, 2014	June 28, 2013
OPERATING ACTIVITIES
Net income	$1,742	$1,570	$1,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841	879	873
Share-based compensation	137	118	76
Loss on redemption and repurchase of debt	74	81	141
Gain on sale of investments	—	(32)	(61)
Loss (gain) on sale of property and equipment	2	(4)	(36)
Deferred income taxes	2	(67)	(70)
Other non-cash operating activities, net	(9)	14	12
Changes in operating assets and liabilities:
Restricted cash and investments	(3)	104	—
Accounts receivable, net	(2)	4	661
Inventories	29	(20)	102
Accounts payable	(58)	(190)	(538)
Accrued employee compensation	(40)	(55)	(14)
Accrued expenses, income taxes and warranty	(112)	(80)	(170)
Vendor non-trade receivables	47	217	272
Other assets and liabilities	(3)	19	(39)

Net cash provided by operating activities	2,647	2,558	3,047

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(747)	(559)	(786)
Proceeds from the sale of property and equipment	—	3	29
Proceeds from the sale of strategic investments	—	72	—
Purchases of short-term investments	(5)	(88)	(351)
Sales of short-term investments	4	508	296
Maturities of short-term investments	19	61	38
Cash used in acquisition of businesses, net of cash acquired	(453)	(285)	(36)
Other investing activities, net	(105)	(34)	(15)

Net cash used in investing activities	(1,287)	(322)	(825)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,196	1,781	986
Redemption and repurchase of debt	(1,026)	(725)	(1,224)
Repurchases of ordinary shares	(1,087)	(1,912)	(1,654)
Dividends to shareholders	(664)	(557)	(518)
Proceeds from issuance of ordinary shares under employee stock plans	98	107	259
Other financing activities, net	(12)	(5)	(71)

Net cash used in financing activities	(1,495)	(1,311)	(2,222)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(20)	1	1

(Decrease) increase in cash and cash equivalents	(155)	926	1
Cash and cash equivalents at the beginning of the year	2,634	1,708	1,707

Cash and cash equivalents at the end of the year	$2,479	$2,634	$1,708

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$216	$198	$219
Cash paid for income taxes, net of refunds	$285	$50	$48

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For Fiscal Years Ended July 3, 2015, June 27, 2014 and June 28, 2013
(In millions)

		Seagate Technology plc Ordinary Shareholders
	Total Equity	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest
Balance at, June 29, 2012	$3,497	396	$—	$4,950	$(9)	$(1,444)	$3,497	$—
Net income	1,838					1,838	1,838	—
Other comprehensive loss	(4)				(5)		(5)	1
Issuance of ordinary shares under employee stock plans	259	17		259			259
Repurchases of ordinary shares	(1,654)	(54)				(1,654)	(1,654)
Dividends to shareholders	(518)					(518)	(518)
Share-based compensation	76			76			76
Acquisition of majority shares of LaCie S.A.	72	—		—			—	72
Purchase of additional subsidiary shares from noncontrolling interest	(61)				1		1	(62)
Tax benefit from exercise of stock options	1			1			1

Balance at, June 28, 2013	3,506	359	—	5,286	(13)	(1,778)	3,495	11
Net income	1,570					1,570	1,570	—
Other comprehensive income	11				10		10	1
Issuance of ordinary shares under employee stock plans	107	9		107			107
Repurchases of ordinary shares	(1,912)	(41)				(1,912)	(1,912)
Dividends to shareholders	(557)					(557)	(557)
Share-based compensation	118			118			118
Purchase of additional subsidiary shares from noncontrolling interest	(11)				1		1	(12)

Balance at, June 27, 2014	2,832	327	—	5,511	(2)	(2,677)	2,832	—
Net income	1,742					1,742	1,742	—
Other comprehensive loss	(28)				(28)		(28)	—
Issuance of ordinary shares under employee stock plans	98	7		98			98
Repurchases of ordinary shares	(1,087)	(19)				(1,087)	(1,087)
Dividends to shareholders	(664)					(664)	(664)
Share-based compensation	137			137			137
Other	(12)			(12)	—		(12)	—

Balance at, July 3, 2015	$3,018	315	$—	$5,734	$(30)	$(2,686)	$3,018	$—

See notes to consolidated financial statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        Seagate Technology plc (the "Company") is a leading provider of electronic data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, it produces a broad range of electronic data storage products including solid state hybrid drives ("SSHD"), solid state drives ("SSD"), PCIe cards and SATA controllers. Its storage technology portfolio also includes storage subsystems, high performance computing (HPC) solutions, and data storage services.

        Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND-based flash memory. In addition to HDDs and SSDs, Solid-state hybrid drives (SSHDs) combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

        The Company's products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where its products are designed primarily for desktop and mobile computing; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders ("DVRs"), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

        The Company's product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and high performance computing ("HPC") data storage solutions. Its storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Its modular subsystem architecture allows it to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

        The Company's data storage services provide online backup, data protection and recovery solutions for small to medium-sized businesses.

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

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal year 2015 comprised 53 weeks and ended on July 3, 2015. Fiscal years 2014 and 2013 were comprised of 52 weeks and ended on June 27, 2014, and June 28, 2013, respectively. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted. Fiscal year 2016 will be 52 weeks and will end on July 1, 2016.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Summary of Significant Accounting Policies

        Cash, Cash Equivalents and Short-Term Investments.    The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments are primarily comprised of money market funds, certificates of deposits, and other interest-bearing bank deposits. The Company has classified its marketable securities as available-for-sale and they are stated at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss), which is a component of Shareholders' Equity. The Company evaluates the available-for sale securities in an unrealized loss position for other-than-temporary impairment. Realized gains and losses are included in Other, net. The cost of securities sold is based on the specific identification method.

        Restricted Cash and Investments.    Restricted cash and investments represent cash and cash equivalents and investments that are restricted as to withdrawal or use for other than current operations.

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

        Assessment of Goodwill and Other Long-lived Assets for Impairment.    The Company accounts for goodwill in accordance with Accounting Standards Codification (ASC) Topic 350 (ASC 350), Intangibles—Goodwill and Other. During fiscal year 2012, the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350)—Testing Goodwill for Impairment. The Company performs a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, including goodwill, then the Company performs a quantitative two-step impairment test. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over its implied fair value is recognized as an impairment loss.

        The Company tests other long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Establishment of Warranty Accruals.    The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company's warranty provision considers estimated product failure rates and trends (including the timing of product returns during the warranty periods), and estimated repair or replacement costs related to product quality issues, if any. The Company also exercises judgment in estimating its ability to sell certain repaired products. Should actual experience in any future period differ significantly from its estimates, the Company's future results of operations could be materially affected.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs were approximately $64 million, $52 million and $51 million in fiscal years 2015, 2014 and 2013, respectively.

        Stock-Based Compensation.    The Company accounts for stock-based compensation under the provisions of ASC Topic 718 (ASC 718), Compensation-Stock Compensation. The Company has elected to apply the with-and-without method to assess the realization of related excess tax benefits.

        Accounting for Income Taxes.    The Company accounts for income taxes pursuant to ASC Topic 740 (ASC 740), Income Taxes. In applying ASC 740, the Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, recognition of income and deductions and calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for income tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of the Company's uncertain tax positions by the Internal Revenue Service or other tax jurisdictions. If estimates of these tax liabilities are greater or less than actual results, an additional tax benefit or provision will result. The deferred tax assets the Company records each period depend primarily on the Company's ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company's outlook for future taxable income changes significantly, the Company's assessment of the need for, and the amount of, a valuation allowance may also change.

        Comprehensive Income.    The Company presents comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income.

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

        The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other comprehensive income (loss), which is a component of shareholders' equity. The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities at historical rates. Gains and losses from these remeasurements were not significant and have been included in the Company's results of operations.

  Concentrations

        Concentration of Credit Risk.    The Company's customer base for disk drive products is concentrated with a small number of OEMs and distributors. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Hewlett-Packard Company and Dell Inc. each accounted for more than 10% of the Company's accounts receivable as of July 3, 2015.

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

  Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements and disclosures.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

2. Balance Sheet Information

  Investments

        The following table summarizes, by major type, the fair value and amortized cost of the Company's investments as of July 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,203	$—	$1,203
Corporate bonds	6	—	6
Certificates of deposit	867	—	867

Total	$2,076	$—	$2,076

Included in Cash and cash equivalents			$2,063
Included in Short-term investments			6
Included in Restricted cash and investments			7

Total			$2,076

        As of July 3, 2015, the Company's Restricted cash and investments consisted of $7 million in cash and investments held as collateral at banks for various performance obligations.

        As of July 3, 2015, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 3, 2015.

        The fair value and amortized cost of the Company's investments classified as available-for-sale at July 3, 2015 by remaining contractual maturity was as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$2,070	$2,070
Due in 1 to 5 years	6	6
Due in 5 to 10 years	—	—
Thereafter	—	—

Total	$2,076	$2,076

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

  Accounts Receivable, net

        The following table provides details of the accounts receivable, net balance sheet item:

(Dollars in millions)	July 3, 2015	June 27, 2014
Accounts receivable	$1,744	$1,741
Allowance for doubtful accounts	(9)	(12)

	$1,735	$1,729

        Activity in the allowance for doubtful accounts is as follows:

(Dollars in millions)	Balance at Beginning of Period	Charges (credit) to Operations	Deductions(a)	Assumed from LaCie S.A.	Balance at End of Period
Fiscal year ended June 28, 2013	$10	(2)	(1)	1	$8
Fiscal year ended June 27, 2014	$8	4	—	—	$12
Fiscal year ended July 3, 2015	$12	—	(3)	—	$9

(a)
Uncollectible accounts written off, net of recoveries.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Inventories

        The following table provides details of the inventory balance sheet item:

(Dollars in millions)	July 3, 2015	June 27, 2014
Raw materials and components	$352	$324
Work-in-process	239	267
Finished goods	402	394

	$993	$985

  Other Current Assets

        The following table provides details of the other current assets balance sheet item:

(Dollars in millions)	July 3, 2015	June 27, 2014
Vendor non-trade receivables	$66	$112
Other	160	167

	$226	$279

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

  Property, Equipment and Leasehold Improvements, net

        The components of property, equipment and leasehold improvements, net were as follows:

(Dollars in millions)	Useful Life in Years	July 3, 2015	June 27, 2014
Land and land improvements		$48	$45
Equipment	3 – 5	7,440	7,159
Buildings and leasehold improvements	Up to 48	1,595	1,452
Construction in progress		547	323

		9,630	8,979
Less: accumulated depreciation and amortization		(7,352)	(6,843)

		$2,278	$2,136

        Depreciation expense, which includes amortization of leasehold improvements, was $689 million, $748 million and $727 million for fiscal years 2015, 2014, and 2013, respectively. Interest on borrowings related to eligible capital expenditures is capitalized as part of the cost of the qualified assets and amortized over the estimated useful lives of the assets. During fiscal years 2015, 2014, and 2013, the Company capitalized interest of $15 million, $7 million and $10 million, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities(a)	Unrealized Gains (Losses) on post-retirement plans	Foreign Currency Translation Adjustments	Total
Balance at June 28, 2013	$—	$(3)	$(11)	$1	$(13)
Other comprehensive income (loss) before reclassifications	(1)	1	1	8	9
Amounts reclassified from AOCI	—	2	—	—	2

Other comprehensive income (loss)	(1)	3	1	8	11

Balance at June 27, 2014	(1)	—	(10)	9	(2)
Other comprehensive income (loss) before reclassifications	(11)	—	(5)	(25)	(41)
Amounts reclassified from AOCI	13	—	—	—	13

Other comprehensive income (loss)	2	—	(5)	(25)	(28)

Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)

(a)
The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using the specific identification method.

3. Acquisitions

  LSI's Flash Business

        On September 2, 2014, the Company completed the acquisition of certain assets and liabilities of LSI Corporation's ("LSI") Accelerated Solutions Division and Flash Components Division (collectively, the "Flash Business") from Avago Technologies Limited for $450 million in cash. The transaction is intended to strengthen Seagate's strategy to deliver a full suite of storage solutions, providing Seagate with established enterprise PCIe flash and SSD controller capabilities to deliver solutions for the growing flash storage market.

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

        The Company incurred approximately $1 million of expenses related to the acquisition of LSI's Flash Business during the twelve months ended July 3, 2015, which are included within Marketing and administrative expense on the Consolidated Statement of Operations.

        The amounts of revenue and earnings of LSI's Flash Business included in the Company's Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended July 3, 2015 were not significant.

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

        The amounts of revenue and earnings of Xyratex included in the Company's Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended June 27, 2014 are not significant.

  LaCie S.A.

        On August 3, 2012 the Company acquired 23,382,904 (or approximately 64.5%) of the outstanding shares of LaCie S.A. ("LaCie") for a price of €4.05 per share with a price supplement of €0.12 per share, which would have been payable if the Company had successfully acquired at least 95% of the outstanding shares of LaCie within 6 months of the acquisition. Of the amount paid at the acquisition date, €9 million is treated as compensation cost to one of the selling shareholders, who was an employee of the Company, to be recognized over a period of 36 months from the acquisition date, and may be refunded to the Company if the selling shareholder is no longer employed at the end of that period. The transaction and related agreements are expected to accelerate the Company's growth strategy in the expanding consumer storage market, particularly in Europe, Japan and in premium distribution channels.

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

        The amounts of revenue and earnings of LaCie included in the Company's Consolidated Statement of Operations from the acquisition date through the end of fiscal year ended June 28, 2013 are not significant.

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

4. Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	Amount
As of June 28, 2013	$476
Goodwill acquired	60
Foreign currency translation effect	1

As of June 27, 2014	$537
Goodwill acquired	339
Foreign currency translation effect	(2)

As of July 3, 2015	$874

  Other Intangible Assets

        Other intangible assets consist primarily of existing technology, customer relationships, in-process research and development and trade names acquired in business combinations. With the exception of in-process research and development, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Consolidated Statements of Operations. In-process research and development has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstance indicate that the asset might be impaired. If the carrying amount of in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for in-process research and development. All in-process research and development was completed during fiscal year 2015, the related assets are now accounted for as existing technology and are being amortized over their useful lives.

        In fiscal years 2015, 2014 and 2013, amortization expense for other intangible assets was $152 million, $131 million and $147 million, respectively.

        The carrying value of other intangible assets subject to amortization as of July 3, 2015, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$191	$(69)	$122	4.1 years
Customer relationships	487	(282)	205	2.4 years
Trade name	27	(7)	20	3.2 years
Other intangible assets	27	(4)	23	4.2 years

Total amortizable other intangible assets	$732	$(362)	$370	3.1 years

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of other intangible assets subject to amortization as of June 27, 2014 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$68	$(18)	$50	2.9 years
Customer relationships	450	(192)	258	3.3 years
Trade name	10	(1)	9	3.1 years
Other intangible assets	4	(1)	$3	4.4 years

Total amortizable other intangible assets	$532	$(212)	$320	3.2 years

        The carrying value of In-process research and development not subject to amortization was $39 million on June 27, 2014.

        As of July 3, 2015, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

(Dollars in millions)	Amount
2016	$141
2017	122
2018	64
2019	24
2020	7
Thereafter	12

$370

5. Restructuring and Exit Costs

        During fiscal year 2015 and 2014, the Company recorded restructuring charges of $32 million and $24 million, respectively, comprised primarily of charges related to employee termination costs associated with reductions in force during each fiscal year. During fiscal year 2013, the Company recorded restructuring and other charges of $2 million, mainly comprised of post-employment costs associated with a small restructuring plan. The Company's significant restructuring plans are described below. All restructuring charges are reported in Restructuring and other, net on the Consolidated Statements of Operations.

        2015 Plan.    During fiscal year 2015, the Company recorded employee termination costs of $25 million and made cash payments of $16 million associated with a reduction in the work force.

        Ang Mo Kio (AMK) Plan.    In August 2009, the Company announced that it will close its AMK manufacturing operations in Singapore. Operations at this facility had ceased as of the third quarter of fiscal year 2011. The hard drive manufacturing operations have been relocated to other existing Seagate facilities and the Company's Asia International Headquarters remains in Singapore. This closure and relocation is part of the Company's ongoing focus on cost efficiencies in all areas of its business and is intended to facilitate leveraging manufacturing investments across fewer sites. The Company currently estimates total restructuring charges of approximately $50 million, all in cash, including approximately $42 million for post-employment benefits, approximately $6 million for the relocation of manufacturing equipment, and approximately $2 million for other plant closure and relocation costs. From the inception

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the plan the Company has recorded $48 million in restructuring charges. During fiscal year 2015, there were no cash payments or other settlements under the AMK Plan and no restructuring charges related to the plan during fiscal year 2015. Payments under the AMK plan are expected to continue through fiscal year 2016.

        Other Restructuring and Exit Costs.    Through July 3, 2015, the Company has recorded other restructuring charges of approximately $126 million, net of adjustments, related to the previously announced closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities, and also has recorded certain exit costs aggregating to $267 million related to its acquisition of Maxtor. These plans are currently expected to result in total charges of approximately $400 million. During fiscal year 2015, the Company incurred restructuring charges of $1 million in post-employment benefits and $2 million in other exit costs primarily related to the closures of its Pittsburgh, Pennsylvania and Milpitas, California facilities and to other smaller restructuring plans. In addition, the Company recorded cash payments and other settlements of $9 million related to these plans during fiscal year 2015. Restructuring activity relating to the Milpitas, California facility was completed during the fiscal year ended June 28, 2013. Payment of these exit costs relating to the Pittsburgh, Pennsylvania facility and other smaller restructuring plans are expected to continue through the end of fiscal year 2023.

        The following table summarizes the Company's restructuring activities under all the Company's active restructuring plans for fiscal years 2015, 2014 and 2013:

(Dollars in millions)	Post- Employment Benefits	Operating Leases	Other Exit Costs	Total
All Restructuring Activities
Accrual balances at June 29, 2012	$3	$22	$—	$25
Restructuring charges	1	1	1	3
Cash payments	(2)	(7)	(1)	(10)
Adjustments	—	(1)	—	(1)

Accrual balances at June 28, 2013	2	15	—	17
Restructuring charges	18	3	2	23
Cash payments	(20)	(5)	(2)	(27)
Adjustments	2	(1)	—	1

Accrual balances at June 27, 2014	2	12	—	14
Restructuring charges	23	3	4	30
Cash payments	(17)	(6)	(4)	(27)
Adjustments	3	(1)	—	2

Accrual balances at July 3, 2015	$11	$8	$—	$19

        Of the accrued restructuring balance of approximately $19 million at July 3, 2015, $15 million is included in Accrued expenses and $4 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet. Of the accrued restructuring balance of approximately $14 million at June 27, 2014, $7 million is included in Accrued expenses and $7 million is included in Other non-current liabilities in the Company's Consolidated Balance Sheet.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

  Short-Term Borrowings

        The Company and its subsidiary HDD Cayman have entered into a Credit Agreement providing the Company with a $700 million senior secured revolving credit facility (the "Revolving Credit Facility"). On January 15, 2015, pursuant to the Third Amendment to the Credit Agreement, the commitments available under the Revolving Credit Facility were increased from $500 million to $700 million and the maturity date was extended until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. This Credit Agreement that was originally entered into by the Company and HDD Cayman on January 18, 2011 was subsequently amended with the Second Amendment to the Credit Agreement on April 30, 2013, which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of July 3, 2015, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

  Long-Term Debt

        $600 million Aggregate Principal Amount of 6.8% Senior Notes due October 2016 (the "2016 Notes").    On September 20, 2006, the Company's subsidiary, Seagate Technology HDD Holdings, completed the sale of $600 million aggregate principal amount of the 2016 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The interest on the 2016 Notes is payable semi-annually on April 1 and October 1 of each year. The issuer under the 2016 Notes is Seagate HDD Cayman, and the obligations under the 2016 Notes are unconditionally guaranteed by certain of the Company's significant subsidiaries. The 2016 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2016 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. During fiscal year 2013, the Company repurchased $265 million aggregate principal amount of its 2016 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest, and recorded a loss on the repurchase of approximately $44 million, which is included in Other, net in the Company's Consolidated Statements of Operations. During the December 2014 quarter, the 2016 Notes were fully extinguished through repurchase and redemption for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase and redemption of approximately $34 million, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the "2018 Notes").    On November 5, 2013, Seagate HDD Cayman, issued $800 million in aggregate principal amount of 3.75% Senior Notes, which mature on November 15, 2018, in a private placement. The interest on the Notes is payable semi-annually on May 15 and November 15 of each year. The Notes are redeemable at the option of Seagate HDD Cayman in whole or in part, on not less than 30, nor more than 60 days' notice, at a "make-whole" premium redemption price. The "make-whole" premium redemption price will be equal to

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining schedule payments of principal and interest on the Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis.

        $600 million Aggregate Principal Amount of 6.875% Senior Notes due May 2020 (the "2020 Notes").    On May 13, 2010, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2020 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2020 Notes is payable semi-annually on May 1 and November 1 of each year. The 2020 Notes were redeemable any time prior to May 1, 2015 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" was equal to the greater of (1) 1% of the principal amount of the 2020 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2015 plus interest payments due through May 1, 2015, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2020 Notes are redeemable at any time on or after May 1, 2015 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. The issuer under the 2020 Notes is Seagate HDD Cayman, and the obligations under the 2020 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2014, the Company repurchased $66 million aggregate principal amount of its 2020 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $7 million, which is included in Other, net in the Company's Consolidated Statement of Operations. During fiscal year 2015, the 2020 Notes were fully extinguished through repurchase and redemption for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $26 million, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the "2021 Notes").    On May 18, 2011, the Company's subsidiary, Seagate HDD Cayman, completed the sale of $600 million aggregate principal amount of the 2021 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The 2021 Notes are redeemable any time prior to May 1, 2016 at the option of the Company, in whole or in part, at a redemption price of 100% of the principal amount plus an "applicable premium" and accrued and unpaid interest, if any, to the redemption date. The "applicable premium" will be equal to the greater of (1) 1% of the principal amount of the 2021 Notes, or (2) the excess, if any, of (a) the present value of the redemption price on May 1, 2016 plus interest payments due through May 1, 2016, discounted at the applicable Treasury rate as of the redemption date plus 50 basis points; over (b) the principal amount of such note. The 2021 Notes are redeemable at any time on or after May 1, 2016 at various prices expressed as a percentage of principal amount, as set forth in the indentures, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time before May 1, 2014, the Company may redeem up to 35% of the principal amount with the net cash proceeds from permitted sales of the Company's stock at a redemption price of 107% of the principal amount plus accrued interest to the redemption date. The issuer under the 2021 Notes is Seagate

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HDD Cayman and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During fiscal year 2014, the Company repurchased $349 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $54 million, which is included in Other, net in the Company's Consolidated Statement of Operations. During fiscal year 2015, the Company repurchased $93 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The Company recorded a loss on the repurchase of approximately $13 million, which is included in Other, net in the Company's Consolidated Statement of Operations.

        $1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the "2023 Notes").    On May 22, 2013, Seagate HDD Cayman, issued $1 billion in aggregate principal amount of 4.75% Senior Notes, which mature on June 1, 2023, in a private placement. The obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The 2023 Notes are redeemable at the option of the Company in whole or in part, on not less than 30, nor more than 60 days notice, at a "make-whole" premium redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the notes being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2023 Notes being redeemed, discounted at the redemption date on a semi-annual basis at a rate equal to the sum of the applicable Treasury rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date.

        $1 billion Aggregate principal amount of 4.75%Senior Notes due January 2025 (the "2025 Notes").    On May 28, 2014, Seagate HDD Cayman issued $1 billion in aggregate principal amount of 4.75% Senior Notes due 2025, which mature on January 1, 2025. The interest on the Notes will be payable in cash semiannually on January 1 and July 1 of each year, commencing on January 1, 2015. At any time, upon not less than 30 nor more than 60 days' notice, Seagate HDD may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to the greater of (1) 100% of the principal amount of the Notes redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points. Accrued and unpaid interest, if any, will be paid to, but excluding, the redemption date. The Notes are fully and unconditionally guaranteed by the Company on a senior unsecured basis.

        $500 million Aggregate Principal Amount of 5.75% Senior Notes due December, 2034 (the "2034 Notes").    On December 2, 2014, Seagate HDD Cayman issued, in a private placement, $500 million in aggregate principal amount of 5.75% Senior Notes, which mature on December 1, 2034. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2015. At any time before June 1, 2034, Seagate HDD Cayman may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 50 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after June 1, 2034, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. If, under certain circumstances, the 2034 Notes have not otherwise become freely transferable by December 3, 2015, then the Company is required to exchange the Notes for notes registered under the Securities Act of 1933.

        $700 million Aggregate Principal Amount of 4.875% Senior Notes due June, 2027 (the "2027 Notes").    On May 14, 2015, Seagate HDD Cayman issued, in a private placement, $700 million in aggregate principal amount of 4.875% Senior Notes, which mature on June 1, 2027. The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. At any time before March 1, 2027, Seagate HDD Cayman may redeem some or all of the Notes at a "make-whole" redemption price. The "make-whole" redemption price will be equal to (1) 100% of the principal amount of the Notes redeemed, plus (2) the excess, if any of (x) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed, discounted to the redemption date on a semi-annual basis at a rate equal to the sum of the Treasury Rate plus 40 basis points, minus accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date over (y) the principal amount of the Notes being redeemed, plus (3) accrued and unpaid interest, if any, on the Notes being redeemed to, but excluding, the redemption date. At any time on or after March 1, 2027, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. If, under certain circumstances, the 2027 Notes have not otherwise become freely transferable by May 14, 2016, then the Company is required to exchange the Notes for notes registered under the Securities Act of 1933.

        At July 3, 2015, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
2016	$—
2017	—
2018	—
2019	800
2020	—
Thereafter	3,358

$4,158

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

        The provision for (benefit from) income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
Current income tax expense (benefit):
U.S. Federal	$—	$(12)	$3
U.S. State	4	3	10
Non-U.S.	222	62	50

Total Current	226	53	63

Deferred income tax expense (benefit):
U.S. Federal	(6)	(43)	(49)
U.S. State	(2)	2	(1)
Non-U.S.	10	(26)	(20)

Total Deferred	2	(67)	(70)

Provision for (benefit from) income taxes	$228	$(14)	$(7)

        Income before income taxes consisted of the following:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
U.S.	$101	$149	$175
Non-U.S	1,869	1,407	1,656

	$1,970	$1,556	$1,831

        The Company recorded $2 million, $0.3 million and $1 million of excess tax benefits associated with stock option deductions in fiscal years 2015, 2014 and 2013, respectively.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014
Deferred tax assets
Accrued warranty	$88	$99
Inventory carrying value adjustments	43	49
Receivable allowance	16	15
Accrued compensation and benefits	106	103
Depreciation	171	140
Restructuring accruals	4	4
Other accruals and deferred items	31	39
Net operating losses and tax credit carry-forwards	1,099	1,081
Other assets	5	8

Total deferred tax assets	1,563	1,538
Valuation allowance	(929)	(888)

Net deferred tax assets	634	650

Deferred tax liabilities
Unremitted earnings of certain non-U.S. entities	(6)	(14)
Acquisition-related items	(15)	(19)
Other liabilities	(1)	(2)

Total deferred tax liabilities	(22)	(35)

Total net deferred tax assets	$612	$615

As Reported on the Balance Sheet
Current assets—deferred income taxes	$122	$126
Non-current assets—deferred income taxes	496	499
Other non-current liabilities	(6)	(10)

Total net deferred income taxes	$612	$615

        The deferred tax asset valuation allowance increased by $41 million in 2015, and decreased by $101 million and $75 million, in fiscal years 2014 and 2013, respectively.

        At July 3, 2015, the Company recorded $612 million of net deferred tax assets. The realization of these deferred tax assets is primarily dependent on the Company's ability to generate sufficient U.S. taxable income in future periods. Although realization is not assured, the Company's management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent periods when the Company reevaluates the underlying basis for its estimates of future U.S. and certain non-U.S. taxable income.

        At July 3, 2015, the Company had U.S. federal, state and non-U.S. tax net operating loss carryforwards of approximately $3.1 billion, $1.8 billion and $133.3 million, respectively which will expire at various dates beginning in fiscal year 2016, if not utilized. U.S. state net operating loss carryforwards of approximately $25 million are scheduled to expire in fiscal year 2016. At July 3, 2015, the Company had

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. federal and state tax credit carryforwards of $387 million and $89 million, respectively, which will expire at various dates beginning in fiscal year 2016, if not utilized.

        As of July 3, 2015, approximately $422 million and $90 million of the Company's total U.S. net operating loss and tax credit carryforwards, respectively, are subject to an aggregate annual limitation of $46 million pursuant to U.S. tax law.

        For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, the Irish statutory rate of 25% was applied as follows:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
Provision at statutory rate	$493	$389	$458
Net U.S. federal and state income taxes	7	3	12
Permanent differences	2	3	3
Valuation allowance	15	(100)	(97)
Non-U.S. losses with no tax benefits	2	8	27
Non-U.S. earnings taxed at less than statutory rate	(463)	(313)	(414)
Audit assessment	173	—	—
Other individually immaterial items	(1)	(4)	4

Provision for (benefit from) income taxes	$228	$(14)	$(7)

        A substantial portion of the Company's operations in Malaysia, Singapore, and Thailand operate under various tax holiday programs, which expire in whole or in part at various dates through 2022. Certain of the tax holidays may be extended if specific conditions are met. The net impact of these tax holiday programs was to increase the Company's net income by approximately $349 million in fiscal year 2015 ($1.05 per share, diluted), to increase the Company's net income by approximately $289 million in fiscal year 2014 ($0.83 per share, diluted), and to increase the Company's net income by $338 million in fiscal year 2013 ($0.89 per share, diluted).

        The Company consists of an Irish tax resident parent holding company with various U.S. and non-U.S. subsidiaries that operate in multiple non-Irish taxing jurisdictions. The amount of temporary differences (including undistributed earnings) related to outside basis differences in the stock of non-Irish resident subsidiaries considered indefinitely reinvested outside of Ireland for which Irish income taxes have not been provided as of July 3, 2015, was approximately $3 billion. If such amount were remitted to Ireland as a dividend, it is likely that tax at 25% or approximately $750 million would result.

        As of July 3, 2015 and June 27, 2014, the Company had approximately $83 million and $115 million, respectively, of unrecognized tax benefits excluding interest and penalties. The amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate is $83 million and $115 million as of July 3, 2015 and June 27, 2014, respectively, subject to certain future valuation allowance offsets.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	Fiscal Years Ended
(Dollars in millions)	July 3, 2015	June 27, 2014	June 28, 2013
Balance of unrecognized tax benefits at the beginning of the year	$115	$157	$135
Gross increase for tax positions of prior years	12	10	14
Gross decrease for tax positions of prior years	(4)	(64)	(4)
Gross increase for tax positions of current year	9	13	16
Gross decrease for tax positions of current year	—	—	—
Settlements	(45)	—	—
Lapse of statutes of limitation	(3)	(3)	(5)
Non-U.S. exchange (gain)/loss	(1)	2	1

Balance of unrecognized tax benefits at the end of the year	$83	$115	$157

        It is the Company's policy to include interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations. During fiscal year 2015, the Company recognized net income tax expense for interest and penalties of $26 million, $8 million during fiscal year 2014 and $2 million during fiscal year 2013. As of July 3, 2015, the Company had $20 million of accrued interest and penalties related to unrecognized tax benefits compared to $27 million in fiscal year 2014.

        During the 12 months beginning July 4, 2015, the Company expects that its unrecognized tax benefits could be reduced by approximately $11 million as a result of the expiration of certain statutes of limitation.

        The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In June 2014, the Company received the Revenue Agent's Report and Notices of Proposed Adjustments for its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. The Company is currently contesting certain of these proposed adjustments through the IRS Appeals Office. The Company believes that the resolution of these disputed issues will not have a material impact on its financial statements. On December 31, 2014, the Company received the final audit assessment from the Jiangsu Province State Tax Bureau of the People's Republic of China. The Company recognized $193 million of income tax expense and made payments of $225 million related to tax and interest associated with changes to the Company's tax filings in China from calendar years 2007 through 2013.

        The Company is no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2008. With respect to U.S. state and non-U.S. income tax returns, the Company is generally no longer subject to tax examination for years ending prior to fiscal year 2005.

8. Derivative Financial Instruments

        The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations. The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company's accounting policies for these instruments are based on whether the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives in the Consolidated Balance Sheets at fair value. The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized gain on cash flow hedges was $1 million as of July 3, 2015 and the amount of net unrealized loss on cash flow hedges was $1 million as of June 27, 2014.

        The Company dedesignates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive loss are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during fiscal years 2015, 2014, and 2013. As of July 3, 2015, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

        The following tables show the total notional value of the Company's outstanding foreign currency forward exchange contracts as of July 3, 2015 and June 27, 2014:

	As of July 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai Baht	$18	$48
Singapore Dollars	23	42
Chinese Renminbi	5	16
Euro	—	13
British Pound Sterling	35	—
Malaysian Ringgit	12	15

	$93	$134

	As of June 27, 2014
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Thai baht	$—	$143
British Pound Sterling	25	—
Malaysian Ringgit	9	—

	$34	$143

        The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the "SDCP"). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of July 3, 2015, the notional investments underlying the TRS amounted to $98 million. The contract term of the TRS is through January 2016 and is settled on a monthly basis, therefore limiting counterparty performance risk.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

        The following tables show the Company's derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of July 3, 2015 and June 27, 2014:

	As of July 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(3)
Total return swap	Other current assets	1	Accrued expenses	—

Total derivatives		$3		$(4)

	As of June 27, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	2	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—

Total derivatives		$5		$—

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended July 3, 2015:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(11)	Cost of revenue	$(13)	Cost of revenue	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(4)
Total return swap	Operating expenses	$—

(a)
The amounts of gains or losses recognized in income related to the ineffective portion of the hedging relationships were immaterial for the fiscal year ended July 3, 2015. The amount of gains recognized in income related to the amount excluded from the assessment of hedge effectiveness was $1 million for the fiscal year ended July 3, 2015.

        The following tables show the effect of the Company's derivative instruments on the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Operations for the fiscal year ended June 27, 2014:

(Dollars in millions) Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)(a)
Foreign currency forward exchange contracts	$(1)	Cost of revenue	$—	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$—
Total return swap	Operating expenses	$—

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,201	$—	$—	$1,201
Certificates of deposit	—	862	—	862
Corporate bonds	—	6	—	6

Total cash equivalents and short-term investments	1,201	868	—	2,069

Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3

Total assets	$1,203	$876	$—	$2,079

Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)

Total liabilities	$—	$(4)	$—	$(4)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,201	$862	$—	$2,063
Short-term investments	—	6	—	6
Restricted cash and investments	2	5	—	7
Other assets, net	—	3	—	3

Total assets	$1,203	$876	$—	$2,079

Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)

Total liabilities	$—	$(4)	$—	$(4)

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis, excluding accrued interest components, as of June 27, 2014:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$793	$—	$—	$793
Commercial paper	—	1,261	—	1,261
Certificates of deposit	—	269	—	269
Corporate bonds	—	6	—	6

Total cash equivalents and short-term investments	793	1,536	—	2,329

Restricted Cash and Investments:
Other debt securities	—	4	—	4
Derivative assets	—	5	—	5

Total assets	$793	$1,545	$—	$2,338

Liabilities:
Derivative liabilities	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$793	$1,516	$—	$2,309
Short-term investments	—	20	—	20
Restricted cash and investments	—	4	—	4
Other assets, net	—	5	—	5

Total assets	$793	$1,545	$—	$2,338

Liabilities:
Accrued expenses	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

        The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

        The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. Level 2 assets include: agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class. The Company uses a pricing service to assist in determining the

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values of all of its cash equivalents and short-term investments. For the cash equivalents and short-term investments in the Company's portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date. The Company corroborates the prices obtained from the pricing service against other independent sources and, as of July 3, 2015, has not found it necessary to make any adjustments to the prices obtained. The Company's derivative financial instruments are also classified within Level 2. The Company's derivative financial instruments consist of foreign currency forward exchange contracts and the TRS. The Company recognizes derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

        As of July 3, 2015 and June 27, 2014, we had no Level 3 assets.

  Items Measured at Fair Value on a Non-Recurring Basis

        The Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, included in Other assets, net in the Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company's strategic investments at July 3, 2015 and June 27, 2014 totaled $120 million and $46 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

        During the fiscal years 2015, 2014 and 2013, the Company determined that certain of its equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized charges of $7 million, $2 million and $5 million, respectively, in order to write down the carrying amount of the investments to its estimated fair value. These amounts were recorded in Other, net in the Consolidated Statements of Operations. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee.

  Other Fair Value Disclosures

        The Company's debt is carried at amortized cost. The fair value of the Company's debt is derived using the closing price of the same debt instruments as of the date of valuation, which takes into account the yield curve, interest rates, and other observable inputs. Accordingly, these fair value measurements are

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

categorized as Level 2. The following table presents the fair value and amortized cost of the Company's debt in order of maturity:

	July 3, 2015		June 27, 2014
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.8% Senior Notes due October 2016	$—	$—	$335	$374
3.75% Senior Notes due November 2018	800	828	800	820
6.875% Senior Notes due May 2020	—	—	534	578
7.00% Senior Notes due November 2021	158	170	251	284
4.75% Senior Notes due June 2023	1,000	1,016	1,000	1,009
4.75% Senior Notes due January 2025	1,000	995	1,000	995
4.875% Senior Notes due June 2027	698	675	—	—
5.75% Senior Notes due December 2034	499	491	—	—

	4,155	4,175	3,920	4,060
Less short-term borrowings and current portion of long-term debt	—	—	—	—

Long-term debt, less current portion	$4,155	$4,175	$3,920	$4,060

10. Shareholders' Equity

  Share Capital

        The Company's authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 315,445,536 shares were outstanding as of July 3, 2015, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of July 3, 2015.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Repurchases of Equity Securities

        On July 24, 2013, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

        On April 22, 2015, the Board of Directors authorized the Company to repurchase an additional $2.5 billion of its outstanding ordinary shares.

        All repurchases are effected as redemptions in accordance with the Company's Articles of Association.

        As of July 3, 2015, $2.9 billion remained available for repurchase under the existing repurchase authorization limit.

        The following table sets forth information with respect to repurchases of the Company's ordinary shares during fiscal years 2015, 2014 and 2013:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Cumulative repurchased through June 29, 2012	190	$3,832
Repurchased in fiscal year 2013	54	1,654

Cumulative repurchased through June 28, 2013	244	5,486
Repurchased in fiscal year 2014	41	1,912

Cumulative repurchased through June 27, 2014	285	7,398
Repurchased in fiscal year 2015	19	1,087

Cumulative repurchased through July 3, 2015	304	$8,485

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

        Seagate Technology plc 2012 Equity Incentive Plan (the "EIP").    On October 26, 2011, the shareholders approved the EIP and authorized the issuance of up to a total of 27.0 million ordinary shares, par value $0.0001 per share, plus any shares remaining available for grant under the Seagate Technology plc 2004 Share Compensation Plan (the "SCP") as of the effective date of the EIP (which was equal to 11.0 million ordinary shares as of the effective date of the EIP and which will increase by such additional number of shares as will be returned to the share reserve in respect of awards previously granted under the SCP) (together, the "Share Reserve"). Any shares that are subject to options or share appreciation rights granted under the EIP will be counted against the Share Reserve as one share for every one share granted, and any shares that are subject to restricted share bonus awards, restricted share units, performance share bonus awards or performance share awards (collectively, "Full-Value Share Awards") will generally be counted against the Share Reserve as two and one-tenth shares for every one share

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted. As of July 3, 2015, there were approximately 40.0 million ordinary shares available for issuance under the EIP.

        Seagate Technology plc Stock Purchase Plan (the "ESPP").    There are 50.0 million ordinary shares authorized to be issued under the ESPP. In no event shall the total number of shares issued under the ESPP exceed 75.0 million ordinary shares. The ESPP consists of a six-month offering period with a maximum issuance of 1.5 million ordinary shares per offering period. The ESPP permits eligible employees to purchase ordinary shares through payroll deductions generally at 85% of the fair market value of the ordinary shares. As of July 3, 2015 there were approximately 8.9 million ordinary shares available for issuance under the ESPP.

        LyveMinds Inc. 2012 Equity Incentive Plan (the "LyveMinds Plan").    On October 19, 2012, LyveMinds Inc., a majority-owned subsidiary of the Company, adopted the LyveMinds Inc. 2012 Equity Incentive Plan (the "LyveMinds Plan"). A maximum of 31.9 million shares of LyveMinds' common stock are issuable under the LyveMinds Plan to employees, directors, and consultants of Lyve Minds. Options granted to LyveMinds employees generally vest as follows: 25% of the options on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options expire ten years from the date of grant. LyveMinds, Inc. adopted the Amended and Restated 2012 Equity Incentive Plan on March 26, 2014 in connection with LyveMinds' reincorporation as a Delaware corporation. The compensation expense associated with options granted to date under the LyveMinds Plan was not material for fiscal years 2015, 2014, and 2013, respectively.

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

        The Company granted performance awards to its senior executive officers under the SCP and the EIP where vesting is subject to both the continued employment of the participant by the Company and the achievement of certain performance goals established by the Compensation Committee of the Company's Board of Directors, including market based performance goals. A single award represents the right to receive a single ordinary share of the Company. During fiscal years 2015, 2014 and 2013, the Company granted 0.3 million, 0.4 million and 0.7 million performance awards, respectively, where performance is measured based on a three-year average return on invested capital (ROIC) goal and a relative total shareholder return (TSR) goal, which is based on the Company's ordinary shares measured against a benchmark TSR of a peer group over the same three-year period (the "TSR/ROIC" awards). These awards vest after the end of the performance period of three years from the grant date. A percentage of these units may vest only if at least the minimum ROIC goal is met regardless of whether the TSR goal is met. The number of stock units to vest will range from 0% to 200% of the targeted units. In evaluating the fair value of these units, the Company used a Monte Carlo simulation on the grant date, taking the market-based TSR goal into consideration. Compensation expense related to these units is only recorded in a period if it is probable that the ROIC goal will be met, and it is to be recorded at the expected level of achievement.

        The Company also granted 0.4 million, 0.3 million and 0.3 million performance awards during fiscal years 2015, 2014 and 2013 respectively, to its senior executive officers which are subject to a performance goal related to the Company's adjusted earnings per share (the "AEPS" awards). These awards have a

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum seven-year vesting period, with 25% annual vesting starting on the first anniversary of the grant date. If the performance goal is not achieved, vesting is delayed to a following year in which the AEPS goal is achieved. Any unvested awards from prior years may vest cumulatively in a future year within the seven-year vesting period if the annual AEPS goal is achieved during a subsequent year. If the AEPS goal has not been met by the end of the seven year period, any unvested shares will be forfeited.

        During fiscal year 2015 and 2014, the Company did not grant any performance-based options and performance based restricted share units to its CEO. In fiscal year 2013, the Company granted 0.2 million performance-based options and 0.1 million performance-based restricted share units to its CEO which are based on the attainment of a minimum 40% TSR (the "40% TSR" awards). The 40% TSR awards cliff vest after three years, contingent upon continued service and the attainment of a minimum 40% TSR, inclusive of dividends and share price appreciation, over a three-year performance period, which TSR must be sustained for a minimum of 30 consecutive trading days.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Fair Value—The fair value of the Company's nonvested awards and performance awards subject to an AEPS condition for fiscal years 2015, 2014, and 2013, is the price per share of the Company's common stock on the grant date. The weighted average grant date fair value of awards granted are as follows:

	Fiscal Years
	2015	2014	2013
Nonvested awards:
Weighted-average fair value	$58.93	$41.18	$30.26
Performance awards:
Weighted-average fair value	$59.51	$48.69	$30.01

        The fair value of the Company's shares related to options granted to employees, shares issued from the ESPP and performance awards subject to TSR/ROIC conditions for fiscal years 2015, 2014, and 2013 were estimated using the following assumptions:

	Fiscal Years
	2015	2014	2013
Options
Expected term (in years)	4.2	4.2	4.2
Volatility	33 – 35%	35 – 41%	41 – 53%
Weighted-average volatility	34%	40%	52%
Expected dividend rate	2.9% – 4.0%	3.1% – 3.8%	3.6 – 5.8%
Weighted-average expected dividend rate	3.0%	3.7%	4.4%
Risk-free interest rate	1.1 – 1.5%	1.2 – 1.4%	0.5 – 1.1%
Weighted-average fair value	$12.98	$10.41	$8.96
ESPP
Expected term (in years)	0.5	0.5	0.5
Volatility	28 – 29%	34 – 36%	38 – 46%
Weighted-average volatility	28%	35%	42%
Expected dividend rate	3.0 – 3.8%	3.3 – 3.5%	2.2 – 4.2%
Weighted-average expected dividend rate	3.4%	3.4%	3.2%
Risk-free interest rate	0.1%	0.1%	0.1%
Weighted-average fair value	$12.21	$10.46	$7.74
Performance restricted share awards subject to market condition
Expected term (in years)	3.00	3.00	2.98
Weighted-average volatility	40%	46%	48%
Expected dividend rate	2.8%	3.8%	4.3%
Risk-free interest rate	1.1%	0.9%	0.3%
Weighted-average fair value	$58.31	$37.51	$26.41

  Stock Compensation Expense

        The Company recorded $137 million, $118 million and $76 million of share-based compensation during fiscal years 2015, 2014, and 2013, respectively. Management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual forfeited awards.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Stock Option Activity

        The Company issues new ordinary shares upon exercise of stock options. The following is a summary of option activities:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(Dollars In millions)
Outstanding at June 27, 2014	6.4	$19.80	3.8	$238
Granted	1.2	$59.47
Exercised	(2.1)	$17.00
Forfeitures	(0.6)	$41.36
Expirations	—	—

Outstanding at July 3, 2015	4.9	$27.94	3.6	$110

Vested and expected to vest at July 3, 2015	4.8	$27.43	3.6	$107

Exercisable at July 3, 2015	2.8	$14.48	2.3	$93

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares for the options that were in-the-money at July 3, 2015. During fiscal years 2015, 2014, and 2013, the aggregate intrinsic value of options exercised under the Company's stock option plans was $92 million, $140 million and $272 million, respectively, determined as of the date of option exercise. The aggregate fair value of options vested during fiscal year 2015 was approximately $10 million.

        At July 3, 2015, the total compensation cost related to options granted to employees but not yet recognized was approximately $18 million, net of estimated forfeitures of approximately $1 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

  Nonvested Awards Activity

        The following is a summary of nonvested award activities which do not contain a performance condition:

Nonvested Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In millions)
Nonvested at June 27, 2014	7.0	$32.05
Granted	1.2	$58.93
Forfeitures	(0.4)	$41.56
Vested	(2.6)	$28.76

Nonvested at July 3, 2015	5.2	$39.73

        At July 3, 2015, the total compensation cost related to nonvested awards granted to employees but not yet recognized was approximately $151 million, net of estimated forfeitures of approximately $8 million.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This cost is being amortized on a straight-line basis over a weighted-average remaining term of 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. The aggregate fair value of nonvested awards vested during fiscal year 2015 was approximately $156 million.

  Performance Awards

        The following is a summary of nonvested award activities which contain a performance condition:

Performance Awards	Number of Shares	Weighted- Average Grant- Date Fair Value
(In millions)
Performance units at June 27, 2014	2.4	$26.73
Granted	0.7	$58.97
Forfeitures	(0.3)	$43.54
Vested	(1.7)	$13.99

Performance units at July 3, 2015	1.1	$61.12

        At July 3, 2015, the total compensation cost related to performance awards granted to employees but not yet recognized was approximately $39 million. This cost is being amortized on a straight-line basis over a weighted-average remaining term of 3.8 years.

  ESPP

        During fiscal years 2015, 2014 and 2013, the aggregate intrinsic value of shares purchased under the Company's ESPP was approximately $15 million, $26 million and $17 million respectively. At July 3, 2015, the total compensation cost related to options to purchase the Company's ordinary shares under the ESPP but not yet recognized was approximately $1.5 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one month. During fiscal year 2015, the Company issued 1.3 million ordinary shares with a weighted-average purchase price of $45.78 per share.

  Tax-Deferred Savings Plan

        The Company has a tax-deferred savings plan, the Seagate 401(k) Plan (the "40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a bi-weekly basis. Pursuant to the 401(k) plan, the Company matches 50% of employee contributions, up to 6% of compensation, subject to maximum annual contributions of $4,500 per participating employee. During fiscal years 2015, 2014, and 2013, the Company made matching contributions of $18 million, $16 million and $14 million, respectively.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Years Ended
(In millions, except per share data)	July 3, 2015	June 27, 2014	June 28, 2013
Numerator:
Net income attributable to Seagate Technology plc	$1,742	$1,570	$1,838

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	324	337	370
Weighted-average effect of dilutive securities:
Employee equity award plans	7	10	12

Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	331	347	382

Net income per share attributable to Seagate Technology plc shareholders:
Basic	$5.38	$4.66	$4.97
Diluted	$5.26	$4.52	$4.81

        The following potential shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

Fiscal Years Ended
(In millions)	July 3, 2015	June 27, 2014	June 28, 2013
Employee equity award plans	—	—	—

13. Business Segment and Geographic Information

        The Company has concluded that its manufacture and distribution of electronic storage solutions constitutes one reporting segment. The Company's manufacturing operations are based on technology platforms that are used to produce various electronic storage solutions that serve multiple applications and markets. The Company's main technology platforms are primarily focused around areal density of media and read/write head technologies. In addition, the Company also invests in certain other technology platforms including motors, servo formatting read/write channels, solid state and other technologies. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker (CODM) as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.

        In fiscal years 2015, 2014 and 2013, Dell Inc. accounted for approximately 14%, 13% and 13% of consolidated revenue, respectively, while Hewlett-Packard Company accounted for approximately 12%, 13% and 10% of consolidated revenue, respectively. No other customer accounted for more than 10% of consolidated revenue in any year presented.

        Other long-lived assets consist of property, equipment and leasehold improvements, other intangible assets, capital leases, equity investments and other non-current assets as recorded by the Company's operations in each area.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's operations by geographic area:

	Fiscal Years Ended
(In millions)	July 3, 2015	June 27, 2014	June 28, 2013
Revenue from external customers(a):
Singapore	$6,844	$6,828	$7,429
United States	3,929	3,679	3,620
The Netherlands	2,291	2,652	2,804
Other	675	565	498

Consolidated	$13,739	$13,724	$14,351

Long-lived assets:
Singapore	$900	$788	$881
Thailand	328	398	398
United States	725	500	427
China	138	167	212
Malaysia	248	146	129
Other	568	680	852

Consolidated	$2,907	$2,679	$2,899

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On August 16, 2011, the district court granted in part and denied in part the Company's motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court's summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the '635 patent are invalid; 2) reversed and vacated the district court's summary judgment of non-infringement with respect to the '473 patent; and 3) remanded the case for further proceedings on the '473 patent. On July 11, 2014, the district court granted the Company's summary judgment motion regarding Convolve's only remaining cause of action, which alleged infringement of the '473 patent. The court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. The court of appeals has not yet set a date for oral argument. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

        Alexander Shukh v. Seagate Technology—On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh's employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate's summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. Oral argument at the court of appeals was held on June 4, 2015; the court has not yet issued its decision. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

        Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.—On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, "Cryptographic Device," and U.S. Patent No. 7,900,057, "Cryptographic Serial ATA Apparatus and Method." The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys' fees, and other relief. The trial is scheduled to begin July 11, 2016. On April 27, 2015, the district court ordered a stay of the case until October 15, 2015, in view of proceedings regarding the '995 and '057 Patents before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Seagate Technology LLC v. Western Digital Corp.    On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company's trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company's trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%. On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. The amount of the final award, less litigation and other related costs, has been recorded by the Company in Gain on arbitration award, net, and the remaining amount received has been recorded in Other, net.

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

SEAGATE TECHNOLOGY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Future minimum lease payments for operating leases (including accrued lease payments relating to restructuring plans) with initial or remaining terms of one year or more were as follows at July 3, 2015 (lease payments are shown net of sublease income):

Fiscal Years Ending	Operating Leases
(Dollars in millions)
2016	$41
2017	29
2018	24
2019	19
2020	13
Thereafter	92

$218

        Total rent expense for all land, facility and equipment operating leases, net of sublease income, was $50 million, $39 million and $35 million for fiscal years 2015, 2014 and 2013, respectively. Total sublease rental income for fiscal years 2015, 2014 and 2013 was $3 million, $2 million and $4 million, respectively. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. As of July 3, 2015, total future lease income to be recognized for the Company's existing subleases is approximately $15 million.

        The Company recorded amounts for both adverse and favorable leasehold interests and for exit costs that apply directly to the lease commitments assumed through the 2006 acquisition of Maxtor. As of July 3, 2015, the Company had a $2 million adverse leasehold interest related to leases acquired from Maxtor. The adverse leasehold interest is being amortized to Cost of revenue and Operating expenses over the remaining duration of the leases. In addition, the Company had $2 million and $5 million remaining in accrued exit costs related to the planned exit of Maxtor leased excess facilities at July 3, 2015 and June 27, 2014, respectively.

        Capital Expenditures.    The Company's non-cancelable commitments for construction of manufacturing and product development facilities and purchases of equipment approximated $147 million at July 3, 2015.

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

        On July 3, 2010, pursuant to a corporate reorganization, the common shareholders of Seagate-Cayman became ordinary shareholders of Seagate Technology plc (the "Company") and Seagate-Cayman became a wholly owned subsidiary of the Company, as described more fully in the Current Report on Form 8-K filed by the Company on July 6, 2010 (the "Redomestication"). On July 27, 2010, in connection with the Redomestication, the Company, as sole shareholder of Seagate-Cayman, approved a form of deed of indemnity (the "Deed of Indemnity"), which provides for the indemnification by Seagate-Cayman of any director, officer, employee or agent of the Company, Seagate-Cayman or any subsidiary of the Company (each, a "Deed Indemnitee"), in addition to any of a Deed Indemnitee's indemnification rights under the Company's Articles of Association, applicable law or otherwise, with a similar scope to the Revised Indemnification Agreement. Seagate-Cayman entered into the Deed of Indemnity with certain Deed Indemnitees effective as of July 3, 2010 and continues to enter into the Deed of Indemnity with additional Deed Indemnitees from time to time.

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

  Product Warranty

        The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5 years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company's product warranty liability during the fiscal years ended July 3, 2015, June 27, 2014 and June 28, 2013 were as follows:

	Fiscal Years Ended
(In millions)	July 3, 2015	June 27, 2014	June 28, 2013
Balance, beginning of period	$273	$320	$363
Warranties issued	147	177	193
Repairs and replacements	(187)	(228)	(276)
Changes in liability for pre-existing warranties, including expirations	7	1	37
Warranty liability assumed from acquisitions	8	3	3

Balance, end of period	$248	$273	$320

17. Related Party Transactions

        Samsung Electronics Co. Ltd. ("Samsung") In connection with the Company's acquisition of the Samsung HDD business, Samsung became a shareholder of the Company and appointed one of its executives to the Company's Board of Directors. On October 22, 2013, Samsung filed an amendment to its Schedule 13D indicating that it holds less than 5% of the Company's outstanding shares. Dr. Seh-Woong Jeong was appointed to our Board of Directors by Samsung and joined our Board of Directors on April 26, 2012. He retired from our Board of Directors on October 22, 2014. The Company recorded revenue of $216 million and $413 million from sales to Samsung for fiscal year 2014 and 2013, respectively. The Company made payments to Samsung in fiscal years 2014 and 2013 of $318 million and $393 million, respectively, related to purchases of components and services. The Company had accounts payable to Samsung of $34 million and $48 million at June 27, 2014 and June 28, 2013. The Company had accounts receivable from Samsung of $25 million and $49 million at June 27, 2014 and June 28, 2013.

        Microsoft Corporation ("Microsoft") During the years presented (through March 2014), the Company's Chairman and Chief Executive Officer also served on the board of Microsoft. The Company recorded revenue of $208 million and $141 million from sales to Microsoft for fiscal years 2014 and 2013, respectively. The Company made payments to Microsoft in fiscal years 2014 and 2013 of $1 million and $2 million, respectively, related to purchases of licensed software. The Company had accounts receivable from Microsoft of $35 million and $33 million at June 27, 2014 and June 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited the accompanying consolidated balance sheets of Seagate Technology public limited company (plc) as of July 3, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 3, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology plc at July 3, 2015 and June 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seagate Technology plc's internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2015 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Jose, California
August 11, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Seagate Technology public limited company

        We have audited Seagate Technology public limited company (plc)'s internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Seagate Technology plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Seagate Technology plc maintained, in all material respects, effective internal control over financial reporting as of July 3, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Seagate Technology plc as of July 3, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 3, 2015 and our report dated August 11, 2015 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Jose, California
August 11, 2015

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

        For quarterly financial data see "Part II, Item 6. Selected Financial Data."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of July 3, 2015.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

        Based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of July 3, 2015. The effectiveness of our internal control over financial reporting as of July 3, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Seagate have been detected. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9B.    OTHER INFORMATION

        Kenneth M. Massaroni, the Company's Executive Vice President, Chief Administrative Officer, General Counsel and Company Secretary will retire from the Company, effective September 1, 2015. Mr. Massaroni will assist the Company in an advisory role in connection with the transition to a new general counsel.

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

        We have adopted a Code of Ethics that applies to the Chief Executive officer, the Chief Financial Officer, and the principal accounting officer or controller or persons performing similar functions. This Code of Ethics is posted on our Website. The Internet address for our Website is www.seagate.com, and the Code of Ethics may be found from our main Web page by clicking first on "Investors," next on "Corporate Governance" and then on "Code of Ethics."

        We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our Website, at the Internet address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding executive compensation required by this Item 11 set forth in the section entitled "Compensation of Named Executive Officers" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding security ownership beneficial owners and management and related shareholders and equity compensation plans required by this Item 12 set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding principal accountant fees and services required by this Item 14 set forth in the section entitled "Fees of the Independent Auditors" in our Proxy Statement to be filed with the Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY
/s/ STEPHEN J. LUCZO (Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors)

Date: August 11, 2015

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen J. Luczo, Patrick J. O'Malley, and Kenneth M. Massaroni, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2015 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. LUCZO (Stephen J. Luczo)	Chief Executive Officer, Director and Chairman of the Board of Directors (Principal Executive Officer)	August 11, 2015
/s/ PATRICK J. O'MALLEY (Patrick J. O'Malley)	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 11, 2015
/s/ DAVID H. MORTON, JR. (David H. Morton, Jr.)	Senior Vice President, Finance, Treasurer and Principal Accounting Officer (Principal Accounting Officer)	August 11, 2015
/s/ FRANK J. BIONDI, JR. (Frank J. Biondi, Jr.)	Director	August 11, 2015

Signature	Title	Date

/s/ MICHAEL R. CANNON (Michael R. Cannon)	Director	August 11, 2015
/s/ MEI-WEI CHENG (Mei-Wei Cheng)	Director	August 11, 2015
/s/ WILLIAM T. COLEMAN III (William T. Coleman III)	Director	August 11, 2015
/s/ JAY L. GELDMACHER (Jay L. Geldmacher)	Director	August 11, 2015
/s/ STEPHANIE TILENIUS (Stephanie Tilenius)	Director	August 11, 2015
/s/ KRISTEN M. ONKEN (Kristen M. Onken)	Director	August 11, 2015
/s/ C.S. PARK (Dr. C.S. Park)	Director	August 11, 2015
/s/ GREGORIO REYES (Gregorio Reyes)	Director	August 11, 2015
/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	August 11, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Scheme of Arrangement among Seagate Technology ("Seagate-Cayman"), Seagate Technology plc ("Seagate-Ireland") and the Scheme Shareholders (incorporated by reference to Annex A to Seagate Technology's Definitive Proxy Statement on Schedule 14A filed on March 5, 2010)	DEF 14A	001-31560	Annex A	3/5/2010
3.1	Memorandum and Articles of Association of Seagate Technology plc, as amended and restated by Special Resolution dated October 30, 2013	8-K	001-31560	3.1	11/1/2013
3.2	Certificate of Incorporation of Seagate Technology plc	10-K	001-31560	3.2	8/20/2010
4.1	Specimen Ordinary Share Certificate	10-K	001-31560	4.1	8/20/2010
4.2	Indenture dated as of May 18, 2011, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/18/2011
4.3	Form of 7.000% Senior Note due 2021	8-K	001-31560	4.1	5/18/2011
4.4	Registration Rights Agreement dated as of May 18, 2011, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. Incorporated	8-K	001-31560	4.3	5/18/2011
4.5	Indenture dated as of May 22, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.1	5/22/2013
4.6	Form of 4.75% Senior Note due 2023	8-K	001-31560	4.1	5/22/2013
4.7	Registration Rights Agreement dated as of May 22, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/22/2013
4.8	Indenture dated as of November 5, 2013, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.1	11/5/2013
4.9	Form of 3.75% Senior Note due 2018	8-K	001-31560	4.1	11/5/2013
4.10	Registration Rights Agreement dated as of November 5, 2013, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	11/5/2013
4.11	Indenture dated as of May 28, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.1	5/28/2014
4.12	Form of 4.75% Senior Note due 2025	8-K	001-31560	4.1	5/28/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.13	Registration Rights Agreement dated as of May 28, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	5/28/2014
4.14	Indenture dated as of December 2, 2014, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and U.S. Bank National Association, as Trustee	8-K	001-31560	4.1	12/2/2014
4.15	Form of 5.75% Senior Note due 2034	8-K	001-31560	4.1	12/2/2014
4.16	Registration Rights Agreement dated as of December 2, 2014, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC.	8-K	001-31560	4.3	12/2/2014
4.17	Indenture dated as of May 14, 2015, among Seagate HDD Cayman, as Issuer, Seagate Technology plc, as Guarantor, and Wells Fargo Bank, National Association, as Trustee	8-K	001-31560	4.1	5/14/2015
4.18	Form of 4.875% Senior Note due 2027	8-K	001-31560	4.1	5/14/2015
4.19	Registration Rights Agreement dated as of May 14, 2015, among Seagate HDD Cayman, Seagate Technology plc and Morgan Stanley & Co. LLC	8-K	001-31560	4.3	5/14/2015
10.1+	Amended Seagate Technology plc 2001 Share Option Plan	10-K	001-31560	10.1	8/20/2010
10.2+	Seagate Technology plc 2001 Share Option Plan Form of Notice of Stock Option Grant and Option Agreement (includes Compensation Recovery Policy)	10-K	001-31560	10.3	8/20/2010
10.3+	Amended Seagate Technology plc 2004 Share Compensation Plan	10-K	001-31560	10.6	8/20/2010
10.4+	Seagate Technology 2004 Stock Compensation Plan Form of Option Agreement (For Outside Directors)	10-Q	001-31560	10.7	11/4/2009
10.5+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Stock Option Grant and Option Agreement(includes Compensation Recovery Policy)	10-K	001-31560	10.13	8/20/2010
10.6+	Seagate Technology plc 2004 Share Compensation Plan Form of Notice of Performance Share Bonus Grant and Agreement (includes Compensation Recovery Policy	10-K	001-31560	10.16	8/20/2010
10.7+	Seagate Technology plc 2004 Share Compensation Plan Form of Restricted Share Unit Agreement (includes Compensation Recovery Policy)	10-Q	001-31560	10.19	11/3/2010
10.8+	Seagate Technology plc 2004 Share Compensation Plan Form of Executive Performance Unit Agreement	10-Q	001-31560	10.56	10/27/2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9+		Amended and Restated Seagate Technology plc 2012 Equity Incentive Plan	8-K	001-31560	10.1	10/24/2014
10.10+		2012 Equity Incentive Plan Restricted Share Unit Agreement (outside directors)	10-K	001-31560	10.29	8/8/2013
10.11+		Seagate Technology Public Limited Company 2012 Equity Incentive Plan Executive PErformance Unit Agreement	10-K	001-31560	10.37	8/8/2013
10.12+		Seagate Technology Public Limited Company 2012 Equity Incentive Plan Restricted Share Unit Agreement	10-K	001-31560	10.38	8/8/2013
10.13+		Seagate Technology Public Limited Company 2012 Equity Incentive Plan Option Agreement	10-K	001-31560	10.39	8/8/2013
10.14+		Seagate Technology plc Amended and Restated Employee Stock Purchase Plan	10-K	001-31560	10.37	8/8/2014
10.15+		Restated Seagate Deferred Compensation Plan	10-Q	001-31560	10.27	5/5/2010
10.16+		First Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.26	5/5/2010
10.17+		Second Amendment to Seagate Deferred Compensation Plan	10-Q	001-31560	10.21	5/3/2011
10.18+		Third Amendment to Seagate Deferred Compensation Plan	10-Q/A	001-31560	10.56	1/31/2013
10.19+		Fourth Amendment to the Seagate Deferred Compensation Plan	10-Q	001-31560	10.40	1/30/2015
10.20+		Seagate Deferred Compensation Sub-Plan	10-Q	001-31560	10.28	5/5/2010
10.21+		Seagate Deferred Compensation Plan	10-Q	001-31560	10.3	1/30/2015
10.22+		Seagate Technology Amended and Restated Executive Officer Performance Bonus Plan	8-K	001-31560	10.1	11/1/2013
10.23+		Fifth Amended and Restated Seagate Technology Executive Severance and Change in Control Plan	10-K	001-31560	10.1	8/8/2014
10.24+		Summary description of Seagate Technology plc's Compensation Policy for Non-Management Members of the Board of Directors with an Effective date of October 30, 2013	10-K	001-31560	10.46	8/7/2013
10.25+		Offer Letter, dated as of January 29, 2009, by and between Seagate Technology and Stephen J. Luczo	10-Q	001-31560	10.2	2/10/2009
10.26+		Offer letter dated as of February 6, 2014 by and between Seagate Technology and Jamie Lerner	8-K	001-31560	10.1	2/24/2015
10.27+		Offer letter, dated as of July 30, 2014, by and between Seagate Technology and Philip Brace	8-K	001-31560	10.1	7/22/2015
10.28(a	)	Form of Revised Indemnification Agreement between Seagate Technology and the director or officer named therein	10-Q	001-315601	10.4(b)	5/6/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28(b	)	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and The Bank of Nova Scotia, as Administrative Agents	8-K	001-31560	10.1	7/29/2010
10.29		Second Priority Mortgage of Shares in Seagate Technology, dated March 1, 2010, between Seagate Technology plc, as mortgagor, and Wells Fargo Bank, National Association, as mortgagee	8-K	001-31560	10.23	3/3/2010
10.30		Deed Poll of Assumption by Seagate Technology plc, dated July 2, 2010	8-K	001-31560	10.47	7/6/2010
10.31		Credit Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the lending institutions thereto, the Bank of Nova Scotia, as administrative agent, Merrill Lynch Pierce Fenner and Smith Incorporated and BNP Paribas as Syndication agents and Wells Fargo Bank, National Association, as Documentation Agent	10-Q	001-31560	10.47	2/3/2011
10.32		First Amendment, dated August 31, 2011, to the Credit Agreement, dated as of January 18, 2011					X
10.33		Second Amendment, dated April 30, 2013, to the Credit Agreement, dated as of January 18, 2011	10-Q	001-31560	10.1	5/24/2013
10.34		Third Amendment, dated January 15, 2015, to the Credit Agreement, dated as of January 18, 2011	8-K	001-31560	10.1	1/16/2015
10.35		U.S. Guarantee Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-315601	10.48	2/2/2011
10.36		Supplement no. 1 dated February 7, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate TEchnology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.45	8/8/2012
10.37		Supplement no. 2 dated February 22, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.48	8/8/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Supplement no. 3 dated March 19, 2012, to the U.S. Guarantee agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.50	8/8/2012
10.39	First Amendment, dated April 30, 2013, to the U.S. Guarantee Agreement, dated as of January 18, 2011	10-Q	001-31560	10.20	5/2/2013
10.40	U.S. Security Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Guarantor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.49	2/3/2011
10.41	U.S. Pledge Agreement Dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary Pledgor parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.42	Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, the Subsidiary parties thereto and the Bank of Nova Scotia, as Administrative Agent	10-Q	001-31560	10.52	2/3/2011
10.43	Supplement No. 1, dated February 7, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.46	8/8/2012
10.44	Supplement No. 2, dated February 22, 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.49	8/8/2012
10.45	Supplement No. 3, dated March 19 2012, to the Indemnity, Subrogation and Contribution Agreement, dated as of January 18, 2011, among Seagate Technology Public Limited Company, Seagate HDD Cayman, as Borrower, The Subsidiary Parties thereto and The Bank of Nova Scotia, as Administrative Agent	10-K	001-31560	10.51	8/8/2012
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of the Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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