Form 10-Q
period 2015-10-02
Seagate Technology plc
filed 2015-10-30
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

As of October 26, 2015, 299,031,866 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 2, 2015	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,915	$2,479
Short-term investments	6	6
Accounts receivable, net	1,522	1,735
Inventories	1,098	993
Deferred income taxes	120	122
Other current assets	221	233
Total current assets	4,882	5,568
Property, equipment and leasehold improvements, net	2,247	2,278
Goodwill	874	874
Other intangible assets, net	329	370
Deferred income taxes	497	496
Other assets, net	250	259
Total Assets	$9,079	$9,845
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,890	$1,540
Accrued employee compensation	196	256
Accrued warranty	124	135
Accrued expenses	508	412
Total current liabilities	2,718	2,343
Long-term accrued warranty	101	113
Long-term accrued income taxes	26	33
Other non-current liabilities	172	183
Long-term debt	4,140	4,155
Total Liabilities	7,157	6,827
Commitments and contingencies (See Notes 12 and 14)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,803	5,734
Accumulated other comprehensive loss	(30)	(30)
Accumulated deficit	(3,851)	(2,686)
Total Equity	1,922	3,018
Total Liabilities and Equity	$9,079	$9,845

The information as of July 3, 2015 was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2015.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	October 2, 2015	October 3, 2014
Revenue	$2,925	$3,785
Cost of revenue	2,236	2,734
Product development	328	342
Marketing and administrative	182	216
Amortization of intangibles	34	31
Restructuring and other, net	59	6
Total operating expenses	2,839	3,329
Income from operations	86	456
Interest income	1	1
Interest expense	(47)	(54)
Other, net	(9)	(11)
Other income (expense), net	(55)	(64)
Income before income taxes	31	392
(Benefit from) provision for income taxes	(3)	11
Net income	$34	$381
Net income per share:
Basic	$0.11	$1.17
Diluted	0.11	1.13
Number of shares used in per share calculations:
Basic	302	327
Diluted	308	337
Cash dividends declared per ordinary share	$0.54	$0.43

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended
	October 2, 2015	October 3, 2014
Net income	$34	$381
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(2)	(3)
Less: reclassification for amounts included in net income	1	—
Net change	(1)	(3)
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—
Less: reclassification for amounts included in net income	—	—
Net change	—	—
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	1	—
Less: reclassification for amounts included in net income	—	—
Net change	1	—
Foreign currency translation adjustments	—	(10)
Total other comprehensive income (loss), net of tax	—	(13)
Comprehensive income	$34	$368

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	October 2, 2015	October 3, 2014
OPERATING ACTIVITIES
Net income	$34	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	218
Share-based compensation	33	42
Deferred income taxes	—	2
Loss on redemption and repurchase of debt	—	14
Other non-cash operating activities, net	10	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	213	(179)
Inventories	(105)	(49)
Accounts payable	426	183
Accrued employee compensation	(60)	(51)
Accrued expenses, income taxes and warranty	63	29
Vendor non-trade receivables	16	21
Other assets and liabilities	(14)	(7)
Net cash provided by operating activities	824	602
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(209)	(172)
Purchases of short-term investments	—	(5)
Maturities of short-term investments	—	14
Cash used in acquisition of business	—	(450)
Other investing activities, net	—	(6)
Net cash used in investing activities	(209)	(619)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(15)	(124)
Taxes paid related to net share settlement of equity awards	(53)	—
Repurchases of ordinary shares	(983)	(183)
Dividends to shareholders	(163)	(140)
Proceeds from issuance of ordinary shares under employee stock plans	40	39
Other financing activities, net	(4)	(12)
Net cash used in financing activities	(1,178)	(420)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(7)
(Decrease) increase in cash and cash equivalents	(564)	(444)
Cash and cash equivalents at the beginning of the period	2,479	2,634
Cash and cash equivalents at the end of the period	$1,915	$2,190

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended October 2, 2015

(In millions)

(Unaudited)

	Seagate Technology plc Ordinary Shareholders
	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2015	315	$—	$5,734	$(30)	$(2,686)	$3,018
Net income	—	—	—	—	34	34
Other comprehensive income (loss)	—	—	—	—	—	—
Issuance of ordinary shares under employee stock plans	5	—	40	—	—	40
Repurchases of ordinary shares	(20)	—		—	(983)	(983)
Tax withholding related to vesting of restricted stock units	(1)				(53)	(53)
Dividends to shareholders	—	—	—	—	(163)	(163)
Share-based compensation	—	—	33	—	—	33
Other	—	—	(4)	—	—	(4)
Balance at October 2, 2015	299	$—	$5,803	$(30)	$(3,851)	$1,922

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of electronic data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, it produces a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Its storage technology portfolio also includes storage subsystems, high performance computing (HPC) solutions, and data storage services.

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

The Company’s products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where its products are designed primarily for desktop and mobile computing; and client non-compute applications, where its products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

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

The Company’s data storage services provide online backup, data protection and recovery solutions for small to medium-sized businesses.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly-owned and majority-owned subsidiaries, after elimination of intercompany transactions and balances.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

The Company’s Consolidated Financial Statements for the fiscal year ended July 3, 2015, are included in its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on August 11, 2015. The Company believes that the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with its Consolidated Financial Statements as of July 3, 2015, and the notes thereto, are adequate to make the information presented not misleading.

The results of operations for the three months ended October 2, 2015, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2016. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three months ended October 2, 2015 consisted of 13 weeks. The three months ended October 3, 2014 consisted of 14 weeks.  Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. The fiscal quarters ended October 2, 2015, July 3, 2015, and October 3, 2014, are also referred to herein as the “September 2015 quarter”, the “June 2015 quarter”, and the “September 2014 quarter”, respectively.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies. Please refer to Note 1 of “Financial Statements and Supplementary Data” contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015, as filed with the SEC on August 11, 2015 for a discussion of the Company’s other significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014 and August 2015, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers and ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, respectively. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In April 2015 and August 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (ASC Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-13 (ASC Topic 815), Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. ASC 815, Derivatives and Hedging, requires that a derivative contract be recognized at fair value unless the contract qualifies for a scope exception. The amendments in this update specify that electricity contracts for the use of locational marginal pricing by an independent system operator that necessitate transmission through a nodal energy market qualify for the normal purchases and normal sales scope exception. The amendments in this ASU are effective upon issuance and applied prospectively. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this Update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of October 2, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$243	$—	$243
Certificates of deposit	228	—	228
Corporate bonds	6	—	6
	$477	$—	$477

Included in Cash and cash equivalents			$464
Included in Short-term investments			6
Included in Other current assets			7
Total			$477

As of October 2, 2015, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of October 2, 2015, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of October 2, 2015.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at October 2, 2015, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$471	$471
Due in 1 to 5 years	6	6
Thereafter	—	—
Total	$477	$477

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,203	$—	$1,203
Certificates of deposit	867	—	867
Corporate bonds	6	—	6
Total	$2,076	$—	$2,076

Included in Cash and cash equivalents			$2,063
Included in Short-term investments			6
Included in Other current assets			7
Total			$2,076

As of July 3, 2015, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of July 3, 2015, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined no available-for-sale securities were other-than-temporarily impaired as of July 3, 2015.

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	October 2, 2015	July 3, 2015
Raw materials and components	$318	$352
Work-in-process	315	239
Finished goods	465	402
	$1,098	$993

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	October 2, 2015	July 3, 2015
Property, equipment and leasehold improvements	$9,746	$9,630
Accumulated depreciation and amortization	(7,499)	(7,352)
	$2,247	$2,278

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirement plans	Foreign currency translation adjustments	Total
Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(2)	—	1	—	(1)
Amounts reclassified from AOCI	1	—	—	—	1
Other comprehensive income (loss)	(1)	—	1	—	—
Balance at October 2, 2015	$—	$—	$(14)	$(16)	$(30)

Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(10)	(13)
Amounts reclassified from AOCI	—	—	—	—	—
Other comprehensive income (loss)	(3)	—	—	(10)	(13)
Balance at October 3, 2014	$(4)	$—	$(10)	$(1)	$(15)

(a) The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

The Company and its subsidiary Seagate HDD Cayman have entered into a Credit Agreement providing the Company with a $700 million senior secured revolving credit facility (the “Revolving Credit Facility”). On January 15, 2015, pursuant to the Third Amendment to the Credit Agreement, the commitments available under the Revolving Credit Facility were increased from $500 million to $700 million and the maturity date was extended until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. This Credit Agreement that was originally entered into by the Company and Seagate HDD Cayman on January 18, 2011 was subsequently amended with the Second Amendment to the Credit Agreement on April 30, 2013, which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of October 2, 2015, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

Long-Term Debt

$800 million Aggregate Principal Amount of 3.75% Senior Notes due November 2018 (the “2018 Notes”). The interest on the 2018 Notes is payable semi-annually on May 15 and November 15 of each year. The issuer under the 2018 Notes is Seagate HDD Cayman, and the obligations under the 2018 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$600 million Aggregate Principal Amount of 7.00% Senior Notes due November 2021 (the “2021 Notes”). The interest on the 2021 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2021 Notes is Seagate HDD Cayman, and the obligations under the 2021 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2015 quarter, the Company repurchased $0.5 million aggregate principal amount of its 2021 Notes for cash at a premium to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due June 2023 (the “2023 Notes”). The interest on the 2023 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2023 Notes is Seagate HDD Cayman, and the obligations under the 2023 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2015 quarter, the Company repurchased $10 million aggregate principal amount of its 2023 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The loss recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$1 billion Aggregate Principal Amount of 4.75% Senior Notes due January 2025 (the “2025 Notes”). The interest on the 2025 Notes is payable semi-annually on January 1 and July 1 of each year. The issuer under the 2025 Notes is Seagate HDD Cayman, and the obligations under the 2025 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the September 2015 quarter, the Company repurchased $5 million aggregate principal amount of its 2025 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The gain recorded on the repurchase was immaterial, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June 2027 (the “2027 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2015. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

At October 2, 2015, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$—
2017	—
2018	—
2019	800
2020	—
Thereafter	3,343
$4,143

4.              Income Taxes

The Company’s income tax benefit of $3 million in the three months ended October 2, 2015 included approximately $4 million of net discrete tax benefits primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

The Company’s income tax benefit recorded for the three months ended October 2, 2015 differed from the benefit from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the three months ended October 2, 2015, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $79 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $79 million at October 2, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning October 3, 2015, the Company expects that its unrecognized tax benefits could be reduced by approximately $35 million primarily as a result of the expiration of certain statutes of limitation.

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

5.              Acquisitions

LSI’s Flash Business

On September 2, 2014, the Company completed the acquisition of certain assets and liabilities of LSI Corporation’s (“LSI”) Accelerated Solutions Division and Flash Components Division (collectively, the “Flash Business”) from Avago Technologies Limited for $450 million in cash. The transaction is intended to strengthen Seagate’s strategy to deliver a full suite of storage solutions, providing Seagate with established enterprise PCIe flash and SSD controller capabilities to deliver solutions for the growing flash storage market.

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

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business in the September 2014 quarter, which were included within Marketing and administrative expense on the Company’s Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of LSI’s Flash Business included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date through the end of the September 2014 quarter were not significant.

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

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended October 2, 2015, are as follows:

(Dollars in millions)	Amount
Balance at July 3, 2015	$874
Goodwill acquired	—
Foreign currency translation effect	—
Balance at October 2, 2015	$874

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and trade names acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations.

The carrying value of other intangible assets subject to amortization as of October 2, 2015, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$147	$(40)	$107	4.1 years
Customer relationships	487	(305)	182	2.2 years
Trade names	27	(9)	18	2.9 years
Other intangible assets	28	(6)	22	4.0 years
Total amortizable other intangible assets	$689	$(360)	$329	3.0 years

The carrying value of other intangible assets subject to amortization as of July 3, 2015 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$191	$(69)	$122	4.1 years
Customer relationships	487	(282)	205	2.4 years
Trade names	27	(7)	20	3.2 years
Other intangible assets	27	(4)	23	4.2 years
Total amortizable other intangible assets	$732	$(362)	$370	3.1 years

For the three months ended October 2, 2015, amortization expense of other intangible assets was $41 million.  For the three months ended October 3, 2014, amortization expense of other intangible assets was $34 million.  As of October 2, 2015, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2016	$100
2017	122
2018	64
2019	24
2020	7
Thereafter	12
$329

7.              Restructuring and Exit Costs

September 2015 Plan -  On September 4, 2015, the Company committed to a restructuring plan (the “September 2015 Plan”) intended to realign its cost structure with the current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan is expected to be largely complete by the fiscal quarter ending January 1, 2016.  During the three months ended October 2, 2015, the Company recorded total restructuring charges of approximately $59 million related to employee termination costs for the September 2015 Plan.

8.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations.  The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments.  The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value.  The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings.  Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amount of net unrealized loss on cash flow hedges was $1 million as of October 2, 2015. The amount of net unrealized gain on cash flow hedges was $1 million as of July 3, 2015.

The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended October 2, 2015. As of October 2, 2015, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is $1 million.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of October 2, 2015 and July 3, 2015:

	As of October 2, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$22	$—
Thai Baht	9	9
Malaysian Ringgit	5	7
Euro	—	6
	$36	$22

	As of July 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$35	$—
Singapore dollars	23	42
Thai Baht	18	48
Malaysian Ringgit	12	15
Chinese Reniminbi	5	16
Euro	—	13
	$93	$134

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 27, 2013, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of October 2, 2015, the notional investments underlying the TRS amounted to $93 million. The contract term of the TRS is through January 2016, and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of October 2, 2015 and July 3, 2015:

	As of October 2, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1	Accrued expenses	$(2)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(2)
Total return swap	Other current assets	2	Accrued expenses	—
Total derivatives		$3		$(4)

	As of July 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(3)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$3		$(4)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended October 2, 2015:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(2)	Cost of revenue	$(1)	Cost of revenue	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Other, net	$(5)
Total return swap	Operating expenses	(5)

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 2, 2015, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three months ended October 3, 2014:

(Dollars in millions)

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Foreign currency forward exchange contracts	$(3)	Cost of revenue	$—	Cost of revenue	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign currency forward exchange contracts	Other, net	$(4)
Total return swap	Operating expenses	(3)

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of October 2, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$241	$—	$—	$241
Certificates of deposit	—	223	—	223
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	241	229	—	470
Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3
Total assets	$243	$237	$—	$480
Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$241	$223	$—	$464
Short-term investments	—	6	—	6
Other current assets	2	8	—	10
Total assets	$243	$237	$—	$480
Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of July 3, 2015:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$1,201	$—	$—	$1,201
Certificates of deposit	—	862	—	862
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	1,201	868	—	2,069
Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Derivative assets	—	3	—	3
Total assets	$1,203	$876	$—	$2,079
Liabilities:
Derivative liabilities	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$1,201	$862	$—	$2,063
Short-term investments	—	6	—	6
Other current assets	2	8	—	10
Total assets	$1,203	$876	$—	$2,079
Liabilities:
Accrued expenses	$—	$(4)	$—	$(4)
Total liabilities	$—	$(4)	$—	$(4)

The Company classifies items in Level 1 if the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs.  The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include:  agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of October 2, 2015, has not found it necessary to make any adjustments to the prices obtained.  The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of October 2, 2015 and July 3, 2015, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees, are included in Other assets, net in the Condensed Consolidated Balance Sheets, are recorded at cost and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at October 2, 2015 and July 3, 2015 totaled $110 million and $120 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

For the three months ended October 2, 2015, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $10 million in order to write down the carrying amount of the investment to zero.  This amount was recorded in Other, net in the Condensed Consolidated Statement of Operations. The Company did not record any material impairment charges in the three months ended October 3, 2014. Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee.

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

	October 2, 2015		July 3, 2015
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$822	$800	$828
7.00% Senior Notes due November 2021	158	166	158	170
4.75% Senior Notes due June 2023	990	968	1,000	1,016
4.75% Senior Notes due January 2025	995	961	1,000	995
4.875% Senior Notes due June 2027	698	664	698	675
5.75% Senior Notes due December 2034	499	473	499	491
Long-term debt	$4,140	$4,054	$4,155	$4,175
Less short-term borrowings and current portion of long-term debt	—	—	—	—
Long-term debt, less current portion	$4,140	$4,054	$4,155	$4,175

10.       Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 298,985,219 shares were outstanding as of October 2, 2015, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of October 2, 2015.

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

On April 22, 2015, the Board of Directors authorized the Company to repurchase an additional $2.0 billion of its outstanding ordinary shares.

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of October 2, 2015, $1.9 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the three months ended October 2, 2015:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of ordinary shares	20	$983
Tax Withholding Related to Vesting of Equity Awards	1	53
Total	21	$1,036

11.       Compensation

The Company recorded approximately $33 million and $42 million of stock-based compensation expense during the three months ended October 2, 2015 and October 3, 2014, respectively.

12. Guarantees

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5  years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three months ended October 2, 2015 and October 3, 2014 were as follows:

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	October 3, 2014
Balance, beginning of period	$248	$273
Warranties issued	33	40
Repairs and replacements	(41)	(54)
Changes in liability for pre-existing warranties, including expirations	(15)	6
Warranty liability assumed from business acquisitions	—	8
Balance, end of period	$225	$273

13.       Earnings Per Share

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

	For the Three Months Ended
(In millions, except per share data)	October 2, 2015	October 3, 2014
Numerator:
Net income attributable to Seagate Technology plc	$34	$381
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	302	327
Weighted-average effect of dilutive securities:
Employee equity award plans	6	10
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	308	337
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$0.11	$1.17
Diluted	$0.11	$1.13

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were immaterial for the three months ended October 2, 2015 and October 3, 2014.

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

Intellectual Property Litigation

Convolve, Inc. (“Convolve”) and Massachusetts Institute of Technology (“MIT”) v. Seagate Technology LLC, et al. - On July 13, 2000, Convolve and MIT filed suit against Compaq Computer Corporation and Seagate Technology LLC in the U.S. District Court for the Southern District of New York, alleging infringement of U.S. Patent Nos. 4,916,635 (the “‘635 patent”) and U.S. Patent No. 5,638,267 (the “‘267 patent”), misappropriation of trade secrets, breach of contract, and other claims. In the complaint, the plaintiffs requested injunctive relief, $800 million in compensatory damages and unspecified punitive damages, including for willful infringement. On January 16, 2002, Convolve filed an amended complaint, alleging defendants infringe US Patent No. 6,314,473 (the “‘473 patent”). The district court ruled in 2010 that the ‘267 patent was out of the case.

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s summary judgment motion regarding Convolve’s only remaining cause of action, which alleged infringement of the ‘473 patent. The court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. Oral argument at the court of appeals was held on October 6, 2015; the court has not yet issued its decision. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Alexander Shukh v. Seagate Technology - On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the court of appeals vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

LEAP Co., Ltd. v. Seagate Singapore International Headquarters Pte. Ltd. and Nippon Seagate Inc. - On July 4, 2012, LEAP Co., Ltd. filed a lawsuit in the Tokyo District Court of Japan against Seagate Singapore International Headquarters Pte. Ltd., Nippon Seagate Inc. and Buffalo Inc. alleging wrongful termination of purchase agreements and other claims, and seeking approximately $38 million in damages. The Company believes the claims are without merit and intends to vigorously defend this case. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 Patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 Patent are held unpatentable. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Seagate Technology LLC v. Western Digital Corp.  On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company’s trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company’s trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%. On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. During the quarter ended January 2, 2015, the amount of the final award, less litigation and other related costs, was recorded by the Company in Gain on arbitration award, net, and the remaining amount received was recorded in Other, net.

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

15.       Subsequent Event

On October 6, 2015, the Company acquired all of the outstanding shares of Dot Hill Systems Corp. (“Dot Hill”), a supplier of software and hardware storage systems. The Company paid $9.75 per share or approximately $696 million in cash for the acquisition. The acquisition of Dot Hill further expands the Company’s OEM-focused cloud storage systems business and advances the Company’s strategic efforts. Because the initial accounting for the acquisition was incomplete at the time this Form 10-Q was filed with the Securities and Exchange Commission, certain disclosures required by ASC Topic 805 — Business Combinations have not been made herein.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended October 2, 2015, July 3, 2015, and October 3, 2014, referred to herein as the  “September 2015 quarter”, the “June 2015 quarter”, and the “September 2014 quarter”, respectively. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The September 2015 and June 2015 quarters were both 13 weeks and the September 2014 quarter was 14 weeks.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal quarter ending January 1, 2016 and the fiscal year ending July 1, 2016 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; currency fluctuations that may impact our margins and international sales; possible excess industry supply with respect to particular disk drive products and disruptions to our supply chain or production capabilities; unexpected advances in competing technologies; the development and introduction of products based on new technologies and expansion into new data storage markets; and our ability to achieve projected cost savings in connection with restructuring plans. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 3, 2015, which contains information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the September 2015 quarter. Highlights of events in the September 2015 quarter that impacted our financial position.

•                  Results of Operations. An analysis of our financial results comparing the September 2015 quarter to the June 2015 quarter and the September 2014 quarter

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

•                  Critical Accounting Policies. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

Our Company

We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, high performance computing (HPC) solutions, and data storage services.

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

Our products are designed for enterprise servers and storage systems in mission critical and nearline applications; client compute applications, where our products are designed primarily for desktop and mobile computing; and client non-compute applications, where our products are designed for a wide variety of end user devices such as digital video recorders (“DVRs”), personal data backup systems, portable external storage systems, digital media systems and surveillance systems.

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

Overview of the September 2015 Quarter

During the September 2015 quarter, we shipped 47 million drive units totaling 56 exabytes of storage capacity, generating revenue of $2.9 billion and gross margin of 24%. Our operating cash flow was $824 million. We paid $983 million for repurchases of ordinary shares and $163 million for dividends to shareholders.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	July 3, 2015	October 3, 2014
Revenue	$2,925	$2,927	$3,785
Cost of revenue	2,236	2,151	2,734
Gross margin	689	776	1,051
Product development	328	324	342
Marketing and administrative	182	203	216
Amortization of intangibles	34	34	31
Restructuring and other, net	59	9	6
Income from operations	86	206	456
Other income (expense), net	(55)	(57)	(64)
Income before income taxes	31	149	392
(Benefit from) provision for income taxes	(3)	12	11
Net income	$34	$137	$381

	For the Three Months Ended
	October 2, 2015	July 3, 2015	October 3, 2014
Revenue	100%	100%	100%
Cost of revenue	76	73	72
Gross margin	24	27	28
Product development	11	11	9
Marketing and administrative	7	7	6
Amortization of intangibles	1	1	1
Restructuring and other, net	2	1	—
Income from operations	3	7	12
Other income (expense), net	(2)	(2)	(2)
Income before income taxes	1	5	10
(Benefit from) provision for income taxes	—	—	—
Net income	1%	5%	10%

Revenue

The following table summarizes information regarding average drive selling prices (“ASPs”), drive volume unit shipments, exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended
(In millions, except percentages, exabytes and ASPs)	October 2, 2015	July 3, 2015	October 3, 2014
Unit Shipments:
Enterprise	8	8	9
Client Compute	28	25	39
Client Non-Compute	11	12	12
Total Units Shipped	47	45	60
ASPs (per unit)	$58	$60	$60
Exabytes Shipped	56	52	60
Revenues by Channel (%)
OEMs	70%	73%	70%
Distributors	18%	15%	18%
Retailers	12%	12%	12%
Revenues by Geography (%)
Americas	28%	29%	27%
EMEA	17%	16%	17%
Asia Pacific	55%	55%	56%

Revenue in the September 2015 quarter remained flat from the June 2015 quarter as a result of an increase in unit shipments offset by price erosion. Compared to the September 2014 quarter, revenue decreased by $860 million as a result of a decrease in unit shipments and price erosion.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. Sales programs were approximately 13.0%, 12.4%, and 9.2% of gross drive revenue for the September 2015 quarter, June 2015 quarter and September 2014 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were 0.1% of quarterly gross revenue in the September 2015 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	July 3, 2015	October 3, 2014
Cost of revenue	$2,236	$2,151	$2,734
Gross margin	689	776	1,051
Gross margin percentage	24%	27%	28%

Gross margin as a percentage of revenue for the September 2015 quarter decreased by approximately 300 basis points to 24% compared to the June 2015 quarter due to price erosion and an unfavorable product mix. Compared to the September 2014 quarter, gross margin decreased by approximately 400 basis points to 24%, as a result of price erosion, partially offset by cost savings due to increased operational efficiencies.

In the September 2015 quarter, total warranty cost was 0.6% of revenue and included favorable changes in estimates of prior warranty accruals of approximately 0.5% of revenue. Warranty cost related to new unit shipments was 1.1% of revenue for each of the September 2015, June 2015 and September 2014 quarters, respectively.

Operating Expenses

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	July 3, 2015	October 3, 2014
Product development	$328	$324	$342
Marketing and administrative	182	203	216
Amortization of intangibles	34	34	31
Restructuring and other, net	59	9	6
Operating expenses	$603	$570	$595

Product development expense.  Product development expense for the September 2015 quarter remained relatively flat from the June 2015 quarter. Compared to the September 2014 quarter, product development expense decreased by $14 million as a result of a decrease in variable compensation, an increase in operational efficiencies in our business, and additional expenses experienced in the 14-week September 2014 quarter.

Marketing and administrative expense. Marketing and administrative expense for the September 2015 quarter decreased by $21 million compared to the June 2015 quarter, due to an $8 million decrease in salaries and other employee benefits from the restructuring of our work force in the September 2015 quarter, and increased operational efficiencies in our business. Compared to the September 2014 quarter, marketing and administrative expense decreased by $34 million mainly due to decreases in variable compensation and stock based compensation, a decrease in salaries and other employee benefits from the restructuring of our work force in the September 2015 quarter, increased operational efficiencies in our business, and additional expenses experienced in the 14-week September 2014 quarter.

Amortization of intangibles. Amortization of intangibles for the September 2015 quarter remained flat from the June 2015 quarter. Compared to the September 2014 quarter, amortization of intangibles increased by $3 million as a result of the acquisition of LSI’s Flash Business offset by additional expenses experienced in the 14-week September 2014 quarter.

Restructuring and other, net. Restructuring and other, net for the September 2015 quarter increased by $50 million and $53 million, as compared to the June 2015 quarter and September 2014 quarter, respectively, due to a restructuring charge recorded during the September 2015 quarter to reduce work force by approximately 1,000 employees as a result of our ongoing focus on cost efficiencies in all areas of our business.

Other income (expense), net

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	July 3, 2015	October 3, 2014
Other income (expense), net	$(55)	$(56)	$(64)

Other income (expense), net remained flat from the June 2015 quarter due to a $16 million loss from the early redemption and repurchase of debt, offset by a $5 million gain related to a disposition of a strategic investment in the June 2015 quarter, compared to a $10 million loss related to the impairment of a strategic investment in the September 2015 quarter. Compared to the September 2014 quarter, other income (expense), net decreased by $9 million due to a $14 million loss from the early redemption and repurchase of debt in the September 2014 quarter, compared to a $10 million loss related to the impairment of a strategic investment and lower interest expense in the September 2015 quarter.

Income taxes

	For the Three Months Ended
(Dollars in millions)	October 2, 2015	July 3, 2015	October 3, 2014
(Benefit from) provision for income taxes	$(3)	$12	$11

Our income tax benefit recorded for the September 2015 quarter included approximately $4 million of net discrete tax benefits primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax benefit recorded for the September 2015 quarter differed from the benefit from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

During the three months ended October 2, 2015, our unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $79 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $79 million at October 2, 2015, subject to certain future valuation allowance reversals. During the 12 months beginning October 3, 2015, we expect that our unrecognized tax benefits could be reduced by approximately $35 million primarily as a result of the expiration of certain statutes of limitation.

Our income tax provision recorded for the September 2014 quarter included approximately $2 million net discrete tax benefits primarily associated with the release of tax reserves associated with the expiration of certain statutes of limitation.

Our income tax provision recorded for the September 2014 quarter differed from the provision for income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of LSI’s Flash Business did not have a material impact on our effective tax rate in fiscal year 2015.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, certificates of deposits, and other interest-bearing bank deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of October 2, 2015.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	October 2, 2015	July 3, 2015	Change
Cash and cash equivalents	$1,915	$2,479	$(564)
Short-term investments	6	6	—
Total	$1,921	$2,485	$(564)

Our cash and cash equivalents and short-term investments decreased from July 3, 2015 as a result of net cash outflows for the repurchase of our ordinary shares, early redemption and repayments of long-term debt, dividends paid to our shareholders, and capital expenditures. These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the three months ended October 2, 2015 of $824 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•      a decrease of $213 million in accounts receivable, primarily due to a favorable change in channel mix and improved linearity; and

•      an increase of $426 million in accounts payable, primarily due to the timing of payments on material purchases and improved payment terms with certain of our vendors.

Cash Used in Investing Activities

Cash used for investing activities for the three months ended October 2, 2015 was $209 million which was used for acquired property, equipment and leasehold improvements.

Cash Used in Financing Activities

Cash used in financing activities of $1,178 million for the three months ended October 2, 2015 was primarily attributable to the following activities:

•      $983 million paid to repurchase ordinary shares; and

•      $163 million in dividend payments.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of October 2, 2015 consisted of: (1) approximately $1.9 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of October 2, 2015, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of October 2, 2015, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

The Company’s Board of Directors approved a quarterly cash dividend of $0.63 per share on October 21, 2015, which is payable on November 20, 2015 to shareholders of record at the close of business on November 6, 2015.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of October 2, 2015, $1.9 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Since our fiscal year ended July 3, 2015, there have been no material changes in our critical accounting policies and estimates.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015, as filed with the SEC on August 11, 2015, for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 2, 2015, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of October 2, 2015.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of October 2, 2015.

Fiscal Years Ended

(Dollars in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at October 2, 2015
Assets
Cash equivalents:
Fixed rate	$464	$—	$—	$—	$—	$3	$467	$467
Average interest rate	0.34%					0.19%	0.34%
Short-term investments:
Fixed rate	$—	$—	$5	$—	$—	$1	$6	$6
Average interest rate			9.43%			4.53%	8.61%
Total fixed income	$464	$—	$5	$—	$—	$4	$473	$473
Average interest rate	0.34%		9.43%			1.13%	0.45%
Debt
Fixed rate	$—	$—	$—	$800	$—	$3,343	$4,143	$4,054
Average interest rate				3.75%		5.03%	4.78%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended October 2, 2015.

The table below provides information as of October 2, 2015 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound	$22	$1.46	$1
Thai Baht	18	33.33	(2)
Malaysian Ringgit	12	3.76	(2)
Euro	6	1.09	—
Total	$58		$(3)

(1)   Equivalent to the unrealized net gain (loss) on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of October 2, 2015, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In the quarter ended December 2013, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See Part I, Item 1. Financial Statements—Note 8, Derivative Financial Instruments of this Report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of October 2, 2015.  During the quarter ended October 2, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements—Note 13, Legal, Environmental and Other Contingencies of this Report on Form 10-Q.

ITEM 1A.                     RISK FACTORS

There have been no material changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended July 3, 2015.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K as they could materially affect our business, financial condition and future results.

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

On April 22, 2015, the Board of Directors authorized the Company to repurchase an additional $2.0 billion of its outstanding ordinary shares.

As of October 2, 2015, $1.9 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended October 2, 2015:

(In millions, except average price paid per share)	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 4, 2015 through July 31, 2015	15		$48.32	15	$2,201
August 1, 2015 through August 28, 2015	5		51.17	5	1,920
August 29, 2015 through October 2, 2015	1	(a)	47.94	1	1,868
Total	21		$49.04	21	$1,868

(a) To satisfy statutory tax withholdings related to vesting of equity awards.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	October 30, 2015	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE:	October 30, 2015	BY:	/s/ DAVID H. MORTON, JR.
David H. Morton, Jr.
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

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

10.1+	First Amendment to the 2015 Seagate Deferred Compensation Plan.

31.1+	Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†

Certification of Stephen J. Luczo, Chairman and Chief Executive Officer of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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