Form 10-Q
period 2016-01-01
Seagate Technology plc
filed 2016-01-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016

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

As of January 25, 2016, 296,421,970 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	January 1, 2016	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,258	$2,479
Short-term investments	6	6
Accounts receivable, net	1,398	1,735
Inventories	1,046	993
Deferred income taxes	—	122
Other current assets	223	233
Total current assets	3,931	5,568
Property, equipment and leasehold improvements, net	2,230	2,278
Goodwill	1,238	874
Other intangible assets, net	535	370
Deferred income taxes	617	496
Other assets, net	245	259
Total Assets	$8,796	$9,845
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,759	$1,540
Accrued employee compensation	175	256
Accrued warranty	119	135
Accrued expenses	486	412
Total current liabilities	2,539	2,343
Long-term accrued warranty	104	113
Long-term accrued income taxes	27	33
Other non-current liabilities	165	183
Long-term debt	4,140	4,155
Total Liabilities	6,975	6,827
Commitments and contingencies (See Notes 12 and 14)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,836	5,734
Accumulated other comprehensive loss	(32)	(30)
Accumulated deficit	(3,983)	(2,686)
Total Equity	1,821	3,018
Total Liabilities and Equity	$8,796	$9,845

The information as of July 3, 2015 was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2015.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Revenue	$2,986	$3,696	$5,911	$7,481
Cost of revenue	2,245	2,669	4,482	5,403
Product development	304	341	632	683
Marketing and administrative	160	218	341	434
Amortization of intangibles	31	32	65	62
Restructuring and other, net	17	3	76	10
Gain on arbitration award, net	—	(620)	—	(620)
Total operating expenses	2,757	2,643	5,596	5,972
Income from operations	229	1,053	315	1,509
Interest income	1	1	2	3
Interest expense	(48)	(50)	(95)	(104)
Other, net	(2)	122	(11)	109
Other (expense) income, net	(49)	73	(104)	8
Income before income taxes	180	1,126	211	1,517
Provision for income taxes	15	193	13	203
Net income	$165	$933	$198	$1,314
Net income per share:
Basic	$0.55	$2.84	$0.66	$4.02
Diluted	0.55	2.78	0.65	3.91
Number of shares used in per share calculations:
Basic	299	328	301	327
Diluted	301	336	304	336
Cash dividends declared per ordinary share	$0.63	$0.54	$1.17	$0.97

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net income	$165	$933	$198	$1,314
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	—	(6)	(2)	(9)
Less: reclassification for amounts included in net income	1	2	2	2
Net change	1	(4)	—	(7)
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	—
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	1	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	1	—
Foreign currency translation adjustments	(3)	(6)	(3)	(16)
Total other comprehensive income (loss), net of tax	(2)	(10)	(2)	(23)
Comprehensive income	$163	$923	$196	$1,291

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	January 1, 2016	January 2, 2015
OPERATING ACTIVITIES
Net income	$198	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	426
Share-based compensation	65	73
Deferred income taxes	—	(4)
Loss on redemption and repurchase of debt	—	52
Other non-cash operating activities, net	11	3
Changes in operating assets and liabilities:
Accounts receivable, net	384	(99)
Inventories	(32)	(107)
Accounts payable	257	209
Accrued employee compensation	(87)	(24)
Accrued expenses, income taxes and warranty	(5)	167
Vendor non-trade receivables	10	28
Other assets and liabilities	(12)	7
Net cash provided by operating activities	1,206	2,045
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(346)	(387)
Purchases of short-term investments	—	(5)
Sales of short-term investments	—	4
Maturities of short-term investments	—	19
Cash used in acquisition of business, net of cash acquired	(634)	(450)
Other investing activities, net	—	(34)
Net cash used in investing activities	(980)	(853)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(15)	(535)
Net proceeds from issuance of long-term debt	—	498
Taxes paid related to net share settlement of equity awards	(54)	—
Repurchases of ordinary shares	(1,061)	(201)
Dividends to shareholders	(351)	(317)
Proceeds from issuance of ordinary shares under employee stock plans	41	49
Other financing activities, net	(4)	(12)
Net cash used in financing activities	(1,444)	(518)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	(12)
(Decrease) increase in cash and cash equivalents	(1,221)	662
Cash and cash equivalents at the beginning of the period	2,479	2,634
Cash and cash equivalents at the end of the period	$1,258	$3,296

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended January 1, 2016

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2015	315	$—	$5,734	$(30)	$(2,686)	$3,018
Net income	—	—	—	—	198	198
Other comprehensive income (loss)	—	—	—	(2)	—	(2)
Issuance of ordinary shares under employee stock plans	5	—	41	—	—	41
Repurchases of ordinary shares	(23)	—		—	(1,090)	(1,090)
Tax withholding related to vesting of restricted stock units	(1)				(54)	(54)
Dividends to shareholders	—	—	—	—	(351)	(351)
Share-based compensation	—	—	65	—	—	65
Other	—	—	(4)	—	—	(4)
Balance at January 1, 2016	296	$—	$5,836	$(32)	$(3,983)	$1,821

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Organization

Seagate Technology plc (the “Company”) is a leading provider of electronic data storage technology and solutions. Its principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, it produces a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Its storage technology portfolio also includes storage subsystems, high performance computing (“HPC”) solutions, and data storage services.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND-based flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

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

The Company’s product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and HPC data storage solutions. Its storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Its modular subsystem architecture allows it to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

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

The results of operations for the three and six months ended January 1, 2016, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2016. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended January 1, 2016 consisted of 13 weeks and 26 weeks, respectively. The three and six months ended January 2, 2015 consisted of 14 weeks and 27 weeks, respectively.  Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. The fiscal quarters ended January 1, 2016, October 2, 2015, and January 2, 2015, are also referred to herein as the “December 2015 quarter”, the “September 2015 quarter”, and the “December 2014 quarter”, respectively.

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

In July 2015, the FASB issued ASU 2015-11 (ASC Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments in this ASU require inventory measurement at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company early adopted this ASU for the December 2015 quarter on a prospective basis. See footnote 4 for disclosure of the financial statement impact of this adoption.

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of January 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$212	$—	$212
Certificates of deposit	165	—	165
Corporate bonds	6	—	6
	$383	$—	$383

Included in Cash and cash equivalents			$370
Included in Short-term investments			6
Included in Other current assets			7
Total			$383

As of January 1, 2016, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of January 1, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of January 1, 2016.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at January 1, 2016, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$377	$377
Due in 1 to 5 years	6	6
Thereafter	—	—
Total	$383	$383

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,203	$—	$1,203
Certificates of deposit	867	—	867
Corporate bonds	6	—	6
Total	$2,076	$—	$2,076

Included in Cash and cash equivalents			$2,063
Included in Short-term investments			6
Included in Other current assets			7
Total			$2,076

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

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	January 1, 2016	July 3, 2015
Raw materials and components	$330	$352
Work-in-process	281	239
Finished goods	435	402
	$1,046	$993

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	January 1, 2016	July 3, 2015
Property, equipment and leasehold improvements	$9,845	$9,630
Accumulated depreciation and amortization	(7,615)	(7,352)
	$2,230	$2,278

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirement plans	Foreign currency translation adjustments	Total
Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(2)	—	1	(3)	(4)
Amounts reclassified from AOCI	2	—	—	—	2
Other comprehensive income (loss)	—	—	1	(3)	(2)
Balance at January 1, 2016	$1	$—	$(14)	$(19)	$(32)

Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(9)	—	—	(16)	(25)
Amounts reclassified from AOCI	2	—	—	—	2
Other comprehensive income (loss)	(7)	—	—	(16)	(23)
Balance at January 2, 2015	$(8)	$—	$(10)	$(7)	$(25)

(a) The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

The Company and its subsidiary Seagate HDD Cayman have entered into a Credit Agreement providing the Company with a $700 million senior secured revolving credit facility (the “Revolving Credit Facility”). On January 15, 2015, pursuant to the Third Amendment to the Credit Agreement, the commitments available under the Revolving Credit Facility were increased from $500 million to $700 million and the maturity date was extended until January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Credit Agreement) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. This Credit Agreement that was originally entered into by the Company and Seagate HDD Cayman on January 18, 2011 was subsequently amended with the Second Amendment to the Credit Agreement on April 30, 2013, which increased the commitments available under the Revolving Credit Facility from $350 million to $500 million. The loans made under the Credit Agreement will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings and for the issuance of letters of credit up to a sub-limit of $75 million. As of January 1, 2016, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

$700 million Aggregate Principal Amount of 4.875% Senior Notes due June 2027 (the “2027 Notes”). The interest on the Notes is payable semi-annually on June 1 and December 1 of each year, which commenced on December 1, 2015. The issuer under the 2027 Notes is Seagate HDD Cayman, and the obligations under the 2027 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company.

At January 1, 2016, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$—
2017	—
2018	—
2019	800
2020	—
Thereafter	3,343
$4,143

4.              Income Taxes

The Company recorded an income tax provision of $15 million and $13 million in the three and six months ended January 1, 2016. The income tax provision for the six months ended January 1, 2016 included approximately $3 million of net discrete tax benefits primarily for the release of tax reserves due to the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and six months ended January 1, 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, the Company has elected to adopt ASU 2015-17 on a prospective basis as of the second quarter, fiscal year 2016.  Prior periods were not retrospectively adjusted. As a result of this change in accounting principle, $120 million of the Company’s deferred tax assets were reclassified from current to non-current.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was enacted. Among other provisions, the PATH Act retroactively reinstated and permanently extended the federal Research and Development (R&D) tax credit from December 31, 2014. The permanent extension of the R&D credit had no immediate impact on the Company’s income tax provision due to valuation allowances on its U.S. deferred tax assets. None of the other PATH Act changes are expected to have a material impact on the Company’s income tax provision.

During the six months ended January 1, 2016, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $6 million to $77 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $77 million at January 1, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning January 2, 2016, the Company expects that its unrecognized tax benefits could be reduced by approximately $30 million primarily as a result of the expiration of certain statutes of limitation.

The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. In December 2015, the Company effectively settled all disputed issues with the IRS associated with its U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. This effective settlement did not have a material impact on the Company’s financial statements. As a result of this settlement and expiration of the fiscal year 2011 statute of limitation, the Company is no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2012.

The Company recorded an income tax provision of $193 million and $203 million in the three and six months ended January 2, 2015, respectively. The income tax provision for the three and six months ended January 2, 2015 included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

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

5.              Acquisitions

Dot Hill Systems Corp.

On October 6, 2015, the Company acquired all of the outstanding shares of Dot Hill Systems Corp. (“Dot Hill”), a supplier of software and hardware storage systems. The Company paid $9.75 per share, or $674 million, in cash for the acquisition. The acquisition of Dot Hill further expands the Company’s OEM-focused cloud storage systems business and advances the Company’s strategic efforts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in millions)	Amount
Cash and cash equivalents	$40
Accounts receivable, net	48
Inventories	21
Other current and non-current assets	7
Property, plant and equipment	10
Intangible assets	252
Goodwill	364
Total assets	742
Accounts payable, accrued expenses and other	(68)
Total liabilities	(68)
Total	$674

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Existing technology	$164	5.0 years
Customer relationships	71	7.0 years
Trade names	3	5.0 years
Total amortizable intangible assets acquired	238	5.5 years
In-process research and development	14
Total acquired identifiable intangible assets	$252

The recognized goodwill, which is not deductible for income tax purposes, is primarily attributable to cost synergies expected to arise after the acquisition and the benefits the Company expects to derive from enhanced market opportunities.

The expenses related to the acquisition of Dot Hill in for the six months ended January 1, 2016, which are included within Marketing and administrative expense on the Consolidated Statement of Operations, are not significant.

The amounts of revenue and earnings of Dot Hill included in the Company’s Consolidated Statement of Operations from the acquisition date are not significant.

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

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business during the six months ended January 2, 2015, which were included within Marketing and administrative expense on the Company’s Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of LSI’s Flash Business included in the Company’s Consolidated Statement of Operations from the acquisition date through January 2, 2015 were not significant.

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

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended January 1, 2016, are as follows:

(Dollars in millions)	Amount
Balance at July 3, 2015	$874
Goodwill acquired	364
Foreign currency translation effect	—
Balance at January 1, 2016	$1,238

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships and in-process research and development acquired in business combinations. With the exception of in-process research and development, acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Operating expenses in the Condensed Consolidated Statements of Operations. In-process research and development has been determined to have an indefinite useful life and is not amortized, but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of in-process research and development exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no impairment charges recognized for in-process research and development. Upon completion of the in-process research and development, the related assets will be accounted for as finite-lived intangible assets, and will be amortized over their useful lives.

The carrying value of other intangible assets subject to amortization as of January 1, 2016, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$311	$(57)	$254	4.5 years
Customer relationships	510	(283)	227	3.4 years
Trade names	29	(10)	19	3.0 years
Other intangible assets	28	(7)	21	3.7 years
Total amortizable other intangible assets	$878	$(357)	$521	3.9 years

The carrying value of in-process research and development not subject to amortization was $14 million as of January 1, 2016.

The carrying value of other intangible assets subject to amortization as of July 3, 2015 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$191	$(69)	$122	4.1 years
Customer relationships	487	(282)	205	2.4 years
Trade names	27	(7)	20	3.2 years
Other intangible assets	27	(4)	23	4.2 years
Total amortizable other intangible assets	$732	$(362)	$370	3.1 years

For the three and six months ended January 1, 2016, amortization expense of other intangible assets was $46 million and $87 million.  For the three and six months ended January 2, 2015, amortization expense of other intangible assets was $39 million and $72 million.  As of January 1, 2016, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2016	$87
2017	166
2018	108
2019	68
2020	50
Thereafter	42
$521

7.   Restructuring and Exit Costs

For the three and six months ended January 1, 2016, the Company recorded total restructuring charges of approximately $17 million and $76 million, respectively, comprised primarily of charges related to employee termination costs and facility exit costs associated with restructuring of our work force during the fiscal year.  The Company’s significant restructuring plans are described below.  All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

September 2015 Plan -  On September 4, 2015, the Company committed to a restructuring plan (the “September 2015 Plan”) intended to realign its cost structure with the current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan was largely completed by the fiscal quarter ended January 1, 2016.  For the three months ended January 1, 2016, the Company recorded total restructuring charges of approximately $9 million related to the September 2015 Plan, comprised of approximately $2 million for employee termination costs and $7 million for facility exit costs. For the six months ended January 1, 2016, the Company recorded total restructuring charges of approximately $65 million related to the September 2015 Plan, comprised of approximately $57 million for employee termination costs and $8 million facility exit costs, respectively.  For the three and six months ended January 1, 2016, the Company made cash payments of $41 million and $46 million, respectively, comprised primarily of employee termination costs related to the September 2015 Plan.

Other Restructuring and Exit Costs -  For the three and six months ended January 1, 2016, the Company recorded restructuring charges of approximately $8 million and $11 million, respectively, and made cash payments of $9 million and $18 million, respectively, related to other restructuring plans.

8.              Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations.  The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities.  The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments.  The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value.  The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings.  Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amounts of net unrealized loss on cash flow hedges were immaterial as of January 1, 2016 and July 3, 2015.

The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended January 1, 2016. As of January 1, 2016, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive income (loss) expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of January 1, 2016 and July 3, 2015:

	As of January 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
Singapore Dollars	$—	$35
British Pound Sterling	51	—
Thai Baht	—	26
Malaysian Ringgit	—	5
Euro	—	2
	$51	$68

	As of July 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$35	$—
Singapore dollars	23	42
Thai Baht	18	48
Malaysian Ringgit	12	15
Chinese Renminbi	5	16
Euro	—	13
	$93	$134

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of January 1, 2016, the notional investments underlying the TRS amounted to $95 million. The contract term of the TRS is through January 2016, and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2017 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of January 1, 2016 and July 3, 2015:

	As of January 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(1)
Total return swap	Other current assets	—	Accrued expenses	(2)
Total derivatives		$—		$(3)

	As of July 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(3)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$3		$(4)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months ended January 1, 2016:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	from Effectiveness Testing)	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$—	$(2)	Cost of revenue	$(1)	$(2)	Cost of revenue	$—	$—

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$1	$(4)
Total return swap	Operating expenses	1	(4)

(a)    The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 1, 2016.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated Statement of Operations for the three and six months January 2, 2015:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Six Months	Income (Effective Portion)	For the Three Months	For the Six Months	from Effectiveness Testing)	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	$(6)	$(10)	Cost of revenue	$(2)	$(2)	Cost of revenue	$(1)	$—

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivatives	For the Three Months	For the Six Months
Foreign currency forward exchange contracts	Other, net	$(1)	$(5)
Total return swap	Operating expenses	2	—

(a)    The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $(1) million and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and six months January 2, 2015, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of January 1, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$210	$—	$—	$210
Certificates of deposit	—	160	—	160
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	210	166	—	376
Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Total assets	$212	$171	$—	$383
Liabilities:
Derivative liabilities	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$210	$160	$—	$370
Short-term investments	—	6	—	6
Other current assets	2	5	—	7
Total assets	$212	$171	$—	$383
Liabilities:
Accrued expenses	$—	$(3)	$—	$(3)
Total liabilities	$—	$(3)	$—	$(3)

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs.  The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include:  agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of January 1, 2016, has not found it necessary to make any adjustments to the prices obtained.  The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of January 1, 2016 and July 3, 2015, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees are recorded at cost and are included in Other assets, net in the Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at January 1, 2016 and July 3, 2015 totaled $109 million and $120 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

In the six months ended January 1, 2016, the Company determined that a certain equity investment accounted for under the cost method was other-than-temporarily impaired, and recognized a charge of $10 million in order to write down the carrying amount of the investment to zero.  Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. This amount was recorded in Other, net in the Condensed Consolidated Statement of Operations for the six months ended January 1, 2016. The Company did not record any material impairment charges in the three months ended January 1, 2016. The Company did not record any material impairment charges in the three and six months ended January 2, 2015.

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

	January 1, 2016		July 3, 2015
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$807	$800	$828
7.00% Senior Notes due November 2021	158	164	158	170
4.75% Senior Notes due June 2023	990	905	1,000	1,016
4.75% Senior Notes due January 2025	995	847	1,000	995
4.875% Senior Notes due June 2027	698	567	698	675
5.75% Senior Notes due December 2034	499	350	499	491
Long-term debt	$4,140	$3,640	$4,155	$4,175
Less short-term borrowings and current portion of long-term debt	—	—	—	—
Long-term debt, less current portion	$4,140	$3,640	$4,155	$4,175

10.       Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 296,258,168 shares were outstanding as of January 1, 2016, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of January 1, 2016.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of January 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the six months ended January 1, 2016:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of Ordinary Shares	23	$1,090
Tax Withholding Related to Vesting of Equity Awards	1	54
Total	24	$1,144

11.       Compensation

The Company recorded approximately $32 million and $65 million of stock-based compensation expense during the three and six months ended January 1, 2016, respectively. The Company recorded approximately $31 million and $73 million of stock-based compensation expense during the three and six months ended January 2, 2015, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5  years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and six months ended January 1, 2016 and January 2, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Balance, beginning of period	$225	$273	$248	$273
Warranties issued	33	40	66	80
Repairs and replacements	(40)	(46)	(81)	(100)
Changes in liability for pre-existing warranties, including expirations	3	15	(12)	21
Warranty liability assumed from business acquisitions	2	—	2	8
Balance, end of period	$223	$282	$223	$282

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

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share data)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Numerator:
Net income attributable to Seagate Technology plc	$165	$933	$198	$1,314
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income per share attributable to Seagate Technology plc	299	328	301	327
Weighted-average effect of dilutive securities:
Employee equity award plans	2	8	3	9
Total shares for purpose of calculating diluted net income per share attributable to Seagate Technology plc	301	336	304	336
Net income per share attributable to Seagate Technology plc shareholders:
Basic	$0.55	$2.84	$0.66	$4.02
Diluted	0.55	2.78	0.65	3.91

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income per share attributable to Seagate Technology plc were 2 million and 1 million for the three and six months ended January 1, 2016, respectively, and immaterial for the three and six months ended January 2, 2015.

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

Alexander Shukh v. Seagate Technology - On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the court of appeals vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

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

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 Patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 Patent are held unpatentable. On October 29, 2015, Enova filed a notice of appeal to appeal PTAB’s decision on the ‘995 Patent to the U.S. Court of Appeals for the Federal Circuit. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 Patent are held unpatentable. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Seagate Technology LLC v. Western Digital Corp.  On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company’s trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company’s trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%. On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. During the quarter ended January 2, 2015, the amount of the final award, less litigation and other related costs, was recorded by the Company in Gain on arbitration award, net, and the remaining amount received was recorded in Other, net. On April 7, 2015, the Hennepin County District Court of Minnesota (“district court”) denied Seagate’s motion for entry of judgment for an amount of additional interest owing on the arbitration award.  On January 25, 2016, the Minnesota Court of Appeals reversed and remanded the district court’s order regarding the unpaid interest. On January 27, 2016, the Company received a further payment from Western Digital in the amount of $32.6 million, which was the remaining balance of interest owed on the final award. On January 29, 2016, the parties filed a stipulation of dismissal with the district court, ending the litigation.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended January 1, 2016, October 2, 2015, and January 2, 2015, referred to herein as the “December 2015 quarter”, the “September 2015 quarter”, and the “December 2014 quarter”, respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The December 2015, September 2015, and December 2014 quarters were 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal quarter ending April 1, 2016 and the fiscal year ending July 1, 2016 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products with lower cost structures; the impact of competitive product announcements; currency fluctuations that may impact our margins and international sales; possible excess industry supply with respect to particular disk drive products and disruptions to our supply chain or production capabilities; unexpected advances in competing technologies; the development and introduction of products based on new technologies and expansion into new data storage markets; and our ability to achieve projected cost savings in connection with restructuring plans and fluctuations in interest rates. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 3, 2015, which contains information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the December 2015 quarter. Highlights of events in the December 2015 quarter that impacted our financial position.

•                  Results of Operations. An analysis of our financial results comparing the December 2015 quarter to the September 2015 quarter and the December 2014 quarter.

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

Our Company

We are a leading provider of electronic data storage technology and solutions. Our principal products are hard disk drives, commonly referred to as disk drives, hard drives or HDDs. In addition to HDDs, we produce a broad range of electronic data storage products including solid state hybrid drives (“SSHD”), solid state drives (“SSD”), PCIe cards and SATA controllers. Our storage technology portfolio also includes storage subsystems, high performance computing (“HPC”) solutions, and data storage services.

Hard disk drives are devices that store digitally encoded data on rapidly rotating disks with magnetic surfaces. Disk drives continue to be the primary medium of mass data storage due to their performance attributes, high quality and cost effectiveness. Complementing existing data center storage architecture, solid-state storage devices use integrated circuit assemblies as memory to store data, and most SSDs use NAND-based flash memory. In addition to HDDs and SSDs, SSHDs combine the features of SSDs and HDDs in the same unit, containing a large hard disk drive and an SSD cache to improve performance of frequently accessed data.

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

Our product and solution portfolio for the enterprise data storage industry includes storage enclosures, integrated application platforms and HPC data storage solutions. Our storage subsystems support a range of high-speed interconnect technologies to meet demanding cost and performance specifications. Our modular subsystem architecture allows us to support many segments within the networked storage market by enabling different specifications of storage subsystem designs to be created from a standard set of interlocking technology modules.

Overview of the December 2015 Quarter

During the December 2015 quarter, we shipped 46 million drive units totaling 61 exabytes of storage capacity, generating revenue of approximately $3.0 billion and gross margin of 25%. Our operating cash flow was $382 million. We repurchased $107 million in ordinary shares and paid $188 million for dividends to shareholders. Additionally, we completed our acquisition of Dot Hill Systems Corp. (“Dot Hill”), a supplier of software and hardware storage systems for $674 million in cash.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Revenue	$2,986	$2,925	$3,696	$5,911	$7,481
Cost of revenue	2,245	2,236	2,669	4,482	5,403
Gross margin	741	689	1,027	1,429	2,078
Product development	304	328	341	632	683
Marketing and administrative	160	182	218	341	434
Amortization of intangibles	31	34	32	65	62
Restructuring and other, net	17	59	3	76	10
Gain on litigation settlement, net	—	—	(620)	—	(620)
Income from operations	229	86	1,053	315	1,509
Other income (expense), net	(49)	(55)	73	(104)	8
Income before income taxes	180	31	1,126	211	1,517
Provision for (benefit from) income taxes	15	(3)	193	13	203
Net income	$165	$34	$933	$198	$1,314

	For the Three Months Ended			For the Six Months Ended
	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Revenue	100%	100%	100%	100%	100%
Cost of revenue	75	76	72	76	72
Gross margin	25	24	28	24	28
Product development	10	11	9	11	9
Marketing and administrative	5	7	6	6	6
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	1	2	—	1	—
Gain on litigation settlement, net	—	—	(16)	—	(8)
Income from operations	8	3	28	5	20
Other (expense) income, net	(2)	(2)	2	(2)	—
Income before income taxes	6	1	30	3	20
Provision for (benefit from) income taxes	—	—	5	—	2
Net income	6%	1%	25%	3%	18%

Revenue

The following table summarizes information regarding average drive selling prices (“ASPs”), drive volume unit shipments, exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Six Months Ended
(In millions, except percentages, exabytes and ASPs)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Unit Shipments:
Enterprise	8	8	9	16	18
Client Compute	25	28	36	53	75
Client Non-Compute	13	11	12	24	24
Total Units Shipped	46	47	57	93	117
ASPs (per unit)	$59	$58	$61	$59	$61
Exabytes Shipped	61	56	61	117	121
Revenues by Channel (%)
OEMs	69%	70%	69%	69%	69%
Distributors	16%	18%	18%	17%	18%
Retailers	15%	12%	13%	14%	12%
Revenues by Geography (%)
Americas	26%	28%	26%	27%	27%
EMEA	19%	17%	18%	18%	17%
Asia Pacific	55%	55%	56%	55%	56%

Revenue in the December 2015 quarter increased from the September 2015 quarter as a result of improved product mix and the consolidation of Dot Hill, partially offset by price erosion and a decrease in unit shipments.

Revenue in the December 2015 quarter and the six months then ended decreased by $0.7 billion and $1.6 billion, respectively, as compared to the December 2014 quarter and the six months then ended due to a decrease in unit shipments and price erosion, partially offset by improved product mix. The decrease in unit shipments of 11 million and 24 million units as compared to the December 2014 quarter and the six months then ended, respectively, was primarily the result of decreased demand for personal computing devices.

We maintain various sales programs such as point-of-sale rebates, sales price adjustments and price protection, aimed at increasing customer demand. Sales programs were approximately 14%, 13% and 9% of gross drive revenue for the December 2015 quarter, September 2015 quarter and December 2014 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 0.5% of quarterly gross revenue in the December 2015 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Cost of revenue	$2,245	$2,236	$2,669	$4,482	$5,403
Gross margin	741	689	1,027	1,429	2,078
Gross margin percentage	25%	24%	28%	24%	28%

Gross margin as a percentage of revenue for the December 2015 quarter increased by approximately 100 basis points to 25% compared to the September 2015 quarter as a result of improved product mix, partially offset by price erosion. Compared to the December 2014 quarter and the six months then ended, gross margin decreased by approximately 300 and 400 basis points, respectively, as a result of price erosion, partially offset by improved product mix.

In the December 2015 quarter, total warranty cost was 1.2% of revenue and included unfavorable changes in estimates of prior warranty accruals of approximately 0.1% of revenue. Warranty cost related to new unit shipments was 1.1% of revenue for each of the December 2015, September 2015 and December 2014 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Product development	$304	$328	$341	$632	$683
Marketing and administrative	160	182	218	341	434
Amortization of intangibles	31	34	32	65	62
Restructuring and other, net	17	59	3	76	10
Gain on litigation settlement, net	—	—	(620)	—	(620)
Operating expenses	$512	$603	$(26)	$1,114	$569

Product development expense.  Product development expense for the December 2015 quarter decreased by $24 million from the September 2015 quarter due to a decrease in salaries and other employee benefits of $11 million as a result of the restructuring of our work force in the September 2015 quarter and increased use of vacation, as well as increased operational efficiencies in our business, partially offset by the consolidation of Dot Hill in the December 2015 quarter. Compared to the December 2014 quarter, product development expense decreased by $37 million due to a decrease in salaries and other employee benefits of $33 million as a result of the restructuring of our work force in the September 2015 quarter, $15 million decrease in variable compensation, and increased operational efficiencies in our business, partially offset by the consolidation of Dot Hill in the December 2015 quarter.

Product development expense for the six months ended December 2015 decreased by $51 million as compared to the corresponding period in the prior year due to a decrease in salaries and other employee benefits of  $53 million as a result of the restructuring of our work force in the September 2015 quarter, a $26 million decrease in variable compensation and stock based compensation, increased operational efficiencies in our business, and additional expenses experienced in the 14-week September 2014 quarter, partially offset by the consolidation of Dot Hill in the December 2015 quarter.

Marketing and administrative expense. Marketing and administrative expense for the December 2015 quarter decreased by $22 million from the September 2015 quarter due to a decrease in salaries and other employee benefits of $15 million as a result of the restructuring of our work force in the September 2015 quarter and increased use of vacation, as well as increased operational efficiencies in our business. Compared to the December 2014 quarter, marketing and administrative expense decreased by $58 million due to a decrease in salaries and other employee benefits of $25 million as a result of the restructuring of our work force in the September 2015 quarter, $15 million decrease in variable compensation and stock based compensation, and increased operational efficiencies in our business.

Marketing and administrative expense for the six months ended December 2015 decreased by $93 million as compared to the corresponding period in the prior year due to a decrease in salaries and other employee benefits of $40 million as a result of the restructuring of our work force in the September 2015 quarter, a $29 million decrease in variable compensation and stock based compensation, additional expenses experienced in the 14-week September 2014 quarter, and increased operational efficiencies in our business.

Amortization of intangibles. Amortization of intangibles for the December 2015 quarter decreased from the September 2015 quarter and December 2014 quarter by $3 million and $1 million, respectively, due to certain intangible assets reaching the end of their useful life in the September 2015 quarter, partially offset by the intangibles acquired in the acquisition of Dot Hill.

Amortization of intangibles for the six months ended December 2015 increased by $3 million as compared to the corresponding period in the prior year as a result of the acquisitions of LSI Corporation’s Accelerated Solutions Division and Flash Components Division in September of 2014 and Dot Hill in the December 2015 quarter, offset by certain intangible assets reaching the end of their useful life in the September 2015 quarter,

Restructuring and other, net. Restructuring and other, net for the December 2015 quarter  decreased by $42 million as compared to the September 2015 quarter due to a restructuring charge recorded during the September 2015 quarter to reduce work force by approximately 1,000 employees. Compared to the December 2014 quarter, restructuring and other, net increased by $14 million primarily as a result of charges related to the September 2015 plan.

Restructuring and other, net for the six months ended December 2015 increased by $66 million as compared to the corresponding period in the prior year primarily as a result of a restructuring charge recorded during the September 2015 quarter to reduce work force by approximately 1,000 employees.

Gain on arbitration award, net. Gain on arbitration award, net for the December 2014 quarter and the six months then ended was related to the final award amount of $630 million, less litigation and other related costs of $10 million, in the Company’s case against Western Digital for the misappropriation of the Company’s trade secrets.

Other (expense) income, net

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Other (expense) income, net	$(49)	$(55)	$73	$(104)	$8

Other (expense) income, net decreased by $6 million from the September 2015 quarter due to a $10 million loss related to the impairment of a strategic investment in the September 2015 quarter, partially offset by a $2 million change resulting from the  volatility of foreign  exchange rates in the December 2015 quarter. Compared to the December 2014 quarter, other (expense) income, net increased by $122 million due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital in the December 2014 quarter and $15 million in foreign currency remeasurement related to changes in foreign exchange rates, partially offset by a $36 million increase in losses from the early redemption and repurchase of debt in the December 2014 quarter.

Other (expense) income, net for the six months ended December 2015 increased $112 million due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital in the December 2014 quarter and $18 million increase in foreign currency remeasurement related to changes in foreign exchange rates, partially offset by a $50 million increase in losses from the early redemption and repurchase of debt in the six months ended December 2014.

Income taxes

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	January 1, 2016	October 2, 2015	January 2, 2015	January 1, 2016	January 2, 2015
Provision for (benefit from) income taxes	$15	$(3)	$193	$13	$203

Our income tax provision recorded for the first half of fiscal year 2016 included approximately $3 million of net discrete tax benefits primarily for the release of tax reserves due to the expiration of certain statutes of limitation.

Our income tax provision recorded for the December 2015 quarter and for the first half of fiscal year 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Dot Hill Systems Corporation is not expected to have a material impact on our effective tax rate in fiscal year 2016.

Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, we have elected to adopt ASU 2015-17 on a prospective basis as of the second quarter, fiscal year 2016. Prior periods were not retrospectively adjusted. As a result of this change in accounting principle, $120 million of our deferred tax assets were reclassified from current to non-current.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was enacted. Among other provisions, the PATH Act retroactively reinstated and permanently extended the federal Research and Development (R&D) Tax Credit from December 31, 2014. The permanent extension of the R&D credit had no immediate impact on our income tax provision due to valuation allowances on our U.S. deferred tax assets. None of the other PATH Act changes are expected to have a material impact on our income tax provision.

During the six months ended January 1, 2016, our unrecognized tax benefits excluding interest and penalties decreased by approximately $6 million to $77 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $77 million at January 1, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning January 2, 2016, we expect that our unrecognized tax benefits could be reduced by approximately $30 million primarily as a result of the expiration of certain statutes of limitation.

We are subject to taxation in many jurisdictions globally and we are required to file U.S. federal, U.S. state and non-U.S. income tax returns. In December 2015, we effectively settled all disputed issues with the IRS associated with our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. This effective settlement did not have a material impact on our financial statements. As a result of this settlement and expiration of the fiscal year 2011 statute of limitation, we are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2012.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, certificates of deposits, and other interest-bearing bank deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of January 1, 2016.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	January 1, 2016	July 3, 2015	Change
Cash and cash equivalents	$1,258	$2,479	$(1,221)
Short-term investments	6	6	—
Total	$1,264	$2,485	$(1,221)

Our cash and cash equivalents and short-term investments decreased from July 3, 2015 as a result of net cash outflows for the acquisition of Dot Hill, repurchase of our ordinary shares, dividends paid to our shareholders, and capital expenditures. These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended January 1, 2016 of $1,206 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•                  a decrease of $384 million in accounts receivable, primarily due to improved linearity; and

•                  an increase of $257 million in accounts payable, primarily due to the timing of payments and improved payment terms with certain of our vendors.

Cash Used in Investing Activities

Cash used for investing activities for the six months ended January 1, 2016 was $980 million and primarily attributable to the following activities

•                  $634 million paid for the acquisition of Dot Hill, net of cash acquired; and

•                  $346 million used for acquired property, equipment and leasehold improvements

Cash Used in Financing Activities

Cash used in financing activities of $1,444 million for the six months ended January 1, 2016 was primarily attributable to the following activities:

•                  $1,061 million paid to repurchase ordinary shares; and

•                  $351 million in dividend payments.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of January 1, 2016 consisted of: (1) approximately $1.3 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

As of January 1, 2016, no borrowings have been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility. The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

The credit agreement that governs our revolving credit facility, as amended, contains certain covenants that we must satisfy in order to remain in compliance with the credit agreement, as amended. The agreement also includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio. As of January 1, 2016, we were in compliance with all of the covenants under our Revolving Credit Facility and debt agreements. Based on our current outlook, we expect to be in compliance with the covenants of our debt agreements over the next 12 months.

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

The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on January 29, 2016, which is payable on February 23, 2016 to shareholders of record at the close of business on February 9, 2016.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of January 1, 2016, $1.8 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of January 1, 2016, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of January 1, 2016.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of January 1, 2016.

Fiscal Years Ended

(Dollars in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at January 1, 2016
Assets
Cash equivalents:
Fixed rate	$370	$—	$—	$—	$—	$3	$373	$373
Average interest rate	0.23%					0.39%	0.23%
Short-term investments:
Fixed rate	$—	$—	$5	$—	$—	$1	$6	$6
Average interest rate			9.66%			4.18%	8.70%
Total fixed income	$370	$—	$5	$—	$—	$4	$379	$379
Average interest rate	0.23%		9.66%			1.25%	0.36%
Debt
Fixed rate	$—	$—	$—	$800	$—	$3,343	$4,143	$3,640
Average interest rate				3.75%		5.03%	4.78%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended January 1, 2016.

The table below provides information as of January 1, 2016 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound Sterling	$51	$1.49	$—
Singapore Dollars	35	1.42	—
Thai Baht	26	35.27	—
Malaysian Ringgit	5	3.78	(1)
Euro	2	1.09	—
Total	$119		$(1)

(1)         Equivalent to the unrealized net (loss) gain on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of January 1, 2016, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

We are subject to equity market risks due to changes in the fair value of the notional investments selected by our employees as part of our Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, we entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities.  We pay a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. See Part I, Item 1. Financial Statements—Note 8, Derivative Financial Instruments of this Report on Form 10-Q.

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of January 1, 2016.  During the quarter ended January 1, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

As of January 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended January 1, 2016:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 3, 2015 through October 30, 2015	—	$39.34	—	$1,860
October 31, 2015 through November 27, 2015	—	35.32	—	1,859
November 28, 2015 through January 1, 2016	3	36.41	3	1,759
Total	3	$36.62	3	$1,759

(a) Includes statutory tax withholdings related to vesting of equity awards, which were immaterial in the fiscal quarter ended January 1, 2016.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

On January 27, 2016, the Company entered into an arrangement (the “Arrangement”) with Albert A. “Rocky” Pimentel, the Company’s Executive Vice President, Advisor to the Chief Executive Officer, and former President, Global Customers and Markets. As President, Global Customers and Markets, Mr. Pimentel was granted a cash bonus opportunity based on achievement of key operational goals with respect to fiscal year 2016 (the “MBO Bonus”). Pursuant to the Arrangement, the Company affirmed that Mr. Pimentel will remain eligible to receive such MBO Bonus, prorated to reflect that portion of fiscal year 2016 in which he served as President, Global Customers and Markets. The Arrangement also reflected the Company’s expectation that Mr. Pimentel would be retained as Executive Vice President, Advisor to the Chief Financial Officer, until at least October 1, 2016. Mr. Pimentel’s compensation arrangements otherwise remain unchanged.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	January 29, 2016	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE:	January 29, 2016	BY:	/s/ DAVID H. MORTON, JR.
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

10.1

Dot Hill Systems Corp. 2009 Equity Incentive Plan, as amended, as assumed by Seagate Technology PLC by Deed Poll on October 21, 2015, filed as Exhibit 10.1 to Dot Hill Systems Corp.’s quarterly report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.

10.2+	Memo Agreement with Albert A. “Rocky” Pimentel dated January 27, 2016.

31.1+	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+†

Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company and David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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