Form 10-Q
period 2016-04-01
Seagate Technology plc
filed 2016-04-29
CIK 1137789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

As of April 25, 2016, 298,483,729 of the registrant’s ordinary shares, par value $0.00001 per share, were issued and outstanding.

INDEX

SEAGATE TECHNOLOGY PLC

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 1, 2016	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$2,479
Short-term investments	6	6
Accounts receivable, net	1,250	1,735
Inventories	928	993
Deferred income taxes	—	122
Other current assets	223	233
Total current assets	3,600	5,568
Property, equipment and leasehold improvements, net	2,165	2,278
Goodwill	1,238	874
Other intangible assets, net	492	370
Deferred income taxes	619	496
Other assets, net	260	259
Total Assets	$8,374	$9,845
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,504	$1,540
Accrued employee compensation	170	256
Accrued warranty	108	135
Accrued expenses	477	412
Total current liabilities	2,259	2,343
Long-term accrued warranty	97	113
Long-term accrued income taxes	28	33
Other non-current liabilities	177	183
Long-term debt	4,130	4,155
Total Liabilities	6,691	6,827
Commitments and contingencies (See Notes 12 and 14)
Equity:
Seagate Technology plc Shareholders’ Equity:
Ordinary shares and additional paid-in capital	5,903	5,734
Accumulated other comprehensive loss	(28)	(30)
Accumulated deficit	(4,192)	(2,686)
Total Equity	1,683	3,018
Total Liabilities and Equity	$8,374	$9,845

The information as of July 3, 2015 was derived from the Company’s audited Consolidated Balance Sheet as of July 3, 2015.

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$2,595	$3,330	$8,506	$10,811
Cost of revenue	2,071	2,375	6,553	7,778
Product development	298	346	930	1,029
Marketing and administrative	150	219	491	654
Amortization of intangibles	29	33	94	95
Restructuring and other, net	20	14	95	24
Gain on arbitration award, net	—	—	—	(620)
Total operating expenses	2,568	2,987	8,163	8,960
Income from operations	27	343	343	1,851
Interest income	1	1	2	4
Interest expense	(47)	(48)	(142)	(152)
Other, net	28	8	18	118
Other (expense) income, net	(18)	(39)	(122)	(30)
Income before income taxes	9	304	221	1,821
Provision for income taxes	30	13	43	216
Net income (loss)	$(21)	$291	$178	$1,605
Net income (loss) per share:
Basic	$(0.07)	$0.90	$0.59	$4.92
Diluted	(0.07)	0.88	0.59	4.81
Number of shares used in per share calculations:
Basic	298	323	300	326
Diluted	298	330	303	334
Cash dividends declared per ordinary share	$0.63	$0.54	$1.80	$1.51

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income (loss)	$(21)	$291	$178	$1,605
Other comprehensive income (loss), net of tax:
Cash flow hedges
Change in net unrealized gain (loss) on cash flow hedges	(1)	(3)	(3)	(12)
Less: reclassification for amounts included in net income	—	7	2	9
Net change	(1)	4	(1)	(3)
Marketable securities
Change in net unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	—	—
Post-retirement plans
Change in unrealized gain (loss) on post-retirement plans	—	—	1	—
Less: reclassification for amounts included in net income	—	—	—	—
Net change	—	—	1	—
Foreign currency translation adjustments	5	(12)	2	(28)
Total other comprehensive income (loss), net of tax	4	(8)	2	(31)
Comprehensive income (loss)	$(17)	$283	$180	$1,574

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended
	April 1, 2016	April 3, 2015
OPERATING ACTIVITIES
Net income	$178	$1,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615	629
Share-based compensation	95	106
Impairment of long-lived assets	25	—
Deferred income taxes	1	(3)
Loss on sale of property and equipment	—	1
(Gain) loss on redemption and repurchase of debt	(3)	52
Other non-cash operating activities, net	13	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	531	(36)
Inventories	85	(61)
Accounts payable	(31)	149
Accrued employee compensation	(92)	(40)
Accrued expenses, income taxes and warranty	1	(9)
Vendor non-trade receivables	17	30
Other assets and liabilities	(24)	5
Net cash provided by operating activities	1,411	2,419
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements	(441)	(546)
Purchases of short-term investments	—	(5)
Sales of short-term investments	—	4
Maturities of short-term investments	—	19
Cash used in acquisition of business, net of cash acquired	(634)	(450)
Other investing activities, net	10	(90)
Net cash used in investing activities	(1,065)	(1,068)
FINANCING ACTIVITIES
Redemption and repurchase of debt	(22)	(536)
Net proceeds from issuance of long-term debt	—	498
Taxes paid related to net share settlement of equity awards	(55)	—
Repurchases of ordinary shares	(1,090)	(907)
Dividends to shareholders	(539)	(493)
Proceeds from issuance of ordinary shares under employee stock plans	78	91
Other financing activities, net	(4)	(12)
Net cash used in financing activities	(1,632)	(1,359)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(22)
(Decrease) in cash and cash equivalents	(1,286)	(30)
Cash and cash equivalents at the beginning of the period	2,479	2,634
Cash and cash equivalents at the end of the period	$1,193	$2,604

See Notes to Condensed Consolidated Financial Statements.

SEAGATE TECHNOLOGY PLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended April 1, 2016

(In millions)

(Unaudited)

	Number of Ordinary Shares	Par Value of Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at July 3, 2015	315	$—	$5,734	$(30)	$(2,686)	$3,018
Net income	—	—	—	—	178	178
Other comprehensive income	—	—	—	2	—	2
Issuance of ordinary shares under employee stock plans	7	—	78	—	—	78
Repurchases of ordinary shares	(23)	—	—	—	(1,090)	(1,090)
Tax withholding related to vesting of restricted stock units	(1)	—	—	—	(55)	(55)
Dividends to shareholders	—	—	—	—	(539)	(539)
Share-based compensation	—	—	95	—	—	95
Other	—	—	(4)	—	—	(4)
Balance at April 1, 2016	298	$—	$5,903	$(28)	$(4,192)	$1,683

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

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. The condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows and shareholders’ equity for the periods presented. Such adjustments are of a normal and recurring nature. Certain prior period amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

The results of operations for the three and nine months ended April 1, 2016, are not necessarily indicative of the results of operations to be expected for any subsequent interim period in the Company’s fiscal year ending July 1, 2016. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended April 1, 2016 consisted of 13 weeks and 39 weeks, respectively. The three and nine months ended April 3, 2015 consisted of 13 weeks and 40 weeks, respectively.  Fiscal year 2016 will be comprised of 52 weeks and will end on July 1, 2016. The fiscal quarters ended April 1, 2016, January 1, 2016, and April 3, 2015, are also referred to herein as the “March 2016 quarter”, the “December 2015 quarter”, and the “March 2015 quarter”, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, August 2015, and April 2016, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, respectively. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases.  The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  The Company is in the process of assessing the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (ASC Topic 718), Stock Compensation  — Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to simplify several areas of accounting for share based compensation arrangements, including the income tax consequences, classification on the consolidated statement of cash flows and treatment of forfeitures.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.  The Company is in the process of assessing the impact, if any, of this ASU on its consolidated financial statements.

2.              Balance Sheet Information

Investments

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of April 1, 2016:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$705	$—	$705
Certificates of deposit	5	—	5
Corporate bonds	6	—	6
	$716	$—	$716

Included in Cash and cash equivalents			$703
Included in Short-term investments			6
Included in Other current assets			7
Total			$716

As of April 1, 2016, the Company’s Other current assets included $7 million in restricted cash and investments held as collateral at banks for various performance obligations.

As of April 1, 2016, the Company had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of April 1, 2016.

The fair value and amortized cost of the Company’s investments classified as available-for-sale at April 1, 2016, by remaining contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Due in less than 1 year	$710	$710
Due in 1 to 5 years	6	6
Thereafter	—	—
Total	$716	$716

The following table summarizes, by major type, the fair value and amortized cost of the Company’s investments as of July 3, 2015:

(Dollars in millions)	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Available-for-sale securities:
Money market funds	$1,203	$—	$1,203
Certificates of deposit	867	—	867
Corporate bonds	6	—	6
Total	$2,076	$—	$2,076

Included in Cash and cash equivalents			$2,063
Included in Short-term investments			6
Included in Other current assets			7
Total			$2,076

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

Inventories

The following table provides details of the inventory balance sheet item:

(Dollars in millions)	April 1, 2016	July 3, 2015
Raw materials and components	$353	$352
Work-in-process	243	239
Finished goods	332	402
	$928	$993

Property, Equipment and Leasehold Improvements, net

The components of property, equipment and leasehold improvements, net, were as follows:

(Dollars in millions)	April 1, 2016	July 3, 2015
Property, equipment and leasehold improvements	$9,808	$9,630
Accumulated depreciation and amortization	(7,643)	(7,352)
	$2,165	$2,278

In the three and nine months ended April 1, 2016, the Company determined it would discontinue the use of certain manufacturing property and equipment in the short-term, and that certain other manufacturing property and equipment was permanently impaired, and as a result recognized a charge of $32 million from the write-off and accelerated depreciation of of these fixed assets. This amount was recorded in Cost of revenue in the Condensed Consolidated Statement of Operations. In the three and nine months ended April 3, 2015, the Company did not record any material impairment charges.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The components of AOCI, net of tax, were as follows:

(Dollars in millions)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Marketable Securities (a)	Unrealized Gains (Losses) on post- retirement plans	Foreign currency translation adjustments	Total
Balance at July 3, 2015	$1	$—	$(15)	$(16)	$(30)
Other comprehensive income (loss) before reclassifications	(3)	—	1	2	—
Amounts reclassified from AOCI	2	—	—	—	2
Other comprehensive income (loss)	(1)	—	1	2	2
Balance at April 1, 2016	$—	$—	$(14)	$(14)	$(28)

Balance at June 27, 2014	$(1)	$—	$(10)	$9	$(2)
Other comprehensive income (loss) before reclassifications	(12)	—	—	(28)	(40)
Amounts reclassified from AOCI	9	—	—	—	9
Other comprehensive income (loss)	(3)	—	—	(28)	(31)
Balance at April 3, 2015	$(4)	$—	$(10)	$(19)	$(33)

(a) The cost of a security sold or the amount reclassified out of AOCI into earnings was determined using specific identification.

3.              Debt

Short-Term Borrowings

The credit agreement entered into by the Company and its subsidiary Seagate HDD Cayman on January 18, 2011 and subsequently amended (the “Revolving Credit Facility”) provides the Company with a $700 million senior secured revolving credit facility. The term of the Revolving Credit Facility is through January 15, 2020, provided that if the Company does not have Investment Grade Ratings (as defined in the Revolving Credit Facility) on August 15, 2018, then the maturity date will be August 16, 2018 unless certain extension conditions have been satisfied. The loans made under the Revolving Credit Facility will bear interest at a rate of LIBOR plus a variable margin that will be determined based on the corporate credit rating of the Company. The Company and certain of its material subsidiaries fully and unconditionally guarantee the Revolving Credit Facility. The Revolving Credit Facility is available for cash borrowings, subject to compliance with certain covenants and other customary conditions to borrowing, and for the issuance of letters of credit up to a sub-limit of $75 million.

The Revolving Credit Facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio.  On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position.  We were in compliance with the modified covenants as of April 1, 2016 and expect to be in compliance for the next 12 months.

As of April 1, 2016, no borrowings had been drawn or letters of credit utilized under the Revolving Credit Facility.

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

$500 million Aggregate Principal Amount of 5.75% Senior Notes due December 2034 (the “2034 Notes”). The interest on the 2034 Notes is payable semi-annually on June 1 and December 1 of each year. The issuer under the 2034 Notes is Seagate HDD Cayman, and the obligations under the 2034 Notes are fully and unconditionally guaranteed, on a senior unsecured basis, by the Company. During the March 2016 quarter, the Company repurchased $10 million aggregate principal amount of its 2034 Notes for cash at a discount to their principal amount, plus accrued and unpaid interest. The Company recorded a gain on the repurchase of approximately $3 million, which is included in Other, net in the Company’s Condensed Consolidated Statement of Operations.

At April 1, 2016, future principal payments on long-term debt were as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$—
2017	—
2018	—
2019	800
2020	—
Thereafter	3,333
$4,133

4.              Income Taxes

The Company recorded an income tax provision of $30 million and $43 million in the three and nine months ended April 1, 2016, respectively. The income tax provision for the nine months ended April 1, 2016 included approximately $2 million of net discrete tax provision associated with prior year tax adjustments offset by the release of tax reserves due to the expiration of certain statutes of limitation.

The Company’s income tax provision recorded for the three and nine months ended April 1, 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets.

Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, the Company elected to adopt ASU 2015-17 on a prospective basis as of the second quarter, fiscal year 2016.  Prior periods were not retrospectively adjusted. As a result of this change in accounting principle, $120 million of the Company’s deferred tax assets were reclassified from current to non-current.

During the nine months ended April 1, 2016, the Company’s unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $79 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $79 million at April 1, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning April 2, 2016, the Company expects that its unrecognized tax benefits could be reduced by approximately $24 million primarily as a result of the expiration of certain statutes of limitation.

The Company is subject to taxation in many jurisdictions globally and is required to file U.S. federal, U.S. state and non-U.S. income tax returns. On April 4, 2016, the IRS approved the audit settlement reached in December 2015 regarding all disputed issues associated with the Company’s U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. This audit settlement did not have a material impact on the Company’s financial statements.  As a result of this settlement and the expiration of certain statutes of limitation, the Company is no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2012.

The Company recorded an income tax provision of $13 million and $216 million in the three and nine months ended April 3, 2015, respectively. The income tax provision for the nine months ended April 3, 2015 included approximately $181 million of net tax expense due to the final audit assessment received from the Jiangsu Province State Tax Bureau of the People’s Republic of China (China assessment) for calendar years 2007 through 2013.

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

The expenses related to the acquisition of Dot Hill in for the nine months ended April 1, 2016, which are included within Marketing and administrative expense on the Consolidated Statement of Operations, are not significant.

The amounts of revenue and earnings of Dot Hill included in the Company’s Consolidated Statement of Operations from the acquisition date were not significant.

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

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the weighted-average period over which intangible assets within each category will be amortized:

(Dollars in millions)	Fair Value	Weighted- Average Amortization Period
Existing technology	$84	3.5 years
Customer relationships	40	3.8 years
Trade names	17	4.5 years
Total acquired identifiable intangible assets	$141	3.7 years

The goodwill recognized is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities, and is not deductible for income tax purposes.

The Company incurred approximately $1 million of expenses related to the acquisition of LSI’s Flash Business during the nine months ended April 3, 2015, which were included within Marketing and administrative expense on the Company’s Condensed Consolidated Statement of Operations.

The amounts of revenue and earnings of LSI’s Flash Business included in the Company’s Consolidated Statement of Operations from the acquisition date through April 3, 2015 were not significant.

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

6.              Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended April 1, 2016, are as follows:

(Dollars in millions)	Amount
Balance at July 3, 2015	$874
Goodwill acquired (a)	364
Foreign currency translation effect	—
Balance at April 1, 2016	$1,238

(a) Amount represents goodwill recognized from the Dot Hill acquisition.

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

The carrying value of other intangible assets subject to amortization as of April 1, 2016, is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$311	$(75)	$236	4.3 years
Customer relationships	511	(306)	205	3.3 years
Trade names	29	(12)	17	2.8 years
Other intangible assets	28	(8)	20	3.4 years
Total amortizable other intangible assets	$879	$(401)	$478	3.8 years

The carrying value of in-process research and development not subject to amortization was $14 million as of April 1, 2016.

The carrying value of other intangible assets subject to amortization as of July 3, 2015 is set forth in the following table:

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Existing technology	$191	$(69)	$122	4.1 years
Customer relationships	487	(282)	205	2.4 years
Trade names	27	(7)	20	3.2 years
Other intangible assets	27	(4)	23	4.2 years
Total amortizable other intangible assets	$732	$(362)	$370	3.1 years

For the three and nine months ended April 1, 2016, amortization expense of other intangible assets was $44 million and $131 million, respectively. For the three and nine months ended April 3, 2015, amortization expense of other intangible assets was $40 million and $112 million.  As of April 1, 2016, expected amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

(Dollars in millions)	Amount
Remainder of 2016	$43
2017	166
2018	108
2019	68
2020	50
Thereafter	43
$478

7.   Restructuring and Exit Costs

For the three and nine months ended April 1, 2016, the Company recorded restructuring charges of approximately $20 million and $95 million, respectively, comprised primarily of charges related to employee termination costs and facility exit costs associated with restructuring of our work force during the fiscal year.  The Company’s significant restructuring plans are described below.  All restructuring charges are reported in Restructuring and other, net on the Condensed Consolidated Statements of Operations.

September 2015 Plan -  On September 4, 2015, the Company committed to a restructuring plan (the “September 2015 Plan”) intended to realign its cost structure with the current macroeconomic business environment. The September 2015 Plan included reducing worldwide headcount by approximately 1,000 employees. The September 2015 Plan was largely completed by the fiscal quarter ended January 1, 2016. For the nine months ended April 1, 2016, the Company recorded total restructuring charges of approximately $65 million related to the September 2015 Plan, comprised of approximately $57 million for employee termination costs and $8 million facility exit costs, respectively.  The Company did not record any material restructuring charges related to the September 2015 Plan in the three months ended April 1, 2016.  For the three and nine months ended April 1, 2016, the Company made cash payments of $7 million and $53 million, respectively, comprised primarily of employee termination costs related to the September 2015 Plan.

February 2016 Plan -  On February 15, 2016, the Company committed to a restructuring plan (the “February 2016 Plan”) intended to align our manufacturing footprint with current macroeconomic conditions. The February 2016 Plan included reducing worldwide headcount by approximately 2,000 employees. The February 2016 Plan was largely completed by the fiscal quarter ended April 1, 2016. For the three and nine months ended April 1, 2016, the Company recorded total restructuring charges of approximately $15 million related to the February 2016 Plan, comprised of approximately $14 million for employee termination costs and $1 million facility exit costs, respectively. For the three and nine months ended April 1, 2016, the Company made cash payments of $14 million, comprised primarily of employee termination costs related to the February 2016 Plan.

Other Restructuring and Exit Costs -  For the three and nine months ended April 1, 2016, the Company recorded restructuring charges of approximately $5 million and $15 million, respectively, and made cash payments of $8 million and $26 million, respectively, related to other restructuring plans.

8.   Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate, interest rate, and to a lesser extent, equity price risks relating to its ongoing business operations.  The Company enters into foreign currency forward exchange contracts in order to manage the foreign currency exchange rate risk on forecasted expenses denominated in foreign currencies and to mitigate the remeasurement risk of certain foreign currency denominated liabilities. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments.  The Company records all derivatives in the Condensed Consolidated Balance Sheets at fair value.  The changes in the fair value of the effective portions of designated cash flow hedges are recorded in Accumulated other comprehensive loss until the hedged item is recognized in earnings.  Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The amounts of net unrealized gain or loss on cash flow hedges were immaterial as of April 1, 2016 and July 3, 2015.

The Company de-designates its cash flow hedges when the forecasted hedged transactions are realized or it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in Accumulated other comprehensive income (loss) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivative instruments are immediately reflected in earnings. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended April 1, 2016. As of April 1, 2016, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in Accumulated other comprehensive loss expected to be recognized into earnings over the next 12 months is immaterial.

The following tables show the total notional value of the Company’s outstanding foreign currency forward exchange contracts as of April 1, 2016 and July 3, 2015:

	As of April 1, 2016
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$20	$7
	$20	$7

	As of July 3, 2015
(Dollars in millions)	Contracts Designated as Hedges	Contracts Not Designated as Hedges
British Pound Sterling	$35	$—
Singapore dollars	23	42
Thai Baht	18	48
Malaysian Ringgit	12	15
Chinese Renminbi	5	16
Euro	—	13
	$93	$134

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its Non-qualified Deferred Compensation Plan—the Seagate Deferred Compensation Plan (the “SDCP”). In fiscal year 2014, the Company entered into a Total Return Swap (“TRS”) in order to manage the equity market risks associated with the SDCP liabilities. The Company pays a floating rate, based on LIBOR plus an interest rate spread, on the notional amount of the TRS. The TRS is designed to substantially offset changes in the SDCP liability due to changes in the value of the investment options made by employees. As of April 1, 2016, the notional investments underlying the TRS amounted to $94 million. The contract term of the TRS was through January 2016, and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company renewed the contract term through January 2017 under materially the same terms. The Company did not designate the TRS as a hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of the SDCP liabilities.

The following tables show the Company’s derivative instruments measured at fair value as reflected in the Condensed Consolidated Balance Sheet as of April 1, 2016 and July 3, 2015:

	As of April 1, 2016
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	—
Total return swap	Other current assets	—	Accrued expenses	—
Total derivatives		$—		$(1)

	As of July 3, 2015
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2	Accrued expenses	$(1)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	—	Accrued expenses	(3)
Total return swap	Other current assets	1	Accrued expenses	—
Total derivatives		$3		$(4)

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (Loss) and the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2016:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(1)	$(3)	Cost of revenue	$—	$(2)	Cost of revenue	$—	$—

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivative	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$—	$(4)
Total return swap	Operating expenses	1	(3)

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $0 related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 1, 2016, respectively.

The following tables show the effect of the Company’s derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (Loss) and the Condensed Consolidated Statement of Operations for the three and nine months April 3, 2015:

(Dollars in millions)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives Designated as Hedging Instruments	For the Three Months	For the Nine Months	Income (Effective Portion)	For the Three Months	For the Nine Months	from Effectiveness Testing)	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	$(3)	$(13)	Cost of revenue	$(7)	$(9)	Cost of revenue	$1	$1

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in Income on Derivatives	For the Three Months	For the Nine Months
Foreign currency forward exchange contracts	Other, net	$1	$(4)
Total return swap	Operating expenses	2	2

(a)   The amount of gain or (loss) recognized in income represents $0 related to the ineffective portion of the hedging relationships and $1 million related to the amount excluded from the assessment of hedge effectiveness for the three and nine months April 3, 2015, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities, by financial instrument type and balance sheet line item that are measured at fair value on a recurring basis, excluding accrued interest components, as of April 1, 2016:

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Money market funds	$703	$—	$—	$703
Certificates of deposit	—	—	—	—
Corporate bonds	—	6	—	6
Total cash equivalents and short-term investments	703	6	—	709
Restricted cash and investments:
Money market funds	2	—	—	2
Certificates of deposit	—	5	—	5
Total assets	$705	$11	$—	$716
Liabilities:
Derivative liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(Dollars in millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets:
Cash and cash equivalents	$703	$—	$—	$703
Short-term investments	—	6	—	6
Other current assets	2	5	—	7
Total assets	$705	$11	$—	$716
Liabilities:
Accrued expenses	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

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

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs.  The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include:  agency bonds, corporate bonds, commercial paper, municipal bonds, U.S. Treasuries and certificates of deposits. These debt investments are priced using observable inputs and valuation models which vary by asset class.  The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents and short-term investments.  For the cash equivalents and short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.  The Company corroborates the prices obtained from the pricing service against other independent sources and, as of April 1, 2016, has not found it necessary to make any adjustments to the prices obtained.  The Company’s derivative financial instruments are also classified within Level 2.  The Company’s derivative financial instruments consist of foreign currency forward exchange contracts and the TRS.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date.

As of April 1, 2016 and July 3, 2015, the Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Items Measured at Fair Value on a Non-Recurring Basis

The Company enters into certain strategic investments for the achievement of business and strategic objectives. Strategic investments in equity securities where the Company does not have the ability to exercise significant influence over the investees are recorded at cost and are included in Other assets, net in the Condensed Consolidated Balance Sheets, and are periodically analyzed to determine whether or not there are indicators of impairment. The carrying value of the Company’s strategic investments at April 1, 2016 and July 3, 2015 totaled $112 million and $120 million, respectively, and consisted primarily of privately held equity securities without a readily determinable fair value.

In the three and nine months ended April 1, 2016, the Company determined that certain equity investments accounted for under the cost method were other-than-temporarily impaired, and recognized a charge of $2 million and $12 million, respectively, in order to write down the carrying amount of the investments to zero.  Since there was no active market for the equity securities of the investee, the Company estimated fair value of the investee by analyzing the underlying cash flows and future prospects of the investee. These amounts were recorded in Other, net in the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2016. The Company did not record any material impairment charges in the three and nine months ended April 3, 2015.

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

	April 1, 2016		July 3, 2015
(Dollars in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.75% Senior Notes due November 2018	$800	$804	$800	$828
7.00% Senior Notes due November 2021	158	164	158	170
4.75% Senior Notes due June 2023	990	826	1,000	1,016
4.75% Senior Notes due January 2025	995	787	1,000	995
4.875% Senior Notes due June 2027	698	518	698	675
5.75% Senior Notes due December 2034	489	356	499	491
Long-term debt	$4,130	$3,455	$4,155	$4,175
Less short-term borrowings and current portion of long-term debt	—	—	—	—
Long-term debt, less current portion	$4,130	$3,455	$4,155	$4,175

10.       Equity

Share Capital

The Company’s authorized share capital is $13,500 and consists of 1,250,000,000 ordinary shares, par value $0.00001, of which 298,459,787 shares were outstanding as of April 1, 2016, and 100,000,000 preferred shares, par value $0.00001, of which none were issued or outstanding as of April 1, 2016.

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

All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

As of April 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limit.

The following table sets forth information with respect to repurchases of the Company’s shares during the nine months ended April 1, 2016:

(In millions)	Number of Shares Repurchased	Dollar Value of Shares Repurchased
Repurchases of Ordinary Shares	23	$1,090
Tax Withholding Related to Vesting of Equity Awards	1	55
Total	24	$1,145

11.       Compensation

The Company recorded approximately $30 million and $95 million of stock-based compensation expense during the three and nine months ended April 1, 2016, respectively. The Company recorded approximately $33 million and $106 million of stock-based compensation expense during the three and nine months ended April 3, 2015, respectively.

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

Product Warranty

The Company estimates probable product warranty costs at the time revenue is recognized. The Company generally warrants its products for a period of 1 to 5  years. The Company uses estimated repair or replacement costs and uses statistical modeling to estimate product return rates in order to determine its warranty obligation. Changes in the Company’s product warranty liability during the three and nine months ended April 1, 2016 and April 3, 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Balance, beginning of period	$223	$282	$248	$273
Warranties issued	30	36	96	116
Repairs and replacements	(37)	(45)	(118)	(145)
Changes in liability for pre-existing warranties, including expirations	(11)	—	(23)	21
Warranty liability assumed from business acquisitions	—	—	2	8
Balance, end of period	$205	$273	$205	$273

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Numerator:
Net income (loss)	$(21)	$291	$178	$1,605
Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	298	323	300	326
Weighted-average effect of dilutive securities:
Employee equity award plans	—	7	3	8
Total shares for purpose of calculating diluted net income (loss) per share	298	330	303	334
Net income (loss) per share:
Basic	$(0.07)	$0.90	$0.59	$4.92
Diluted	(0.07)	0.88	0.59	4.81

The anti-dilutive shares related to employee equity award plans that were excluded from the computation of diluted net income (loss) were 4 million and 2 million for the three and nine months ended April 1, 2016, respectively, and immaterial for the three and nine months ended April 3, 2015.

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

On August 16, 2011, the district court granted in part and denied in part the Company’s motion for summary judgment. On July 1, 2013, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment rulings that Seagate did not misappropriate any of the alleged trade secrets and that the asserted claims of the ‘635 patent are invalid; 2) reversed and vacated the district court’s summary judgment of non-infringement with respect to the ‘473 patent; and 3) remanded the case for further proceedings on the ‘473 patent. On July 11, 2014, the district court granted the Company’s summary judgment motion regarding Convolve’s only remaining cause of action, which alleged infringement of the ‘473 patent. The district court entered judgment in favor of the Company on July 14, 2014. Convolve filed a notice of appeal on August 13, 2014. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit: 1) affirmed the district court’s summary judgment of no direct infringement by Seagate because Seagate’s ATA/SCSI disk drives do not meet the “user interface” limitation of the asserted claims of the ‘473 patent; 2) affirmed the district court’s summary judgment of non-infringement by Compaq’s products as to claims 1, 3, and 5 of the ‘473 patent because Compaq’s F10 BIOS interface does not meet the “commands” limitation of those claims; 3) vacated the district court’s summary judgment of non-infringement by Compaq’s accused products as to claims 7-15 of the ‘473 patent; 4) reversed the district court’s summary judgment of non-infringement based on intervening rights; and 5) remanded the case to the district court for further proceedings on the ‘473 patent. In view of the rulings made by the district court and the Court of Appeals and the uncertainty regarding the amount of damages, if any, that could be awarded Convolve in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Alexander Shukh v. Seagate Technology - On February 12, 2010, Alexander Shukh filed a complaint against the Company in the U.S. District Court for the District of Minnesota, alleging, among other things, employment discrimination based on his Belarusian national origin and wrongful failure to name him as an inventor on several patents and patent applications. Mr. Shukh’s employment was terminated as part of a company-wide reduction in force in fiscal year 2009. He seeks damages in excess of $75 million. On March 31, 2014, the district court granted Seagate’s summary judgment motion and entered judgment in favor of Seagate. Mr. Shukh filed a notice of appeal on April 7, 2014. On October 2, 2015, the court of appeals vacated and remanded the district court’s grant of summary judgment on Mr. Shukh’s claim for correction of inventorship and affirmed the district court’s grant of summary judgment as to all other claims. On October 29, 2015, Mr. Shukh filed a petition for rehearing en banc with the court of appeals; the petition was denied on December 17, 2015. On March 16, 2016, Shukh filed a petition for writ of certiorari to the U.S. Supreme Court. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

LEAP Co., Ltd. v. Seagate Singapore International Headquarters Pte. Ltd. and Nippon Seagate Inc. - On July 4, 2012, LEAP Co., Ltd. filed a lawsuit in the Tokyo District Court of Japan against Seagate Singapore International Headquarters Pte. Ltd., Nippon Seagate Inc. and Buffalo Inc. alleging wrongful termination of purchase agreements and other claims, and seeking approximately $38 million in damages. On March 16, 2016, the Company and LEAP reached a settlement.  As a result of the settlement, this litigation between the Company and LEAP has ended.  There is no damage or loss to the Company related to this matter.

Enova Technology Corporation v. Seagate Technology (US) Holdings, Inc., et al.-On June 5, 2013, Enova Technology Corporation (“Enova”) filed a complaint against Seagate Technology (US) Holdings, Inc. and Seagate Technology LLC in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,995, “Cryptographic Device,” and U.S. Patent No. 7,900,057, “Cryptographic Serial ATA Apparatus and Method.” The complaint seeks unspecified compensatory damages, enhanced damages, injunctive relief, attorneys’ fees, and other relief. On April 27, 2015, the district court ordered a stay of the case, in view of proceedings regarding the ‘995 and ‘057 Patents before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The Company believes the claims are without merit and intends to vigorously defend this case. On September 2, 2015, PTAB issued its final written decision that claims 1-15 of the ‘995 Patent are held unpatentable. On December 18, 2015, PTAB issued its final written decisions that claims 1-32 and 40-53 of the ‘057 Patent are held unpatentable. On February 4, 2016, PTAB issued its final written decision that claims 33-39 of the ‘057 Patent are held unpatentable. Enova has appealed PTAB’s decisions on the ‘995 Patent and the 057 Patent to the U.S. Court of Appeals for the Federal Circuit. A hearing before the court of appeals has not yet been scheduled. In view of the uncertainty regarding the amount of damages, if any, that could be awarded in this matter, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to this matter.

Seagate Technology LLC v. Western Digital Corp.  On October 8, 2014, the Minnesota Supreme Court ruled that the arbitration award in favor of the Company in its case against Western Digital for the misappropriation of the Company’s trade secrets should be confirmed. In the arbitration award, issued on January 23, 2012, the arbitrator determined that Western Digital and its former employee had misappropriated the Company’s trade secrets. The arbitrator awarded the Company $525 million in compensatory damages and, after adding interest, issued a final award of $630 million. Interest on the final award has been accruing at 10%. On October 14, 2014, the Company received a partial payment from Western Digital in the amount of $773 million. During the quarter ended January 2, 2015, the amount of the final award, less litigation and other related costs, was recorded by the Company in Gain on arbitration award, net, and the remaining amount received was recorded in Other, net. On April 7, 2015, the Hennepin County District Court of Minnesota (“district court”) denied Seagate’s motion for entry of judgment for an amount of additional interest owing on the arbitration award.  On January 25, 2016, the Minnesota Court of Appeals reversed and remanded the district court’s order regarding the unpaid interest. On January 27, 2016, the Company received a further payment from Western Digital in the amount of $33 million, which was the remaining balance of interest owed on the final award. This amount was recorded in Other, net in the Condensed Consolidated Statement of Operations for the three and nine months ended April 1, 2016. On January 29, 2016, the parties filed a stipulation of dismissal with the district court, ending the litigation.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition, changes in financial condition, and results of operations for our fiscal quarters ended April 1, 2016, January 1, 2016 and  April 3, 2015, referred to herein as the “March 2016 quarter,” the “December 2015 quarter,” and the “March 2015 quarter,” respectively. We operate and report financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The March 2016, December 2015, and March 2015 quarters were 13 weeks.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “Seagate,” the “Company” and “our” refer to Seagate Technology plc, an Irish public limited company, and its subsidiaries. References to “$” are to United States dollars.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects, and estimates of industry growth for the fiscal quarter and year ending July 1, 2016 and beyond. These statements identify prospective information and may include words such as “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. These forward-looking statements are conditioned upon and also involve a number of known and unknown risks, uncertainties and other factors that could cause actual results, performance or events to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control and may pose a risk to our operating and financial condition. Such risks and uncertainties include, but are not limited to: uncertainty in global economic conditions; the impact of variable demand and the adverse pricing environment for disk drives, particularly in view of current business and economic conditions; our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly the new disk drive products; the impact of competitive product announcements; currency fluctuations that may impact our margins and international sales; possible excess industry supply with respect to particular disk drive products and disruptions to our supply chain or production capabilities; unexpected advances in competing technologies; the development and introduction of products based on new technologies and expansion into new data storage markets; our ability to comply with certain covenants in our credit facilities with respect to financial ratios and financial condition tests; cyber-attacks or other data breaches that disrupt our operations or results in the dissemination of proprietary or confidential information; and our ability to achieve projected cost savings in connection with restructuring plans and fluctuations in interest rates. We also encourage you to read our Annual Report on Form 10-K for the fiscal year ended July 3, 2015, which contains information concerning risks, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements herein. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•                  Our Company. Overview of our business.

•                  Overview of the March 2016 quarter. Highlights of events in the March 2016 quarter that impacted our financial position.

•                  Results of Operations. An analysis of our financial results comparing the March 2016 quarter to the December 2015 quarter and the March 2015 quarter and the nine months ended March 2016 to the nine months ended March 2015.

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

Overview of the March 2016 Quarter

During the quarter ended March 2016, the industry experienced accelerated declines in drive unit shipments primarily as demand decreased for mission critical and client compute hard drives. During the March 2016 quarter, we shipped 39 million drive units totaling 56 exabytes of storage capacity, generating revenue of approximately $2.6 billion and gross margin of 20%. Our operating cash flow was $205 million. We paid $188 million for dividends to shareholders.

Results of Operations

We list in the tables below summarized information from our Condensed Consolidated Statements of Operations by dollars and as a percentage of revenue:

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	$2,595	$2,986	$3,330	$8,506	$10,811
Cost of revenue	2,071	2,245	2,375	6,553	7,778
Gross margin	524	741	955	1,953	3,033
Product development	298	304	346	930	1,029
Marketing and administrative	150	160	219	491	654
Amortization of intangibles	29	31	33	94	95
Restructuring and other, net	20	17	14	95	24
Gain on litigation settlement, net	—	—	—	—	(620)
Income from operations	27	229	343	343	1,851
Other income (expense), net	(18)	(49)	(39)	(122)	(30)
Income before income taxes	9	180	304	221	1,821
Provision for income taxes	30	15	13	43	216
Net income (loss)	$(21)	$165	$291	$178	$1,605

	For the Three Months Ended			For the Nine Months Ended
	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue	100%	100%	100%	100%	100%
Cost of revenue	80	75	71	77	72
Gross margin	20	25	29	23	28
Product development	11	10	10	11	10
Marketing and administrative	6	5	7	6	6
Amortization of intangibles	1	1	1	1	1
Restructuring and other, net	1	1	—	1	—
Gain on litigation settlement, net	—	—	—	—	(6)
Income from operations	1	8	11	4	17
Other (expense) income, net	(1)	(2)	(1)	(1)	—
Income before income taxes	—	6	10	3	17
Provision for income taxes	1	1	—	1	2
Net income (loss)	(1)%	6%	10%	2%	15%

Revenue

The following table summarizes information regarding average drive selling prices (“ASPs”), drive volume unit shipments, exabytes shipped, and revenues by channel and geography:

	For the Three Months Ended			For the Nine Months Ended
(In millions, except percentages, exabytes and ASPs)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Unit Shipments:
Enterprise	8	8	9	23	27
Client Compute	21	25	31	76	106
Client Non-Compute	10	13	10	33	34
Total Units Shipped	39	46	50	132	167
ASPs (per unit)	$60	$59	$62	$59	$61
Exabytes Shipped	56	61	55	171	176
Revenues by Channel (%)
OEMs	69%	69%	70%	69%	70%
Distributors	16%	16%	18%	17%	18%
Retailers	15%	15%	12%	14%	12%
Revenues by Geography (%)
Americas	30%	26%	29%	28%	27%
EMEA	17%	19%	16%	18%	17%
Asia Pacific	53%	55%	55%	54%	56%

Revenue in the March 2016 quarter decreased by $0.4 billion from the December 2015 quarter as a result of a decrease in shipments by 7 million units due to lower demand and seasonality declines.

Revenue in the March 2016 quarter and the nine months then ended decreased by $0.7 billion and $2.3 billion, respectively, as compared to the March 2015 quarter and the nine months then ended due to a decrease in unit shipments and price erosion, partially offset by improved product mix and the consolidation of Dot Hill. The decrease in unit shipments of 11 million and 35 million units as compared to the three and nine months ended March 2015, respectively, was primarily the result of decreased demand in the client compute market and reduced demand for mission critical HDD enterprise products in the December 2015 quarter.

We maintain various sales programs such as channel rebates and price masking. Price masking rebates are primarily a function of OEM enterprise revenue and contributed to a higher proportion of the sales programs as a percentage of revenue in the March 2016 quarter. Sales programs were approximately 14%, 14% and 11% of gross drive revenue for the March 2016 quarter, December 2015 quarter and March 2015 quarter, respectively. Adjustments to revenues due to under or over accruals for sales programs related to revenues reported in prior quarterly periods were less than 1.0% of quarterly gross revenue in the March 2016 quarter.

Cost of Revenue and Gross Margin

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Cost of revenue	$2,071	$2,245	$2,375	$6,553	$7,778
Gross margin	524	741	955	1,953	3,033
Gross margin percentage	20%	25%	29%	23%	28%

Gross margin as a percentage of revenue for the March 2016 quarter decreased by 460 basis points compared to the December 2015 quarter. This decrease was primarily due to approximately 100 basis points of change in gross margin from reduced demand in legacy hard drives and new adjacencies and focused inventory reductions resulting in underutilization of certain factories, 80 basis points decrease associated with costs from certain terminated contracts and write down of inventory, and 100 basis points decrease from the write off of certain fixed assets. Price erosion was offset by improved product mix.

Compared to the March 2015 quarter, gross margin in the March 2016 quarter decreased by 850 basis points. This decrease was due to approximately 230 basis points of change in gross margin from reduced demand in legacy hard drives and new adjacencies resulting in underutilization of certain factories, 80 basis points decrease associated with costs from certain terminated contracts and write down of inventory, 100 basis points decrease associated with the write off of certain fixed assets, with the remainder primarily due to price erosion that was partially offset by improved product mix and cost savings due to work force reductions.

Compared to the nine months ended in the March 2015 quarter, gross margin in the nine month ended in the March 2016 quarter decreased by 510 basis points. This decrease was due to approximately 110 basis points of change in gross margin from reduced demand in legacy hard drives and new adjacencies resulting in underutilization of certain factories, with the remainder primarily due to price erosion that was partially offset by cost savings due to work force reductions and improved product mix.

In the March 2016 quarter, total warranty cost was 0.7% of revenue and included favorable changes in estimates of prior warranty accruals of approximately 0.4% of revenue primarily due to improvements in return rates on newer generation products. Warranty cost related to new unit shipments was 1.1% of revenue for each of the March 2016, December 2015 and March 2015 quarters, respectively.

Operating Expenses

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Product development	$298	$304	$346	$930	$1,029
Marketing and administrative	150	160	219	491	654
Amortization of intangibles	29	31	33	94	95
Restructuring and other, net	20	17	14	95	24
Gain on litigation settlement, net	—	—	—	—	(620)
Operating expenses	$497	$512	$612	$1,610	$1,182

Product development expense.  Product development expense for the March 2016 quarter decreased by $6 million from the December 2015 quarter due to increased operational efficiencies in our business and a decrease in variable compensation, partially offset by an increased use of vacation in the December 2015 quarter. Compared to the March 2015 quarter, product development expense decreased by $48 million due to a decrease in salaries and other employee benefits of $20 million as a result of a restructuring of our work force in the September 2015 quarter, an $11 million decrease in variable compensation, and other cost reduction efforts, partially offset by the consolidation of Dot Hill in the December 2015 quarter.

Product development expense for the nine months ended March 2016 decreased by $99 million as compared to the corresponding period in the prior year due to a decrease in salaries and other employee benefits of  $46 million as a result of a restructuring of our work force in the September 2015 quarter, a $41 million decrease in variable compensation, and other cost reduction efforts, partially offset by the consolidation of Dot Hill in the December 2015 quarter.

Marketing and administrative expense. Marketing and administrative expense for the March 2016 quarter decreased by $10 million from the December 2015 quarter due to a $9 million reduction in advertising from the completion of certain promotional and branding activities in the December 2015 quarter and a decrease in variable compensation. Compared to the March 2015 quarter, marketing and administrative expense decreased by $69 million due to a decrease in salaries and other employee benefits of $24 million as a result of a restructuring of our work force in the September 2015 quarter, a $17 million reduction in advertising from the completion of certain promotional and branding activities in the December 2015 quarter, and a decrease in variable compensation, partially offset by the consolidation of Dot Hill in the December 2015 quarter.

Marketing and administrative expense for the nine months ended March 2016 decreased by $163 million as compared to the corresponding period in the prior year due to a decrease in salaries and other employee benefits of $60 million as a result of a restructuring of our work force in the September 2015 quarter, a $43  million decrease in variable compensation and stock based compensation, a $21 million reduction in advertising from the completion of certain promotional and branding activities in the December 2015 quarter, and increased operational efficiencies in our business.

Amortization of intangibles. Amortization of intangibles for the March 2016 quarter decreased from the December 2015 quarter and March 2015 quarter by $2 million and $4 million, respectively, due to certain intangible assets reaching the end of their useful life, partially offset by the intangibles acquired in the acquisition of Dot Hill.

Amortization of intangibles for the nine months ended March  2016 decreased by $1 million as compared to the corresponding period in the prior year as a result certain intangible assets reaching the end of their useful life, partially offset by the amortization of intangibles acquired with LSI Corporation’s Accelerated Solutions Division and Flash Components Division in September of 2014 and Dot Hill in the December 2015 quarter.

Restructuring and other, net. Restructuring and other, net for the March 2016 quarter was comprised primarily of a restructuring charge recorded during the March 2016 quarter to reduce our work force by approximately 2,000 employees to align our manufacturing footprint with current macroeconomic conditions. The December 2015 quarter and the March 2015 quarter was comprised primarily of charges related to employee termination costs and facility exit costs associated with restructuring of our work force.

Restructuring and other, net for the nine months ended March  2016 was comprised primarily of restructuring charges recorded during the September 2015 quarter and the March 2016 quarter to reduce our work force. Restructuring and other, net for the nine months ended March 2015 was due to charges to reduce our work force as a result of our ongoing focus on cost efficiencies in all areas of our business.

Gain on arbitration award, net. Gain on arbitration award, net for the nine months then ended March 2015 was related to the final award amount of $630 million, less litigation and other related costs of $10 million, in the Company’s case against Western Digital for the misappropriation of the Company’s trade secrets.

Other (expense) income, net

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Other (expense) income, net	$(18)	$(49)	$(39)	$(122)	$(30)

Other (expense) income, net decreased by $31 million from the December 2015 quarter primarily due to the $33 million final payment of unpaid interest on the final arbitration award amount in the Company’s case against Western Digital. Compared to the March 2015 quarter, other (expense) income, net decreased by $21 million due to the $33 million final payment of unpaid interest from Western Digital, partially offset by a $16 million change in foreign currency remeasurement related to changes in foreign exchange rates.

Other (expense) income, net for the nine months ended March 2016 increased $92 million as compared to the corresponding period in the prior year due to the partial payment of $143 million for interest accrued on the final arbitration award amount in the Company’s case against Western Digital in the December 2014 quarter compared to $33 million in the March 2016 quarter, and a $35 million change in foreign currency remeasurement related to net gains and losses from changes in foreign exchange rates, which were more pronounced in the prior year, partially offset by a $52 million increase in losses from the early redemption and repurchases of debt in the nine months ended March 2015.

Income taxes

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	April 1, 2016	January 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Provision for income taxes	$30	$15	$13	$43	$216

Our effective tax rate for the March 2016 quarter and for the first nine months of fiscal year 2016 is higher than normal due to a drop in earnings for the year. Our lower earnings resulted in greater tax expense related to the first nine months of fiscal year 2016 being recorded in the March 2016 quarter.  Our 2016 income tax provision included approximately $2 million of net discrete tax provision associated with prior year tax adjustments offset by the release of tax reserves due to the expiration of certain statutes of limitation.

Our income tax provision recorded for the March 2016 quarter and for the first nine months of fiscal year 2016 differed from the provision from income taxes that would be derived by applying the Irish statutory rate of 25% to income before income taxes, primarily due to the net effect of (i) tax benefits related to non-U.S. earnings generated in jurisdictions that are subject to tax holidays or tax incentive programs and are considered indefinitely reinvested outside of Ireland and (ii) a decrease in valuation allowance for certain U.S. deferred tax assets. The acquisition of Dot Hill Systems Corporation is not expected to have a material impact on our effective tax rate in fiscal year 2016

Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, we elected to adopt ASU 2015-17 on a prospective basis as of the second quarter, fiscal year 2016. Prior periods were not retrospectively adjusted. As a result of this change in accounting principle, $120 million of our deferred tax assets were reclassified from current to non-current.

During the nine months ended April 1, 2016, our unrecognized tax benefits excluding interest and penalties decreased by approximately $4 million to $79 million. The unrecognized tax benefits that, if recognized, would impact the effective tax rate was $79 million at April 1, 2016, subject to certain future valuation allowance reversals. During the 12 months beginning January 2, 2016, we expect that our unrecognized tax benefits could be reduced by approximately $24 million primarily as a result of the expiration of certain statutes of limitation.

We are subject to taxation in many jurisdictions globally and we are required to file U.S. federal, U.S. state and non-U.S. income tax returns. On April 4, 2016, the IRS approved the audit settlement reached in December 2015 regarding all disputed issues associated with our U.S. federal income tax returns for fiscal years 2008, 2009 and 2010. This audit settlement did not have a material impact on our financial statements. As a result of this settlement and the expiration of certain statutes of limitation, we are no longer subject to tax examination of U.S. federal income tax returns for years prior to fiscal year 2012.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash and our liquidity and capital resources. Our cash and cash equivalents are maintained in investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of money market funds, certificates of deposits, and other interest-bearing bank deposits. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We believe our cash equivalents and short-term investments are liquid and accessible. We operate in some countries that have restrictive regulations over the movement of cash and/or foreign exchange across their borders. However, these restrictions have not impeded our ability to conduct our business, nor do we expect them to in the next 12 months. We are not aware of any downgrades, losses or other significant deterioration in the fair value of our cash equivalents or short-term investments and we do not believe the fair value of our short-term investments has significantly changed from the values reported as of April 1, 2016.

Cash and Cash Equivalents and Short-term Investments

(Dollars in millions)	April 1, 2016	July 3, 2015	Change
Cash and cash equivalents	$1,193	$2,479	$(1,286)
Short-term investments	6	6	—
Total	$1,199	$2,485	$(1,286)

Our cash and cash equivalents and short-term investments decreased from July 3, 2015 as a result of net cash outflows for the acquisition of Dot Hill, repurchase of our ordinary shares, dividends paid to our shareholders, and capital expenditures. These cash outflows were partially offset by our net cash provided by operating activities.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended April 1, 2016 of $1,411 million includes the effects of net income adjusted for non-cash items including depreciation, amortization, share-based compensation, and:

•                  a decrease of $531 million in accounts receivable, primarily due to the decrease in revenue

Cash Used in Investing Activities

Cash used for investing activities for the nine months ended April 1, 2016 was $1,065 million and primarily attributable to the following activities:

•      $634 million paid for the acquisition of Dot Hill, net of cash acquired; and

•      $441 million used to acquire property, equipment and leasehold improvements

Cash Used in Financing Activities

Cash used in financing activities of $1,632 million for the nine months ended April 1, 2016 was primarily attributable to the following activities:

•                  $1,090 million paid to repurchase ordinary shares; and

•                  $539 million in dividend payments to shareholders.

Liquidity Sources, Cash Requirements and Commitments

Our primary sources of liquidity as of April 1, 2016 consisted of: (1) approximately $1.2 billion in cash, cash equivalents, and short-term investments, (2) cash we expect to generate from operations and (3) a $700 million senior revolving credit facility.

The line of credit is available for borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.  As of April 1, 2016, no borrowings had been drawn under the revolving credit facility or had been utilized for letters of credit issued under this credit facility.

The credit agreement that governs our revolving credit facility, as amended, includes three financial covenants: (1) minimum cash, cash equivalents and marketable securities; (2) a fixed charge coverage ratio; and (3) a net leverage ratio.  On April 28, 2016, the Revolving Credit Agreement was amended in order to increase the allowable net leverage ratio to adjust for our current financial liquidity position.  We were in compliance with the modified covenants as of April 1, 2016 and expect to be in compliance for the next 12 months.

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

The Company’s Board of Directors declared a quarterly cash dividend of $0.63 per share on April 29, 2016, which is payable on May 24, 2016 to shareholders of record at the close of business on May 10, 2016.

From time to time we may repurchase any of our outstanding ordinary shares through private, open market, or broker assisted purchases. As of April 1, 2016, $1.8 billion remained available for repurchase under our existing repurchase authorization limit.  All repurchases are effected as redemptions in accordance with the Company’s Articles of Association.

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 1, 2016, we had no material available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months. We determined no available-for-sale securities were other-than-temporarily impaired as of April 1, 2016.  We currently do not use derivative financial instruments in our investment portfolio.

We have fixed rate debt obligations. We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of April 1, 2016.

Fiscal Years Ended

(Dollars in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at April 1, 2016
Assets
Cash equivalents:
Fixed rate	$703	$—	$—	$—	$—	$7	$710	$710
Average interest rate	0.33%					0.42%	0.33%
Short-term investments:
Fixed rate	$—	$5	$—	$—	$—	$1	$6	$6
Average interest rate		9.98%				3.52%	8.85%
Total fixed income	$703	$5	$—	$—	$—	$8	$716	$716
Average interest rate	0.33%	9.98%				0.84%	0.40%
Debt
Fixed rate	$—	$—	$—	$800	$—	$3,333	$4,133	$3,455
Average interest rate				3.75%		5.03%	4.78%

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

We evaluate hedging effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments in Cost of revenue on the Condensed Consolidated Statements of Operations. We did not have any material net gains (losses) recognized in Cost of revenue for cash flow hedges due to hedge ineffectiveness or discontinued cash flow hedges during the three months ended April 1, 2016.

The table below provides information as of April 1, 2016 about our foreign currency forward exchange contracts. The table is provided in U.S. dollar equivalent amounts and presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

(Dollars in millions, except average contract rate)	Notional Amount	Average Contract Exchange Rate	Estimated Fair Value (1)
Foreign currency forward exchange contracts:
British Pound Sterling	$27	$1.50	$(1)
Total	$27		$(1)

(1)         Equivalent to the unrealized net (loss) gain on existing contracts.

Other Market Risks. We have exposure to counterparty credit downgrades in the form of credit risk related to our foreign currency forward exchange contracts and our fixed income portfolio. We monitor and limit our credit exposure for our foreign currency forward exchange contracts by performing ongoing credit evaluations. We also manage the notional amount of contracts entered into with any one counterparty, and we maintain limits on maximum tenor of contracts based on the credit rating of the financial institution. Additionally, the investment portfolio is diversified and structured to minimize credit risk. As of April 1, 2016, we had no material credit exposure related to our foreign currency forward exchange contracts. Changes in our corporate issuer credit ratings have minimal impact on our financial results, but downgrades may negatively impact our future transaction costs and our ability to execute transactions with various counterparties.

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

ITEM 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on the evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2016.  During the quarter ended April 1, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

As of April 1, 2016, $1.8 billion remained available for repurchase under the existing repurchase authorization limit. There is no expiration date on this authorization.

The following table sets forth information with respect to all repurchases of our shares made during fiscal quarter ended April 1, 2016:

(In millions, except average price paid per share)	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January 2, 2016 through January 29, 2016	—	$32.49	—	$1,759
January 30, 2016 through February 26, 2016	—	29.95	—	1,758
February 27, 2016 through April 1, 2016	—	34.37	—	1,758
Total	—	$31.90	—	$1,758

(a) Includes statutory tax withholdings related to vesting of equity awards, which were immaterial in the fiscal quarter ended April 1, 2016.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Fourth Amendment to the Revolving Credit Facility

As previously disclosed, on January 18, 2011, the Company and its subsidiary Seagate HDD Cayman (“the Borrower”) entered into a credit agreement (the “Revolving Credit Facility”) among the Company, the Borrower, the lenders party thereto (the “Lenders”) and The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”).   On April 28, 2016, the Company, the Borrower, the Lenders party thereto and the Administrative Agent entered into the Fourth Amendment to the Revolving Credit Facility to modify the net leverage ratio financial covenant to require a net leverage ratio not in excess of (i) 2.25 to 1 as of the end of the fiscal quarters ending April 1, 2016 through and including June 30, 2017, (ii) 2:00 to 1 as of the end of the fiscal quarters ending September 29, 2017 through and including March 30, 2018, (iii) 1.75 to 1 as of the end of the fiscal quarter ending June 29, 2018 and (iv) 1.50 to 1 thereafter.

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

SEAGATE TECHNOLOGY PUBLIC LIMITED COMPANY

DATE:	April 29, 2016	BY:	/s/ STEPHEN J. LUCZO
Stephen J. Luczo
Chief Executive Officer, Director and Chairman of the Board of Directors
(Principal Executive Officer)

DATE:	April 29, 2016	BY:	/s/ DAVID H. MORTON, JR.
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

10.1+	Fourth Amendment, dated April 28, 2016, to the Credit Agreement, dated as of January 18, 2011.

31.1+	Certification of Stephen J. Luczo, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of David H. Morton, Jr., Executive Vice President, Finance and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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